Form 10QSB
period 2007-03-31
Alynx, Co.
filed 2007-05-10
CIK 1376339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 2007

                                    OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-52491


                                ALYNX, CO.
        (Name of Small Business Issuer as specified in its charter)


                Nevada                           87-0628764
      (State or other jurisdiction of         (I.R.S. employer
       Incorporation or organization)         identification No.)



                 1378 Ramola Street, Kaysville, Utah 84037
                 (Address of principal executive offices)


                               801-628-5555
             (Registrants telephone no., including area code)


                                 No Change
  (Former name, former address, and former fiscal year, if changed since last report.)


 Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:
                      Common Stock -  $.001 par value


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

 Common Stock outstanding at March 31, 2007 - 22,863,680 shares of $.001 par value Common Stock.

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes _ X _    No____

                                ALYNX, CO.
                      [ A Development Stage Company ]
                                FORM 10-QSB
                              March 31, 2007

                                   INDEX

PART I  Financial Information                                        3

 Item I  Unaudited Condensed Financial Statements                    4

         Unaudited Condensed Balance Sheet - March 31, 2007          4

         Unaudited Condensed Statements of Operations for
         the three months ended March 31, 2007 and 2006, and
         from re-entering Development Stage on December 20,
         2005 through March 31, 2007                                 5


         Unaudited Condensed Statements of Cash Flows, for
         the three months ended March 31, 2007 and 2006 and
         from re-entering Development Stage on December 20,
         2005 through March 31, 2007                                 6

         Notes to Unaudited Condensed Financial Statements       7 - 8

 Item 2 Management's Discussion and Analysis of Financial
        Plan or Plan of Operations                                   9

 Item 3 Controls and procedures                                     10

PART II Other Information                                           12

 Item 1 Legal Proceedings                                           12

 Item 2 Sales of Unregistered Equity Securities and use
        of proceeds                                                 12

 Item 3 Defaults upon Senior Securities                             12

 Item 4 Submission of Matters to a vote of Security Holders         12

 Item 5 Other Information                                           12

 Item 6 Exhibits                                                    12

 Signatures                                                         13

PART 1  FINANCIAL INFORMATION

  Item 1  Unaudited Condensed Financial Statements

        In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                ALYNX, CO.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS
                                                        March 31,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $     1,777
  Prepaid expense                                            3,500
                                                       ___________
        Total Current Assets                                 5,277
                                                       ___________
        Total Assets                                   $     5,277
                                                       ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $     7,320
  Accrued interest                                             854
                                                       ___________
        Total Current Liabilities                            8,174
                                                       ___________
CONVERTIBLE NOTES PAYABLE                                   10,000
                                                       ___________
        Total Liabilities                                   18,174
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   22,863,680 shares issued and outstanding                 22,864
  Capital in excess of par value                         1,418,002
  Retained Earnings                                     (1,420,866)
  Deficit accumulated during the
    development stage                                      (32,897)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (12,897)
                                                       ___________

                                                       $     5,277
                                                       ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                                  From
                                                               re-entering
                                         For the Three       the Development
                                          Months Ended          Stage on
                                            March 31,         December 20,
                                     ______________________  2005 thorough
                                        2007        2006     March 31, 2007
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -
                                     __________  __________  ______________
EXPENSES:
  General and administrative             15,895           -          32,043
                                     __________  __________  ______________
      Total Expenses                     15,895           -          32,043
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)      (15,895)          -         (32,043)

OTHER INCOME (EXPENSE):
  Interest expense                         (264)          -            (854)
                                     __________  __________  ______________
      Total Other Income (Expense)         (264)          -            (854)

LOSS BEFORE INCOME TAXES                (16,159)          -         (32,897)

CURRENT TAX EXPENSE                           -           -               -
DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
NET LOSS                             $  (16,159) $        -  $      (32,897)
                                     __________  __________  ______________

LOSS PER COMMON SHARE                $     (.00) $     (.00)
                                     __________  __________

WEIGHTED AVERAGE
  OUTSTANDING SHARES                 22,863,680   2,863,680
                                     __________  __________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  From
                                                               re-entering
                                         For the Three       the Development
                                          Months Ended          Stage on
                                            March 31,         December 20,
                                     ______________________  2005 thorough
                                        2007        2006     March 31, 2007
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $  (16,159) $        -  $      (32,897)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:

  Changes in assets and liabilities:
    Increase (decrease) in accrued
      taxes                                   -           -               -
    Decrease (Increase) in prepaid
      expense                             4,000           -          (3,500)
    Increase in accounts payable          7,320           -           7,320
    Increase in accrued interest            264           -             854
                                     __________  __________  ______________
     Net Cash Provided (Used) by
        Operating Activities             (4,575)          -         (28,223)
                                     __________  __________  ______________
Cash Flows from Investing Activities:

     Net Cash (Used) by
       Investing Activities                   -           -         (28,223)
                                     __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock           -           -          20,000
   Proceeds from promissory notes             -           -          10,000
                                     __________  __________  ______________

     Net Cash Provided by
       Financing Activities                   -           -          30,000
                                     __________  __________  ______________
Net Increase (Decrease) in Cash          (4,575)          -           1,777

Cash at Beginning of Period               6,352           -               -
                                     __________  __________  ______________
Cash at End of Period                $    1,777  $        -  $        1,777
                                     __________  __________  ______________




Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                          $        -  $        -
   Income taxes                      $        -  $        -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2007:
     None
  For the three months ended March 31, 2006:
     None



The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]


             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was incorporated on July 30, 1985 under the laws of the State of Utah under the name Leibra, Inc. On October 1, 1986, the stockholders approved a merger with Leitech, Inc., a newly formed Nevada corporation, to change its domicile to the State of Nevada. The Company was engaged in the creation and development of new businesses involved in high technology and biotechnology research. In June 1989 the Company abandoned all operations. During 1993 the Company changed its name from Genexus International, Inc. to Clearwater Holding, Inc., and acquired Clearwater Trucking, Inc. Subsequently, the Clearwater Trucking acquisition was rescinded. During 1998 the Company changed its name to Cinco, Inc. and sold shares in order to raise working capital. The Company, however, remained dormant until December 20, 2005 when it was determined by management that the Company should prepare to become a public shell and re-entered the development stage. On April 18, 2006 the Company changed its name to Alynx, Inc. On May 3, 2006 the Company amended the Articles of Incorporation to increase the authorized common shares from 50,000,000 to 100,000,000. The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.

  The Company, at the present time, has not commenced operations and is defined by the SEC as a shell company. A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either 1) no or nominal assets, or 2) assets consisting solely of cash and cash equivalents, or 3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

  The Company has not generated substantive revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Development Stage - The Company has not generated any revenues from operations and is considered to have re-entered development stage on December 20, 2005. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2007, the results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

                                ALYNX, CO.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2007.

  Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value. The total common shares issued and outstanding is 22,863,680 at March 31, 2007.

  In April 2006, the Company issued 20,000,000 shares of its previously authorized but unissued common stock to the president of the Company for cash. Proceeds from the sale of stock totaled $20,000 (or $.001 per share).

  Stock Split - On May 25, 2006 the Company effected a 10-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

  In May, 2006, the Company issued four $2,500 convertible notes payable. The notes accrue interest at 10% per annum, are due in September 2009, and are convertible, with accrued interest, into 500,000 shares of common
  stock each.   Accrued interest on the notes at March 31, 2007 is $854.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Management Compensation - During the three month period ended March 31, 2007 and 2006 the Company paid $4,000 and $0 in management compensation.

  Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

     Forward-Looking Statement Notice

     This Form 10-QSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

     Three Month Period Ended March 31, 2007 and 2006

     Our revenues, since re-entering the Development Stage on December 20, 2005, total $0 and we have a cumulative net loss of $32,897 for the period ended March 31, 2007. Our revenues for the three months ending March 31, 2007 were $0 compared to $0 for the same period in 2006. For the three months ending March 31, 2007 net loss was $16,159 compared to $0 for the same period in 2006. Expenses during the three months ended March 31, 2007, consisted of $15,895 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $0 in general and administrative expenses. Interest expense totaled $264 and $0 for the three months ended March 31, 2007 and 2006, respectively.

     As of March 31, 2007 our total assets were $5,277 consisting of cash of $1,777 and prepaid expenses of $3,500. Total liabilities at March 31, 2007 are $18,174 consisting of $10,000 in convertible notes payable, $7,320 in accounts payable and $854 in accrued interest.

     Liquidity and Capital Resources

     At March 31, 2007 we had $1,777 in cash and have had no revenues since re-entering the Development Stage on December 20, 2005. We estimate that general and administrative expenses for the next twelve months will be approximately $12,000. At March 31, 2007 we also had total liabilities of $18,174. As a result, we will need to generate up to $30,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

     Plan of Operations

     The Company had no operations or revenue during the last two fiscal years. Due to this, the Company realized a net loss. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and
     (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The independent auditors have expressed substantial doubt about our ability to continue as a going concern. Their report includes a going concern qualification because the financial statements do not include any adjustments that might result from the outcome of the uncertainties which arise from the net losses and accumulated deficit.

  Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

     (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

  Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act.

  Item 3.  Defaults Upon Senior Securities

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

  Item 4.  Submission of Matters to a Vote of Security Holders

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

  Item 5.  Other Information

     None.

  Item 6.  Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     Exhibit No.  SEC Ref. No.  Title of Document

         1            31.1      Certification of the Principal Executive
                                Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached

         2            32.1      Certification of Chief Executive Officer
                                and Chief Financial Officer pursuant to
                                section 906 of the Sarbanes-Oxley Act of 2002* Attached

      - The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

  In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALYNX, CO.

  Date: May 10, 2007                 /s/ Ken Edwards
                                     Ken Edwards
                                     Chief Executive Officer
                                     Chief Financial Officer