Form 10QSB
period 2007-06-30
Alynx, Co.
filed 2007-08-14
CIK 1376339

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 2007

                                    OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-52491


                                ALYNX, CO.
        (Name of Small Business Issuer as specified in its charter)


                    Nevada                          90-0300868
        (State or other jurisdiction of          (I.R.S. employer
         Incorporation or organization)         identification No.)



                 1378 Ramola Street, Kaysville, Utah 84037
                 (Address of principal executive offices)


                               801-628-5555
             (Registrant's telephone no., including area code)


                                 No Change
  (Former name, former address, and former fiscal year, if changed since last report.)


 Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act:
                      Common Stock -  $.001 par value


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _ X _      No____

Common Stock outstanding at June 30, 2007 - 22,863,680 shares of $.001 par value Common Stock.

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes _ X _    No____

                                ALYNX, CO.
                      [ A Development Stage Company ]
                                FORM 10-QSB
                               June 30, 2007

                                   INDEX

PART I  Financial Information                                          3

 Item I Unaudited Condensed Financial Statements                       3

         Unaudited Condensed Balance Sheet - June 30, 2007             4

         Unaudited Condensed Statements of Operations for
         the three and six months ended June 30, 2007 and
         2006, and from re-entering Development Stage on
         December 20, 2005 through June 30, 2007                       5


         Unaudited Condensed Statements of Cash Flows, for
         the six months ended June 30, 2007 and 2006 and
         from re-entering Development Stage on December 20,
         2005 through June 30, 2007                                    6

         Notes to Unaudited Condensed Financial Statements         7 - 8

 Item 2 Management's Discussion and Analysis of Financial Plan
         or Plan of Operations                                         9

 Item 3 Controls and procedures                                       10

PART II Other Information                                             11

 Item 1 Legal Proceedings                                             11

 Item 2 Sales of Unregistered Equity Securities and use of proceeds   11

 Item 3 Defaults upon Senior Securities                               11

 Item 4 Submission of Matters to a vote of Security Holders           11

 Item 5 Other Information                                             11

 Item 6 Exhibits                                                      11

 Signatures                                                           12

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

                                ALYNX, CO.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS
                                                         June 30,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $    14,676
                                                       ___________
        Total Current Assets                                14,676
                                                       ___________
        Total Assets                                   $    14,676
                                                       ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    10,220
  Accrued interest                                           1,118
      Accrued interest - related party                         210
  Convertible Note Payable - related party                  15,000
                                                       ___________
        Total Current Liabilities                           26,548
                                                       ___________
CONVERTIBLE NOTES PAYABLE                                   10,000
                                                       ___________
        Total Liabilities                                   36,548
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                              -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   22,863,680 shares issued and outstanding                 22,864
  Capital in excess of par value                         1,418,002
  Retained Earnings                                     (1,420,866)
  Deficit accumulated during the
    development stage                                      (41,872)
                                                       ___________
        Total Stockholders' Equity (Deficit)               (21,872)
                                                       ___________

                                                       $    14,676
                                                       ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              From re-entering
                         For the Three         For the Six       Developement
                          Months Ended         Months Ended        Stage on
                            June 30,             June 30,        December 20,
                     _____________________ _____________________ 2005 through
                         2007     2006       2007      2006      June 30, 2007
                     __________ __________ __________ __________ _____________
REVENUE              $        - $        - $        - $        - $           -
                     __________ __________ __________ __________ _____________
EXPENSES:
  General and
   administrative         8,501      4,422     24,396      4,422        40,544
                     __________ __________ __________ __________ _____________
      Total Expenses      8,501      4,422     24,396      4,422        40,544
                     __________ __________ __________ __________ _____________
LOSS BEFORE OTHER
 INCOME (EXPENSE)       (8,501)    (4,422)   (24,396)    (4,422)      (40,544)

OTHER INCOME (EXPENSE):
  Interest expense        (474)       (90)      (738)       (90)       (1,328)
                     __________ __________ __________ __________ _____________
    Total Other Income
     (Expense)          (8,975)       (90)      (738)       (90)       (1,328)
                     __________ __________ __________ __________ _____________
LOSS BEFORE INCOME
 TAXES                  (8,975)    (4,422)   (25,134)    (4,512)      (41,872)

CURRENT TAX EXPENSE           -          -          -          -             -
DEFERRED TAX EXPENSE          -          -          -          -             -
                     __________ __________ __________ __________ _____________
NET LOSS             $  (8,975) $  (4,422) $ (25,134) $  (4,512) $    (41,872)
                     __________ __________ __________ __________ _____________

LOSS PER COMMON
 SHARE:              $    (.00) $    (.00) $    (.00) $    (.00)
                     __________ __________ __________ __________

WEIGHTED AVERAGE
OUTSTANDING SHARES   22,863,680 21,325,218 22,863,680 12,145,448
                     __________ __________ __________ __________













The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                             From re-entering
                                           For the Six        the Development
                                           Months Ended          Stage on
                                             June 30,           December 20,
                                      ______________________   2005 through
                                         2007        2006      June 30, 2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
  Net loss                            $  (25,134) $   (4,512) $      (41,872)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:

  Changes in assets and liabilities:
    Decrease (Increase) in prepaid
      expense                              7,500     (12,500)              -
    Increase in accounts payable          10,220           -          10,220
    Increase in accrued interest             528          90           1,118
    Increase in accrued interest
      - related party                        210           -             210
                                      __________  __________  ______________
     Net Cash Provided (Used) by
        Operating Activities              (6,676)    (16,922)        (30,324)
                                      __________  __________  ______________
Cash Flows from Investing Activities:

     Net Cash (Used) by
       Investing Activities                    -           -               -
                                      __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock            -      20,000          20,000
   Proceeds from promissory notes              -      10,000          10,000
   Proceeds from convertible note
     payable - related party              15,000           -          15,000
                                      __________  __________  ______________

     Net Cash Provided by
       Financing Activities               15,000      30,000          45,000
                                      __________  __________  ______________
Net Increase (Decrease) in Cash            8,324      13,078          14,676

Cash at Beginning of Period                6,352           -               -
                                      __________  __________  ______________
Cash at End of Period                 $   14,676  $   13,078  $       14,676
                                      __________  __________  ______________




Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                           $        -  $        -
   Income taxes                       $        -  $        -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2007:
     None
  For the six months ended June 30, 2006:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2007, the results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

                                ALYNX, CO.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2007.

  Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value. The total common shares issued and outstanding is 22,863,680 at June 30, 2007 and 2006.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

  In May, 2006, the Company issued four $2,500 convertible notes payable. The notes accrue interest at 10% per annum, are due in September 2009, and are convertible, with accrued interest, into 500,000 shares of common
  stock each.   Accrued interest on the notes at June 30, 2007 and 2006 was
  $1,118 and $90, respectively.

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

  Management Compensation - During the six month period ended June 30, 2007 and 2006 the Company paid $6,000 and $2,000 in management compensation.

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

     Six Month Period Ended June 30, 2007 and 2006

     Our revenues, since re-entering the Development Stage on December 20, 2005, total $0 and we have a cumulative net loss of $41,872 for the period ended June 30, 2007. Our revenues for the six months ending June 30, 2007 were $0 compared to $0 for the same period in 2006. For the six months ending June 30, 2007 net loss was $25,134 compared to $4,512 for the same period in 2006. Expenses during the six months ended June 30, 2007, consisted of $24,396 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $4,422 in general and administrative expenses. Interest expense totaled $738 and $90 for the six months ended June 30, 2007 and 2006, respectively.

     As of June 30, 2007 our total assets were $14,676 consisting of cash of $14,676. Total liabilities at June 30, 2007 are $36,548 consisting of $10,000 in convertible notes payable, $10,220 in accounts payable, shareholder advance of $15,000 and $1,328 in accrued interest.

     Liquidity and Capital Resources

     At June 30, 2007 we had $14,676 in cash and have had no revenues since re-entering the Development Stage on December 20, 2005. We estimate that general and administrative expenses for the next twelve months will be approximately $12,000. At June 30, 2007 we also had total liabilities of $36,548. As a result, we will need to generate up to $40,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

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

     Exhibit  SEC Ref.  Title of Document
       No.      No.

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

                                   ALYNX, CO.

  Date: August 13, 2007         /s/ Ken Edwards
                                   Ken Edwards
                                   Chief Executive Officer
                                   Chief Financial Officer