Form 10QSB
period 2007-09-30
Alynx, Co.
filed 2007-11-08
CIK 1376339

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                FORM 10-QSB


       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 2007

                                    OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-52491


                                ALYNX, CO.
        (Name of Small Business Issuer as specified in its charter)








                 706 Rildah Circle, Kaysville, Utah 84037
                 (Address of principal executive offices)


                               801-628-5555
             (Registrant's telephone no., including area code)


                 1378 Ramola Street, Kaysville, Utah 84037
  (Former name, former address, and former fiscal year, if changed since last report.)


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

   Common Stock outstanding at September 30, 2007 - 22,863,680 shares of
                       $.001 par value Common Stock.

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes _ X _    No____

                                ALYNX, CO.
                      [ A Development Stage Company ]
                                FORM 10-QSB
                            September 30, 2007

                                   INDEX

PART I  Financial Information                                           3

 Item I Unaudited Condensed Financial Statements                        3

         Unaudited Condensed Balance Sheet - September 30, 2007         4

         Unaudited Condensed Statements of Operations for
           the three
         and nine months ended September 30, 2007 and 2006,
         and from re-entering Development Stage on December
         20, 2005 through September 30, 2007                            5

         Unaudited Condensed Statements of Cash Flows, for
         the nine months ended September 30, 2007 and 2006
         and from re-entering Development Stage on December
         20, 2005 through September 30, 2007                            6

         Notes to Unaudited Condensed Financial Statements          7 - 8

 Item 2 Management's Discussion and Analysis of Financial Plan
           or Plan of Operations                                        9

 Item 3 Controls and procedures                                        10

PART II Other Information                                              11

 Item 1 Legal Proceedings                                              11

 Item 2 Sales of Unregistered Equity Securities and use of proceeds    11

 Item 3 Defaults upon Senior Securities                                11

 Item 4 Submission of Matters to a vote of Security Holders            11

 Item 5 Other Information                                              11

 Item 6 Exhibits                                                       11

 Signatures                                                            12

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

                                ALYNX, CO.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS
                                                      September 30,
                                                           2007
                                                       ___________
CURRENT ASSETS:
  Cash                                                 $    1,450
                                                       ___________
        Total Current Assets                                1,450
                                                       ___________
        Total Assets                                   $    1,450
                                                       ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    1,000
  Accrued interest                                          1,382
      Accrued interest - related party                        586
  Note Payable - related party                             15,000
   Shareholder advance - related party                      1,000
                                                       ___________
        Total Current Liabilities                          18,968
                                                       ___________
CONVERTIBLE NOTES PAYABLE                                  10,000
                                                       ___________
        Total Liabilities                                  28,968
                                                       ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   100,000,000 shares authorized,
   22,863,680 shares issued and outstanding                22,864
  Capital in excess of par value                        1,418,002
  Retained Earnings                                   (1,420,866)
  Deficit accumulated during the
    development stage                                    (47,518)
                                                       ___________
        Total Stockholders' Equity (Deficit)             (27,518)
                                                       ___________

                                                       $   1,450
                                                       ___________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                       From
                                                                    re-entering
                                                                    Development
                                                                      Stage on
                                                                      December
                                                                         20,
                           For the Three           For the Nine         2005
                            Months Ended           Months Ended       Through
                           September 30,           September 30,      September
                      ______________________  ______________________     30,
                          2007       2006        2007       2006        2007
                      __________  __________  __________  __________  _________
REVENUE               $      -    $       -   $       -   $       -   $      -
                      __________  __________  __________  __________  _________
EXPENSES:
  General and
   administrative         5,006       5,766      29,400      10,189     45,550
                      __________  __________  __________  __________  _________
    Total Expenses        5,006       5,766      29,400      10,189     45,550
                      __________  __________  __________  __________  _________
LOSS BEFORE OTHER
 INCOME (EXPENSE)        (5,006)     (5,766)    (29,400)    (10,189)   (45,550)

OTHER INCOME (EXPENSE):
  Interest expense         (640)       (250)     (1,378)       (340)    (1,968)
                      __________  __________  __________  __________  _________
    Total Other
     Income (Expense)    (5,646)       (250)     (1,378)       (340)    (1,968)
                      __________  __________  __________  __________  _________
LOSS BEFORE
 INCOME TAXES            (5,646)     (6,016)    (30,778)    (10,529)   (47,518)

CURRENT TAX EXPENSE           -           -           -           -          -
DEFERRED TAX EXPENSE          -           -           -           -          -
                      __________  __________  __________  __________  _________
NET LOSS              $  (5,646)  $  (6,016)  $ (30,778)  $ (10,529)  $(47,518)
                      __________  __________  __________  __________  _________

LOSS PER COMMON SHARE: $   (.00)  $    (.00)  $    (.00)  $    (.00)
                      __________  __________  __________  __________

WEIGHTED AVERAGE
OUTSTANDING SHARES    22,863,680  21,325,218  22,863,680  12,145,448
                      __________  __________  __________  __________







The accompanying notes are an integral part of these unaudited condensed financial statements.

                                ALYNX, CO.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                            From re-entering
                                                            the Development
                                                              Stage on
                                          For the Nine       December 20,
                                          Months Ended          2005
                                         September 30,         through
                                     ____________________    September 30,
                                         2007     2006          2007
                                     _________  _________    ___________

Cash Flows from Operating Activities:
 Net loss                            $(30,778)  $(10,529)    $ (47,518)
 Adjustments to reconcile
  net loss to net cash provided
  (used) by operating activities:

  Changes in assets and liabilities:
    Decrease (Increase)
     in prepaid expense                 7,500    (10,000)            -
    Increase in accounts payable        1,000        260         1,000
    Increase in accrued interest          792        340         1,382
    Increase in accrued
     interest - related party             586          -           586
                                     _________  _________    ___________
     Net Cash Provided (Used)
       by Operating Activities        (20,900)   (19,929)      (44,550)
                                     _________  _________    ___________
Cash Flows from Investing Activities:

     Net Cash (Used)
       by Investing Activities              -          -             -
                                     _________  _________    ___________
Cash Flows from Financing Activities:
 Proceeds from sale of common stock         -     20,000        20,000
 Proceeds from promissory notes             -     10,000        10,000
 Proceeds from note
  payable - related party              15,000          -        15,000
 Proceeds from shareholder
  advance -related party                1,000          -         1,000
                                     _________  _________    ___________

     Net Cash Provided
       by Financing Activities         16,000     30,000        46,000
                                     _________  _________    ___________

Net Increase (Decrease) in Cash        (4,900)    10,071         1,450

Cash at Beginning of Period             6,350          -             -
                                     _________  _________    ___________
Cash at End of Period                $  1,450   $ 10,071     $   1,450
                                     _________  _________    ___________



Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                         $       -   $      -
   Income taxes                     $       -   $      -


Supplemental Schedule of Noncash Investing and Financing Activities:
  For the nine months ended September 30, 2007:
     None
  For the nine months ended September 30, 2006:
     None





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2007, the results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

                                ALYNX, CO.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2007.

  Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value. The total common shares issued and outstanding is 22,863,680 at September 30, 2007 and 2006.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

  In May, 2006, the Company issued four $2,500 convertible notes payable. The notes accrue interest at 10% per annum, are due in September 2009, and are convertible, with accrued interest, into 500,000 shares of common
  stock each.   Accrued interest on the notes at September 30, 2007 and 2006 was $1,382 and $340, respectively.

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

  Management Compensation - During the nine month period ended September 30, 2007 and 2006 the Company paid $9,000 and $5,000 in management compensation.

  Note Payable - In May 2007 the president of the Company loaned $15,000 on a 10% note payable.

  Shareholder Advance - In September 2007 the president of the Company advanced $1,000.

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

     Nine Month Period Ended September 30, 2007 and 2006

     Our revenues, since re-entering the Development Stage on December 20, 2005, total $0 and we have a cumulative net loss of $47,518 for the period ended September 30, 2007. Our revenues for the nine months ending September 30, 2007 were $0 compared to $0 for the same period in 2006. For the nine months ending September 30, 2007 net loss was $30,778 compared to $10,529 for the same period in 2006. Expenses during the nine months ended September 30, 2007, consisted of $29,400 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $10,189 in general and administrative expenses. Interest expense totaled $1,378 and $340 for the nine months ended September 30, 2007 and 2006, respectively.

     As of September 30, 2007 our total assets were $1,450 consisting of cash of $1,450. Total liabilities at September 30, 2007 are $28,968 consisting of $10,000 in convertible notes payable, $1,000 in accounts payable, shareholder advance of $1,000, note payable of $15,000 and $1,968 in accrued interest.

     Liquidity and Capital Resources

     At September 30, 2007 we had $1,450 in cash and have had no revenues since re-entering the Development Stage on December 20, 2005. We estimate that general and administrative expenses for the next twelve months will be approximately $16,000. At September 30, 2007 we also had total liabilities of $28,968. As a result, we will need to generate up to $35,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

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

  Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

  Item 5.  Other Information

        During the period covered by this report no reports on Form 8-K were filed nor required to be filed.

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

                              ALYNX, CO.

  Date: November 8, 2007             /s/ Ken Edwards
                              Ken Edwards
                              Chief Executive Officer
                              Chief Financial Officer