Form 10KSB
period 2007-12-31
Alynx, Co.
filed 2008-01-23
CIK 1376339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-52491

ALYNX, CO.

(Exact name of Registrant as specified in charter)

NEVADA	90-0300868
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

706 Rildah Circle, Kaysville, Utah	84037
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 628-5555

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐   (2)  Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒

The registrant had no revenues for the 12 months ended December 31, 2007.

The aggregate market value of the voting stock held by non-affiliates of the registrant (2,863,680 shares) is $157,502, computed by reference to the average bid and asked price of the Common Stock ($0.055) as of January 17, 2008.

At January 17, 2008, there were 22,863,680 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning the Company’s possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, management continues to face many risks and uncertainties including, but not limited to, the availability of suitable merger or acquisition candidates, the willingness of operating entities to acquire an interest in the Company, resolutions of conflicts of interest of management in selecting potential merger or acquisition candidates, the results of operations and profitability of the Company following the acquisition of a new business venture, the acceptance in the market of the products or services offered by the Company following an acquisition, and the ability of the Company to meet its financial obligations as a reporting company prior to any acquisition.  Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  The Company disclaims any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Alynx, Co. (the “Company”) was originally formed as a Utah corporation on July 30, 1985, under the name Leibra, Inc.  On October 1, 1986, the stockholders approved a merger with Leitech, Inc., a newly formed Nevada corporation which was incorporated on September 22, 1986, to change the domicile of the Company from the State of Utah to the State of Nevada.  The Company has had several name changes in connection with various business acquisitions, all of which have been discontinued or rescinded.  For the past several years the Company has had no active business operations and has been seeking to acquire an interest in a business with long-term growth potential.  The Company has no subsidiaries.

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations.  The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has retained counsel to assist management in the acquisition process and has prepared a draft letter of intent in connection with these preliminary discussions.  However, the draft letter of intent has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can an assurance be given that the Company will ever consummate any such transaction.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors.  In analyzing prospective businesses, management will consider, to the extent applicable: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition may be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, a majority or all of the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which take effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees.  Ken Edwards, the Company’s President and principal shareholder, will devote such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately 20 hours per month.  Mr. Edwards is compensated through an arrangement with his company, Booder Corp., which is paid $1,000 per month for these services.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees so long as it is seeking and evaluating businesses.  The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the business address of Ken Edwards, the President and principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock was approved for quotation on the OTC Bulletin Board on July 19, 2007.  Only a limited number of shares have traded since the approval of the quotation in July 2007.  The Common Stock is currently traded with the trading symbol of “AYXC.”  The table below sets forth for the periods indicated the high and low sales prices as reported by Bloomberg information services.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2007	Third	$0.10	$0.01
	Fourth	$0.10	$0.01

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s Common Stock, except for outstanding promissory notes in the aggregate principal amount of $10,000 which are convertible into approximately 2,000,000 shares at the option of the note holders after the Company ceases to be a shell company.

Holders

At January 17, 2008, the Company had 597 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2007, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.  Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

Unregistered Sales of Securities

The Company has not issued any shares of its Common Stock, or any shares of its authorized preferred stock, since April 2006.  However, the Company has issued the following promissory notes which have not been reported in prior reports:

•

On May 26, 2006, the Company issued a promissory note evidencing a loan of $2,500 to the Company by Chantel Smith.  The note bears interest at the rate of 10% per annum and is due and payable by the Company 30 days after the date demand is made by the holder, or June 1, 2009, whichever is earlier.  The principal balance of, and interest due on, the note is convertible into common shares of the Company at the rate of $0.005 per share at any time the Company ceases to be a shell company.  The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering.  Ms. Smith represented that she was a non-accredited investor as defined in Rule 501 of Regulation D at the time of the transaction.  She represented that she was familiar with the business, history, and operations of the Company.  She delivered appropriate investment representations with respect to the issuance of the note and consented to the imposition of restrictive legends.  She did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  She was also afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the transaction.

•

On May 29, 2006, the Company issued three promissory notes evidencing loans of $2,500 each to the Company by 1st Orion Corp., Cassandra Linza, and The Lorikeet Company, Inc.  The notes each bear interest at the rate of 10% per annum and are due and payable by the Company 30 days after the date demand is made by the holder, or June 1, 2009, whichever is earlier.  The principal balance of, and interest due on, each note is convertible into common shares of the Company at the rate of $0.005 per share at any time the Company ceases to be a shell company.  The notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering.  Each holder represented that she or it was a non-accredited investor as defined in Rule 501 of Regulation D at the time of the transaction.  Each holder represented that she or it was familiar with the business, history, and operations of the Company.  Each party delivered appropriate investment representations with respect to the issuance of the notes and consented to the imposition of restrictive legends.  None of the parties entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each party, or the person representing the entity, was also afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the transaction.

•

On May 4, 2007, the Company issued a promissory note evidencing a loan of $15,000 to the Company by Ken Edwards, the Company’s sole officer and director and principal shareholder.  The note bears interest at the rate of 10% per annum and is due and payable by the Company 30 days after the date demand is made by the holder, or May 4, 2009, whichever is earlier.  The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and Section 4(6) thereof as a transaction by an issuer not involving any public offering.  Mr. Edwards was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction.  He acknowledged appropriate investment representations with respect to the issuance of the note.  He did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  No underwriting discounts or commissions were paid in connection with the transaction.

•

On October 1, 2007, the Company issued a promissory note evidencing an ongoing arrangement by Ken Edwards to loan up to $25,000 to the Company.  The note bears interest at the rate of 12% per annum and is due and payable by the Company 30 days after the date demand is made by the holder, or December 31, 2008, whichever is earlier.  The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) and Section 4(6) thereof as a transaction by an issuer not involving any public offering.  Mr. Edwards was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction.  He acknowledged appropriate investment representations with respect to the issuance of the note.  He did not enter into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  No underwriting discounts or commissions were paid in connection with the transaction.

Purchases of Equity Securities

There were no purchases made during the fourth quarter ended December 31, 2007, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company’s Common Stock.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company had no operations or revenue during the last two fiscal years. Due to this, the Company realized a net loss.  The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company.  The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations.  The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has retained counsel to assist management in the acquisition process and has prepared a draft letter of intent in connection with these preliminary discussions.  However, the draft letter of intent has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can an assurance be given that the Company will ever consummate any such transaction.

The Company does not have sufficient cash to meet its operational needs for the next twelve months.  Management’s plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options.  Currently, except for the commitment of the President of the Company, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect.  Mr. Edwards has agreed to loan up to $25,000 to the Company upon request of the president.  Through December 31, 2007, Mr. Edwards had loaned $2,500 under the terms of the promissory note, which bears interest at the rate of 12% per annum and is due and payable by the Company 30 days after the date demand is made by the note holder, or December 31, 2008, whichever is earlier.  On January 15, 2008, Mr. Edwards loaned an additional $2,000 to the Company under the terms of this note.  Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful.  The Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

The Company’s current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.  At present, the Company has no binding understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

The independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Their report includes a going concern qualification because the financial statements do not include any adjustments that might result from the outcome of the uncertainties which arise from the net losses and accumulated deficit.

Off-Balance Sheet Arrangements

During the year ended December 31, 2007, the Company did not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

ALYNX, CO.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

ALYNX, CO.

[A Development Stage Company]

CONTENTS

		PAGE
-	Report of Independent Registered Public Accounting Firm	18

-	Balance Sheet, December 31, 2007	19

-	Statements of Operations, for the years
	ended December 31, 2007 and 2006
	and from re entering the Development Stage
	on December 20, 2005 through December 31, 2007	20

-	Statement of Stockholders’ Equity (Deficit),
	from December 20, 2005 through
	December 31, 2007	21

-	Statements of Cash Flows, for the years
	ended December 31, 2007 and 2006
	and from re entering the Development Stage
	on December 20, 2005 through December 31, 2007	22

-	Notes to Financial Statements	23 - 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

ALYNX, CO.

Kaysville, Utah

We have audited the accompanying balance sheet of Alynx, Co. [a development stage company] as of December 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the development stage on December 20, 2005 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alynx, Co. [a development stage company] as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering the development stage on December 20, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

January 23, 2008

ALYNX, CO.

[A Development Stage Company]

BALANCE SHEET

ASSETS	December 31,
2007
CURRENT ASSETS:
Cash	$184
Total Current Assets	184
Total Assets	$184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,641
Accrued Interest	1,646
Accrued Interest - related party	995
Notes payable - related party	17,500
Total Current Liabilities	25,782

CONVERTIBLE NOTES PAYABLE	10,000

Total Liabilities	35,782

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 22,863,680 shares issued and outstanding	22,864
Capital in excess of par value	1,418,002
Retained Earnings (Deficit)	(1,420,866)
Deficit accumulated during the development stage	(55,598)
Total Stockholders' Equity (Deficit)	(35,598)
$184

The accompanying notes are an integral part of this financial statement

ALYNX, CO.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			reentering
			the
			Development
			Stage on
	For the		December 20,
	Year Ended		2005 thru
	December 31,		December 31,
	2005	2006	2007

REVENUE, net	$-	$-	$-

EXPENSES:
General and administrative	36,809	16,148	52,957

LOSS BEFORE OTHER INCOME (EXPENSE)	(36,809)	(16,148)	(52,957)

OTHER INCOME (EXPENSE):
Interest expense	(2,051)	(590)	(2,641)

LOSS BEFORE INCOME TAXES	(38,860)	(16,738)	(55,598)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(38,860)	$(16,738)	$(55,598)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

ALYNX, CO.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DECEMBER 20, 2005 THROUGH DECEMBER 31, 2007

					Deficit
					Accumulated
			Capital in	Retained	During the
	Common Stock		Excess of	Earnings	Development
	Shares	Amount	Par Value	(Deficit)	Stage

BALANCE, December 20, 2005	2,863,680	$2,864	$1,418,002	$(1,420,866)	$-

Net loss for the period ended December 31, 2005	-	-	-	-	-

BALANCE, December 31, 2005	2,863,680	2,864	1,418,002	(1,420,866)	-

Issuance of 20,000,000 shares common stock for cash, April 7, 2006 at $.001 per share	20,000,000	20,000	-	-	-

Net loss for the year ended December 31, 2006	-	-	-	-	(16,738)

BALANCE, December 31, 2006	22,863,680	22,864	1,418,002	(1,420,866)	(16,738)

Net loss for the year ended December 31, 2007	-	-	-	-	(38,860)

BALANCE, December 31, 2007	22,863,680	$22,864	$1,418,002	$(1,420,866)	$(55,598)

The accompanying notes are an integral part of these financial statements.

ALYNX, CO.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From
			reentering
			the
			Development
			Stage on
	For the		December 20,
	Year Ended		2005 thru
	December 31,		December 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(38,860)	$(16,738)	$(55,598)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in assets and liabilities:
Increase in accounts payable	5,641	-	5,641
Increase in accrued interest	1,056	590	1,646
Increase in accrued interest – related party	995	-	995
Decrease (increase) in prepaid expense	7,500	(7,500)	-

Net Cash Provided (Used) by
Operating Activities	(23,668)	(23,648)	(47,316)

Cash Flows From Investing Activities:

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issuance	-	20,000	20,000
Proceeds from promissory notes	-	10,000	10,000
Proceeds from note payable – related party	15,000	-	15,000
Proceeds from shareholder advance
–related party	2,500	-	2,500

Net Cash Provided by Financing Activities	17,500	30,000	47,500

Net Increase (Decrease) in Cash	(6,168)	6,352	184

Cash at Beginning of Period	6,352	-	-

Cash at End of Period	$184	$6,352	$184

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

None

For the year ended December 31, 2006:

None

The accompanying notes are an integral part of these financial statements.

ALYNX, CO.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The Company was incorporated on July 30, 1985 under the laws of the State of Utah and on October 1, 1986 changed its domicile to the State of Nevada.  The Company was engaged in the creation and development of new businesses involved in high-technology and biotechnology research. In June 1989 the Company abandoned all operations.  During 1993 the Company changed its name from Genexus International, Inc. to Clearwater Holding, Inc., and acquired Clearwater Trucking, Inc.  Subsequently, the Clearwater Trucking acquisition was rescinded.  During 1998 the Company changed its name to Cinco, Inc. and sold shares in order to raise working capital.  The Company, however, remained dormant until December 20, 2005 when it was determined by management that the Company should prepare to become a public shell and re-entered the development stage. On April 18, 2006 the Company changed its name to Alynx, Co.  On May 3, 2006 the Company amended the Articles of Incorporation to increase the authorized common shares from 50,000,000 to 100,000,000.  The Company plans to acquire, or merge with a targeted operating business that is seeking public company status.

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

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

ALYNX, CO.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, were recently issued.  SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Restatement - The financial statements have been restated for all periods presented to reflect a 10-for-1 forward stock split effected by the Company on May 25, 2006 [See Note 2].

NOTE 2 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $.001 par value. The total common shares issued and outstanding is 22,863,680 and 22,863,680 at December 31, 2007 and 2006, respectively.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In May, 2006, the Company issued four $2,500 convertible notes payable.  The notes accrue interest at 10% per annum, are due in September 2009, and are convertible, with accrued interest, into 500,000 shares of common stock each.   Accrued interest on the notes at December 31, 2007 and 2006 was $1,646 and $590, respectively.

ALYNX, CO.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, an operating loss carryforward of approximately $78,300 which may be applied against future taxable income and which expires in various years through 2027.  Due to a substantial change in the Company’s ownership, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $11,800 and $9,700 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $2,100.

NOTE 5 - GOING CONCERN

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

ALYNX, CO.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the
	Year Ended
	December 31,
	2007	2006

Income available to common shareholders
(numerator)	$(38,860)	$(16,738)

Weighted average number of common shares
outstanding during the period used in loss per
share (denominator)	22,863,680	17,548,612

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Management Compensation – During 2007 and 2006 the Company paid $12,000 and $8,000 in management compensation, respectively.

Note Payable – In May 2007 the president of the Company loaned $15,000 on a 10% note payable.  At December 31, 2007 the accrued interest on the note was $960.

Note Payable – In September and December 2007 the president of the Company advanced a total of $2,500 in cash on a 12% note payable. At December 31, 2007 the accrued interest on the note was $35.  In October 2007 the president of the Company agreed to loan up to $25,000 in the form of unsecured promissory notes.

NOTE 8 – SUBSEQUENT EVENTS

 In January 2008 the president of the Company advanced $2,000 in cash on a note payable.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s sole officer, Ken Edwards, has concluded, based on his evaluation as of the end of the period covered by this report, that its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by it in reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by it in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

On October 1, 2007, Mr. Edwards agreed to loan up to $25,000 to the Company to satisfy its future cash flow requirements.  The Board of Directors approved a form of unsecured promissory demand note to reflect advances made by Mr. Edwards up to the maximum of $25,000.  The note, dated October 1, 2007, is due 30 days after the date demand for payment is made by Mr. Edwards, or December 31, 2008, whichever shall first occur.  Interest on the amounts advanced by Mr. Edwards is set at 12% per annum.  Entry into this agreement to provide the funding should have been disclosed during fourth quarter 2007 on Form 8-K under Item 1.01.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth as of January 17, 2008, the name, age, and positions of the sole executive officer and sole director of the Company, and the term of office of such director:

Name	Age	Positions	Director Since
Ken Edwards	56	Director, President, Secretary, and Treasurer	2000

A director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the Board of Directors.

Ken Edwards has been the President, Secretary and Treasurer of the Company since October 15, 2000.  Since September 2005 Mr. Edwards has been the Vice President of Product Development for SafeStream, Inc., a web-based corporate compliance management system located in Bountiful, Utah.  From March 2004 through September 2004 he was employed by Corporate Compliance, Inc. in the development of corporate compliance management software.  From 2003 through 2004 he was employed as an equipment operator for Staker/Parsons Companies in Sandy, Utah.

Mr. Edwards is also a director of Maple Mountain Pumpkins and Agriculture, Inc., a Nevada corporation which filed a registration statement with the Securities and Exchange Commission on Form 10-SB on December 11, 2007.

On October 29, 2003, Ken Edwards filed a personal Chapter 7 bankruptcy petition for himself and his wife in the United States Bankruptcy Court for the District of Utah (Case No. 03-35392).  Mr. Edwards and his wife were granted a discharge on December 31, 2003.

Conflicts of Interest

Ken Edwards is engaged in a business venture that competes directly with the Company.  Since February 2007 Mr. Edwards has been and continues as the sole officer and director of Maple Mountain Pumpkins and Agriculture, Inc. a shell company which filed a registration statement on Form 10-SB on December 11, 2007.  Inasmuch as Mr. Edwards’ position with Maple is the same as that with the Company, and inasmuch as Maple’s business plan is the same as that of the Company, Mr. Edwards has the sole discretion to direct a business opportunity to either Maple or the Company.  As such, Mr. Edwards has a significant conflict of interest in choosing which entity (Maple or the Company) will benefit, if a benefit is derived, from a target company that he finds as a potential target company.

Mr. Edwards may engage affiliates and associates, which represent individuals with whom Mr. Edwards has had or may continue to have a business relationship.  These affiliates or associates of Mr. Edwards may have business interests that are adverse to the Company’s interests.  As such, Mr. Edwards, as the Company’s sole officer and director, may have a conflict of interest when selecting a business opportunity presented to him by an affiliate or associate of his.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced any material business operations.

Overview of Director Nominating Process

The Company does not have a standing Nominating Committee; recommendations for candidates to stand for election as directors are made by the Board of Directors.  The Company has not had and does not presently have a policy which permits security holders to recommend nominees to the Company’s Board of Directors.

Audit Committee Financial Expert

The Company has no separate audit committee.  The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.  The Company is not presently engaged in any significant business activities and has no operations or assets.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2007 and 2006:

Summary Compensation Table

Name and Principal Position	Year	All Other Compensation ($)	Total ($)
Ken Edwards, President	2007	$12,000 (1)	$12,000
	2006	$8,000 (1)	$8,000

(1)

Effective May 1, 2006, the Company agreed to pay Booder Corp., an entity controlled by Mr. Edwards, to prepare the Company as a merger target.  Monthly compensation under the agreement is $1,000.  Compensation for 2006 was for eight months.

The Company has no written or unwritten employment or compensation agreement or arrangement with Mr. Edwards.

Equity Awards

As of December 31, 2007, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Edwards, the sole executive officer of the company during 2007.

The Company has no retirement or similar plans or arrangements for its executive officers.  The Company has not entered into any contracts or arrangements with Mr. Edwards which would provide him with a form of compensation resulting from his resignation, retirement or any other termination of his employment with the Company or from a change-in-control of the Company or a change in his responsibilities following a change-in-control.

Director Compensation

During the year ended December 31, 2007, there was no compensation paid to or earned by Mr. Edwards, the sole director of the Company during 2007.

The Board of Directors has authority under the Company’s bylaws to fix the compensation of directors.  The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of January 17, 2008, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Ken Edwards 706 Rildah Circle Kaysville, UT 84037	20,000,000	87.5%
Executive officers and directors as a group (1 person)	20,000,000	87.5%

(1)

The information included in this table was furnished by Mr. Edwards.  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of January 17, 2008, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based on 22,863,680 shares of Common Stock outstanding as of January 17, 2008.

Management of the Company anticipates that a change of control will occur when a new business venture is acquired.  The business plan of the company is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity, in this case the Company.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in the Company, thus effecting a change in control of the Company.

As of December 31, 2007, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 15, 2000, C. Gary Fitzgerald, the sole officer and director of the Company at the time, resigned and appointed Ken Edwards as a director, President, Secretary and Treasurer.  Mr. Edwards has served as the sole officer and director since this time.  At the time of this transaction, the Company was a shell company.  On April 19, 2006, the Board of Directors, consisting solely of Mr. Edwards, approved the issuance of 20,000,000 shares to Mr. Edwards in payment of $20,000 to the Company.  At this time, these shares represented 87.5% of the outstanding shares of the Company.  Prior to his appointment as the sole director, Mr. Edwards owned approximately 70% of the outstanding shares of the Company, which he gifted to two charitable organizations in 2006.  Prior to his appointment, Mr. Edwards agreed with Mr. Fitzgerald that he would accept appointment as the sole officer and director in order to explore opportunities to locate and acquire a new business venture for the Company.  Mr. Edwards is the sole officer and director, and principal shareholder, of the Company.

On April 11, 2006, the Company entered into an arrangement with Booder Corp., an entity owned and controlled by Ken Edwards, in which the Company agreed to pay Booder $1,000 per month to provide consulting services in connection with the Company’s desire to become a viable shell for a merger or acquisition.  The consulting fee began May 1, 2006, and is payable on the first day of each month until terminated or modified by the Company.  This arrangement, approved by the Board of Directors, is not evidenced by a written agreement.

On May 4, 2007, Ken Edwards loaned $15,000 to the Company for operating funds.  The loan is evidenced by a demand promissory note bearing interest at 10% per annum.  The note is due 30 days after the date demand for payment is made by Mr. Edwards.  Interest is payable when the unpaid balance of the note is paid.

On October 1, 2007, Mr. Edwards agreed to loan up to $25,000 to the Company to satisfy its future cash flow requirements.  The Board of Directors approved a form of unsecured promissory demand note to reflect advances made by Mr. Edwards up to the maximum of $25,000.  The note, dated October 1, 2007, is due 30 days after the date demand for payment is made by Mr. Edwards, or December 31, 2008, whichever shall first occur.  Interest on the amounts advanced by Mr. Edwards is set at 12% per annum.  Through September 30, 2007, Mr. Edwards loaned $1,000 under this arrangement.  On December 21, 2007, Mr. Edwards loaned an additional $1,500 pursuant to these same terms.  On January 15, 2008, Mr. Edwards loaned an additional $2,000 to the Company under the terms of this note.

The arrangement with Booder Corp., the issuance of the shares to Mr. Edwards, and the promissory notes issued by the Company to Mr. Edwards were not conducted as arms’ length transactions.  Neither the Company’s articles of incorporation nor its bylaws prohibit such transactions; however, Nevada corporate law provides that transactions involving an interested director may be void or voidable unless the transaction is approved by the remaining disinterested directors or by the shareholders, after disclosure of the nature of the interest of the particular director in the transaction, or unless the transaction is fair as to the corporation at the time it is approved or authorized.  While Mr. Edwards believes that these transactions with the Company were fair at the time they were entered into, in part because the Company had no assets, no business operations, and no other source of funding, there is no assurance that a court reviewing these transactions would determine that they met the fairness standard.

The Company’s securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, the Board of Directors has adopted the independence standards of the American Stock Exchange to determine the independence of the Company’s directors.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  The Company’s Board of Directors has determined that Mr. Edwards, its sole director, does not meet this standard and therefore, he would not be considered to be independent.

ITEM 13.  EXHIBITS

The following exhibits are included as part of this annual report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Incorporation, as amended					X
3.2	Current Bylaws					X
4.1	Form of Common Stock Certificate	10-SB	000-52491	4.1	03/06/2007
10.1	Demand Promissory Note dated May 4, 2007, for $15,000					X
10.2	Unsecured Promissory Demand Note dated October 1, 2007, for up to $25,000					X
10.3	Loan Agreement dated May 28, 2006, with Chantel Smith, and Promissory Note dated May 28, 2006 for $2,500					X
10.4	Loan Agreement dated May 29, 2006, with 1st Orion Corp., and Promissory Note dated May 29, 2006 for $2,500					X
10.5	Loan Agreement dated May 29, 2006, with Cassandra Linza, and Promissory Note dated May 29, 2006 for $2,500					X
10.6	Loan Agreement dated May 29, 2006, with Lorikeet Company, and Promissory Note dated May 29, 2006 for $2,500					X
31.1	Rule 13-a14(a) Certification by Principal Executive Officer					X
31.1	Rule 13-a14(a) Certification by Principal Financial Officer					X
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer					X

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $15,234 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.  These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alynx, Co

Date:  January 23, 2008

By: /s/ Ken Edwards

Ken Edwards, President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Date:  January 23, 2008

/s/ Ken Edwards

Ken Edwards, Director, President, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)