Form 10-K/A
period 2008-03-31
MIMEDX GROUP, INC.
filed 2008-07-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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
There were 37,282,128 shares of Common Stock outstanding as of June 10, 2008.
Documents Incorporated by Reference
None.

i

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2008 (the “2008 Form 10-K”). The primary purpose of this Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2008 Form 10-K, which we originally intended to incorporate by reference from its 2008 definitive proxy statement into the 2008 Form 10-K. On the cover page of this Amendment No. 1, we have also corrected the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Change”).
This Amendment No. 1 has no effect on our consolidated statements of operations, statements of cash flows or balance sheets.
This Amendment No. 1 is limited in scope to Items 10-14 of Part III and the Cover Page Change, and does not amend, update or change any other items or disclosures contained in the 2008 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2008 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2008 Form 10-K except with respect to Items 10-14 of Part III and the Cover Page Change contained in Amendment No. 1, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.
As noted in Part I, Item I of the 2008 Form 10-K:
MiMedx Group, Inc. was originally formed as a Utah corporation on July 30, 1985 under the name Leibra, Inc. We later changed domicile, through a merger, to Nevada, and later changed our name to Alynx, Co. We had several additional name changes in connection with various business acquisitions, all of which were discontinued or rescinded. We were an inactive shell corporation for at least the past 10 years, seeking to acquire an interest in a business with long-term growth potential. On March 6, 2007, we (then Alynx, Co.) filed a registration statement with the SEC on Form 10-SB to register our Common Stock under the Securities Exchange Act of 1934. We have filed all periodic reports with the SEC since that time.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers, including their ages, as of July 18, 2008.

Name	Age	Position

Steve Gorlin	71	Chairman of the Board
Thomas W. D’Alonzo	64	Chief Executive Officer, Director
Matthew J. Miller	38	Executive Vice President
John C. Thomas, Jr.	54	Chief Financial Officer, Secretary
Brian J. Splan	60	President of MiMedx, Inc.
Thomas J. Koob, Ph.D.	59	Chief Scientific Officer of MiMedx, Inc.
Maria G. Steele	31	Senior Vice President of MiMedx, Inc.
Louise Focht	50	Senior Vice President Extremities Orthopedics of MiMedx, Inc.
R. Lewis Bennett	81	President of SpineMedica, LLC
Rebeccah C. Brown, Ph.D.	35	Chief Operating Officer, Executive Vice President, and Secretary of SpineMedica, LLC
Kurt M. Eichler*	51	Director
Charles E. Koob	63	Director
Larry W. Papasan*	67	Director
Ronald G. Wallace*	63	Director

*	Members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors (the “Board”).
Steve Gorlin, age 71, serves as Chairman of our Board. He became Chairman of the Board and a Director of Alynx, Co. (“Alynx”) in February 2008, and of MiMedx Group, Inc. in March 2008. Mr. Gorlin is a co-founder of MiMedx and has served as the Chairman of the Board from its inception in November 2006 to the present. Over the past 25 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc., Theragenics Corporation, CytRx Corporation, Medicis Pharmaceutical Corporation, EntreMed, Inc., Surgi-Vision, Inc., DARA BioSciences, Inc. (NasdaqCM:DARA), SpineMedica Corp., and Medivation, Inc. (NasdaqGM: MDVN). Mr. Gorlin served as the Chairman of the Board of Directors and Chief Executive Officer of DARA BioSciences, Inc. from July 2002 to January 2007. Mr. Gorlin serves as the Co-Chairman of the Board of Directors of DARA BioSciences, Inc., a publicly-traded development stage company. Mr. Gorlin also currently serves on the Board of Directors of the following private companies: Nano Technology Corporation, Surgi-Vision, Inc., and Simtrol, Inc. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and presently serves on the board of The Johns Hopkins Alliance for Science and Technology Development and the board of the Andrews Foundation for Research and Education. He also founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc., and Judicial Correction Services, Inc. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He also serves on the Board of Directors of the Mercy and Sharing Foundation.
Thomas W. D’Alonzo, age 64, is our Chief Executive Officer and serves on our Board. He became a Director of Alynx in February 2008 and a Director of MiMedx Group, Inc. in March 2008. Mr. D’Alonzo served as the Chief Executive Officer and a Director of MiMedx from March 2007 to the present. He has over 20 years of pharmaceutical executive experience. From May 2006 to April 2007, Mr. D’Alonzo was Chief Executive Officer of DARA BioSciences, Inc. (NasdaqCM:DARA) and presently serves as Co-Chairman of its Board of Directors. From 2000 to 2007, Mr. D’Alonzo was retired. From 1996 to 1999, Mr. D’Alonzo served as President and Chief Operating Officer of Pharmaceutical Product Development, Inc. (NasdaqGS:PPDI), a publicly-traded drug discovery and development services company. Before joining PPDI, he served as President and Chief Executive Officer of GENVEC, Inc. from 1993 to 1996. From 1983 to 1993, Mr. D’Alonzo held positions of increasing responsibility within Glaxo Inc., including President of Glaxo, Inc. Mr. D’Alonzo is currently a Director of the following publicly-traded companies: Salix Pharmaceuticals, Inc. (NasdaqGS:SLXP), BioDelivery Sciences International Inc. (NasdaqCS:BDSI), and Amarillo Biosciences Inc. (OTCBB:AMAR). Additionally, he serves on the board of Plexigen, Inc., a private company. Mr. D’Alonzo received a B.S. degree in Business Administration from the University of Delaware and a law degree from the University of Denver College of Law.

Matthew J. Miller, age 38, currently serves as our Executive Vice President. Mr. Miller is a co-founder of MiMedx, and has served as its Executive Vice President from September 2007 to the present. He previously served as the President of MiMedx from its inception in November 2006 through August 2007. Prior to his employment with MiMedx, he was the President and a Director of SpineMedica Corp., which he co-founded with Steve Gorlin, from June 2005 through June 2006. Prior to co-founding SpineMedica Corp., Mr. Miller served as the Vice President of DARA BioSciences, Inc. from December 2002 to December 2005. His other previous positions include Vice President for co.don® AG and President of co.don®’s U.S. division. Mr. Miller lead co.don’s IPO on the German DAX exchange (symbol CND.AG, Neuer Markt) and expanded operations throughout Europe, the U.S., and Singapore. Mr. Miller has also held various senior positions with Zimmer Holdings, Inc., Biomet, Inc., and Linvatec/Hall Surgical, a division of Conmed Corporation. Mr. Miller holds a Masters in Business Administration from the University of Cincinnati, Lindner School of Management and a Master’s Degree in English Rhetoric.
John C. Thomas, Jr., age 54, is our Chief Financial Officer and Secretary. Mr. Thomas is a co-founder of MiMedx, and has served as its Chief Financial Officer and Secretary from its inception in November 2006 to the present. He also serves or has served as Chief Financial Officer of the following medical companies founded by Mr. Gorlin: SpineMedica Corp. (October 2005 - February 2006); DARA BioSciences, Inc., a publicly-traded company (NasdaqCM:DARA) (August 2002 - present); Surgi-Vision, Inc., a private research company involved in MRI technology (1998 - present); GMP Companies, Inc., a private medical research company (1999 — 2001); EntreMed, Inc., a publicly-held biopharmaceutical research and development company (1991 — 1997); Medicis Pharmaceutical Corporation, a publicly-held dermatological company (1988 — 1991); Biopool International, Inc. (formerly CytRx Biopool, Ltd.), a private company engaged in the sale of pharmaceutical diagnostic test kits (1990 — 1991); and CytRx Corporation, a publicly-held pharmaceutical research and development company (1986 — 1989). Mr. Thomas has also served as the Chief Financial Officer for several other start-up companies in other industries during the past ten years. Mr. Thomas is a certified public accountant and a Trustee of The Walker School, a private Pre-K through twelfth grade school.
Brian J. Splan, age 60, is President of MiMedx. He has served as President from February 2008 to the present. Mr. Splan was self-employed as a management consultant headquartered in Memphis, Tennessee from February 2003 until his appointment as our President. Mr. Splan previously served as President of the Healthcare Division of Smith & Nephew, Inc., a division of Smith & Nephew, PLC, a global medical devices company focusing on orthopaedics, arthroscopy and advanced wound management, from 1997 to 1999. Mr. Splan also served as President of Ioptex Research, Inc., a subsidiary of Smith & Nephew, PLC, from 1991 to 1995, and as Executive Vice President of Finance and Administration of Smith & Nephew, Inc. from 1986 to 1990. Mr. Splan received a B.S. in Accounting from Christian Brothers University.
Thomas J. Koob, Ph.D., age 59, is Chief Scientific Officer of MiMedx and the inventor of the patents that are the basis of its license agreement with Shriners and the University of South Florida. Mr. Koob has served as the Chief Scientific Officer of MiMedx from March 2007 to the present. He received his Ph.D. in Biochemistry from Washington University School of Medicine in St. Louis. He completed four years of post-doctoral training at Harvard Medical School and four years of specialty training in the Laboratory of Skeletal Disorders, Department of Orthopedics at Children’s Hospital Medical Center in Boston. As Section Chief of Skeletal Biology at Shriners Hospital for Children in Tampa, a position he held from June 1992 to August 2006, he developed and patented a core technology now licensed to MiMedx. He has published over 125 biomedical and biological articles and 12 book chapters. Dr. Koob is the brother of Charles Koob, who is one of our directors.
Maria G. Steele, age 31, is Senior Vice President of MiMedx. She has served as the Senior Vice President for MiMedx from February 2007 to the present. Ms. Steele has also worked with Mr. Steve Gorlin in numerous other companies, including SpineMedica Corp., Dimensional Research, Inc., Nano Technology Corporation, and Energy Dynamics, Inc. She served as Director of Operations for Energy Dynamics, Inc. from May 2006 to February 2007; and as the Director of Marketing for SpineMedica Corp. from September 2005 to April 2006. Prior to working with Mr. Gorlin, Ms. Steele worked as an independent contractor from January 2001 to July 2005 for CNN, Nike, and Housing and Urban Development, among others. In these roles she acted as a key liaison among senior and executive management and as an advisor on business and financial planning. She holds a B.S. degree in Biochemistry and Mathematics from the University of Tennessee, where she was a Threshold Scholar. She was awarded a graduate internship with Oak Ridge National Laboratory, where she worked with SAIC for the Department of Energy. In her full-time position with us, Ms. Steele focuses on strategic corporate planning, IP management and alliance partnerships.

Louise Focht, age 50, is Senior Vice President, Extremities Orthopedics of MiMedx. Ms. Focht joined MiMedx in November 2007. She has over 22 years of orthopedic experience, spending the last 15 in extremities. Ms. Focht has held engineering, quality assurance, research and product development positions with Sutter Corporation, Avanta Orthopedics, Futura Biomedical and Nexa Orthopedics. She was President of Avanta Orthopedics from 1999 to 2002 and a founder of Nexa Orthopedics. She was responsible for the introduction of 14 new extremities products, and is considered an industry expert in regulatory affairs. Ms. Focht has been a board member of the Orthopedic Surgical Manufacturers Association and the American Foundation for Surgery of the Hand. Ms. Focht holds a B.S. in Mechanical Engineering from San Diego State University.
R. Lewis Bennett, age 81, is President of SpineMedica, LLC. Previously, Mr. Bennett served on the Board of Directors of SpineMedica Corp. from its inception in June 2005 to July 2007 and as its Chief Executive Officer from December 2005 to July 2007. With over 50 years in the medical industry, Mr. Bennett has held senior executive positions with companies in the orthopedic and spine businesses including, Executive Vice President and Director of NuVasive, Inc. (NAS: NUVA) from January 2000 to December 2004; early investor, Executive Vice President and Director of Sofamor Danek (now a division of Medtronic, Inc.); President of the General Medical Division of Smith + Nephew; founder and President of Dillon Manufacturing; and a founder and Executive Vice President of Howmedica Corporation (now a division of Stryker Corporation). Mr. Bennett currently serves on the Board of Directors of HydroCision, Inc., a private company.
Rebeccah C. Brown, Ph.D., age 35, has served as the Chief Operating Officer, Executive Vice President, and Secretary of SpineMedica, LLC since November 2007. Dr. Brown joined SpineMedica Corp. in September 2005 and held various positions, including Secretary, Vice President of Operations, Director of Research and Development, and Director of Project Management. Before joining SpineMedica Corp., Dr. Brown worked as a project manager and staff engineer at SaluMedica, LLC from September 2003 to August 2005. Dr. Brown also worked with SaluMedica, LLC in her capacity as a graduate student at the Georgia Institute of Technology from September 1998 to August 2003, where her research focused on the durability of orthopedic devices. Dr. Brown holds a Ph. D. and M. S. from the Georgia Institute of Technology, where she was a National Science Foundation Graduate Research Fellow, and an S.B. in Mechanical Engineering from the Massachusetts Institute of Technology. Dr. Brown also previously worked at Centerpulse in Winterthur, Switzerland as a research engineer and at Hewlett-Packard as a product/process engineer.
Kurt M. Eichler, age 51, serves on our Board. He became a Director at Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx in April 2007. Mr. Eichler is employed by LCOR Incorporated, a multi-billion dollar real estate investment and development company, where he has worked since 1981 and is currently serving as Principal and Executive Vice President in charge of operations of the metropolitan New York region. Based in New York City, Mr. Eichler also serves on LCOR’s Executive Committee. Previously, Mr. Eichler worked for Merrill Lynch, Hubbard in the Real Estate Debt and Equity Finance Group. In 1981, he joined The Linpro Company (the predecessor to LCOR) as Director of Commercial and Industrial Operations for the suburban Philadelphia area. In 1983, he became Operating Partner in the Center City Philadelphia Office of Linpro. In 1988, he relocated to Northern New Jersey, where he was responsible for the firm’s new development and asset management activities in the market. During his tenure at LCOR, Mr. Eichler has assumed responsibility for the acquisition, development, management and sale of millions of square feet of real estate, including urban and suburban office properties, multifamily rental communities and a $1.4 billion airline terminal redevelopment project at John F. Kennedy International Airport. Among the other major developments on which Mr. Eichler has worked are 101 Hudson in Jersey City, New Jersey, a 1.2 million-square-foot, 42-story office tower; and the Foley Square Federal Office Building in New York City, a 974,000 square-foot, 34-story office tower for the US Attorney’s office, the Environmental Protection Agency and the Internal Revenue Service. Currently, Mr. Eichler is an investor in several biotech companies and serves as a Director of DARA BioSciences, Inc, a publicly-traded company (NasdaqCM: DARA).

Charles E. (“Chuck”) Koob, age 63, serves on our Board. He became a Director at Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx in April 2007. Mr. Koob joined the law firm of Simpson Thacher & Bartlett, LLP in 1970 and became a partner in 1977. He retired from that firm on January 1, 2007 but remains of counsel. While at that firm, Mr. Koob was the co-head of the Litigation Department and served on the Firm’s Executive Committee. Mr. Koob specializes in competition, trade regulation and antitrust issues. Throughout his 37-year tenure, he has represented clients before the Federal Trade Commission, the Antitrust Division of the Department of Justice, and numerous state and foreign competition authorities. His résumé includes the representation of Virgin Atlantic Airways, Archer Daniels Midland, and Kohlberg Kravis Roberts and Co. He received his B.A. from Rockhurst College in 1966 and his J.D. from Stanford Law School in 1969. In addition to his practice, Mr. Koob is trustee of the Natural Resources Defense Council, is President of the Yellowstone Park Foundation and is the co-chair of the Steering Committee for the current campaign for Stanford Law School. Mr. Koob is the brother of Dr. Thomas J. Koob, Chief Scientific Officer of MiMedx.
Larry W. Papasan, age 67, serves on our Board. He became a Director at Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx in April 2007. Mr. Papasan has been a Director and Chairman of the Board of Directors of BioMimetic Therapeutics, Inc. (NasdaqGM:BMTI) since August 2005. BioMimetic Therapeutics, Inc. is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. From July 1991 until his retirement in May 2002, he served as President of Smith & Nephew Orthopaedics. Mr. Papasan has also served as a member of the Board of Directors of Reaves Utility Income Fund (NasdaqCM:UTG), a closed-end management investment company, since February 2003 and of Triumph Bankshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a Director of SSR Engineering, Inc. and AxioMed Spine Corporation.
Ronald G. Wallace, age 63, serves on our Board. He was first elected as a Director of the Company in April 2008. Mr. Wallace is the former President of UPS International and was a member of the Management Committee that was responsible for the day to day operations of the company. UPS International generates more than $90 billion in annual revenues, with over 400,000 employees worldwide. Mr. Wallace’s responsibilities included the development of UPS in over 220 countries. He joined UPS in 1966 and held key management positions throughout his career. Mr. Wallace served on 34 different UPS boards throughout the world and was a member of the World Trade Center. He presently is a Director on several boards, including the National Board for Speedway Children’s Charity. He served as Chairman for the Georgia Governor’s Commission and was responsible for the development of the new City of Milton, Georgia. Mr. Wallace is also a Lieutenant, in charge of the reserve unit for the Alpharetta Police Department.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors, and any beneficial owner of more than ten percent of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5a) of stock ownership and changes in ownership with the SEC. Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.
Based solely on the Company’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the fiscal year ended March 31, 2008 (“fiscal 2008”), or written representations from certain reporting persons that no Form 5s were required to be filed by those persons, the Company believes that during fiscal 2008, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock, with the exception of Mr. Brian Splan, who was unable to timely report an option grant in connection with his appointment and made a late Form 4 filing.
Code of Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal accounting officer), controller, and persons performing similar functions. A copy is posted on our website at http://mimedx.com/governance.aspx. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that require disclosure under applicable law, SEC rules or applicable listing standards, we intend to disclose the amendment on our website.
Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.

Procedures by which Security Holders May Recommend Nominees to the Board of Directors
Our Bylaws provide that nominations for election as a director may be made only by shareholders of record at the time of the giving of notice provided for herein, shall be made in writing, and shall be delivered or mailed to the Secretary of MiMedx Group:
•	In the case of an annual meeting of shareholders that is called for a date that is within thirty (30) days before or after the anniversary date of the immediately preceding annual meeting of stockholders, not less than one hundred twenty (120) days prior to such anniversary date.

•	In the case of an annual meeting of shareholders that is called for a date that is not within thirty (30) days before or after the anniversary date of the immediately preceding annual meeting of shareholders, or in the case of a special meeting of shareholders, not later than the close of business on the tenth (10th) day following the day on which the notice of meeting was mailed or public disclosure of the date of the meeting was made, whichever occurs first.
Nominations or proposals not made in accordance with the Bylaws may be disregarded by the chairman of the meeting in his discretion. At the present time, we have no other formal procedures in place by which security holders may recommend nominees to the Board.
We established our Nominating and Corporate Governance Committee in April 2008. Its membership consists of Mr. Ronald G. Wallace (Chairman), Mr. Kurt M. Eichler and Mr. Larry W. Papasan. The charter for this Committee requires that it annually present to the Board a list of individuals, who meet the criteria for Board membership, recommended for nomination for election to the Board at the annual meeting of stockholders and also consider suggestions received from stockholders regarding director nominees in accordance with any procedures adopted from time to time by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is expected to develop such procedures. The charter for the Nominating and Corporate Governance Committee is posted on our website at http://mimedx.com/governance.aspx.
Audit Committee and Audit Committee Financial Expert
We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. However, we intend to comply with the rules of the American Stock Exchange (“AMEX”), which require that as a “smaller reporting company,” as that term is defined in Item 10(f)(1) of Regulation S-K, the Audit Committee of the Board be comprised of at least two members, all of whom qualify as “independent” under the criteria set forth in Rule 10 A-3 of the Exchange Act.
We established an Audit Committee comprised of three independent members of our Board of Directors in April 2008. The current members of the Audit Committee are Larry W. Papasan (Chairman), Kurt M. Eichler and Ronald G. Wallace. The Board has determined that Mr. Papasan is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of SEC Regulations S-K. The charter for the Audit Committee is posted on our website at http://mimedx.com/governance.aspx.
As part of its duties, the Audit Committee:
•	Oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements;

•	Reviews the Company’s financial statements with management and the Company’s outside auditors, and recommends to the Board whether the audited financial statements should be included in the Company’s report on Form 10-K;

•	Establishes policies and procedures to take, or recommends that the full Board take, appropriate action to oversee the independence of the outside auditors;

•	Establishes policies and procedures for the engagement of the outside auditors to provide permitted non-audit services;

•	Takes responsibility for the appointment, compensation, retention, and oversight of the work of the Company’s outside auditors and recommends their selection and engagement;

•	Ensures that the outside auditors report directly to the Audit Committee;

•	Reviews the performance of the outside auditors and takes direct responsibility for hiring and, if appropriate, replacing any outside auditor failing to perform satisfactorily;

•	Provides, as part of the Company’s proxy filed pursuant to SEC regulations, the report required by SEC regulations; and

•	Establishes procedures for handling complaints received by the Company regarding accounting, internal accounting controls, or auditing matters.
Item 11. Executive Compensation
We established our Compensation Committee in April 2008. Its membership currently consists of Kurt M. Eichler (Chairman), Larry W. Papasan, and Ronald G. Wallace. The Board of Directors has determined that each of the members is “independent.” The charter for the Compensation Committee is posted on our website at http://mimedx.com/governance.aspx.
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Objectives
Our Compensation Committee is the successor to the Board of Directors and compensation committee of MiMedx. This discussion includes the objectives and decisions made by the MiMedx Board of Directors from April 1, 2007. Our objectives with respect to compensation of our executive officers are to:
•	link executive compensation to our business strategy development, execution and performance;

•	offer compensation designed to attract, retain and reward key executive officers; and

•	offer salary, cash bonus and incentive compensation pay opportunities that are competitive in the marketplace, recognize achievement of our business strategy objectives, and align the long-term interests of executive officers with those of our shareholders.
The primary objectives that we have considered up until the current time are: scientific and technological acquisition and development, the development of a sound business structure, and the raising of capital to permit the foregoing.
Named Executive Compensation for 2008
We currently have six named executive officers: Thomas W. D’Alonzo, John C. Thomas, Jr., Steve Gorlin, Thomas Koob, Ph.D., R. Lewis Bennett, and Brian J. Splan. Our executive compensation program is comprised of two components: annual cash compensation, paid in the form of annual salary and discretionary bonuses; and long-term compensation, paid historically in the form of options to purchase our Common Stock. Messrs. Gorlin and Thomas were paid only an annual base salary during 2008. Mr. Splan received a base salary and received long-term compensation in the form of options to purchase our Common Stock. Messrs. D’Alonzo, Bennett, and Koob received a base salary together with cash bonuses and long-term compensation in the form of options to purchase our Common Stock. The Compensation Committee retains the right to offer our named executive officers restricted shares of our Common Stock and other forms of equity compensation in lieu of, or in conjunction with, stock options.

Messrs. D’Alonzo, Thomas, Gorlin, Koob, and Splan have employment agreements with certain severance provisions and accelerated vesting of options upon termination of employment, as discussed in more detail under “Executive Officer Compensation — Employment Agreements,” below.
Setting Executive Compensation
Historically, we have not used a quantitative method or mathematical formulas exclusively in setting any element of executive compensation. We use discretion, guided in large part by the concept of pay for performance, and we consider all elements of an executive’s compensation package when setting each portion of compensation. There is no pre-established policy or target for the allocation between cash and equity incentive compensation.
When determining compensation for a new executive officer, factors taken into consideration are the individual’s skills, background and experience, the individual’s potential impact on our short-and long-term success, and competitive information from peer companies, industry-specific sources, and possibly from other prospective candidates interviewed during the recruitment process. We will generally make a grant of stock options when an executive officer joins us. Options are granted at no less than 100% of the fair market value on the date of grant. In determining the size of a stock option grant to an executive officer, we consider competitive data, and the individual’s scope of responsibility and continuing performance. Most importantly, since the stock option grant is meant to be a retention tool, we consider the importance to stockholders of that person’s continued service. Stock option grants to executives will generally vest over a period of three years.
Role of the Compensation Committee
Our Compensation Committee assists our Board in discharging its responsibilities relating to compensation of our executive officers. As such, the Compensation Committee has responsibility over matters relating to the fair and competitive compensation of our executives, employees and non-employee directors as well as matters relating to all other benefit plans. With regard to executive compensation, the Compensation Committee is charged specifically with annually reviewing and determining the compensation of our Chief Executive Officer. With regard to our other executive officers, the Compensation Committee reviews recommendations from our Chief Executive Officer and provides input on his recommendations as appropriate.
At its quarterly meeting in July of this year, our Compensation Committee resolved to perform a complete compensation study, including equity-based compensation, for purposes of recommending and implementing a compensation policy and procedure in line with other similarly-situated companies for fiscal 2009.
Elements of Compensation
Currently, our executive compensation philosophy is focused on current cash payment in the form of annual base salary and performance-based discretionary bonuses based upon performance. Performance criteria consists of two components, that of the Company achieving overall corporate goals and performance at the individual level. The relative importance of each of those two components for a given individual is based on management and the Board’s determination of such individual’s influence over the Company’s achievement of its goals. For example, our CEO’s compensation was based primarily on the Company’s performance rather than his individual performance. On the other hand, the personal scientific achievements of Dr. Koob, our Chief Scientific Officer, was the primary component considered in determining his performance-based compensation. Such goals include: scientific innovation, regulatory compliance, new business development, employee development, and other values designed to build a culture of high performance. These policies and practices are based on the principle that total compensation should serve to attract and retain those executives and employees critical to our overall success and are designed to reward executives for their contributions toward business performance that enhances stockholder value.
The Compensation Committee believes that the combination of cash compensation and equity compensation is important to align the interests of our executive officers with those of our shareholders and provides an effective motivational tool at this stage of our development.
The Compensation Committee plans to review and adjust those items at least once per fiscal year. During 2008, our CEO made recommendations to our Board of Directors regarding annual base salaries and discretionary bonus payments for our executive officers for fiscal 2008. Mr. D’Alonzo does not make any recommendation or participate in any decisions regarding his own compensation. The Compensation Committee and Board considered the recommendations of the CEO and Chairman of the Board in determining executive officer compensation for 2008.

Annual Cash Compensation
Annual cash compensation for our executive officers consists of a base salary and a discretionary bonus based upon the criteria discussed above. The 2008 annual cash compensation was also targeted to be competitive in relation to other similar companies. However, because of our short operating history, the total compensation of our executive officers is currently below average when compared with other publicly traded companies. The Compensation Committee or Board did not utilize the services of an independent compensation consulting firm to determine the cash compensation paid to executive officers in 2008. The Board determined based on certain of the executive officer’s performance that discretionary bonuses in the amount of $10,000 were appropriate and awarded such bonuses to Messrs. D’Alonzo, Koob, and Bennett accordingly during 2008.
Annual Base Salary
The annual base salaries of our executive officers and adjustments to executive officers’ base salaries are generally based upon a subjective evaluation of the individual executive officer’s performance by the Compensation Committee (or its predecessor). The evaluation is based upon non-quantitative factors such as the current responsibilities of each executive officer, the compensation of similarly situated executive officers at comparable companies, the performance of each executive officer during the prior calendar year, our performance during the prior calendar year, and the recommendations of our Chief Executive Officer. For 2008, Messrs. D’Alonzo, Gorlin, Splan, and Koob had base salaries of $175,000. Mr. Thomas’s annual base salary was $140,000, and Mr. Bennett’s base salary was $180,000. Effective April 1, 2008, the annual base salaries for Messrs. D’Alonzo and Gorlin became $182,000, Dr. Koob’s annual base salary became $183,700, and Mr. Thomas’s annual base salary became $145,600. Mr. Splan, who joined the Company in February 2008, did not have a change in his base salary. Effective January 1, 2008, Mr. Bennett’s base salary became $190,000.
Long-Term Equity Compensation
We believe that an appropriate level of equity-based compensation is part of a balanced and effective compensation program designed to align the interests of executive officers with those of our shareholders. We believe that the level of equity-based compensation awarded to our executive officers is adequate to align those officers’ interests with the interests of our shareholders. Our long-term compensation program has historically been based principally upon awards of options to purchase our Common Stock under our stock incentive plans, which are described in more detail below. Awards of equity-based compensation are based upon a subjective evaluation of the executive officer’s performance by the Compensation Committee and recommendations submitted to the Compensation Committee by our Chairman of the Board and Chief Executive Officer. The Compensation Committee’s evaluation considers a number of non-quantitative factors, including the responsibilities of the individual officers for, and contribution to, our achievement of the criteria discussed above and their expected future contributions.
The Compensation Committee also considers whether prior awards of equity-based compensation were sufficient in deciding the amount of equity-based compensation to award in a particular year. Messrs. Gorlin and Thomas were founders of the Company and hold significant percentages of our Common Stock. The Compensation Committee also considers whether prior awards and current stock ownership are sufficient in deciding the amount of equity-based compensation to award in a particular year. On that basis, Messrs. Gorlin and Thomas were awarded no equity-based compensation during 2008.
In establishing the equity component of our executive compensation program, we considered the effects of Statement of Financial Accounting Standards No. 123R (“FAS 123R”), “Share-Based Compensation,” which requires us to currently expense an estimated fair value of equity compensation.
Compliance With Internal Revenue Code Section 162(m)
Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the corporate tax deduction to $1 million for compensation paid to certain executives of public companies. However, performance-based compensation that has been approved by shareholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes the goals consists only of “outside directors.” Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the stock option is not less than the fair market value of the stock on the date of grant, and the plan includes a per-executive limitation on the number of shares for which stock options may be granted during a specified period. All members of the Compensation Committee qualify as outside directors within the meaning and as defined by Section 162(m) and the regulations thereunder. Historically, the combined salary and bonus of each of our executive officers has been below this $1 million limit. The Compensation Committee’s present intention is to grant future compensation that does not exceed the limitations of Code Section 162(m).

Summary of Compensation
The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers named (the “named executive officers”) below for the fiscal year ended March 31, 2008 and the period from inception (November 22, 2006) through March 31, 2007. The following table summarizes all compensation for the periods described above received by our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal accounting officer), our Chairman of the Board, and our three most highly compensated executive officers who earned more than $100,000 in total compensation in fiscal 2008. The compensation indicated includes compensation paid by MiMedx prior to the Merger on February 8, 2008.
Summary Compensation Table

					Stock	Option	All Other
Name and		Salary		Bonus	Awards	Awards	Compensation		Total
Principal Position	Year	($)		($)	($)	($)	($)		($)
Thomas W. D’Alonzo	2008	175,000		10,000	—	21,875	—		206,875
Chief Executive Officer	2007	21,875		—	—	—	—		21,875

John C. Thomas, Jr.	2008	140,000		—	—	—	—		140,000
Chief Financial Officer	2007	11,667	(1)	—	—	—	—	(1)	11,667
and Secretary

Steve Gorlin	2008	187,500	(2)	—	—	7,038	—		194,538
Chairman of the Board	2007	21,875	(3)	—	—	—	—		21,875

Thomas J. Koob, PhD.	2008	175,000		10,000	—	24,085	—		209,085
Chief Scientific Officer,	2007	14,583		29,167	—	—	—		43,750
MiMedx

R. Lewis Bennett	2008	122,500	(4)	10,000	—	31,207	38,760	(4)(5)	202,467
President and Chief	2007	—	(6)	—	—	—	—	(6)	—
Executive Officer,
SpineMedica LLC

Brian J. Splan	2008	33,799		—	—	385,500	—		419,299
President, MiMedx, Inc.	2007	—		—	—	—	—		—

(1)	Excludes salary ($15,000) and severance payment ($80,000) paid by SpineMedica Corp., which was acquired in July 2007.

(2)	Excludes $20,000 paid by SpineMedica Corp., which was acquired in July 2007.

(3)	Excludes $75,000 paid by SpineMedica Corp., which was acquired in July 2007.

(4)	Excludes salary ($60,000) and payments for rent of an apartment in Marietta, GA ($4,462) paid by SpineMedica Corp., which was acquired in July 2007.

(5)	Represents $28,800 cash compensation paid by MiMedx for modification of a previous option award (an increase in exercise price per share from $1.44 to $1.80) and $9,960 paid for rent of an apartment in Marietta, GA.

(6)	Excludes salary ($165,000) and payments for rent of an apartment in Marietta, GA ($15,596) paid by SpineMedica Corp. which was acquired in July 2007.
Employment and Consulting Agreements
The material terms of employment agreements with the named executive officers who have employment agreements, and our Chairman of the Board, are described below.
Employment Agreement with Thomas W. D’Alonzo
MiMedx, Inc. entered into a three-year, part-time employment agreement dated March 1, 2007 with Thomas W. D’Alonzo, its Chief Executive Officer, which was assigned to, and assumed by, MiMedx Group, Inc. on June 21, 2008. Pursuant to this agreement, Mr. D’Alonzo is entitled to receive a base salary of $175,000 per year, subject to annual review. Effective April 1, 2008, the annual base salary for Mr. D’Alonzo became $182,000. Mr. D’Alonzo is also eligible for bonuses as determined by our Board.
Pursuant to his employment agreement, Mr. D’Alonzo is eligible to be granted stock options for purchase of our shares, such option grants to be solely at the discretion of our Board. Mr. D’Alonzo is also entitled to receive the standard benefits generally available to other members of senior management.
In the event Mr. D’Alonzo’s employment with us is terminated (i) voluntarily by Mr. D’Alonzo, (ii) as a result of his death or (iii) by us for good reason (as defined in the agreement), he shall only be entitled to his accrued but unpaid base salary and any stock vested through the date of his termination.
In the event we terminate Mr. D’Alonzo’s employment without good reason, Mr. D’Alonzo is entitled to severance in the form of any stock option grants vested through the date of his termination and continued payment of his salary at his then-current base salary rate together with applicable fringe benefits as provided to other executive employees, less applicable withholding, until the end of the term of employment as set forth in his employment agreement.
Following a change of control (as defined in the agreement), in the event Mr. D’Alonzo’s employment with us is terminated by us without good reason or by Mr. D’Alonzo, he shall be entitled to the same benefits as if he was terminated without good reason.
Employment Agreement with John C. Thomas, Jr.
MiMedx, Inc. entered into a three-year, part-time employment agreement dated March 1, 2007 with John C. Thomas, Jr., its Chief Financial Officer, which was assigned to, and assumed by, MiMedx Group, Inc. on June 24, 2008. Pursuant to this agreement, Mr. Thomas is entitled to receive a base salary of $140,000 per year, subject to annual review. Effective April 1, 2008, the annual base salary for Mr. Thomas became $145,600. Mr. Thomas is also eligible for bonuses as determined by our Board.
Pursuant to his employment agreement, Mr. Thomas is eligible to be granted stock options for purchase of our shares, such option grants to be solely at the discretion of our Board. Mr. Thomas is also entitled to receive the standard benefits generally available to other members of senior management.
In the event Mr. Thomas’s employment with us is terminated (i) voluntarily by Mr. Thomas, (ii) as a result of his death or (iii) by us for good reason (as defined in the agreement), he shall only be entitled to his accrued but unpaid base salary and any stock vested through the date of his termination.

In the event we terminate Mr. Thomas’s employment without good reason, Mr. Thomas is entitled to severance in the form of any stock option grants vested through the date of his termination and continued payment of his salary at his then-current base salary rate together with applicable fringe benefits as provided to other executive employees, less applicable withholding, until the end of the term of employment as set forth in his employment agreement.
Following a change of control (as defined in the agreement), in the event Mr. Thomas’s employment with us is terminated by us without good reason or by Mr. Thomas, he shall be entitled to the same benefits as if he was terminated without good reason.
Employment Agreement with Steve Gorlin
MiMedx, Inc. entered into a three-year, part-time employment agreement dated March 1, 2007 with Steve Gorlin, its Chairman of the Board, which was assigned to, and assumed by, MiMedx Group, Inc. on June 20, 2008. Pursuant to this agreement, Mr. Gorlin is entitled to receive a base salary of $175,000 per year, subject to annual review. Effective April 1, 2008, the annual base salary for Mr. Gorlin became $182,000. Mr. Gorlin is also eligible for bonuses as determined by our Board.
Pursuant to his employment agreement, Mr. Gorlin is eligible to be granted stock options for purchase of our shares, such option grants to be solely at the discretion of our Board. Mr. Gorlin is also entitled to receive the standard benefits generally available to other members of senior management.
In the event Mr. Gorlin’s employment with us is terminated (i) voluntarily by Mr. Gorlin, (ii) as a result of his death or (iii) by us for good reason (as defined in the agreement), he shall only be entitled to his accrued but unpaid base salary and any stock vested through the date of his termination.
In the event we terminate Mr. Gorlin’s employment without good reason, Mr. Gorlin is entitled to severance in the form of any stock option grants vested through the date of his termination and continued payment of his salary at his then-current base salary rate together with applicable fringe benefits as provided to other executive employees, less applicable withholding, until the end of the term of employment as set forth in his employment agreement.
Following a change of control (as defined in the agreement), in the event Mr. Gorlin’s employment with us is terminated by us without good reason or by Mr. Gorlin, he shall be entitled to the same benefits as if he was terminated without good reason.
Employment Agreement with Dr. Thomas J. Koob
MiMedx, Inc. entered into a three-year, full-time employment agreement dated March 1, 2007 with Dr. Thomas J. Koob, its Chief Scientific Officer. Pursuant to this agreement, Dr. Koob is entitled to receive a base salary of $175,000 per year, subject to annual review. Effective April 1, 2008, the annual base salary for Dr. Koob became $183,700. Dr. Koob is also eligible for bonuses as determined by our Board.
Pursuant to his employment agreement, Dr. Koob is eligible to be granted stock options for purchase of our shares, such option grants to be solely at the discretion of our Board. Dr. Koob is also entitled to participate in and to receive benefits under any of our employee benefit plans, as such plans may be modified from time to time.
In the event Dr. Koob’s employment with us is terminated (i) voluntarily by Dr. Koob, (ii) as a result of his death or disability or (iii) by us for good reason (as defined in the agreement), he shall only be entitled to his accrued but unpaid base salary and any stock vested through the date of his termination.
In the event we terminate Dr. Koob’s employment without good reason, Dr. Koob is entitled to severance in the form of any stock option grants vested through the date of his termination and continued payment of his salary at his then-current base salary rate together with applicable fringe benefits as provided to other executive employees, less applicable withholding, until the end of the term of employment as set forth in his employment agreement.
Following a change of control (as defined in the agreement), in the event Dr. Koob’s employment with us is terminated by us without good reason or by Dr. Koob, he shall be entitled to the same benefits as if he was terminated without good reason.

Pursuant to his employment agreement, Dr. Koob agrees that in the event of his termination at any time and for any reason, he will not, without our prior written consent, for a period of twelve (12) months:
•	compete with us by (i) serving as a partner, employee, officer, director, manager or agent for, (ii) directly or indirectly owning, purchasing, or organizing, or (iii) building, designing, financing, working or consulting for or otherwise affiliating with any business in competition with our business, using confidential or proprietary information of the Company, in any way; and

•	directly or indirectly (i) solicit, recruit, or hire (or attempt to solicit, recruit, or hire) or otherwise assist anyone in soliciting, recruiting, or hiring, any of our employees who performed work for us within the twelve month period prior to the termination of Dr. Koob’s employment or (ii) otherwise encourage, solicit, or support any such employee(s) to leave their employment with us, until such employee’s employment with us has been voluntarily or involuntarily terminated or separated for at least six (6) months.
During the term of his employment agreement and for a period of two (2) years thereafter, Dr. Koob also agrees not to, directly or indirectly, contact, solicit, divert, appropriate, or call upon with the intent of doing business with, any one or more of our customers or clients with whom Dr. Koob has had material contact during the twelve (12) month period prior to the termination of his employment agreement (including our prospects with whom Dr. Koob had such contact during said period) if the purpose of such activity is either (i) to solicit these customers or clients or prospective customers or clients for a Competitive Business (as defined in the agreement) or (ii) to otherwise encourage any such customer or client to discontinue, reduce, or adversely alter the amount of its business with us.
Employment Agreement with Brian Splan
MiMedx Group, Inc. entered into a two-year, full-time employment agreement dated February 20, 2008 with Brian Splan, its President, which was assigned to, and assumed by, MiMedx, Inc. on June 20, 2008. The agreement is renewable for consecutive one-year terms upon mutual agreement of the parties. Pursuant to this agreement, Mr. Splan is entitled to receive a base salary of $175,000 per year, subject to annual review. Mr. Splan’s current base salary is $175,000. Mr. Splan is also eligible for additional compensation of up to 20% of his base salary if certain objectives are achieved as approved of our Board.
Pursuant to his employment agreement, Mr. Splan is eligible to be granted stock options for purchase of our shares, such option grants to be solely at the discretion of our Board. Mr. Splan is also entitled to receive the standard benefits generally available to other members of senior management.
In the event Mr. Splan’s employment with us is terminated (i) voluntarily by Mr. Splan, (ii) as a result of his death or (iii) by us for good reason (as defined in the agreement), he shall only be entitled to his accrued but unpaid base salary and any stock vested through the date of his termination.
In the event we terminate Mr. Splan’s employment without good reason, Mr. Splan is entitled to severance in the form of any stock option grants vested through the date of his termination and continued payment of his salary at his then-current base salary rate together with applicable fringe benefits (including any COBRA expense) as provided to other executive employees, less applicable withholding, until the greater of either (i) the end of the term of employment as set forth in his employment agreement or (ii) twelve months.
Following a change of control (as defined in the agreement), in the event Mr. Splan’s employment with us is terminated by us without good reason or by Mr. Splan, he shall be entitled to the same benefits as if he was terminated without good reason.

No Pension Benefits or Nonqualified Deferred Compensation
Our named executive officers are not entitled to pension benefits or nonqualified deferred compensation from the Company.
Payments and Benefits Upon Termination or Change of Control
The following table describes, for each of our named executive officers, the potential payments and benefits to which the officer would be entitled under his employment agreement, if any, and our other plans and arrangements, in the event of the triggering events listed in each column.
The amounts in each column are not mutually exclusive, and amounts in one column may be repeated or included within the amounts in another. Unless otherwise specified, the information set forth in the table below is estimated as of March 31, 2008, and assumes that a change of control of MiMedx Group, Inc. or termination of the named executive officer’s employment with us, as the case may be, took place as of such date. The abbreviation “COC” in the tables refers to a “change of control” of MiMedx Group, Inc. as defined in the applicable agreement, if any.
Please note, except to the extent otherwise required under Section 409A of the Internal Revenue Code of 1986, the administrator of our stock option plans may modify or extend the terms and conditions for exercise, vesting, or earning of an award and/or accelerate the date that any award may become exercisable, vested, or earned, at any time, without any obligation to accelerate any other award. The value of the options presented in the table below represents the aggregate of the excess of the closing price of our Common Stock at March 31, 2008 of $2.10, adjusted for the 0.3234758 for 1 stock split that became effective April 2, 2008 ($6.49), over the exercise price of the options that would be accelerated.

		Termination For Any Reason Other Than
Payments	Termination For Good Reason or Upon	For Good Reason or Death /
and Benefits	Death / Resignation Prior To COC	Resignation Following COC
Upon Termination	($)	($)

Steve Gorlin (1)(2)
Cash Severance:
Base Salary	0	348,833
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0 to 93,800	0 to 93,800
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	9,000
Total	0 to 93,800	357,833 to 451,633

Thomas W. D’Alonzo (1)(2)
Cash Severance:
Base Salary	0	348,833
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0 to 429,450	0 to 429,450
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	0
Total	0 to 429,450	348,833 to 778,283

John C. Thomas, Jr. (1)(2)
Cash Severance:
Base Salary	0	279,066
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0	0
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	0
Total	0	279,066

		Termination For Any Reason Other Than
Payments	Termination For Good Reason or Upon	For Good Reason or Death /
and Benefits	Death / Resignation Prior To COC	Resignation Following COC
Upon Termination	($)	($)

Thomas Koob, Ph.D. (1)(2)(3)
Cash Severance:
Base Salary	0	352,187
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0 to 718,500	0 to 718,500
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	10,000
Total	0 to 718,500	362,187 to 1,080,687

Brian J. Splan (2)(4)(5)
Cash Severance:
Base Salary	0	335,416
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0 to 472,500	0 to 472,500
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	9,000
Total	0 to 472,500	344,416 to 816,916

R. Lewis Bennett (6)
Cash Severance:
Base Salary	0	0
Equity Acceleration:
Stock Options (Unvested and Accelerated)	0 to 707,300	0 to 707,300
Plans, Benefits and Perquisites:
Continued Health and Welfare Benefits	0	0
Total	0 to 707,300	0 to 707,300
The following footnotes are applicable for the preceding table:

(1)	“For Good Reason” means (i) theft, dishonesty, or falsification of any employment records or any of our other records; (ii) conviction of a felony or any act involving moral turpitude; (iii) consistent poor performance, as determined by the Board in its sole discretion; (iv) improper disclosure of our confidential or proprietary information; (v) any intentional act by the named executive that has a material detrimental effect on our reputation or business; or (vi) any material breach of the named executive’s employment agreement, which breach, if curable, is not cured within thirty (30) days following written notice of such breach from us.

(2)	“Change of control” is deemed to occur upon any of the following: (x) the acquisition, directly or indirectly, following the effective date of the agreement by any person (as such term is defined in Section 13(d) and 14(d)(2) of the Exchange Act), in one transaction or a series of related transactions, of our securities representing in excess of fifty percent (50%) or more of the combined voting power of our then outstanding securities if such person or his or its affiliate(s) do not own in excess of 50% of such voting power on the effective date of the agreement, or (y) the date of the closing of a disposition by us (whether direct or indirect, by sale of assets or stock, merger, consolidation or otherwise) of all or substantially all of our business and/or assets in one transaction or series of related transactions, where we, our affiliate, or a control person of us immediately prior to the transaction(s) in question is not the controlling entity or person after such transaction(s).

(3)	Under the terms of Dr. Koob’s employment agreement, Dr. Koob is entitled to the same benefits for termination upon disability as he is for termination upon death.

(4)	For purposes of Mr. Splan’s employment agreement, “for good reason” occurs if Mr. Splan is terminated for (i) theft, dishonesty, or falsification of any employment records or any of our other records; (ii) conviction of a felony or any act involving moral turpitude; (iii) improper disclosure of our confidential or proprietary information; (iv) any intentional act by Mr. Splan that has a material detrimental effect on our reputation or business; or (v) any material breach of his employment agreement, which breach, if curable, is not cured within thirty (30) days following written notice of such breach from us.

(5)	For purposes of Mr. Splan’s employment agreement, “termination without good reason” occurs upon (i) the assignment to Mr. Splan by us of duties inconsistent with his duties as defined in his employment agreement, or any material change in his duties or responsibilities without his prior written consent; or (ii) a reduction by us in Mr. Splan’s base salary as set in his employment agreement or as the same may be increased from time to time.

(6)	We have not entered into an employment agreement with Mr. Bennett. Therefore, his employment is at will and may be terminated by Mr. Bennett or us at any time.
The following table sets forth information regarding all individual grants of plan-based awards granted to named executive officers in fiscal 2008.
Grants of Plan-Based Awards

		All Other
		Option Awards:		Grant Date
		Number of	Exercise or	Fair Value
		Securities	Base Price of	of Stock and
		Underlying	Option	Option
		Options	Awards	Awards
Name	Grant Date	(#)	($/Sh)	($)
Thomas W. D’Alonzo	10/9/07	140,000	2.40	70,000

Thomas J. Koob, Ph.D.	6/15/07	100,000	1.00	29,000
	9/25/07	100,000	2.40	30,390

R. Lewis Bennett	9/25/07	200,000	2.40	60,780

Brian J. Splan	2/22/08	600,000	5.44	1,542,000

Equity Awards Outstanding
The following table sets forth information regarding all outstanding equity awards held by named executive officers at March 31, 2008.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
					Equity Incentive
	Number				Plan Awards:
	of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised
	Options		Options		Unearned	Option Exercise
	(#)		(#)		Options	Price	Option
Name	Exercisable		Unexercisable		(#)	($)	Expiration Date

Thomas W. D’Alonzo	35,000	(1)	105,000	(1)		2.40	10/9/2012

John C. Thomas, Jr.	20,000	(2)	—			1.80	5/31/2011

Steve Gorlin	60,000	(3)	20,000			1.80	12/12/2015

Thomas J. Koob, Ph.D.	25,000	(4)	75,000			1.00	6/15/2012
	25,000	(5)	75,000	(5)		2.40	9/25/2012

R. Lewis Bennett	60,000	(3)	20,000	(3)		1.80	12/12/2015
	50,000	(5)	150,000	(5)		2.40	9/25/2012

Brian J. Splan	150,000	(6)	450,000	(6)		5.44	2/22/2013

(1)	These options were granted on October 9, 2007. They vest 25% on each of the grant date and the next three anniversaries, October 9, 2008, 2009, and 2010.

(2)	These options were granted on December 13, 2005.

(3)	These options were granted on December 13, 2005. They vest 25% on each of the grant date and the next three anniversaries, December 13, 2006, 2007, and 2008.

(4)	These options were granted on June 15, 2007. They vest 25% on each of the grant date and the next three anniversaries, June 15, 2008, 2009, and 2010.

(5)	These options were granted on September 25, 2007. They vest 25% on each of the grant date and the next three anniversaries, September 25, 2008, 2009, and 2010.

(6)	These options were granted on February 22, 2008. They vest 25% on each of the grant date and the next three anniversaries, February 22, 2009, 2010, and 2011.
Option Exercises in the Year Ending March 31, 2008
No named executive officers exercised options during fiscal 2008.
MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan
MiMedx adopted its 2006 Stock Incentive Plan effective November 27, 2006 (the “Plan”). The Plan was assumed by Alynx, Co. in the Merger, and thereafter by MiMedx Group, Inc. In July 2008, the Plan was renamed the “MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan.” The purpose of the Plan is to encourage and enable selected employees, directors, and independent contractors of the Company and its affiliates to acquire or increase their holdings of Common Stock and other equity-based interests in the Company in order to promote a closer identification of their interests with ours, thereby stimulating their efforts to enhance our efficiency, soundness, profitability, growth and shareholder value. All share amounts in this section represents shares of MiMedx Group, Inc. Common Stock.

As of March 31, 2008, options to acquire up to 2,912,500 shares have been granted under the Plan and are outstanding at a weighted average exercise price of $2.37 per share, and options to purchase 1,200 shares have been exercised. No other types of awards have been made. Subject to specified adjustment, as of March 31, 2008 the maximum number of shares that we may issue pursuant to awards granted under the Plan may not exceed 5,500,000 shares. Of that number, the maximum that we may issue pursuant to incentive stock options is 5,500,000 shares. In addition, if and to the extent that Section 162(m) of the Code is applicable:
•	we may not grant to any participant options or stock appreciation rights (“SARs”) that are not related to an option for more than 1,000,000 shares in any calendar year;
•	we may not grant to any participant awards for more than 1,000,000 shares in any calendar year; and
•	participants may not be paid more than $2,000,000 with respect to any cash-settled award granted in any calendar year, subject in each case to adjustments as provided in the Plan.
The following will not be included in calculating the share limitations set forth above:
•	dividends;
•	awards which by their terms are settled in cash rather than the issuance of shares;
•	any shares subject to an award that is forfeited, cancelled, terminated, expires, or lapses for any reason and shares subject to an award that are repurchased or reacquired by us; and
•	any shares a participant surrenders or we withhold to pay the option or purchase price for an award or use to satisfy any tax withholding requirement in connection with the exercise, vesting, or earning of an award.
We will further adjust the number of shares reserved for issuance under the Plan and the terms of awards in the event of an adjustment in our capital stock structure or one of our affiliates due to a merger, consolidation, reorganization, stock split, stock dividend or similar event.
Administration, Amendment and Termination
Our Board has delegated the obligation to administer the Plan to the Compensation Committee. Subject to certain restrictions set forth in the Plan, the administrator has full and final authority to take actions and make determinations with respect to the Plan.
Subject to certain terms and conditions, the administrator may delegate to one or more of our officers the authority to grant awards, and to make determinations otherwise reserved for the administrator with respect to such awards.
Our Board may amend, alter, or terminate the Plan at any time, subject to certain exceptions and restrictions set forth in the Plan. Our Board may also amend, alter, or terminate any award, although participant consent may be required.
The administrator may amend the Plan and any award, without participant consent and, except where required by applicable laws, without shareholder approval, in order to comply with applicable laws. In addition, the administrator may make adjustments to awards upon the occurrence of certain unusual or nonrecurring events. The administrator may (subject to certain Plan limitations) cause any award or any portion thereof to be cancelled in consideration of an alternative award or cash payment of an equivalent cash value. The administrator also may determine that a participant’s rights, payments, and/or benefits with respect to an award will be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events. Except to the extent otherwise required under Section 409A of the Internal Revenue Code of 1986 (“Code Section 409A”), the administrator also may modify or extend the terms and conditions for exercise, vesting, or earning of an award and/or accelerate the date that any award may become exercisable, vested, or earned, without any obligation to accelerate any other award.

In addition to the terms described in the section titled Common Terms of Incentive Plans below, the Plan contains the following terms and conditions.
Stock Appreciation Rights
Subject to the limitations of the Plan, the administrator may in its sole discretion grant SARs to such eligible individuals, in such numbers, upon such terms and at such times as the administrator shall determine. SARs may be granted to the holder of an option (a “related option”) with respect to all or a portion of the shares of Common Stock subject to the related option (a “related SAR”) or may be granted separately to an eligible individual (a “freestanding SAR”). The consideration to be received by the holder of a SAR may be paid in cash, shares of Common Stock (valued at fair market value on the date of the SAR exercise), or a combination thereof, as determined by the administrator. Upon the exercise of a SAR, the holder of a SAR is entitled to receive payment from the Company in an amount determined by multiplying (i) the difference between the fair market value per share of Common Stock on the date of exercise over the base price per share of such SAR by (ii) the number of shares of Common Stock with respect to which the SAR is being exercised. The base price may be no less than 100% of the fair market value per share of Common Stock on the date the SAR is granted (except in the case of certain substituted or assumed SARs in a merger or similar transaction).
SARs are exercisable according to the terms established by the administrator and stated in the applicable award agreement. Upon the exercise of a related SAR, the related option is deemed to be canceled to the extent of the number of shares of Common Stock for which the related SAR is exercised. No SAR may be exercised more than 10 years after it was granted, or such shorter period as may apply to with respect to a particular SAR. Each award agreement will state the extent to which a holder may have the right to exercise a SAR following termination of the holder’s employment or service with the Company or an affiliate, as determined by the administrator.
Restricted Awards
Subject to the limitations of the Plan, the administrator may grant restricted awards to such individuals in such numbers, upon such terms, and at such times as the administrator shall determine. Restricted awards may be in the form of restricted stock awards and/or restricted stock units that are subject to certain conditions which must be met for the restricted award to vest and be earned, in whole or in part, and be no longer subject to forfeiture. Restricted stock awards may be payable in Common Stock. Restricted stock units may be payable in cash or Common Stock, or a combination thereof.
Subject to certain limitations in the Plan, the administrator will determine the restriction period during which a participant may earn a restricted award and the conditions to be met in order for it to be granted or to vest or be earned. These conditions may include:
•	payment of a stipulated purchase price;

•	attainment of performance objectives;

•	continued service or employment for a certain period of time;

•	retirement;

•	displacement;

•	disability;

•	death; or

•	any combination of these conditions.
Subject to the terms of the Plan and Code Section 409A requirements, the administrator determines whether and to what degree restricted awards have vested and been earned and are payable. If a participant’s employment or service is terminated for any reason and all or any part of a restricted award has not vested or been earned pursuant to the terms of the Plan and the individual award, the participant will forfeit the award and related benefits unless the administrator determines otherwise.

Dividend and Dividend Equivalent
The administrator may provide that awards earn dividends or dividend equivalents, subject to restrictions set forth in the Plan. Such dividends or dividend equivalents may be paid currently or may be credited to a participant’s account, subject to such restrictions and conditions as the administrator may establish.
Change in Control
Upon a “change in control,” as defined in the Plan and subject to any Code Section 409A requirements, the administrator will have discretion to determine the effect, if any, on awards granted under the Plan. The administrator may determine that an award may vest, be earned or become exercisable, may be assumed or substituted, may be cancelled, or that other actions or no actions will be taken.
Assumption of the SpineMedica Corp. Stock Option Plans
Each stock option to purchase shares of SpineMedica Corp.’s Common Stock (each a “SpineMedica Stock Option”) that was outstanding immediately prior to the acquisition of SpineMedica Corp., whether or not then vested or exercisable (each, an “Assumed Option”), as adjusted, was assumed by MiMedx when it acquired SpineMedica Corp., by Alynx, Co. upon consummation of the Merger, and thereafter by MiMedx Group, Inc.
MiMedx, Inc. 2005 Assumed Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
MiMedx assumed the SpineMedica Corp. 2005 Employee, Director, and Consultant Stock Plan (the “2005 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx declared that no awards (as defined in the 2005 Assumed Plan) would be issued under the 2005 Assumed Plan. The 2005 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. All share amounts in this section represent number of shares of MiMedx Group, Inc. Common Stock. As of March 31, 2008, options to acquire 1,156,250 shares are outstanding at a weighted average exercise price of $1.80 share.
We will further adjust the number of shares reserved for issuance under the 2005 Assumed Plan and the terms of awards in the event of an adjustment in our capital stock structure or one of our affiliates due to a merger, consolidation, reorganization, stock split, stock dividend or similar event.
Administration, Amendment and Termination
Our Board has delegated the obligation to administer the 2005 Assumed Plan to the Compensation Committee. Subject to certain restrictions set forth in the 2005 Assumed Plan, the administrator has full and final authority to take actions and make determinations with respect to the 2005 Assumed Plan.
Our Board may amend, alter, or terminate the 2005 Assumed Plan at any time, subject to certain exceptions and restrictions set forth in the 2005 Assumed Plan. With the consent of the participant affected, the administrator may amend outstanding option agreements and stock grant agreements in a manner which may be adverse to the participant but which is not inconsistent with the 2005 Assumed Plan. In the discretion of the administrator, outstanding option agreements and stock grant agreements may be amended by the administrator in a manner which is not adverse to the participant.
The administrator may amend the 2005 Assumed Plan and any award, without participant consent and, except where required by applicable laws, without shareholder approval, in order to secure favorable federal income tax treatment as may be afforded incentive stock options, and to the extent necessary to qualify the shares issuable upon exercise or acceptance of any outstanding option granted under the 2005 Assumed Plan for listing on any national securities exchange or quotation in any national automated quotation system of securities dealers. The administrator also may determine that a participant’s rights, payments, and/or benefits with respect to an award will be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events. Subject to certain restrictions set forth in the 2005 Assumed Plan and except to the extent otherwise required under Code Section 409A, the administrator also may modify or extend the terms and conditions for exercise, vesting, or earning of an award and/or accelerate the date that any award may become exercisable, vested, or earned.

In addition to the terms described in the section titled Common Terms of Incentive Plans below, the 2005 Assumed Plan contains the following terms and conditions.
Stock Dividend and Stock Splits
If (i) the shares of our Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, or (ii) additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Common Stock, the number of shares of Common Stock deliverable upon the exercise or acceptance of such option or stock grant may be appropriately increased or decreased proportionately, and appropriate adjustments may be made including, in the purchase price per share, to reflect such events.
Corporate Transaction
Upon a Corporate Transaction (as defined in the 2005 Assumed Plan) and subject to any Code Section 409A requirements, with respect to outstanding options the administrator shall (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either the consideration payable with respect to the outstanding shares of Common Stock in connection with the Corporate Transaction or securities of any successor or acquiring entity, or (ii) upon written notice to the participants, provide that all options must be exercised, within a specified number of days of the date of such notice, at the end of which period the options shall terminate, or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such options over the exercise price thereof. With respect to outstanding stock grants, the administrator shall either (i) make appropriate provisions for the continuation of such stock grants by substituting on an equitable basis for the shares then subject to such stock grants either the consideration payable with respect to the outstanding shares of Common Stock in connection with the Corporate Transaction or securities of any successor or acquiring entity, or (ii) upon written notice to the participants, provide that all stock grants must be accepted (to the extent then subject to acceptance) within a specified number of days of the date of such notice, at the end of which period the offer of the stock grants shall terminate, or (iii) terminate all stock grants in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such stock grants over the purchase price thereof, if any. In addition, in the event of a Corporate Transaction, the administrator may waive any or all Company repurchase rights with respect to outstanding stock grants.
MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
MiMedx assumed the SpineMedica Corp. 2007 Stock Incentive Plan (the “2007 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx declared that no awards (as defined in the 2007 Assumed Plan) shall be issued under the 2007 Assumed Plan. The 2007 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. All share amounts in this section represent number of shares of MiMedx Group, Inc. Common Stock. As of March 31, 2008, options to acquire 177,500 shares are outstanding at a weighted average exercise price of $1.80 per share.
The following will not be included in calculating the share limitations set forth above:
•	dividends;

•	awards which by their terms are settled in cash rather than the issuance of shares;

•	any shares subject to an award that is forfeited, cancelled, terminated, expires, or lapses for any reason and shares subject to an award that are repurchased or reacquired by us; and

•	any shares a participant surrenders or we withhold to pay the option or purchase price for an award or use to satisfy any tax withholding requirement in connection with the exercise, vesting, or earning of an award.

We will further adjust the number of shares reserved for issuance under the 2007 Assumed Plan and the terms of awards in the event of an adjustment in our capital stock structure or one of our affiliates due to a merger, consolidation, reorganization, stock split, stock dividend or similar event.
Administration, Amendment and Termination
Our Board has delegated the obligation to administer the 2007 Assumed Plan to the Compensation Committee. Subject to certain restrictions set forth in the 2007 Assumed Plan, the administrator has full and final authority to take actions and make determinations with respect to the 2007 Assumed Plan.
Subject to certain terms and conditions, the administrator may delegate to one or more of our officers the authority to grant awards, and to make determinations otherwise reserved for the administrator with respect to such awards.
Our Board may amend, alter, or terminate the 2007 Assumed Plan at any time, subject to certain exceptions and restrictions set forth in the 2007 Assumed Plan. Our Board of Directors may also amend, alter, or terminate any award, although participant consent may be required.
The administrator may amend the 2007 Assumed Plan and any award, without participant consent and, except where required by applicable laws, without shareholder approval, in order to comply with applicable laws. In addition, the administrator may make adjustments to awards upon the occurrence of certain unusual or nonrecurring events. The administrator may (subject to certain limitations in the 2007 Assumed Plan) cause any award or any portion thereof to be cancelled in consideration of an alternative award or cash payment of an equivalent cash value. The administrator also may determine that a participant’s rights, payments, and/or benefits with respect to an award will be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of certain specified events. Except to the extent otherwise required under Code Section 409A, the administrator also may modify or extend the terms and conditions for exercise, vesting, or earning of an award and/or accelerate the date that any award may become exercisable, vested, or earned, without any obligation to accelerate any other award.
In addition to the terms described in the section titled Common Terms of Incentive Plans below, the 2007 Assumed Plan contains the following provision relating to change in control. The 2007 Assumed Plan also provided for additional types of awards; however, other than the options described in Common Terms of Incentive Plans no other or different awards have been or will be issued.
Change in Control
Upon a “change in control,” as defined in the 2007 Assumed Plan and subject to any Code Section 409A requirements, all options and SARs outstanding as of the date of such change in control shall become fully exercisable, whether or not then otherwise exercisable. Any restrictions, performance criteria and/or vesting conditions applicable to any restricted award shall be deemed to have been met, and such awards shall become fully vested, earned and payable to the fullest extent of the original grant of the applicable award. Notwithstanding the foregoing, in the event of a merger, share exchange, reorganization, sale of all or substantially all of the assets of the Company, the administrator may, in its sole and absolute discretion, determine that any or all awards granted pursuant to the 2007 Assumed Plan shall not vest or become exercisable on an accelerated basis, if the Company or the surviving or acquiring corporation shall have taken such action, including but not limited to the assumption of awards granted under the 2007 Assumed Plan or the grant of substitute awards, as the administrator determines appropriate to protect the rights and interest of participants under the 2007 Assumed Plan.
Common Terms of Incentive Plans
The Plan, the 2005 Assumed Plan, and the 2007 Assumed Plan (collectively, the “Incentive Plans”) contain the following terms and conditions.
Options
Each of the Incentive Plans authorizes the grant of both incentive stock options and nonqualified stock options. The administrator will determine the option price at which a participant may exercise an option. The option price may not be less than 100.0% of the fair market value on the date of grant (or 110.0% of the fair market value with respect to incentive stock options granted to a 10.0% or more shareholder) and also may not be less than the par value per share (subject to certain exceptions in the case of substitute or assumed options).

Unless an individual award agreement provides otherwise, a participant may pay the option price in cash or, to the extent permitted by the administrator and applicable laws, by tendering shares of Common Stock, by the withholding of shares upon exercise, by such other consideration as the administrator may deem appropriate, or a combination of the foregoing.
At the time of option grant, the administrator will determine the terms and conditions of an option, the period or periods during which an option is exercisable, and the option term (which, in the case of incentive stock options, may not exceed 10 years, or five years with respect to a 10.0% or more shareholder). Options are also subject to certain restrictions on exercise if the participant terminates employment or service.
Transfer and Other Restrictions
Each of the Incentive Plans provides that awards generally are not transferable other than by will or the laws of intestate succession or as may otherwise be permitted by the administrator, and participants may not sell, transfer, assign, pledge or otherwise encumber shares subject to such awards until the restriction period and/or performance period has expired and until all conditions to vesting the award have been met. As a condition to the issuance or transfer of Common Stock or the grant of any other benefit awarded under any of the Incentive Plans, we may require a participant or other person to become a party to an agreement imposing such conditions or restrictions as we may require.
Certain Federal Income Tax Consequences
The following generally describes the principal federal (and not state and local) income tax consequences of awards granted under the Incentive Plans as of this time. The summary is general in nature and is not intended to cover all tax consequences that may apply to a particular participant or to us. The provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations and other guidance are complicated and their impact in any one case may depend upon the particular circumstances.
Incentive Options
The grant and exercise of an incentive stock option generally will not result in taxable income to the participant if the participant does not dispose of shares received upon exercise of such option less than one year after the date of exercise and two years after the date of grant, and if the participant has continuously been our employee from the date of grant to three months before the date of exercise (or 12 months in the event of disability). However, the excess of the fair market value of the shares received upon exercise of the option over the option price generally will constitute an item of adjustment in computing the participant’s alternative minimum taxable income for the year of exercise. Thus, certain participants may incur federal income tax liability as a result of the exercise of an incentive option under the alternative minimum tax rules of the Code.
We are generally not entitled to a deduction upon the exercise of an incentive option. Upon the disposition of shares acquired upon exercise of an incentive option, the participant will be taxed on the amount by which the amount realized exceeds the option price. This amount will be treated as capital gain or loss.
If the holding period requirements described above are not met, the participant will have ordinary income in the year of disposition to the extent of the lesser of: (i) the fair market value of the stock on the date of exercise minus the option price or (ii) the amount realized on disposition of the stock minus the option price. We are generally entitled to deduct as compensation the amount of ordinary income realized by the participant.
Pursuant to the Code and the terms of each of the Incentive Plans, in no event can there first become exercisable by a participant in any one calendar year incentive stock options granted by us with respect to shares having an aggregate fair market value (determined at the time an option is granted) greater than $100,000. To the extent an incentive option granted under any of the Incentive Plans exceeds this limitation, it will be treated as a nonqualified option.

Nonqualified Options
If a participant receives a nonqualified option, the difference between the fair market value of the stock on the date of exercise and the option price will constitute taxable ordinary income to the participant on the date of exercise. We generally will be entitled to a deduction in the same year in an amount equal to the income taxable to the participant.
Stock Appreciation Rights
The grant of an SAR will not result in taxable income to a participant or a tax deduction to us. Upon exercise of the SAR, the amount of cash and fair market value of shares received by the participant (determined at the time of delivery to the participant), less cash or other consideration paid (if any), is taxed to the participant as ordinary income and we generally will be entitled to receive a corresponding tax deduction.
Restricted Stock Awards
The grant of restricted stock awards will not result in taxable income to the participant or a tax deduction to us, unless the restrictions on the stock do not present a substantial risk of forfeiture or the award is transferable. In the year that the restricted stock is no longer subject to a substantial risk of forfeiture or the award is transferable, the fair market value of such shares at such date and any cash amount awarded, less cash or other consideration paid (if any), will be taxed to the participant as ordinary income, except that, in the case of restricted stock issued at the beginning of the restriction period, the participant may elect to include in his ordinary income at the time the restricted stock is awarded, the fair market value of such shares at such time, less any amount paid for the shares. We generally will be entitled to a corresponding tax deduction.
Restricted Stock Units and Dividend Equivalents
The federal income tax consequences of the award of restricted stock units or dividend equivalents will depend on the conditions of the award. Generally, the grant of one of these awards does not result in taxable income to the participant or a tax deduction to us. However, the participant will recognize ordinary compensation income at settlement of the award equal to any cash and the fair market value of any Common Stock received (determined as of the date that the award is not subject to a substantial risk of forfeiture or transferable). We are generally entitled to a deduction upon the participant’s recognition of income in an amount equal to the ordinary income recognized by the participant.
Section 409A of the Internal Revenue Code of 1986
Code Section 409A imposes certain requirements on deferred compensation. We intend for each of the Incentive Plans to comply in good faith with the requirements of Code Section 409A including related regulations and guidance, where applicable and to the extent practicable. If, however, Code Section 409A is deemed to apply to an award, and the applicable Incentive Plan and award do not satisfy the requirements of Code Section 409A during a taxable year, the participant will have ordinary income in the year of non-compliance in the amount of all deferrals subject to Code Section 409A to the extent that the award is not subject to a substantial risk of forfeiture. The participant will be subject to an additional tax of 20% on all amounts includible in income and may also be subject to interest charges under Code Section 409A. We generally will be entitled to an income tax deduction with respect to the amount of compensation includible as income to the participant. We undertake no responsibility to take, or to refrain from taking, any actions in order to achieve a certain tax result for any participant.

Director Compensation
The following table provides information concerning compensation of our directors for fiscal year 2008. The compensation reported is for services as directors. Only those directors who received compensation for such services in fiscal 2008 are listed. It includes payment for services as directors of MiMedx prior to February 8, 2008, the date of the Merger.
DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Kurt Eichler	7,750	—	—	—	—	—	7,750

Hamilton Jordan	7,250	—	—	—	—	—	7,250

Larry Papasan	4,500	—	5,626	—	—	—	10,126

Charles Koob	9,000	—	7,888	—	—	—	16,888
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding our capital stock, beneficially owned as of July 18, 2008, by each person known to us to beneficially own more than 5% of our Common Stock, each named executive officer and director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after July 18, 2008 are included as beneficially owned by the holder. Beneficial ownership generally includes voting and investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

		Percentage
Name	Number of Shares (1)	Ownership (1)
Steve Gorlin (2)(3)	3,466,474	9.12%

Thomas W. D’Alonzo (3)(4)	795,000	2.09%

John C. Thomas, Jr. (3)(5)	1,723,907	4.54%

Brian J. Splan (6)	150,000	*

Thomas J. Koob, Ph.D. (7)	75,000	*

R. Lewis Bennett (8)	260,000	*

Kurt M. Eichler (3)	866,667	2.28%

Charles E. Koob (9)	650,000	1.71%

Larry W. Papasan (10)	12,500	*

Ronald G. Wallace (10)	12,500	*

Total Directors and Executive Officers (14 persons) (11)	9,092,514	23.93%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options which are exercisable within 60 days are deemed to be beneficially owned. On July 18, 2008, there were 37,282,128 shares of Common Stock issued and outstanding.

(2)	Includes 2,606,474 shares held in a trust for the benefit of Mr. Gorlin and 400,000 shares held by his wife. Includes 60,000 shares that are subject to currently exercisable stock options.

(3)	Includes 400,000 shares held by DARA BioSciences, Inc., a company for which this individual serves as an executive officer or director.

(4)	Includes 35,000 shares that are subject to currently exercisable stock options.

(5)	Includes 300,000 shares held in a family limited partnership for which Mr. Thomas is the general partner, 200,000 shares held in a trust for the benefit of Mr. Thomas, 200,000 shares held by his wife, and 30,000 shares held by Mr. Thomas as custodian for minor children, as to which Mr. Thomas disclaims beneficial ownership. Includes 20,000 shares that are subject to currently exercisable stock options.

(6)	Comprised of 150,000 shares that are subject to currently exercisable stock options.

(7)	Comprised of 75,000 shares that are subject to currently exercisable stock options.

(8)	Includes 110,000 shares that are subject to currently exercisable stock options.

(9)	Comprised of 50,000 shares that are subject to currently exercisable stock options and 600,000 shares held jointly by Mr. Koob and his wife.

(10)	Comprised of 12,500 shares that are subject to currently exercisable stock options.

(11)	Includes shares controlled or held for the benefit of the executive officers and directors and 720,000 shares that are subject to stock options that are currently exercisable or exercisable within 60 days. Includes shares controlled or held for the benefit of the executive officers and directors, 400,000 shares held by DARA BioSciences, Inc. of which certain executive officers and directors of the Company are also executive officers and directors.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans of MiMedx as of March 31, 2008:

	A	B	C
Number of
securities
remaining
		Weighted	available for
	Number of	average	future
	securities	exercise	issuance
	to be issued	price of	under equity
	upon	outstanding	compensation
	exercise of	options,	plans
	outstanding	warrants	(excluding
	options,	and rights	securities
	warrants	reflected in	reflected in
Plan Category	and rights	column (A)	column (A))*

Equity compensation plans approved by security holders	4,246,250	$2.19	2,586,300

Equity compensation plans not approved by security holders	—	—	—

Total	4,246,250	$2.19	2,586,300

*	See Item 11 for additional details regarding our stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions
The office space leased by MiMedx in Destin, Florida is owned by the Chairman of the Board of MiMedx, Steve Gorlin. The rental rate under this month-to-month lease is $1,000 per month, which is the fair market value, based on current rents of similar office spaces in the building that are not owned by Mr. Gorlin, plus expense reimbursements. In fiscal 2008, we paid Mr. Gorlin approximately $25,000 for rent, utilities and other expenses under this arrangement.
In August 2007, MiMedx began using an aircraft recently acquired by Gorlin Aviation, LLC, an affiliate of Mr. Gorlin, at a rate we believe is less than that charged by unrelated third parties. Neither MiMedx nor SpineMedica used the aircraft in fiscal 2007. From August through March 31, 2008, we spent a total of approximately $105,000 on use of the aircraft.
Simpson Thacher & Bartlett, LLP (“Simpson Thacher”) provided services to MiMedx during fiscal 2008 in connection with an acquisition that we did not consummate. Simpson Thacher received approximately $290,000 for those services. Mr. Charles Koob, who was a Director of MiMedx at the time, and is a Director of MiMedx Group, Inc., is retired from his position as a partner, and is now of counsel, to Simpson Thacher. Mr. Koob’s financial interest in these fees was nominal.
The charter for our Audit Committee, adopted in April 2008, requires the Audit Committee to review and approve in advance all transactions between us and our executive officers and directors, and to review and approve all director-related conflicts of interest between a director’s obligations to us and his or her personal interests.
Director Independence
We are not a “listed company” under SEC rules and are therefore not required to comply with the director independence requirements of any securities exchange. However, in determining whether our directors are independent, we intend to comply with the rules of the AMEX. The Company qualifies as a “smaller reporting company” as that term is defined in Item 10(f)(1) of Regulation S-K because its public float as of the last business day of the Company’s most recent second fiscal quarter was less than $75.0 million. As a result, the rules of the AMEX require that at least 50% percent of the members of our Board be independent, which means that they are not officers of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The Board has determined that three of its six directors, Larry W. Papasan, Kurt M. Eicher, and Ronald G. Wallace, are “independent,” as defined by the listing standards of the AMEX, Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC. Mr. W. Hamilton Jordan served as Director of MiMedx and MiMedx Group, Inc. during fiscal 2008 and thereafter until his demise. The Board had also determined that Mr. Jordan was “independent” according to the same standards applied to the other independent directors.
Item 14. Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Aidman, Piser & Company, P.A. (“Aidman Piser”) served as MiMedx’s independent registered public accounting firm as of March 31, 2007 and for the period from inception (November 22, 2006) through March 31, 2007. Aidman Piser served as our independent registered public accounting firm until June 12, 2008, when Aidman Piser resigned as a result of an agreement with Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”), pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and partners of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and continued to practice as members of Cherry Bekaert. On June 9, 2008, prior to the resignation of Aidman Piser, we, with the approval of the Audit Committee of the Board, engaged Cherry Bekaert as our independent registered public accounting firm. Cherry Bekaert has served as our independent registered public accounting firm since that time.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2008 and as of March 31, 2007 and for the period from inception (November 22, 2006) through March 31, 2007 and fees billed for other services rendered by Aidman Piser and Cherry Bekaert, our independent registered public accounting firms during these periods.

Services Rendered by Cherry, Bekaert & Holland, L.L.P.	2008	2007

Audit Fees	$269,949	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Services Rendered by Aidman, Piser & Company, P.A	2008	2007 *

Audit Fees	$—	$35,000
Tax Fees	$—	$—
All Other Fees	$—	$—

*	MiMedx, Inc. had no securities registered pursuant to Section 12 of the Exchange Act, nor was it subject to the filing requirements of Sections 13 or 15(d) of that Act during the period from inception (November 22, 2006) through March 31, 2007.
Audit Fees. This category includes fees for (i) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant periods described above. There were no separate audit-related services or fees.
Tax Fees. This category consists of professional services rendered for tax compliance, tax planning, tax return preparation, tax research and tax advice.
All Other Fees. This category includes the aggregate fees for products and services that are not reported above under “Audit Fees,” or “Tax Fees.”
AUDIT COMMITTEE PRE-APPROVAL POLICY
The Audit Committee has responsibility for the appointment, retention and oversight of the work of our outside auditors, to recommend their selection and engagement, to review and approve in advance all non-audit related work performed by our independent registered public accounting firm prior to the performance of each such service. The Audit Committee is also required to, and will, establish policies for the engagement of the outside auditors to provide permitted non-audit services.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2008	MIMEDX GROUP, INC.
	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr.
Chief Financial Officer

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002