Form 10-Q
period 2008-06-30
MIMEDX GROUP, INC.
filed 2008-08-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-52491
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation)	26-2792552 (I.R.S. Employer Identification Number)

1234 Airport Road, Suite 105 Destin, Florida (Address of principal executive offices)	32541 (Zip Code)
(850) 269-0000
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2008, there were 37,282,128 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,875,106	$6,749,609
Prepaid expenses and other current assets	67,577	189,253

Total current assets	3,942,683	6,938,862
Property and equipment, net of accumulated depreciation of $288,878 (June) and $191,588 (March)	1,582,818	1,452,436
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $490,552 (June) and $323,848 (March)	5,616,449	5,783,153
Deposits	150,114	146,433

Total assets	$12,149,661	$15,178,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$841,898	$948,478

Total current liabilities	$841,898	$948,478

Commitments and contingency (Notes 4 and 8)

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (June and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 37,282,128 (June) and 36,864,534 (March) shares issued and outstanding	37,282	36,864
Additional paid-in capital	32,456,207	32,226,983
Deficit accumulated during the development stage	(21,185,726)	(18,033,844)

Total stockholders’ equity	11,307,763	14,230,003

Total liabilities and stockholders’ equity	$12,149,661	$15,178,481

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	June 30,		through
	2008	2007	June 30, 2008

Research and development expenses	$953,546	$137,649	$3,080,445
Acquired in-process research and development	—	—	7,177,000
General and administrative expenses	2,236,321	747,242	11,466,352

Loss from operations	(3,189,867)	(884,891)	(21,723,797)

Other income (expense)	37,985	195,565	549,663

Loss before income taxes	(3,151,882)	(689,326)	(21,174,134)
Income taxes	—	—	—

Net loss	$(3,151,882)	$(689,326)	$(21,174,134)

Net loss per common share
Basic and diluted	$(0.09)	$(0.05)

Shares used in computing net loss per common share
Basic and diluted	37,073,595	14,000,000

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH JUNE 30, 2008

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total
Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	(18,033,844)	14,230,003
Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	193,058	—	—	—	193,058
Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	36,584	—	—	—	36,584
Cashless exercise of stock warrants (unaudited)	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—
Net loss for the period (unaudited)												(3,151,882)	(3,151,882)

Balances, June 30, 2008 (unaudited)	—	$—	—	$—	—	$—	37,282,128	$37,282	$32,456,207	$—	$—	$(21,185,726)	$11,307,763

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	June 30,		through
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(3,151,882)	$(689,325)	$(21,174,134)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Acquired in-process research and development	—	—	7,177,000
Depreciation	97,290	1,993	289,445
Amortization of intangible assets	166,704	30,627	490,551
Employee share-based compensation expense	193,058	23,925	856,250
Other share-based compensation expense	36,584	30,315	212,811
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	(84,450)	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	121,676	(464,327)	(48,499)
Accounts payable and accrued expenses	(106,580)	(940,738)	(56,216)
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(2,643,150)	(2,091,980)	(11,176,732)

Cash flows from investing activities:
Purchase of equipment	(227,672)	(555,649)	(1,408,474)
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	(3,681)	(21,412)	(116,312)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	8,235	(227,901)
Payments from (advances to) related party	—	—	(2,008,522)

Net cash flows from investing activities	(231,353)	(568,826)	(1,903,804)

Cash flows from financing activities:
Proceeds from Series A preferred stock	—	1,233,750	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from common stock sale	—	—	1,288
Proceeds from exercise of stock options	—	—	2,160
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	—	1,233,750	16,955,642

Net change in cash	(2,874,503)	(1,427,056)	3,875,106

Cash, beginning of period	6,749,609	10,456,708	—

Cash, end of period	$3,875,106	$9,029,652	$3,875,106

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD FROM
INCEPTION (NOVEMBER 22, 2006)
THROUGH JUNE 30, 2008
1.	Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended March 31, 2008 and period from inception (November 22, 2006) through March 31, 2008 and 2007 included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on June 27, 2008.
MiMedx, Inc. (“MiMedx”) was incorporated in Florida in 2006. MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) on January 29, 2008 with a publicly-traded Nevada Corporation, Alynx, Co. (“Alynx”), a public shell company, which was consummated on February 8, 2008. As a result of this transaction, MiMedx shareholders owned approximately 97% of the outstanding shares, thus giving MiMedx substantial control.
Under GAAP, MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx own a substantial majority of the issued and outstanding shares, and thus this reverse merger was accounted for as a capital transaction. The historical financial statements are a continuation of the financial statements of the accounting acquirer and the capital structure of the consolidated enterprise is now different from that appearing in the historical financial statements of the accounting acquirer in earlier periods due to the recapitalization.
On March 31, 2008, MiMedx Group, Inc. a Florida corporation, and Alynx merged. As a result of this transaction, MiMedx Group, Inc. became the surviving corporation. The “Company” refers to MiMedx Group, Inc., a development stage company, as well as its two operating subsidiaries: MiMedx, Inc. and SpineMedica, LLC.
The financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, Inc. and SpineMedica, LLC. All significant inter-company balances and transactions have been eliminated.
2.	Significant accounting policies:
Net loss per share
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
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2008	2007

Net loss	$(3,151,882)	$(689,326)

Denominator for basic earnings per share-weighted average shares	37,073,595	14,000,000

Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	37,073,595	14,000,000

Loss per common share—basic and diluted	$(.09)	$(.05)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three Months Ended
	June 30,
	2008	2007

Stock options, warrants, and convertible preferred stock	4,581,501	13,437,131
Recently issued accounting pronouncements:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective April 1, 2008 the Company adopted the provisions of SFAS 157. The adoption of the Standard had no effect on the consolidated financial statements.
In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

3.	Liquidity and management’s plans:
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through June 30, 2008 the Company experienced net losses of $21,174,134 (unaudited) and cash used in operations of $11,176,732 (unaudited). As of June 30, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and related party advances. The Company is currently attempting to raise additional funds and such funds may not be available on favorable terms, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company may not be able to develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material and adverse effect on the Company’s business, results of operations and financial condition.
4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

				Intellectual
	License	License	License	Property
	(a)	(b)	(c)	(d)	Total

April 1, 2008	881,466	2,195,487	2,596,000	110,200	5,783,153
Additions	—	—	—	—	—
Amortization	(24,900)	(74,004)	(64,900)	(2,900)	(166,704)

June 30, 2008	856,566	2,121,483	2,531,100	107,300	5,616,449

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within thirty days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. This amount is not recorded as a liability based on its contingent nature. The Company will also be required to pay a royalty of 3% on all commercial sales revenues of the licensed products.

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

(d)
During the year ended March 31, 2008, the Company issued 200,000 stock options valued at $116,000 for certain technologies relating to medical device designs for products used in hand surgery. The agreement also provides for royalty payments upon approval and sale of certain products. There are no amounts accrued for this obligation due to its contingent nature.

Expected future amortization of intangible assets is as follows:

Year ending June 30,

2009	$666,821
2010	666,821
2011	666,821
2012	666,821
2013	666,821
Thereafter	2,282,344

$5,616,449

5.	Stock Options and Warrants:
Stock Options:
Activity with respect to the stock options is summarized as follows:

		Weighted-
		average Exercise	Intrinsic
	Shares	Prices	Value
Options outstanding at April 1, 2008	4,446,250	$2.20

Granted	50,000	5.38

Forfeited/Cancelled	(100,000)	2.10

Exercised	—

Options outstanding at June 30, 2008	4,396,250	2.24	$10,375,150

Options exercisable at June 30, 2008	2,440,208	1.83	$5,758,891

Following is a summary of stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
Range of		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 — 1.00	1,270,000	3.69	$.89	819,166	$.91
1.80 — 2.40	2,476,250	6.31	2.09	1,458,542	1.94
5.38 — 5.44	650,000	5.06	5.44	162,500	5.44

	4,396,250	5.36	2.24	2,440,208	1.83

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2008	2,300,626	.49

Granted	50,000	3.45

Expired	(37,500)	.30

Vested	(357,084)	.54

Unvested at June 30, 2008	1,956,042	.67

Total unrecognized compensation expense at June 30, 2008 was approximately $1,825,000 and will be charged to expense through June, 2011.
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
The assumptions used in calculating the fair value of options using the Black-Scholes option-pricing model are set forth in the following table:

	Three Months Ended
	June 30, 2008	June 30, 2007
Dividend yield	0%	0%
Expected volatility	70.05%	81.34% to 93.99%
Risk free interest rates	3.11%	4.54% to 4.74%
Expected lives	6 years	2.75 to 5 years
The weighted-average grant date fair value for options granted during the three months ended June 30, 2008, and 2007, was approximately $3.45, and $.38, respectively.

Warrants:
A summary of our common stock warrant activity for the three months ended June 30, 2008 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2008	709,331	$1.41

Cashless exercise of warrants (417,594 shares of common stock issued)	(524,080)	(1.25)

Warrants outstanding at June 30, 2008	185,251	$1.86

The Company grants common stock warrants to placement agents in connection with direct equity share purchases by investors and as additional compensation to consultants and advisors. The warrants are granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances. Warrants issued to date have terms of 5 years.
Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

•
election by the holder to exchange the warrant (or portion thereof) for that number of shares equal to the product of (a) the number of shares issuable upon exercise of the warrant (or portion) and (b) a fraction, (x) the numerator of which is the market price of the shares at the time of exercise minus the warrant exercise price per share at the time of exercise and (y) the denominator of which is the market price per share at the time of exercise.

These warrants are not mandatorily redeemable, do not obligate the Company to repurchase its equity shares by transferring assets or issue a variable number of shares.
The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.
All of our warrants are classified as equity.
Warrants totaling 175,251, with exercise prices of $1.80 per share and expiration dates of October 24, 2009, were assumed by the Company in conjunction with our acquisition of Spinemedica Corp. in July 2007.
Warrants for 10,000 shares, with an exercise price of $3.00 per share, were issued in October 2007 for services provided by a consultant. These warrants expire in October 2012 and have piggyback registration rights which expire on October 9, 2008 and do not require the Company to pay any consideration to the holder if a registration statement is not declared effective or maintained.
6.	Income taxes:
The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.
7.	Related party transactions:
The Company incurred expenses of approximately $16,000 and $5,300 during the three months ended June 30, 2008 related to aircraft usage and the lease of office space, respectively, from entities owned by the Chairman of the Board.

8.	Contractual Commitments:
The table below sets forth our known contractual obligations as of June 30, 2008:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2-3 years	4-5 years
Consulting Agreements	$575,000	$306,000	$269,000	$—
Employment Agreements	1,957,000	1,227,000	730,000	—
Operating Lease Obligations	1,013,000	272,000	562,000	179,000

Total	$3,545,000	$1,805,000	$1,561,000	$179,000

In May 2008, the Company entered into agreements with a consultant/shareholder which require payments in the event the Company receives proceeds from the sale or disposition of certain intellectual property contributed by the consultant/shareholder. As of June 30, 2008 no commitments have been paid or accrued under these agreements due to their contingent nature.
Registration rights:
Certain shareholders of the Company have registration rights covering 18,420,200 shares of the Company’s common stock pursuant to an agreement dated July 23, 2007. The rights will be effective nine months after the Company either closes an underwritten public offering or receives in the aggregate a minimum of $10,000,000 in cash from the sale or a series of related sales of the Company’s securities at a time when its equity securities are registered under Section 12 of the Exchange Act. As such, these are contingent rights subject to events within the Company’s control. When and if these events occur and the nine month period expires, the majority of the holders of the registration rights can demand that the Company use its best efforts to register such shares on up to two occasions but not more than once in any 12-month period, subject to certain restrictions. The holders of those shares also have certain piggyback registration rights. The various registration rights expire upon the earlier of the fifth anniversary from when the Company has its first underwritten public offering or the date when the holder of such shares is able to sell the registrable shares under Rule 144. Pursuant to a separate registration rights agreement, dated February 8, 2008, the holders of approximately 17,600 additional shares of the Company’s common stock have piggyback registration rights which are substantially the same as those granted in July 2007. The registration rights agreements do not require the Company to pay any consideration to holders if an SEC registration statement is not declared effective or maintained. Beginning February 9, 2009, most, if not all, of the shares subject to the registration rights agreements will be eligible for sale pursuant to Rule 144. Approximately 966,667 of the shares are held by persons who are affiliates. Affiliates will be subject to the condition that the Company be current in its filings before they may utilize Rule 144, and to Rule 144 volume limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Form 10-Q and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, overall industry environment, delay in the introduction of products, regulatory delays, negative clinical results, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as well as other reports that we file with the SEC.
Forward-looking statements speak only as of the date they are made and should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur, except as required by applicable laws, and you are urged to review and consider disclosures that we make in this and other reports that we file with the SEC that discuss factors germane to our business.
Background of MiMedx Group, Inc.
The predecessor to MiMedx Group, Inc. was originally formed as a Utah corporation on July 30, 1985 under the name Leibra, Inc. We later changed domicile, through a merger, to Nevada, and later changed our name to Alynx, Co. We had several additional name changes in connection with various business acquisitions, all of which were discontinued or rescinded. We were an inactive shell corporation for at least the past 10 years, seeking to acquire an interest in a business with long-term growth potential. On March 6, 2007, we (then Alynx, Co.) filed a registration statement with the SEC on Form 10-SB to register our common stock under the Securities Exchange Act of 1934. We have filed periodic reports with the SEC since that time.
As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation (formerly Alynx, Co., a Nevada corporation), and our consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
On February 8, 2008, MiMedx Group, Inc. (then Alynx, Co.), MMX Acquisition Corp., a Florida corporation wholly-owned by Alynx, Co., and MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”), consummated the arrangement set forth in an Agreement and Plan of Merger between the parties (the “Merger”), whereby (i) MMX Acquisition Corp. merged with and into MiMedx; (ii) MiMedx became a wholly-owned subsidiary of the Company; and (iii) former MiMedx shareholders received approximately 97.25% of the post-merger company’s outstanding shares. On March 31, 2008, we merged into a Florida entity, thereby becoming MiMedx Group, Inc. and also effected a reverse split so that each former MiMedx shareholder owned the same number of shares in the Company as such shareholder held in MiMedx prior to the Merger.

Under U.S. generally accepted accounting principles (“GAAP”), MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx own a substantial majority of the issued and outstanding shares, and thus this reverse merger was accounted for as a capital transaction. As a result, the financial statements presented are the historical financial statements of MiMedx.
Overview
We are a development stage enterprise based in Tampa, Florida. The Company has generated no operating revenue and has a history of losses since its inception in November 2006.
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

SpineMedica is currently developing two products in addition to a surgical sheet discussed below: a cervical total disc replacement and a posterior interbody fusion device market. SpineMedica owns specific rights to a poly-vinyl alcohol (“PVA”) and water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue. We believe the intervertebral disc space and the normal mobility of the spine can be preserved using a biomimetic material like this specific hydrogel. This hydrogel, in a form called Salubria®, has been used in other medical device applications and we believe it has demonstrated biocompatibility and durability inside the human body. In the United States, the FDA has cleared the material for use next to nerves and in the European Union and Canada it has been cleared for use next to nerves and to replace worn-out and lesioned cartilage in the knee. SpineMedica has recently begun developing a third product for the spine, a vessel guard made of the hydrogel material. This vessel guard, which is anticipated to be a 510(k) device with the FDA, would be designed to reduce the risk of potential vessel damage during a spinal revision surgery.
On March 31, 2008, we entered into an exclusive world-wide license with SaluMedica, LLC for a PVA-based hydrogel biomaterial for applications as a surgical sheet. The license covers both internal and external applications. Initially, SpineMedica plans to focus on developing the hydrogel surgical sheet technology for a spine surgery vessel guard used for anterior spinal surgeries. Additionally, we believe there is potential for this technology to be used in the prevention of scarring and as an anti-adhesive or in tissue repair.
Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Research and Development Expenses
We incurred approximately $954,000 of research and development expenses during the three months ended June 30, 2008 compared to approximately $138,000 during the three months ended June 30, 2007. These costs consist primarily of fees paid to external consultants and service providers supporting our development efforts, internal personnel costs, and supplies and instruments used in our laboratories. Fees paid to external consultants and service providers approximated $432,000 and $93,000 for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 we employed 22 employees devoted to research and development, compared to 5 employees devoted to research and development at June 30, 2007. Supplies and instruments used for research and development increased significantly as we expanded the staff and undertook additional research and development of our technologies. We anticipate continued increases in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2008 approximated $2,236,000 compared to approximately $747,000 for the three months ended June 30, 2007. General and administrative expenses primarily consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment expenses, and facilities costs. During the three months ended June 30, 2008, salaries and benefits approximated $1,107,000 compared to approximately $440,000 for the three months ended June 30, 2007. As of June 30, 2008,we employed 17 personnel not related to research and development functions as compared to 10 as of June 30, 2007. Professional fees of approximately $528,000 were incurred during the three months ended June 30, 2008 as compared to approximately $152,000 during the three months ended June 30, 2007. These professional fees are primarily attributed to general counsel merger and acquisition costs, costs incurred in filing patents, and accounting and reporting fees. Facility costs consist primarily of leasing office and lab space in Tampa, Florida and in Marietta, Georgia. The first lease we entered into was in April 2007. Prior to April 2007, we operated out of the offices of our founder, for no consideration.
During the three months ended June 30, 2008, we recorded $97,000 in depreciation expense and $167,000 in amortization expense as compared to recording less than $2,000 in depreciation expense and approximately $31,000 in amortization during the three months ended June 30, 2007. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the three months ended June 30, 2008 and 2007 approximated $230,000 and $54,000, respectively.
Other Income
We recorded net interest income of approximately $38,000 during the three months ended June 30, 2008 and approximately $204,000 during the three months ended June 30, 2007 as a result of our investment of the net proceeds of our Series A Preferred Stock, which occurred in March 2007.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock.
We had approximately $3,875,000 of cash and cash equivalents on hand as of June 30, 2008.
We estimate that the cash and cash equivalents on hand will be sufficient to fund operations for at least 3 to 4 months from June 30, 2008, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate and execute our business plan, we will need to raise significant additional funds.
We are considering the possible issuance of additional shares of capital stock, in connection with a PIPE transaction, and are working toward such a financing transaction, but there can be no assurance that funds will be available, or that the price we can obtain will be acceptable.
Our working capital requirements will depend upon numerous factors, including the progress of our research and development programs, pre-clinical testing, clinical trials, timing and cost of seeking as well as achievement of regulatory milestones, and the ability to sell or license our technologies in the marketplace. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. If we wish to acquire another business or other intellectual property or products, we will require additional capital to fund those acquisitions.
We expect to incur losses from operations for the foreseeable future. We expect, assuming we are successful in completing a financing transaction, that general and administrative expenses will continue to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being an operating public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 30, 2008 is provided in Note 8 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended March 31, 2008. During the first three months of fiscal 2009, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Effective April 1, 2008 the Company adopted the provisions of SFAS 157. The adoption of the Standard had no effect on the condensed consolidated financial statements.
In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact, if any, of this accounting standard on its financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all our control issues and instances of fraud, if any, have been detected.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 6. Exhibits.

Exhibit
Number		Reference	Description

3.1		(1)	Articles of Incorporation of MiMedx Group, Inc.

3.2		(1)	Bylaws of MiMedx Group, Inc.

10.1		(2)	Cost Recovery and Revenue Sharing Letter Agreement between MiMedx, Inc. and Thomas J. Graham, M.D., dated May 22, 2008

10.2		(2)	Finder’s Fee Letter Agreement between MiMedx, Inc. and Thomas J. Graham, M.D., dated May 22, 2008

10.3	*	(3)	Assignment and Assumption of Employment Agreement of Steve Gorlin between MiMedx Group, Inc. and MiMedx, Inc. dated June 20, 2008

10.4	*	(3)	Assignment and Assumption of Employment Agreement of Thomas W. D’Alonzo between MiMedx Group, Inc. and MiMedx, Inc. dated June 21, 2008

10.5	*	(3)	Assignment and Assumption of Employment Agreement of John C. Thomas, Jr. between MiMedx Group, Inc. and MiMedx, Inc. dated June 24, 2008

10.6	*	(3)	Assignment and Assumption of Employment Agreement of Matthew J. Miller between MiMedx Group, Inc. and MiMedx, Inc. dated June 23, 2008

10.7	*	(3)	Assignment and Assumption of Employment Agreement of Brian J. Splan between MiMedx, Inc. and MiMedx Group, Inc. dated June 20, 2008

10.8	*	#	Amendment to Employment Agreement of Matthew Miller, dated September 25, 2007

31.1		#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed April 2, 2008.

(2)	Incorporated by reference to Form 8-K filed May 29, 2008.

(3)	Incorporated by reference to Form 10-K filed June 27, 2008.

#	Filed or furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIMEDX GROUP, INC.
Date: August 14, 2008
	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr., Chief Financial Officer
(Principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.8 *	Amendment to Employment Agreement of Matthew Miller, dated September 25, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.