Form 10-K/A
period 2008-03-31
MIMEDX GROUP, INC.
filed 2008-09-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
There were 37,282,128 shares of Common Stock outstanding as of June 10, 2008.
Documents Incorporated by Reference
None.

 i

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No. 2”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended March 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2008, as amended by Amendment No. 1 (the “2008 Form 10-K”). The purpose of this Amendment No. 2 is to provide management’s evaluation of disclosure controls and procedures, as required by Item 9A(T) of Part II of the 2008 Form 10-K and Item 307 of Regulation S-K, which we failed to include in our annual report on Form10-K based on an incorrect assumption. We have reevaluated the requirements of Item 307 of Regulation S-K, and as a result, performed an evaluation of our disclosure controls and procedures as they existed at March 31, 2008 and included such evaluation in this Amendment No. 2.
On the cover page of this Amendment No. 2, we have also corrected the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference, which change was originally made in Amendment No. 1 on Form 10-K/A (the “Cover Page Change”).
This Amendment No. 2 has no effect on our consolidated statements of operations, statements of cash flows or balance sheets.
This Amendment No. 2 is limited in scope to Item 9A(T) of Part II and the Cover Page Change, and does not amend, update or change any other items or disclosures contained in the 2008 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2008 Form 10-K. This Amendment No. 2 continues to speak as of the date of filing of the 2008 Form 10-K except with respect to 9A(T) of Part II and the Cover Page Change contained in Amendment No. 2, which speak as of the date of filing of this Amendment No. 2 or as otherwise disclosed in this Amendment No. 2.
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

PART II
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

2

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

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2008	MIMEDX GROUP, INC.
	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr.
Chief Financial Officer

4

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002