Form 10-Q
period 2008-09-30
MIMEDX GROUP, INC.
filed 2008-11-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008, there were 37,769,628 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,347,237	$6,749,609
Prepaid expenses and other current assets	58,835	189,253

Total current assets	2,406,072	6,938,862

Property and equipment, net of accumulated depreciation of $395,314 (September) and $191,588 (March)	1,548,131	1,452,436

Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $657,256 (September) and $323,848 (March)	5,449,745	5,783,153
Deposits	149,302	146,433

Total assets	$10,410,847	$15,178,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,532,054	$948,478

Total current liabilities	$1,532,054	$948,478

Redeemable common stock, 487,500 shares issued and outstanding (net of subscription receivable of $289,136)	2,002,108	—

Commitments and contingencies (Notes 4 and 9)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (September and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 37,282,128 (September) and 36,864,534 (March) shares issued and outstanding	37,282	36,864
Additional paid-in capital	33,233,660	32,226,983
Stock subscriptions receivable	(198,358)	—
Deficit accumulated during the development stage	(26,195,899)	(18,033,844)

Total stockholders’ equity	6,876,685	14,230,003

Total liabilities and stockholders’ equity	$10,410,847	$15,178,481

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(November 22, 2006)
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008

Research and development expenses	$1,225,809	$520,358	$2,179,355	$658,007	$4,306,254
Acquired in-process research and development	—	7,177,000	—	7,177,000	7,177,000
General and administrative expenses	2,375,710	1,790,639	4,612,031	2,537,881	13,842,062

Loss from operations	(3,601,519)	(9,487,997)	(6,791,386)	(10,372,888)	(25,325,316)

Other income, net	15,169	186,103	53,154	381,668	564,832

Loss before income taxes	(3,586,350)	(9,301,894)	(6,738,232)	(9,991,220)	(24,760,484)
Income taxes	—	—	—	—	—

Net loss	(3,586,350)	(9,301,894)	(6,738,232)	(9,991,220)	(24,760,484)

Accretion of redeemable common stock to fair value	(1,423,823)	—	(1,423,823)	—	(1,423,823)

Loss attributable to common shareholders	$(5,010,173)	$(9,301,894)	$(8,162,055)	$(9,991,220)	$(26,184,307)

Loss attributable to common shareholders per common share
Basic and diluted	$(0.13)	$(0.58)	$(0.22)	$(0.66)

Shares used in computing net loss per common share
Basic and diluted	37,314,628	16,167,165	37,279,818	15,083,582

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH SEPTEMBER 30, 2008

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—					—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	(18,033,844)	14,230,003
Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	344,275	—	—	—	344,275
Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	67,747	—	—	—	67,747
Cashless exercise of stock warrants (unaudited)	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—
Sale of warrants in connection with private placement of redeemable common stock (unaudited)									595,073	(198,358)			396,715
Accretion of redeemable common stock to fair value (unaudited)												(1,423,823)	(1,423,823)
Net loss for the period (unaudited)												(6,738,232)	(6,738,232)

Balances, September 30, 2008 (unaudited)	—	$—	—	$—	—	$—	37,282,128	$37,282	$33,233,660	$(198,358)	$—	$(26,195,899)	$6,876,685

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months Ended		(November 22, 2006)
	September 30,		through
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(6,738,232)	$(9,991,220)	$(24,760,484)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Acquired in-process research and development	—	7,177,000	7,177,000
Depreciation	203,726	41,363	395,881
Amortization of intangible assets	333,408	49,800	657,255
Employee share-based compensation expense	344,275	120,561	1,007,467
Other share-based compensation expense	67,747	79,168	243,974
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	(41,250)	(48,894)
Change in fair value of investment, related party	—	41,775	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	130,418	(52,151)	(39,757)
Accounts payable and accrued expenses	583,576	(273,350)	633,940
Deferred interest income	—	(43,200)	(43,200)

Net cash flows from operating activities	(5,075,082)	(2,891,504)	(13,608,664)

Cash flows from investing activities:
Purchase of equipment	(299,421)	(751,252)	(1,480,223)
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	(2,869)	(22,902)	(115,500)
Cash received in acquisition of SpineMedica Corp.	—	1,957,405	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	(227,901)	(227,901)
Payments from (advances to) related party	—	18,662	(2,008,522)

Net cash flows from investing activities	(302,290)	974,012	(1,974,741)

Cash flows from financing activities:
Payments on related party borrowing	—	(500,000)	—
Proceeds from Series A preferred stock	—	1,233,750	14,016,000
Proceeds from Series C preferred stock	—	1,380,000	3,855,000
Proceeds from sale of warrants and redeembable common stock	975,000	—	976,288
Proceeds from exercise of stock options	—	—	2,160
Offering costs paid in connection with Series A preferred stock offering	—	(755,152)	(918,806)

Net cash flows from financing activities	975,000	1,358,598	17,930,642

Net change in cash	(4,402,372)	(558,894)	2,347,237

Cash, beginning of period	6,749,609	10,456,707	—

Cash, end of period	$2,347,237	$9,897,813	$2,347,237

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD FROM
INCEPTION (NOVEMBER 22, 2006) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and six months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended March 31, 2008 and period from inception (November 22, 2006) through March 31, 2008 and 2007 included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on June 27, 2008, as amended on July 29, 2008 and September 30, 2008.

MiMedx, Inc. (“MiMedx”) was incorporated in Florida in 2006. MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) on January 29, 2008 with a publicly-traded Nevada Corporation, Alynx, Co. (“Alynx”), a public shell company, which was consummated on February 8, 2008. As a result of this transaction, MiMedx shareholders owned approximately 97% of the outstanding shares, of the surviving company, thus giving MiMedx substantial control.

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

Outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows:

	As of September 30,
	2008	2007
Common Stock equivalents:
Stock Options	4,149,375	4,051,250

Stock Warrants	672,751	699,331

Convertible Preferred Stock	0	18,420,198

	4,822,126	23,170,779

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through September 30, 2008 the Company experienced net losses of $24,760,484 (unaudited) and cash used in operations of $13,608,664 (unaudited). As of September 30, 2008, the Company had not emerged from the development stage and had only $2,347,000 of cash and cash equivalents on hand. We estimate that the cash and cash equivalents on hand will be sufficient to fund operations for at least 60 days from September 30, 2008, but in order to fund on-going operating cash requirements beyond that point, or to further accelerate and execute our business plan, we will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company is currently attempting to raise additional funds and such funds may not be available on favorable terms, or at all, particularly when considering the current worldwide financial and credit crises which has made it significantly more difficult to gain access to the capital markets. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive. Any of these events could adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

4.	Intangible assets and royalty agreements:

Intangible assets activity is summarized as follows:

				Intellectual
	License	License	License	Property
	(a)	(b)	(c)	(d)	Total

April 1, 2008	$881,466	$2,195,487	$2,596,000	$110,200	$5,783,153
Additions	—	—	—	—	—
Amortization	(49,800)	(148,008)	(129,800)	(5,800)	(333,408)

September 30, 2008	$831,666	$2,047,479	$2,466,200	$104,400	$5,449,745

a)
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

b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp.

c)
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

d)
During the year ended March 31, 2008, the Company issued 200,000 stock options valued at $116,000 for certain technologies relating to medical device designs for products used in hand surgery. The agreement also provides for royalty payments upon the sale of certain products. There are no amounts accrued for this obligation due to its contingent nature.

Expected future amortization of intangible assets is as follows:

Year ending September 30,
2009	$666,821
2010	666,821
2011	666,821
2012	666,821
2013	666,821
Thereafter	2,115,640

$5,449,745

5.	September 2008 Private Placement:

On September 25, 2008, the Company commenced a private placement of up to 13,333,333 units (at $3.00 per unit) wherein each unit consists of one share of common stock and a warrant to purchase one share of common stock for $3.50 over a five year term (the “Private Placement”). As of September 30, 2008, the Company had sold 487,500 units for total proceeds of $1,462,500. Of this amount, $487,500 is recorded in the form of a subscription receivable that was settled after September 30, 2008. There can be no assurances that the Company will be successful in placing any further units under the Private Placement.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the Private Placement; and, (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness; and, (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. In addition, the terms of the sale of common stock provide that the investor has an option, for a period of six months following the purchase, to exchange the common shares for other financial instruments (including those that may require classification outside of stockholders’ equity) that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, and the contingent redemption feature, the Company is required, pursuant to EITF D-98 Classification and Measurement of Redeemable Securities, to classify the common stock outside of stockholders’ equity as redeemable common stock. Further, given the nature of the contingent redemption provision, the standard requires the Company to initially record the redeemable common stock at its fair value, which was accomplished with a charge to retained earnings of $1,423,823. The Company will evaluate the redemption value of the redeemable common stock during the six month period that it is redeemable and may record additional accretion depending on facts and circumstances surrounding the status of the potential exchange. Upon expiration of the exchange period, the redeemable common stock will be reclassified to paid-in capital and par value, unless exchanged for other financial instruments. If the redeemable common stock is exchanged for other financial instruments, other accounting standards will be applied.

The warrants included in the unit offering are indexed to 487,500 shares of the Company’s common stock and were evaluated for purposes of their classification under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. These warrants are not subject to the Registration Rights Agreement referred to above, and they otherwise meet the conditions for equity classification provided in that standard. Accordingly, these warrants are recorded in stockholders’ equity. The Company is required to reevaluate that classification on each reporting date.

The total basis in the financing, consisting of cash and the subscription receivable, was allocated to the redeemable common stock and warrants based upon their relative fair values as provided in EITF D-98 and related standards. The fair value of the redeemable common stock represents the value of the number of shares at the trading market price. The warrants were valued using the Black-Scholes-Merton technique, and the Company estimated (i) the expected term as equal to the five-year warrant term, (ii) the volatility, based upon a reasonable peer group, at 75.33% and (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the expected term, or 3.09%. The following table illustrates the allocation:

	Fair	Relative Fair	Subscription
Financial Instrument	Values	Values	Receivable	Allocation
Redeemable Common Stock	$2,291,250	$867,427	$(289,142)	$578,285
Warrants	1,571,846	595,073	(198,358)	396,715

	$3,863,096	$1,462,500	$(487,500)	$975,000

6.	Stockholders’ equity:

Stock Options:

Activity with respect to the stock options is summarized as follows:

		Weighted-
		average Exercise	Intrinsic
	Shares	Prices	Value
Options outstanding at April 1, 2008	4,446,250	$2.20

Granted	50,000	5.38

Cancelled	(346,875)	1.68

Exercised	—

Options outstanding at September 30, 2008	4,149,375	2.28	$10,248,956

Options exercisable at September 30, 2008	2,538,958	1.88	$7,286,809

Following is a summary of stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
Range of		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 – 1.00	1,202,500	3.44	$.91	815,000	$.91
1.80 – 2.40	2,296,875	6.26	2.10	1,561,458	2.01
5.38 – 5.44	650,000	4.81	5.44	162,500	5.44

	4,149,375	5.21	2.28	2,538,958	1.88

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2008	2,300,626	.49

Granted	50,000	3.45

Cancelled	(130,625)	.36

Vested	(609,584)	.50

Unvested at September 30, 2008	1,610,417

Total unrecognized compensation expense at September 30, 2008 was approximately $1,475,000 and will be charged to expense through June, 2011.

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

The assumptions used in calculating the fair value of options using the Black-Scholes option-pricing model are set forth in the following table:

	Six Months Ended
	September 30, 2008	September 30, 2007

Dividend yield	0%	0%

Expected volatility	70.05%	45.53% to 57.04%

Risk free interest rates	3.11%	4.09% to 4.92%

Expected lives	6 years	2.75 to 5 years
The weighted-average grant date fair value for options granted during the six months ended September 30, 2008, and 2007, was approximately $3.45, and $.44, respectively.

Warrants:

A summary of our common stock warrant activity for the six months ended September 30, 2008 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2008	709,331	$1.41

Cashless exercise of warrants (417,594 shares of common stock issued)	(524,080)	(1.25)

Warrants issued in connection with private placement of common stock	487,500	3.50

Warrants outstanding at September 30, 2008	672,751	$3.05

Warrants outstanding at September 30, 2008 consist of the following:

Issued in connection with private placement discussed in Note 5	487,500

Assumed by the Company in connection with acquisition of SpineMedica Corp. in July, 2007 ($1.80 exercise price); expire October, 2009	175,251

Service provided by consultant in October, 2007 ($3.00 exercise price); expire October, 2012	10,000

Total warrants outstanding at September 30, 2008	672,751

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity.

7.	Income taxes:

The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.

8.	Related party transactions:

The Company incurred expenses of approximately $19,000 and $6,200 during the six months ended September 30, 2008 related to aircraft usage and the lease of office space, respectively, from entities owned by the Chairman of the Board. Amounts incurred for these types of expenses during the six months ended September 30, 2007 approximated $54,000 and $12,000, respectively.

9.	Contractual Commitments:

The table below sets forth our known contractual obligations as of September 30, 2008:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years
Consulting Agreements	$558,000	$358,000	$200,000	$—
Employment Agreements	1,990,000	1,394,000	596,000	—
Operating Lease Obligations	955,000	283,000	547,000	125,000

Total	$3,503,000	$2,035,000	$1,343,000	$125,000

In May 2008, the Company entered into agreements with a consultant/shareholder which require payments in the event the Company receives proceeds from the sale or disposition of certain intellectual property contributed by the consultant/shareholder. As of September 30, 2008 no commitments have been paid or accrued under these agreements due to their contingent nature.

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of September 30, 2008 which would trigger any liability under the agreement.

Registration rights:

Certain shareholders of the Company have registration rights covering 18,420,198 shares of the Company’s common stock pursuant to an agreement dated July 23, 2007. The rights will be effective nine months after the Company either closes an underwritten public offering or receives, in the aggregate, a minimum of $10,000,000 in cash from the sale or a series of related sales of the Company’s securities at a time when its equity securities are registered under Section 12 of the Exchange Act. As such, these are contingent rights subject to events within the Company’s control. When and if these events occur and the nine month period expires, the majority of the holders of the registration rights can demand that the Company use its best efforts to register such shares on up to two occasions but not more than once in any 12-month period, subject to certain restrictions. The holders of those shares also have certain piggyback registration rights. The various registration rights expire upon the earlier of the fifth anniversary from when the Company has its first underwritten public offering or the date when the holder of such shares is able to sell the registrable shares under Rule 144. Pursuant to a separate registration rights agreement, dated February 8, 2008, the holders of approximately 17,600 additional shares of the Company’s common stock have piggyback registration rights which are substantially the same as those granted in July 2007. The registration rights agreements do not require the Company to pay any consideration to holders if an SEC registration statement is not declared effective or maintained. Beginning February 9, 2009, most, if not all, of the shares subject to the registration rights agreements will be eligible for sale pursuant to Rule 144. Approximately 966,667 of the shares are held by persons who are affiliates. Affiliates will be subject to the condition that the Company be current in its filings before they may utilize Rule 144, and to Rule 144 volume limitations.

As discussed in Note 5, registration rights were also granted to shareholders in conjunction with the Private Placement.

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
All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related, but not limited to, our current liquidity crisis and need to raise additional funds to continue as a going concern, the current global economic slowdown and credit crisis, the overall industry environment, delays in the introduction of products, regulatory delays, the inability to reduce our overhead, and negative clinical results. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, in Part II, “Section 1A. Risk Factors,” below, as well as other reports that we file with the SEC.
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
On February 8, 2008, MiMedx Group, Inc. (then Alynx, Co.), MMX Acquisition Corp., a Florida corporation wholly-owned by Alynx, Co., and MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”), consummated the arrangement set forth in an Agreement and Plan of Merger between the parties (the “Merger”), whereby (i) MMX Acquisition Corp. merged with and into MiMedx; (ii) MiMedx became a wholly-owned subsidiary of the Company; and (iii) former MiMedx shareholders received approximately 97.25% of the post-merger company’s outstanding shares. On March 31, 2008, we merged into a Florida entity, thereby becoming MiMedx Group, Inc. and also effected a reverse stock split so that each former MiMedx shareholder owned the same number of shares in the Company as such shareholder held in MiMedx prior to the Merger.

Under U.S. generally accepted accounting principles (“GAAP”), MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx own a substantial majority of the issued and outstanding shares, and thus this reverse merger was accounted for as a capital transaction. As a result, the financial statements presented are the historical financial statements of MiMedx.
Overview
We are a development stage enterprise based in Destin, Florida. The Company has generated no operating revenue and has a history of losses since its inception in November 2006.
We currently operate in one business segment, musculoskeletal products, which includes the design, manufacture and marketing of four major market categories: soft-tissue reconstructive products, fixation devices, spinal products and joint reconstruction products including tendons and ligaments of the hand and upper and lower extremity joint markets, and procedure-specific instrumentation required to implant our reconstructive systems. Fixation devices may include internal, bone-to-bone fixation devices that do not address the spine. Spinal products may include artificial spinal discs to treat cervical pain and degeneration as well as lumbar indications, facet arthroplasty, intervertebral spacers, spinous process spacers, and other spinal systems and implants, as well as orthobiologics. Other product categories may include arthroscopy products, general surgical implants and instruments, operating room supplies and other surgical products and implants.
MiMedx’s core technology, under development at our laboratory facility located in Tampa, Florida, is a unique cross-linking process that utilizes nordihydroguaiaretic acid (“NDGA”), a naturally occurring compound. Initial bench testing shows that collagen cross-linked with NDGA produces a very strong, biocompatible, and durable material which could possibly be used to treat a number of orthopedic and general soft-tissue trauma and disease disorders. The technology is licensed to us and is embodied in two patents. It covers the polymerization chemistry of NDGA as applied to biological materials, bioprostheses, or devices created through its application. It covers chemistries and compounds that have the reactive groups that are responsible for the effectiveness of NDGA, including a variety of organically synthesized NDGA analogs and natural compounds. Multiple medical products could potentially be developed and patented that are all tied to the core patented technology.
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
SpineMedica, based in Marietta, Georgia, owns specific rights to a poly-vinyl alcohol (“PVA”) and water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue. We believe the intervertebral disc space and the normal mobility of the spine can be preserved using a biomimetic material like this specific hydrogel. This hydrogel, in a form called Salubria®, has been used in other medical device applications and we believe it has demonstrated biocompatibility and durability inside the human body. In the United States, the FDA has cleared the material for use next to nerves and in the European Union and Canada it has been cleared for use next to nerves and to replace worn-out and lesioned cartilage in the knee.

SpineMedica is currently developing three products: a vessel guard, a posterior interbody fusion device, and a cervical total disc replacement. Of these three products, SpineMedica anticipates the vessel guard will be first to market, and it is anticipated to be a 510(k) device with the FDA. The vessel guard is designed to reduce the risk of potential vessel damage during a spinal anterior revision surgery by providing a plane of dissection around the vasculature.
Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Research and Development Expenses
We incurred approximately $1,226,000 of research and development expenses during the three months ended September 30, 2008 compared to approximately $520,000 during the three months ended September 30, 2007. These costs consist primarily of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. Internal personnel costs approximated $563,000 for the three months ended September 30, 2008 compared to approximately $297,000 for the three months ended September 30, 2007. As of September 30, 2008 we employed 25 personnel devoted to research and development, compared to 13 personnel devoted to research and development at September 30, 2007. Fees paid to external consultants and service providers approximated $ 554,000 and $181,000 for the three months ended September 30, 2008 and 2007, respectively. Supplies and instruments used for research and development increased to approximately $109,000 for the three months ended September 30, 2008 compared to $42,000 for the three months ended September 30, 2007. Research and development costs have increased significantly as we have expanded our staff and advanced the research and development of our technologies. We anticipate continued investment in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
Acquired In-Process Research and Development Expenses
As part of our acquisition of SpineMedica Corp., a total of approximately $7,177,000 was allocated from the purchase price to acquired in-process research and development. This allocation of the purchase price relates to acquired research costs associated with two products that were still under development and had not yet yielded a completed finished product. This amount was recognized as an expense at the acquisition date in July 2007.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2008 approximated $2,376,000 compared to approximately $1,791,000 for the three months ended September 30, 2007. General and administrative expenses primarily consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment expenses, and facilities costs. During the three months ended September 30, 2008, salaries and benefits approximated $998,000 compared to approximately $608,000 for the three months ended September 30, 2007. As of September 30, 2008, we employed 17 personnel not related to research and development functions as compared to 15 as of September 30, 2007. Professional fees of approximately $714,000 were incurred during the three months ended September 30, 2008 as compared to approximately $745,000 during the three months ended September 30, 2007. These professional fees are primarily attributed to general counsel, merger and acquisition costs, costs incurred in filing patents, and accounting and reporting fees. Facilities costs consist primarily of leasing office and lab space in Tampa, Florida and Marietta, Georgia.
During the three months ended September 30, 2008, we recorded $106,000 in depreciation expense and $167,000 in amortization expense as compared to $39,000 in depreciation expense and $19,000 in amortization expense during the three months ended September 30, 2007. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the three months ended September 30, 2008 and 2007 approximated $182,000 and $146,000, respectively.
Other Income
We recorded net interest income of approximately $15,000 during the three months ended September 30, 2008 and approximately $219,000 during the three months ended September 30, 2007 as a result of our investment of the net proceeds of our prior private placements.
Results of Operations for the Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007
Research and Development Expenses
We incurred approximately $2,179,000 of research and development expenses during the six months ended September 30, 2008 compared to approximately $658,000 during the six months ended September 30, 2007. These costs consist primarily of fees paid to external consultants and service providers supporting our development efforts, internal personnel costs, and supplies and instruments used in our laboratories. Fees paid to external consultants and service providers approximated $986,000 and $309,000 for the six months ended September 30, 2008 and 2007, respectively. Internal personnel costs approximated $927,000 for the six months ended September 30, 2008 compared to approximately $287,000 for the six months ended September 30, 2007. As of September 30, 2008 we employed 25 personnel devoted to research and development, compared to 13 personnel devoted to research and development at September 30, 2007. Supplies and instruments used for research and development increased to approximately $266,000 for the six months ended September 30, 2008 compared to $62,000 for the six months ended September 30, 2007. Research and development costs have increased significantly as we have expanded our staff and advanced the research and development of our technologies. We anticipate continued increases in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
Acquired In-Process Research and Development Expenses
As part of our acquisition of SpineMedica Corp., a total of approximately $7,177,000 was allocated from the purchase price to acquired in-process research and development. This allocation of the purchase price relates to acquired research costs associated with two products that were still under development and had not yet yielded a completed finished product. This amount was recognized as an expense at the acquisition date in July 2007.
General and Administrative Expenses
General and administrative expenses for the six months ended September 30, 2008 approximated $4,612,000 compared to approximately $2,538,000 for the six months ended September 30, 2007. General and administrative expenses primarily consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment expenses, and facilities costs. During the six months ended September 30, 2008, salaries and benefits approximated $1,670,000 compared to approximately $1,048,000 for the six months ended September 30, 2007. As of September 30, 2008, we employed 17 personnel not related to research and development functions as compared to 15 as of September 30, 2007. Professional fees of approximately $1,242,000 were incurred during the six months ended September 30, 2008 as compared to approximately $897,000 during the six months ended September 30, 2007. These professional fees are primarily attributed to general counsel, merger and acquisition costs, costs incurred in filing patents, and accounting and reporting fees. Facilities costs consist primarily of leasing office and lab space in Tampa, Florida and in Marietta, Georgia.

During the six months ended September 30, 2008, we recorded approximately $203,000 in depreciation expense and $334,000 in amortization expense as compared to approximately $41,000 in depreciation expense and approximately $50,000 in amortization expense during the six months ended September 30, 2007. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the six months ended September 30, 2008 and 2007 approximated $412,000 and $200,000, respectively.
Other Income
We recorded net interest income of approximately $53,000 during the six months ended September 30, 2008 and approximately $423,000 during the six months ended September 30, 2007 as a result of our investment of the net proceeds of our prior private placements.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock.
We had approximately $2,347,000 of cash and cash equivalents on hand as of September 30, 2008 and approximately $1,525,000 as of the date of this filing.
We estimate that the cash and cash equivalents on hand will be sufficient to fund operations for at least 60 days from September 30, 2008, but in order to fund on-going operating cash requirements beyond that point and continue as a going concern, we will need to raise significant additional funds.
We are currently attempting to raise funds through private placements of our common stock to accredited investors or through debt financings, but there can be no assurance that funds will be available, or that the price or terms we can obtain will be acceptable. Management has taken steps to deal with the current liquidity crisis, including the deferral of payment related to approximately $500,000 of accrued legal fees, the deferral of salaries for the four executives of MiMedx Group, Inc. beginning in October of 2008, and the undertaking of an intense search for additional capital. Furthermore, management is the process of identifying and implementing additional plans for reducing overhead and deferring cash outflows.
Our working capital requirements, and the adequacy of additional funds, will depend upon numerous factors, including the risk factors described under Part II, “Item 1A Risk Factors,” the progress of our research and development programs, pre-clinical testing, clinical trials, timing and cost of seeking as well as achievement of regulatory milestones, and the ability to sell or license our technologies in the marketplace. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives.
We expect to incur losses from operations for the foreseeable future, assuming we are able to obtain additional funds and continue as a going concern.

Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of September 30, 2008 is provided in Note 9 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended March 31, 2008. During the first six months of fiscal 2009, there were no material changes to the accounting policies and assumptions previously disclosed.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of September 30, 2008, there were no material changes in the our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as amended, other than the risk factors mentioned below. The risk factors disclosed in our Annual Report on Form 10-K, as amended, could materially affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, results of operations and financial condition.

Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of the date of this filing, we had approximately $1.5 million of cash or cash equivalents on hand and current liabilities of approximately $1.1 million. If we fail to obtain additional capital in the near future, we will have to curtail or terminate our planned business operations, in which case you will lose all or part of your investment. There is substantial doubt we can continue as a going concern given our current financial condition.
The recent disruptions in the overall economy and the credit and financial markets may adversely impact our ability to raise necessary additional capital.
Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited or nonexistent because of these or other factors, and we require additional capital in the near future in order to continue operations.

Item 6. Exhibits.

Exhibit
Number		Reference	Description

10.68	*	(1)	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan

10.69	*	(1)	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan

10.70	*	(2)	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)

31.1		#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed September 4, 2008.

(2)	Incorporated by reference to Exhibit 10.4 to Form S-8 filed August 29, 2008.

#	Filed or furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIMEDX GROUP, INC.
Date: November 14, 2008

	By:	/s/ John C. Thomas, Jr.
John C. Thomas, Jr., Chief Financial Officer
(Principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number		Reference	Description

10.68	*	(1)	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan

10.69	*	(1)	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan

10.70	*	(2)	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)

31.1		#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Form 8-K filed September 4, 2008.

(2)	Incorporated by reference to Exhibit 10.4 to Form S-8 filed August 29, 2008.

#	Filed or furnished herewith.

*	Indicates a management contract or compensatory plan or arrangement.