Form 10-Q
period 2008-12-31
MIMEDX GROUP, INC.
filed 2009-02-23
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 13, 2009, there were 38,037,128 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	March, 31
	(unaudited)	2008
ASSETS

Current assets:
Cash and cash equivalents	$864,768	$6,749,609
Prepaid expenses and other current assets	8,321	189,253

Total current assets	873,089	6,938,862

Property and equipment, net of accumulated depreciation of $504,782 (December) and $191,588 (March)	1,470,489	1,452,436

Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $823,960 (December) and $323,848 (March)	5,283,041	5,783,153
Deposits	149,302	146,433

Total assets	$8,633,518	$15,178,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,190,689	$948,478

Total current liabilities	$1,190,689	$948,478

Common stock with registration rights, 210,000 shares issued and outstanding	945,000

Redeemable common stock, 487,500 shares issued and outstanding	2,291,250	—

Commitments and contingencies (Notes 4 and 9)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (December and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 37,339,628 (December) and 36,864,534 (March) shares issued and outstanding	37,340	36,864
Additional paid-in capital	33,409,193	32,226,983
Deficit accumulated during the development stage	(29,239,954)	(18,033,844)

Total stockholders’ equity	4,206,579	14,230,003

Total liabilities and stockholders’ equity	$8,633,518	$15,178,481

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended		Nine Months Ended		(November 22, 2006)
	December 31,		December 31,		through
	2008	2007	2008	2007	December 31, 2008

Research and development expenses	$886,270	$563,094	$3,065,625	$1,221,101	$5,192,524
Acquired in-process research and development	—		—	7,177,000	7,177,000
General and administrative expenses	1,428,488	2,169,538	6,040,519	4,707,419	15,270,550

Loss from operations	(2,314,758)	(2,732,632)	(9,106,144)	(13,105,520)	(27,640,074)

Other income (expense), net	5,703	(167)	58,857	381,501	570,535

Loss before income taxes	(2,309,055)	(2,732,799)	(9,047,287)	(12,724,019)	(27,069,539)
Income taxes	—	—	—	—	—

Net loss	(2,309,055)	(2,732,799)	(9,047,287)	(12,724,019)	(27,069,539)

Accretion of redeemable common stock and common stock with registration rights to fair value	(735,000)	—	(2,158,823)	—	(2,158,823)

Loss attributable to common shareholders	$(3,044,055)	$(2,732,799)	$(11,206,110)	$(12,724,019)	$(29,228,362)

Net loss per common share
Basic and diluted	$(0.08)	$(0.16)	$(0.30)	$(0.81)

Shares used in computing net loss per common share
Basic and diluted	37,833,267	16,912,317	37,464,301	15,693,161

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH DECEMBER 31, 2008

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total
Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—					—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	(18,033,844)	14,230,003
Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	488,695	—	—	—	488,695
Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	98,912	—	—	—	98,912
Cashless exercise of stock warrants (unaudited)	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—
Sale of warrants in connection with private placement of redeemable common stock (unaudited)									595,073	—			595,073
Exercise of stock options (unaudited)							57,500	58	(52)				6
Accretion of redeemable common stock and common stock with registration rights to fair value (unaudited)												(2,158,823)	(2,158,823)
Net loss for the period (unaudited)												(9,047,287)	(9,047,287)

Balances, December 31, 2008 (unaudited)	—	$—	—	$—	—	$—	37,339,628	$37,340	$33,409,193	$—	$—	$(29,239,954)	$4,206,579

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Nine Months Ended		(November 22, 2006)
	December 31,		through
	2008	2007	December 31, 2008
Cash flows from operating activities:
Net loss	$(9,047,287)	$(12,724,019)	$(27,069,539)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Acquired in-process research and development	—	7,177,000	7,177,000
Depreciation	313,193	111,614	505,348
Amortization of intangible assets	500,112	176,457	823,959
Employee share-based compensation expense	488,695	—	1,151,887
Other share-based compensation expense	98,912	420,252	275,139
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	(41,250)	(48,894)
Change in fair value of investment, related party	—	41,775	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	180,932	(13,064)	10,757
Accounts payable and accrued expenses	242,211	(197,942)	292,575
Deferred interest income	—	(43,200)	(43,200)

Net cash flows from operating activities	(7,223,232)	(5,092,377)	(15,756,814)

Cash flows from investing activities:
Purchase of equipment	(331,246)	(1,150,716)	(1,512,048)
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	(2,869)	29,200	(115,500)
Cash received in acquisition of SpineMedica Corp.	—	1,957,405	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	(227,901)	(227,901)
Payments from (advances to) related party	—	29,414	(2,008,522)

Net cash flows from investing activities	(334,115)	637,402	(2,006,566)

Cash flows from financing activities:
Payments on related party borrowing	—	(500,000)	—
Proceeds from Series A preferred stock	—	1,233,750	14,016,000
Proceeds from Series C preferred stock	—	3,855,000	3,855,000
Proceeds from sale of redeemable common stock and warrants and common stock with registration rights	1,672,500	—	1,672,500
Proceeds from sale of common stock and exercise of stock options	6	2,160	3,454
Offering costs paid in connection with Series A preferred stock offering	—	(755,152)	(918,806)

Net cash flows from financing activities	1,672,506	3,835,758	18,628,148

Net change in cash	(5,884,841)	(619,217)	864,768

Cash, beginning of period	6,749,609	10,456,707	—

Cash, end of period	$864,768	$9,837,490	$864,768

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM
INCEPTION (NOVEMBER 22, 2006) THROUGH DECEMBER 31, 2008
(UNAUDITED)
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended March 31, 2008 and period from inception (November 22, 2006) through March 31, 2008 and 2007 included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on June 27, 2008, as amended on July 29, 2008 and September 30, 2008.

MiMedx, Inc. (“MiMedx”) was incorporated in Florida in 2006. MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) on January 29, 2008 with a publicly-traded Nevada Corporation, Alynx, Co. (“Alynx”), a public shell company, which was consummated on February 8, 2008. As a result of this transaction, MiMedx shareholders owned approximately 97% of the outstanding shares of the surviving company, thus giving MiMedx substantial control.

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

Outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows:

	As of December 31,
	2008	2007
Common Stock equivalents:
Stock Options	4,076,250	4,451,250

Stock Warrants	672,751	6,631,729

Convertible Preferred Stock	—	18,420,198

	4,749,001	29,503,177

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

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3") was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in Statement of Financial Accounting Standards No. 133 (“SFAS 133”) Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in SFAS 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that requires us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. With regard to the Company’s outstanding financial instruments, management does not expect the adoption of this standard to have a significant effect on the Company’s financial statements.

3.	Liquidity and management’s plans:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through December 31, 2008 the Company experienced net losses of $27,069,539 (unaudited) and cash used in operations of $15,756,814 (unaudited). As of December 31, 2008, the Company had not emerged from the development stage and had only approximately $865,000 of cash and cash equivalents on hand. On February 20 and 23, 2009, the Company entered into Stock Subscription and Purchase Agreements with certain accredited investors pursuant to which such investors purchased 500,000 shares of the Company’s Common Stock at a price of $1.00 per share, and received registration rights covering the purchased shares of Common Stock. The Company estimates the total proceeds to be received of $500,000 will be sufficient to fund operations through March 31, 2009. Should these proceeds not ultimately be received, the Company only has sufficient funds to operate through approximately the end of February 2009. In order to fund on-going operating cash requirements beyond that point (February or March 2009), or to further accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company is currently attempting to raise additional funds and such funds may not be available on favorable terms, or at all, particularly when considering the current worldwide financial and credit crises which has made it significantly more difficult to gain access to the capital markets. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

4.	Intangible assets and royalty agreements:

Intangible assets activity is summarized as follows:

	License	License	License	Intellectual
	(a)	(b)	(c)	Property(d)	Total

April 1, 2008	$881,466	$2,195,487	$2,596,000	$110,200	$5,783,153
Additions	—	—	—	—	—
Amortization	(74,700)	(222,012)	(194,700)	(8,700)	(500,112)

December 31, 2008	$806,766	$1,973,475	$2,401,300	$101,500	$5,283,041

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

Expected future amortization of intangible assets is as follows:

Year ending December 31,
2009	$666,821
2010	666,821
2011	666,821
2012	666,821
2013	666,821
Thereafter	1,948,936

$5,283,041

5.	Common Stock Placements

September 2008 Private Placement

On September 25, 2008, the Company commenced a private placement of up to 13,333,333 units (at $3.00 per unit) wherein each unit consists of one share of common stock and a warrant to purchase one share of common stock for $3.50 over a five year term (the “September 2008 Private Placement”). As of December 31, 2008, the Company had sold 487,500 units for total proceeds of $1,462,500.

In connection with the September 2008 Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the September 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. In addition, the terms of the sale of common stock provide that the investor has an option, for a period of six months following the purchase, to exchange the common shares for other financial instruments (including those that may require classification outside of stockholders’ equity) that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As of December 31, 2008 the investors had not exercised this option. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, and the contingent redemption feature, the Company is required, pursuant to EITF D-98 Classification and Measurement of Redeemable Securities, to classify the common stock outside of stockholders’ equity as redeemable common stock. Further, given the nature of the contingent redemption provision and the registration rights requirement, the standard requires the Company to initially record the redeemable common stock at its fair value, which was accomplished with a charge to retained earnings of $1,423,823.

Upon expiration of the exchange period and the filing of the registration statement, the redeemable common stock will be reclassified to paid-in capital and par value, unless exchanged for other financial instruments. If the redeemable common stock is exchanged for other financial instruments, other accounting standards will be applied.

The warrants included in the unit offering are indexed to 487,500 shares of the Company’s common stock and were evaluated for purposes of their classification under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. These warrants are not subject to the Registration Rights Agreement referred to above, and they otherwise meet the conditions for equity classification provided in that standard. Accordingly, these warrants are recorded in stockholders’ equity. The Company is required to reevaluate that classification on each reporting date. As of December 31, there has been no change to the warrants initial classification.

The total basis in the financing was allocated to the redeemable common stock and warrants based upon their relative fair values as provided in EITF D-98 and related standards. The fair value of the redeemable common stock represents the value of the number of shares at the trading market price. The warrants were valued using the Black-Scholes-Merton technique, and the Company estimated (i) the expected term as equal to the five-year warrant term, (ii) the volatility, based upon a reasonable peer group, at 75.33% and (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the expected term, or 3.09%. The following table illustrates the allocation:

	Fair	Relative Fair
Financial Instrument	Values	Values
Redeemable Common Stock	$2,291,250	$867,427
Warrants	1,571,846	595,073

	$3,863,096	$1,462,500

November 2008 Private Placement

On November 21, 2008, the Company commenced a private placement of up to 30,000,000 shares of common stock at $1.00 per share (the “November 2008 Private Placement”). As of December 31, 2008, the Company had sold 210,000 shares for total proceeds of $210,000.

In connection with the November 2008 Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the November 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness of the registration statement; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, the Company will initially record the stock at its fair value, which was accomplished with a charge to retained earnings of $735,000. Upon the filing of the required registration statement, the redeemable common stock will be reclassified to paid-in capital and par value.

6.	Stock Options and Warrants:

Stock Options:

Activity with respect to the stock options is summarized as follows:

		Weighted-
		average Exercise	Intrinsic
	Shares	Price	Value
Options outstanding at April 1, 2008	4,446,250	$2.20

Granted	50,000	5.38

Cancelled	(362,500)	1.69

Exercised	(57,500)	.0001

Options outstanding at December 31, 2008	4,076,250	2.31	$8,519,362

Options exercisable at December 31, 2008	2,620,833	1.93	$6,473,458

Following is a summary of stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
Range of		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 – 1.00	1,145,000	3.19	$.96	773,750	$.96
1.80 – 2.40	2,281,250	6.01	2.11	1,684,583	2.03
5.38 – 5.44	650,000	4.56	5.44	162,500	5.44

	4,076,250	5.04	2.31	2,620,833	1.93

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2008	2,300,626	.49

Granted	50,000	3.45

Cancelled	(130,625)	.36

Vested	(764,584)	.51

Unvested at December 31, 2008	1,455,417

Total unrecognized compensation expense associated with issued stock options at December 31, 2008 was approximately $1,200,000 and will be charged to expense through June, 2011.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The expected term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The term for non-employee options is generally based upon the contractual term of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.

The assumptions used in calculating the fair value of options using the Black-Scholes option-pricing model are set forth in the following table:

	Nine Months Ended
	December 31, 2008	December 31, 2007

Dividend yield	0%	0%

Expected volatility	70.05%	45.53% to 62.35%

Risk free interest rates	3.11%	4.09% to 4.92%

Expected lives	6 years	2.75 to 5 years
The weighted-average grant date fair value for options granted during the nine months ended December 31, 2008, and 2007, was approximately $3.45, and $.44, respectively.

Warrants:

A summary of our common stock warrant activity for the nine months ended December 31, 2008 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2008	709,331	$1.41

Cashless exercise of warrants (417,594 shares of common stock issued)	(524,080)	(1.25)

Warrants issued in connection with private placement of common stock (Note 5)	487,500	3.50

Warrants outstanding at December 31, 2008	672,751	$3.05

Warrants outstanding at December 31, 2008 consist of the following:

Issued in connection with private placement discussed in Note 5	487,500

Assumed by the Company in connection with acquisition of SpineMedica Corp. in July, 2007 ($1.80 exercise price); expire October, 2009	175,251

Service provided by consultant in October, 2007 ($3.00 exercise price); expire October, 2012	10,000

Total warrants outstanding at December 31, 2008	672,751

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of December 31, 2008.

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

The Company incurred expenses of approximately $43,000 and $19,000 during the nine months ended December 31, 2008 related to aircraft usage and the lease of office space, respectively, from entities owned by the Chairman of the Board. Amounts incurred for these types of expenses during the nine months ended December 31, 2007 approximated $78,000 and $18,000, respectively.

9.	Contractual Commitments:

The table below sets forth our known contractual obligations as of December 31, 2008:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years
Consulting Agreements	$457,000	$326,000	$131,000	$—
Employment Agreements	1,732,000	1,411,000	321,000	—
Operating Lease Obligations	882,000	281,000	511,000	90,000

Total	$3,071,000	$2,018,000	$963,000	$90,000

In May 2008, the Company entered into agreements with a consultant/shareholder which require payments in the event the Company receives proceeds from the sale or disposition of certain intellectual property contributed by the consultant/shareholder. As of December 31, 2008 no commitments have been paid or accrued under these agreements due to their contingent nature.

The Company’s directors and officers are indemnified against costs and expenses related to stockholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. No events have occurred as of December 31, 2008 which would trigger any liability under the agreement.

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

As discussed in Note 5, registration rights were also granted to shareholders in conjunction with the September 2008 and November 2008 Private Placements.

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
We have developed a number of early stage products utilizing these technologies. MiMedx’s efforts presently focus on development of the products identified and manufacturing processes for those products. We are using linear arrays and braided constructs for tendon repair in the first products that will enter clinical development. We are planning to initiate biocompatibility trials in the second quarter of calendar year 2009, assuming we are successful in obtaining sufficient capital.

SpineMedica, based in Marietta, Georgia, owns specific rights to a poly-vinyl alcohol (“PVA”) and water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue. We believe the intervertebral disc space and the normal mobility of the spine can be preserved using a biomimetic material like this specific hydrogel. This proprietary hydrogel has been used in other medical device applications and we believe it has demonstrated biocompatibility and durability inside the human body. In the United States, the FDA has cleared the material for use next to nerves and in the European Union and Canada it has been cleared for use next to nerves and to replace worn-out and lesioned cartilage in the knee.
SpineMedica is currently developing three products: a vessel guard, a posterior interbody fusion device, and a cervical total disc replacement. The vessel guard, anticipated to be a 510(k) device with the FDA, is designed to reduce the risk of potential vessel damage during a spinal anterior revision surgery by providing a plane of dissection around the vasculature. Of these three products under development, SpineMedica anticipates the vessel guard will be first to market. SpineMedica submitted a 510(k) application to the FDA in December 2008, and expects a response from the FDA regarding the application during the first quarter of calendar year 2009. Submission of the application is no guarantee of a successful clearance of the product.
Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007
Research and Development Expenses
We incurred approximately $886,000 of research and development expenses during the three months ended December 31, 2008 compared to approximately $563,000 during the three months ended December 31, 2007. These costs consist primarily of fees paid to external consultants and service providers supporting our development efforts, internal personnel costs, and supplies and instruments used in our laboratories. Fees paid to external consultants and service providers approximated $481,000 and $212,000 for the three months ended December 31, 2008 and 2007, respectively. Internal personnel costs approximated $281,000 for the three months ended December 31, 2008 compared to approximately $311,000 for the three months ended December 31, 2007. During the three months ended December 31, 2008 we reversed $109,000 of accruals for anticipated bonuses which were established in previous quarters that are not now expected to be paid. Excluding this adjustment, personnel costs increased approximately $79,000 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Supplies and instruments used for research and development increased to approximately $124,000 for the three months ended December 31, 2008 compared to $40,000 for the three months ended December 31, 2007. Research and development costs have increased significantly as we expanded our staff and advanced the research and development of our technologies. We anticipate, if successful in obtaining additional working capital as discussed in liquidity and capital resources, continued investment in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
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
General and Administrative Expenses
General and administrative expenses for the three months ended December 31, 2008 approximated $1,429,000 compared to approximately $2,170,000 for the three months ended December 31, 2007. General and administrative expenses primarily consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment expenses, and facilities costs. Salaries and benefits approximated $488,000 for the three months ended December 31, 2008 as compared to approximately $502,000 for the three months ended December 31, 2007. During the three months ended December 31, 2008 we reversed $206,000 of accruals for anticipated bonuses which were established in previous quarters that are not now expected to be paid. Excluding this adjustment, personnel costs have increased $192,000 during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Professional fees of approximately $201,000 were incurred during the three months ended December 31, 2008 as compared to approximately $748,000 during the three months ended December 31, 2007. These professional fees are primarily attributed to general counsel, merger and acquisition costs, costs incurred in filing patents, and accounting and reporting fees. Facilities costs consist primarily of leasing office and lab space in Tampa, Florida and Marietta, Georgia.

During the three months ended December 31, 2008, we recorded $110,000 in depreciation expense and $167,000 in amortization expense as compared to $71,000 in depreciation expense and $126,000 in amortization expense during the three months ended December 31, 2007. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the three months ended December 31, 2008 and 2007 approximated $176,000 and $238,000, respectively, and is included in general and administrative expenses.
Results of Operations for the Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007
Research and Development Expenses
We incurred approximately $3,066,000 of research and development expenses during the nine months ended December 31, 2008 compared to approximately $1,221,000 during the nine months ended December 31, 2007. These costs consist primarily of fees paid to external consultants and service providers supporting our development efforts, internal personnel costs, and supplies and instruments used in our laboratories. Fees paid to external consultants and service providers approximated $1,467,000 and $521,000 for the nine months ended December 31, 2008 and 2007, respectively. Internal personnel costs approximated $1,208,000 for the nine months ended December 31, 2008 compared to approximately $598,000 for the nine months ended December 31, 2007. As of December 31, 2008 we employed 26 personnel devoted to research and development, compared to 15 personnel devoted to research and development at December 31, 2007. Supplies and instruments used for research and development increased to approximately $391,000 for the nine months ended December 31, 2008 compared to $102,000 for the nine months ended December 31, 2007. Research and development costs have increased significantly as we have expanded our staff and advanced the research and development of our technologies. We anticipate continued increases in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
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

General and Administrative Expenses
General and administrative expenses for the nine months ended December 31, 2008 approximated $6,041,000 compared to approximately $4,707,000 for the nine months ended December 31, 2007. General and administrative expenses primarily consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment expenses, and facilities costs. During the nine months ended December 31, 2008, salaries and benefits approximated $2,182,000 compared to approximately $1,550,000 for the nine months ended December 31, 2007. As of December 31, 2008, we employed 17 personnel not related to research and development functions as compared to 15 as of December 31, 2007. Professional fees of approximately $1,443,000 were incurred during the nine months ended December 31, 2008 as compared to approximately $1,645,000 during the nine months ended December 31, 2007. These professional fees are primarily attributed to general counsel, merger and acquisition costs, costs incurred in filing patents, and accounting and reporting fees. Facilities costs consist primarily of leasing office and lab space in Tampa, Florida and in Marietta, Georgia.
During the nine months ended December 31, 2008, we recorded approximately $313,000 in depreciation expense and $500,000 in amortization expense as compared to approximately $112,000 in depreciation expense and approximately $176,000 in amortization expense during the nine months ended December 31, 2007. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the nine months ended December 31, 2008 and 2007 approximated $588,000 and $420,000, respectively, and is included in general and administrative expenses.
Other Income
We recorded net interest income of approximately $59,000 during the nine months ended December 31, 2008 and approximately $382,000 during the nine months ended December 31, 2007 primarily as a result of our investment of the net proceeds of our prior private placements.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock.
We had approximately $865,000 of cash and cash equivalents on hand as of December 31, 2008. On February 20 and 23, 2009, we entered into Stock Subscription and Purchase Agreements with certain accredited investors pursuant to which such investors purchased 500,000 shares of our Common Stock at a price of $1.00 per share and received registration rights covering the purchased shares of Common Stock. We estimate the total proceeds to be received of $500,000 along with our current cash balances, will be sufficient to fund operations through approximately March 31, 2009. Should these proceeds not ultimately be received, we have sufficient funds to operate through approximately the end of February 2009. In order to fund on-going operations beyond that point (February or March 2009), we will need to raise significant additional funds.
We are currently attempting to raise additional funds through private placements of our common stock to accredited investors or through debt financings, but there can be no assurance that funds will be available, or that the price or terms we can obtain will be acceptable. Management has taken steps to deal with the current liquidity crisis, including the deferral of payment related to approximately $540,000 of accrued legal fees, the deferral of salaries for the four executives of MiMedx Group, Inc. beginning in October of 2008, the deferral of directors fees, and the undertaking of an intense search for additional capital. Furthermore, management is the process of identifying and implementing additional plans for reducing overhead and deferring cash outflows.

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
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of December 31, 2008 is provided in Note 9 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended March 31, 2008. During the first nine months of fiscal 2009, there were no material changes to the accounting policies and assumptions previously disclosed.
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
In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3") was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact, if any, of this accounting standard on its financial statements.
In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in Statement of Financial Accounting Standards No. 133 (“SFAS 133”) Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in SFAS 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that requires us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. The Company is currently evaluating how this will affect its fiscal year 2010 financial statements.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of December 31, 2008, there were no material changes in the our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as amended, other than the risk factors mentioned below. The risk factors disclosed in our Annual Report on Form 10-K, as amended, could materially affect our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may, in the future, materially adversely affect our business, results of operations and financial condition.
Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of December 31, 2008, we had approximately $865,000 of cash or cash equivalents on hand. On February 20 and 23, 2009, we entered into Stock Subscription and Purchase Agreements with certain accredited investors pursuant to which such investors purchased 500,000 shares of our Common Stock at a price of $1.00 per share. We estimate the total proceeds to be received of $500,000 will be sufficient to fund operations through March 31, 2009. Should these proceeds not ultimately be received, we have sufficient funds to operate through approximately the end of February 2009. If we fail to obtain additional capital in the immediate future, we will have to terminate our planned business operations, in which case you will lose all or part of your investment. There is substantial doubt we can continue as a going concern given our current financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 25, 2008, we entered into Stock Subscription and Purchase Agreements with certain accredited investors pursuant to which such investors purchased 487,500 units for $3.00 per unit, for aggregate proceeds of $1,423,823. Each unit consisted of a share of our Common Stock and a warrant with a five-year term to purchase a share of our Common Stock for $3.50. In addition, the terms of the sale provide that the investors have an option, for a period of six months following the purchase, to exchange their investment for other financial instruments that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As of December 31, 2008, the investors had not exercised this option. A Registration Rights Agreement was also entered into with each investor and relates solely to the common stock purchased in each unit. The Registration Rights Agreement requires us to file a registration statement covering the resale of the shares within 90 days from the completion and termination of the private placement of the Company’s common stock under the Stock Subscription and Purchase Agreements (or March 25, 2009). The warrants do not contain registration rights.

The Common Stock and warrants were offered and sold solely to accredited investors in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.
On December 16, 2008, we entered into Stock Subscription and Purchase Agreements with certain accredited investors pursuant to which such investors purchased 210,000 shares of our Common Stock at a price of $1.00 per share, for aggregate proceeds of $210,000, and received registration rights covering the purchased shares of Common Stock. The registration rights require us to file a registration statement covering the resale of the shares within 90 days from the closing of the offering (which must end no later than February 6, 2009).
The Common Stock was offered and sold solely to accredited investors in reliance on the exemption from registration afforded by Rule 506 D promulgated under the Securities Act of 1933, as amended.
We continue to use the proceeds from sales of our equity securities to further develop our technologies and products as well as for working capital and general corporate purposes.
Item 3. Defaults Under Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 6. Exhibits.

Exhibit
Number	Reference	Description

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIMEDX GROUP, INC.
Date February 23, 2009	By:	/s/ John C. Thomas, Jr.
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