Form 10-K
period 2009-03-31
MIMEDX GROUP, INC.
filed 2009-06-15
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229,405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on September 30, 2008, based upon the last sale price of the shares as reported on the OTC Bulletin Board on such date, was approximately $179,000,000.
There were 41,734,628 shares of Common Stock outstanding as of June 10, 2009.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2009 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Background of MiMedx Group, Inc.
MiMedx Group, Inc. was originally formed as a Utah corporation on July 30, 1985, under the name Leibra, Inc. We later changed domicile, through a merger, to Nevada, and subsequently changed our name to Alynx, Co. We had several additional name changes in connection with various business acquisitions, all of which were discontinued or rescinded. We were an inactive shell corporation for 10 years or more, seeking to acquire an interest in a business with long-term growth potential. On March 6, 2007, Alynx, Co. filed a registration statement with the SEC on Form 10-SB to register its common stock under the Securities Exchange Act of 1934.
In a merger consummated on February 8, 2008, Alynx, Co. acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”). MiMedx’s assets included three development units focused on the development of medical devices based on their respective patented and proprietary technologies. MiMedx’s primary development unit was focused on the development of products for the repair of soft tissue, such as tendons, ligaments and cartilage, using a collagen fiber-based platform predicated on certain cross linking technology, which was licensed from Shriners Hospital for Children and University of South Florida Research Foundation in January 2007. The assets of MiMedx also included 100% of the membership interests in SpineMedica, LLC (“SpineMedica”), a development-stage company focused on Orthopedic-Spine biomaterial technologies using a poly-vinyl alcohol (“PVA”) based hydrogel that its predecessor, SpineMedica Corp., licensed from SaluMedica, LLC for applications related to the spine in August 2005, and for applications related to the hand (excluding the wrist) and rotator cuff in August 2007. Additionally, MiMedx’s assets included certain intellectual property related to implants for use in fracture fixation in the upper extremities that had been contributed to, or developed on behalf of, MiMedx pursuant to a consulting agreement it had entered into in September 2007, with Thomas J. Graham, M.D., a leading hand surgeon.
On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc, a Florida corporation and wholly-owned subsidiary that had been formed for purposes of the merger. MiMedx Group, Inc. was the surviving corporation in the merger. Also on March 31, 2008, MiMedx entered into a license with SaluMedica, LLC, for the PVA-based hydrogel biomaterial for applications as a surgical sheet outside of the spine.
As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation (formerly Alynx, Co.), and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

To assist the Company in transitioning from a development stage company to an operating company, effective February 24, 2009, the Company’s Board of Directors appointed Parker H. “Pete” Petit to serve as the Company’s Chairman of the Board, President and Chief Executive Officer. Mr. Petit has 28 years’ experience in the healthcare products and services markets, and a track record of having successfully nurtured several companies from the development stage to industry leadership.
On April 20, 2009, we received clearance from the U.S. Food and Drug Administration (the “FDA”) to market our Paradís Vaso Shield™ device, indicated for use as a cover for vessels following anterior vertebral surgery.
Our Strategy
Our initial business strategy was to identify and acquire innovative new medical products and technologies, focused initially on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We have organized an advisory panel of leading physicians to provide insight in our primary fields of interest for new products and technology as well as guidance and advice with ongoing product development programs. Our plan now is to utilize our experienced management team to commercialize these medical technologies by advancing them through the proper regulatory approval processes, developing or arranging for reliable and cost-effective manufacturing, and either selling or licensing the product lines to others or marketing and selling the products ourselves. Under the direction of our new leadership, our focus is on the near-term opportunities for each of our product groups.
Overview
Our business is the business conducted by our three divisions, MiMedx, SpineMedica and Level Orthopedics. We currently operate in one business segment, musculoskeletal products, which will include the design, manufacture and marketing of products for three major market categories: Orthopedic- Sports Medicine, with soft-tissue reconstructive products aimed at repairing tendons and ligaments, Orthopedics-Spine, including products such as our Paradís Vaso Shield™, which is indicated for use as a cover for vessels following anterior vertebral surgery, and Orthopedic-Extremities, with implants for fracture fixation in the upper extremities (hand, wrist, elbow and shoulder).
During our most recently completed fiscal year ended March 31, 2009 the Company made progress resulting in a number of achievements, including:
•	MiMedx finalized the design and concluded initial testing on its first NDGA cross-linked collagen product, the “BioBraid” designed for tendon and ligament augmentation and repair.
•	MiMedx successfully completed the build-out of its manufacturing facility, designed to permit MiMedx to operate in accordance with Good Manufacturing Practices (GMP) guidelines, which is an integral step for seeking FDA clearance and/or approval and CE Mark certification. This facility is now able to continuously spool NDGA cross-linked collagen fibers, which is a significant step toward commercialization of the fibers.
•	SpineMedica completed the development of its “Paradís Vaso Shield™” surgical sheet product, culminating in a submission to the FDA for 510(k) marketing clearance, which we received on April 20, 2009.
MiMedx Products
MiMedx’s core technology combines an innovative means of wet spinning fibers from soluble collagen and a unique cross-linking process that utilizes nordihydroguaiaretic acid (“NDGA”), a naturally occurring plant compound. Initial laboratory and animal testing shows that collagen cross-linked with NDGA produces a very strong, biocompatible, and durable fiber that can be woven or braided into surgical meshes that can be used to treat a number of orthopedic soft-tissue trauma and disease disorders. Furthermore, tests have shown NDGA biocompatibilizes certain materials that may otherwise create a foreign body response. NDGA is a biological compound, and therefore biomaterials cross-linked with NDGA are composed entirely of biological components.

Embodiments and benefits of products that we believe, based on preliminary studies, could be developed using this licensed technology are:
•	Initial tests of fibers cross-linked with NDGA appear to demonstrate they are stronger than existing collagenous tissue, including healthy tendons and ligaments. These fibers form the fundamental unit from which a variety of devices could be configured as follows:
•	Linear and braided arrays for tendon and ligament repair

•	Cross-helical arrays forming tubular structures

•	Woven meshes for general surgical use;
•	NDGA-treated biomaterials have been tested and results preliminarily suggest that the materials are biocompatible and biodegradable;
•	Biocompatibilization (making a material biocompatible that may otherwise not be) of in-dwelling medical devices by coating with NDGA polymerized collagen;
•	NDGA treatment of xenograft (animal in origin) and allograft (human in origin) materials could make them more biocompatible and possibly improve functional lifetime; and
•	NDGA-treated collagen-based biorivets have the potential to be used for bone fracture fixation.
Our core collagen technology is licensed to us and is embodied in two patents. It covers the polymerization chemistry of NDGA as applied to biological materials, bioprostheses, or devices created through its application. It covers chemistries and compounds that have the reactive groups that are responsible for the effectiveness of NDGA, including a variety of organically synthesized NDGA analogs and natural compounds. Multiple medical products could potentially be developed and patented that are all tied to the core patented technology.
We are currently pursuing the manufacture and optimization of braided collagen and we are focused on advancing our products through the regulatory process to receive FDA clearance to introduce our products to the market.
We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
SpineMedica Products
SpineMedica licenses rights to a PVA polymer, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue. This hydrogel has been used in other orthopedic and general surgery device applications and we believe it has demonstrated biocompatibility and durability inside the human body. In the United States, the FDA has cleared the material for use as a cover for vessels following anterior vertebral surgery as well as for use next to nerves and in the European Union and Canada, (where other licensees have developed products), it has been cleared for use next to nerves and to replace worn-out and lesioned cartilage in the knee.
As mentioned above, on April 20, 2009, SpineMedica received FDA clearance via a 510(k), for our Paradís Vaso Shield™ (the “Vaso Shield”) surgical sheet, which is a vessel guard, made of our hydrogel material, and we are currently pursuing a CE Mark in Europe. The CE marking, also known as “CE Mark,” is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA). The CE marking certifies that a product has met European Union (EU) consumer safety, health or environmental requirements. Protection of veins and arteries is a common issue associated with many types of surgeries. Protection of the aorta, vena cava, iliac vessels and other anatomy is particularly important in anterior spine surgery. The Paradis Vaso Shield™ was designed to help physicians protect vessels following anterior vertebral surgery. The FDA cleared the Paradis Vaso Shield™ as a vessel guard or cover for anterior vertebral surgery, however, the safety and effectiveness of this device for reducing the incidence, severity and extent of post-operative adhesion formation has not been established.
We are currently in the process of identifying other uses and indications for the Vaso Shield product line, including, but not limited to other areas of the spine as well as healthcare categories outside the spine, such as general surgery, obstetrics, and gynecology, maxilla-facial, plastic and cosmetic applications, and others.
There are several other potential applications for the PVA-based hydrogel that we may choose to exploit in the future, but those applications appear to have longer pathways to commercialization.

Level Orthopedics Products
Level Orthopedics, a division of MiMedx owns a number of pending patents that were obtained through a partnership with Thomas Graham, M.D., a well-recognized hand surgeon and Chairman of Surgery at the National Hand Center, Union Memorial Hospital in Baltimore, MD. The focus of Level is the Orthopedic-Extremity category-as directed by scope of our patent applications. The technology encompasses a broad range of unique plates and other devices for fracture fixation of the finger, wrist, arm and elbow, as well as implant designs for joint replacement of the carpometacarpal (CMC or thumb) joint and other extremity-bone and soft tissue repair products.
Market Opportunity
In 2008, the value of the Orthopedic-Biomaterials segment is estimated to be $7.4 billion, representing over 20% of the total Orthopedic Market. It is estimated that this market segment will grow at over 13% per year, which is more than double the rate for the overall Orthopedics Market. The Biomaterials market is expected to grow to a value of $9.4 billion by 2011, mainly due to advancements in the materials science technology, the incidence of trauma and disease associated with the baby-boomer population and resource focus and investment (MedMarket Diligence, Report #M625, “Emerging Trends, Technologies and Opportunities in the Markets for Orthopedic Biomaterials, Worldwide”, 2008).
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
We believe that the number of procedures that might utilize our products is large. The total number of procedures of arthroscopy and soft-tissue repair (including shoulders, hands, knees, ankles, and elbows) in 2003 was estimated at approximately 2.6 million compared to approximately 2.3 million procedures in 2002 according to The Ortho FactBook (2006), published by Knowledge Enterprises, Inc.
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
Though not yet in development, other possible non-orthopedic products are related to the use of our collagen platform technology as wound care patches indicated for repair of ulcers, second-degree burns and adhesions, as well as general soft-tissue patches and slings, including general surgical reconstruction.
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
Tendon and Ligament Repair Technologies
Advancements in tendon surgery have focused largely on augmenting the standard of care using synthetic and biomaterials including collagen based devices. Advancements in ligament surgery have focused largely on new methods of graft fixation using interference screws and anchors, which have opened new approaches to repair. We believe there is a new wave of development for ligament and tendon repair, including collagen matrices, allografts and tissue engineered tendons and ligaments that we believe will change how physicians treat these procedures. Therapeutic modalities we continue to focus on are related to the treatment and repair of soft tissues during tendon repair surgery, including reinforcement of the rotator cuff, patellar, Achilles, biceps, quadriceps or other tendons. Following clinical development of the above, we plan to focus on treatments for ligaments and joints, such as medial and lateral collateral ligaments of the knee, elbow and ankle and meniscal repair. Our products could potentially be used in other orthopedic categories as well.

PVA-Based Biomaterials
Our PVA based biomaterial has been used in several medical device applications and is cleared by the FDA for use as a cover for vessels following anterior vertebral surgery (SpineMedica, April 2009) and for use as a nerve cuff (SaluMedica, LLC). We have licensed the right to use Salubria®, SaluMedica LLC’s formulation, or similar PVA-based biomaterials for certain applications within the body (see “Collaborations and License Agreements”). The material, as Salubria®, has been sold in Europe for certain applications for over seven years. The PVA-based hydrogel can be processed to have mechanical and physical properties similar to that of human tissue. The biostable hydrogel composition contains water in similar proportions to human tissue, mimicking human tissue’s strength and compliance. For certain applications, the PVA-based hydrogel has been formulated to be wear-resistant and strong. The base organic polymer is known to be biocompatible and hydrophilic. These properties make it a candidate for use as an implant, and may prove suitable for development into medical products addressing various applications. The PVA-based hydrogel and products formed thereof are MRI compatible (allowing for Magnetic Resonance Imaging of a patient with no artifacts or special safety precautions necessary). We have licensed the PVA-based hydrogel for use in the spine, hand (excluding the wrist), rotator cuff and as a surgical sheet.
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
The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market is degenerative conditions of the vertebral discs. These conditions can result in instability, pressure and impingement on the nerve roots as they exit the spinal column, causing often severe and debilitating pain in the back, arms and/or legs.
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
Spine Repair and Vessel Protection
MedTech Insight, LLC’s March 2007 report on “United States Markets for Spinal Motion Preservation Devices,” states that an estimated 50 million people in the United States suffer from back pain. This report also states that in 2004, more than 1 million spine surgeries were performed in the United States—far more than the number of hip and knee replacements combined. Factors driving growth of the spine surgery products market include the growing number of people with degenerative disc disease, which typically is caused by gradual disc damage and often results in disc herniation and chronic, debilitating lower back pain. It is most common among otherwise healthy people in their 30s and 40s and affects approximately half of the United States population age 40 and older.
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

Repair of herniated intervertebral discs or damage as a result of degenerative disc disease commonly involves surgical intervention such as fusion or total disc replacement (TDR). Postsurgical adhesions and fibrosis formation are a common consequence of the normal healing process. The presence of fibrosis may render reoperations or follow- up surgeries risky and have caused nerve root tethering in some patients.
One approach to protecting vessels following anterior vertebral surgery is to provide a barrier between the anterior spine and adjacent vessels. Some studies, not performed by us, have demonstrated that the application of a barrier to protect adjacent vessels may create a dissection plane for future surgeries in that anatomical area.
The safety and effectiveness of SpineMedica’s Vaso Shield device for reducing the incidence, severity and extent of post-operative adhesion formation has not been established.
Another market for which a barrier or plane of dissection-type product is needed is in gynecological uses where the removal and surgical cutting of fibroids and cysts, hysterectomies, and other procedures may lead to post-surgical adhesions. Such adhesions may result in infertility and pelvic pain. Gynecological surgery provides a compelling market because of the high volume of procedures worldwide, and because gynecological infertility surgery is frequently followed up by a laparoscopic second-look procedure at the disease site.
There are many other medical categories for which scar-tissue and fibrosis formation are complicating issues and the Company is researching opportunities for expansion of this product platform.
Market for Level Orthopedic Products
The US Orthopedic-Extremity device market, comprising joint replacement (arthroplasty; as it relates to shoulder, digit, elbow, ankle, and wrist implants and bone cement) and joint fusion (arthrodesis) devices generated $510.1 million in revenue in 2008 (2009 Global Small Joint Implants Market Report; Life Science Intelligence, LLC; Huntington Beach, CA; April, 2009). Sales are expected to grow to $1 billion in 2015. Growth is being driven by the availability of new replacement products, the aging baby-boomer generation and the rising prevalence of diseases such as osteoarthritis. Because arthroplasty and arthrodesis are largely alternative methods for treating the same disorders, technological improvements and patients’ desire to preserve motion and avoid fusion, are expected to drive growth and capture market share in the arthroplasty-related implants market segment away from the arthrodesis segment. From 2006 to 2010, the small joint device market is expected to grow at a compound annual growth rate (CAGR) of 12.9% (U.S. Markets for Small-Joint Devices 2006; Millenium Research Group, July 2006).
Physician Advisory Boards
We have empanelled 35 key physician opinion leaders in relevant fields by asking these physicians to serve on one of our Physician Advisory Boards (“PABs”). Each has entered into a consulting agreement with MiMedx or SpineMedica.
Our PABs include physicians who move medicine forward by scientific endeavor, such as publishing, teaching and developing new solutions to treat injury and diseases. Several members are chairmen of their respective departments at university medical schools, teaching institutions and fellowship programs. Our MiMedx PABs have been assembled consisting of two committees for the initial intended uses: orthopedics sports medicine (the “Sports Committee”) and upper-extremity and plastic surgery indications (the “Hand Committee”).
The Chairman of our MiMedx PAB is James Andrews, M.D., of Birmingham, Alabama, and Gulf Breeze, Florida. Dr. Andrews is one of the best known and most respected sports-medicine physicians in the world. He is the physician for several National Football League and Major League Baseball teams and treats many of the highest-paid professional athletes from numerous teams and from a multitude of sports and is regularly profiled in newspapers and magazines. Dr. Andrews also runs a sought-after fellowship program. Dr. Andrews entered into a three-year consulting agreement with MiMedx on April 10, 2007. Under this agreement, Dr. Andrews receives compensation of $75,000 per year and received a stock option grant for the purchase of up to 100,000 shares of our Common Stock at $1.00 per share, one-third of which vested upon grant and one-third of which will vest on each anniversary date.

The Hand Committee is chaired by Thomas Graham, M.D., Chairman of the National Hand Center located in Baltimore, Maryland. Dr. Graham is the team physician for the Georgetown Hoyas, the Toronto Blue Jays, the Washington Nationals, and the Philadelphia Fliers. The National Hand Center is the largest practice specializing in hand surgery in the United States. Additionally, the Center has been designated by The United States Congress as the National Center for the Treatment of the Hand and Upper Extremity. Dr. Graham entered into a three-year consulting agreement with MiMedx on September 21, 2007, pursuant to which he also transferred certain intellectual property to us. Under his agreement, Dr. Graham receives compensation of $125,000 per year, received a stock option grant to purchase up to 200,000 shares of our Common Stock at an exercise price of $2.40 per share, one-third of which vested upon grant and one-third of which will vest on each anniversary date, and received a right to certain royalty payments. Dr. Graham also received a stock option grant under a previous consulting agreement dated March 8, 2007, for the purchase of up to 50,000 shares of our Common Stock at an exercise price of $1.00 per share, one-third of which vested upon grant and one-third of which will vest on each anniversary date. His previous consulting agreement was terminated upon execution of the new consulting agreement on September 21, 2007, except that his stock option grant was not terminated.
The Sports Committee is chaired by Lonnie Paulos, M.D. an internationally renowned orthopedic surgeon and researcher. Dr. Paulos is presently a surgeon at the Andrews Institute for Orthopedics & Sports Medicine in Gulf Breeze, Florida. He is the former physician to the Cincinnati Bengals, Cincinnati Reds, US Ski team, and the US Gymnastics Federation.
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
Similarly, SpineMedica has assembled a group of leading orthopedic spine and neurosurgeons who are advising on the development of our spinal implants, instruments and surgical procedures. Our SpineMedica PAB members were compensated with a grant of 25,000 shares of Common Stock, which vested fully upon grant. In addition, each SpineMedica PAB member is compensated $250 per conference call, $2,500 per diem for meetings involving out of town travel, and $1,000 per diem for meetings not involving travel.
The Chairman of the Spine PAB is Randal Betz, M.D. Dr. Betz holds hospital positions as Chief of Staff at Shriners Hospitals for Children and Medical Director of Shriners’ Spinal Cord Injury Unit, in Philadelphia, PA. Additionally, Dr. Betz is on staff at Temple University Children’s Medical Center and is a Professor of Orthopaedic Surgery at Temple University School of Medicine. Dr. Betz entered into a three-year consulting agreement with SpineMedica, effective September 1, 2005. This agreement has been renewed and will expire in September, 2009. Under this agreement, Dr. Betz receives compensation of $50,000 per year and received a stock option grant for the purchase of up to 100,000 shares of our Common Stock at an exercise price of $1.80 per share, which option is now fully vested, and received 50,000 shares of founders’ Common Stock.
SpineMedica also entered into a one-year consulting agreement with another of its PAB members, Carl Lauryssen, M.D., effective June 18, 2007, which automatically renews on a year-to-year basis after its expiration. Under this agreement, Dr. Lauryssen receives compensation of $35,000 per year and received a stock option grant for the purchase of up to 25,000 shares of our Common Stock at an exercise price of $1.80 per share, which option is now fully vested.
Government Regulation
Our products are medical devices subject to extensive regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act. FDA regulations govern, among other things, the following activities that we will perform:
•	product design and development;
•	product testing;
•	product manufacturing;
•	product labeling;
•	product storage;
•	premarket clearance or approval;
•	advertising and promotion;
•	product sales and distribution; and
•	medical device reporting.

Each medical device that we wish to commercially distribute in the U.S. will likely require either 510(k) clearance or Premarket Approval (“PMA”) prior to marketing from the FDA under the Federal Food, Drug, and Cosmetic Act. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval.
Some of our products contain biologic materials. We believe that the FDA will regulate our products as medical devices. However, the FDA may determine that some of our products are combination products comprised of a biologic and medical device component. For a combination product, the FDA must determine which center or centers within the FDA will review the products and under what legal authority the products will be reviewed. While we believe our products would likely be regulated under the medical device authorities even if they are deemed “combination products,” there can be no assurances that the FDA will agree. In addition, the review of combination products is often more complex and more time consuming than the review of a product under the jurisdiction of only one center within the FDA.
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
PMA Approval Pathway
If 510(k) clearance is unavailable for one of our products, the product must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years and can take even longer.
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

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.
Clinical Trials
A clinical trial is generally required to support a PMA application and is sometimes required for a premarket notification. Such trials generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients (unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements). Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites, and must comply with FDA regulations. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.
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

The primary regulatory environment in Europe is that of the European Union, which consists of twenty-seven countries, encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE mark and can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union.
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
Regulatory Status of our Products
On April 20, 2009, the Company received FDA clearance to market the Paradís Vaso Shield™ device, indicated for use as a cover for vessels following anterior vertebral surgery. The proprietary, patented, and PVA based membrane may reduce the risk of associated injury following anterior vertebral surgeries by providing a vessel cover. We have not received regulatory approval from the FDA regarding the regulatory pathway for any of our other products (i.e. pre-510(k) or pre-IDE meetings). Both MiMedx and SpineMedica have products under development that may qualify for 510(k), such as NDGA-polymerized collagen implants and additional sheet products made from PVA-based hydrogel.
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
According to The Ortho FactBook, many orthopedic procedures are currently not profitable for hospitals and surgery centers, such as the Total Hip Replacement, for which hospitals and surgery centers are reimbursed $3,214 less than their costs.
We are currently working with industry reimbursement consultants to aid in the reimbursement planning for our products. However, at this time there can be no assurance that reimbursement policies will provide an acceptable return on our products.

Competition
MiMedx Products
In the US in 2007, approximately 2,090,000 orthopedic soft tissue repair procedures were performed. This procedure volume is growing at a rate of 4.5 % supported by the rising number of sports-related injuries, particularly among the increasingly active aging population. Source: (US Markets for Orthopedic Soft Tissue Solutions 2008, Millennium Research Group)
There are currently a large number of devices on the market used to reinforce surgically repaired soft tissues. These include hardware (screws, pins, disposables) as well as allografts, synthetic products and xenografts (derived from porcine, bovine and equine tissues).
Leading Competitors in the Orthopedic Soft Tissue Solutions Market, as a % of Total, US, 2007.

Percent of US total Soft Tissue
Leading Competitors	Market
Arthrex	33.8%
DePuy Mitek	17.1%
Smith and Nephew	13.2%
CONMED Linvatec	5.8%
Genzyme Biosurgery	3.4%
Musculoskeletal Transplant Foundation	3.2%
Biomet Sports Medicine	3.1%
AlloSource	2.7%
ArthroCare	2.1%
LifeNet Health	1.9%
Other	13.7%

Source:	(US Markets for Orthopedic Soft Tissue Solutions 2008, Millennium Research Group)
There are several technologies currently on the market or anticipated to enter the market for ligament and tendon repair and/or replacements. Those technologies include collagen matrices, cell-seeded polymer scaffolds, cryopreserved allografts, fibroblast-seeded ligament analogs, and small intestinal submucosa.
Competitors who market collagen based devices currently include:

Developer	Product	Cross-linking

DePuy	RESTORE	None
Wright Medical Technology	GraftJacket	None
Pegasus	OrthAdapt	Carbodiimide
ReGen Biologics	Collagen matrices	None
Biomet/Organogenesis	CuffPatch	Carbodiimide
The above technologies may or may not utilize cross-linking agents, which are FDA-approved and used in the manufacturing of collagen for soft-tissue repair. The current market leader is the Restore Orthobiologic Soft Tissue Implant from DePuy. It utilizes small intestinal submucosa of porcine origin. We believe our collagen fiber-based devices will provide better reinforcement for tendon and ligament repair because they are made of high strength cross-linked collagen fibers and, by mimicking the natural fiber orientation in tendons and ligaments, they provide targeted mechanical properties equivalent to those of tendons and ligaments.
There are a few synthetic products, such as W.L. Gore’s GoreTex, 3M Kennedy Ligament Augmentation Device (“LAD”), and Stryker’s Meadox Dacron Ligament Augmentation Graft which were developed for use in Anterior Cruciate Ligament (ACL) reconstruction. These were first and second generation soft-tissue repair products and generally produce results that we believe are less satisfactory than those containing soft-tissue constructs, because the materials tend to stretch and become deformed over time.

SpineMedica Products
Orthopaedic spine and neurosurgeons actively seek patient treatment alternatives and utilize various technologies during different stages of the patient care continuum. Until the recent success of non-fusion technologies, spine implant market manufacturers have focused almost exclusively on refining and improving spinal fusion techniques. Multiple fusion techniques and products are available to patients today.
However, regardless of the type of surgery, fusion or TDR, physicians commonly deal with venous injury during anterior spinal revision surgery. Currently, competition for vessel guards for this specific application is limited. W.L. Gore & Associates, Inc. is the dominant player in this area.
Level Products
In 2008, the leading suppliers of Orthopedic-Extremities products included Ascension Orthopedics, Biomet, DJO Surgical (DJO Global), Exactech, DePuy Orthopedics (Johnson & Johnson), Integra Lifesciences, Small Bone Innovations, Stryker, Synthes, Tornier S.A., Wright Medical, Zimmer and a bevy of other start ups. In 2006, the combined market shares of Stryker, Synthes, DePuy, and Zimmer accounted for 65% of the US Orthopedic-Extremity device market with Stryker dominating the bone cement, DePuy with a broad range of arthroplasty and arthrodesis products, Synthes with trauma products and Zimmer with strong positions in elbow, shoulder, and bone cement.
Collaborations and License Agreements
License Agreement between MiMedx, Shriners Hospitals for Children, and University of South Florida Research Foundation
We entered into a license agreement with Shriners Hospitals for Children and University of South Florida Research Foundation (collectively “Licensor”) in January 2007 for the worldwide, exclusive rights for all applications using NDGA-polymerized materials, including for reconstruction of soft tissue. We paid a one-time license fee of $100,000, plus 1,120,000 shares of our Common Stock, and the Licensor will receive future additional milestone payments and continuing royalties based on sales of all licensed products.
License Agreement between SpineMedica and SaluMedica, LLC
In August 2005, we entered into an exclusive, perpetual, worldwide, non-terminable, royalty-free, transferable license of certain patents and patent application rights held by SaluMedica, LLC that relate to a PVA-based hydrogel. SpineMedica has the right to manufacture, market, use and sell medical devices and products incorporating the claimed technology for all neurological and orthopedic uses related to the human spine, including muscular and skeletal uses. Some of the licensed patents and patent application rights are owned by SaluMedica, LLC and at least one of these patent and patent application rights are licensed by SaluMedica, LLC from Georgia Tech Research Corporation. In connection with this license agreement, SpineMedica also acquired certain of SaluMedica, LLC’s assets, including manufacturing and testing equipment and office equipment and obtained a license to use the trademarks “SaluMedica™” and “Salubria® biomaterial.”
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

Hand License with SaluMedica, LLC
MiMedx has a Technology License Agreement, as amended by a First Amendment to Technology License Agreement, as well as a related Trademark License Agreement, all dated August 3, 2007 (collectively, the “Hand License”) that provides MiMedx with the exclusive, fully-paid, worldwide, royalty-free, irrevocable and non-terminable (except as provided in the Hand License), and sublicensable rights to develop, use, manufacture, market, and sell Salubria® biomaterial or similar PVA-based hydrogels for all neurological and orthopedic uses (including muscular and skeletal uses) related to the rotator cuff and the hand (excluding the wrist), but excluding the product SaluBridge (which is made from Salubria® biomaterial and is currently approved for use by the FDA) (the “Licensed Hand IP”). SaluMedica, LLC’s rights in the Licensed Hand IP derive from and are subject to one or more licenses from Georgia Tech Research Corporation and, consequently, the Hand License is subject to those same licenses.
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
Intellectual Property
Our intellectual property includes licensed patents, owned and licensed patent applications and patents pending, proprietary manufacturing processes and trade secrets, brands, trademarks and trade names associated with our technology. Furthermore, we require employees, consultants and advisors to sign Proprietary Information and Inventions Agreements as well as Nondisclosure Agreements that assign and protect the intellectual property existing and generated from their work to us and that we may use and own exclusively.
The pending and provisional patent applications may not issue into patents, as is true with any provisional or patent application.
MiMedx Intellectual Property
Our MiMedx intellectual property, includes two licensed and issued patents, eight licensed patent applications and two licensed provisional patent applications, as well as proprietary manufacturing processes and trade secrets, related to NDGA coatings, devices, scaffolds, substrates, or other materials and polymer treated collagen material for medical devices, implants, prosthesis and constructs. The licensed patents protecting the NDGA Polymer Composite, rather than being limited to specific products, provide broad process compatibility and protection.
SpineMedica Intellectual Property
Our Spinemedica intellectual property includes two licensed and issued patents, eleven owned patent applications and one co-owned (with Salumedica, LLC) patent application, and six licensed patent applications related to products and technology intended for, but not limited to, the Orthopedic-Spine market.
Improvements to Technology
Any improvements to Salubria® developed by SaluMedica, LLC during the life of the licensed patents are included as part of the license from SaluMedica, LLC. SpineMedica will own all improvements to Salubria® that we develop. However, SpineMedica will license these improvements to SaluMedica, LLC for no additional consideration, provided that the use of these improvements must be unrelated to all neurological and orthopedic uses, including muscular and skeletal uses, related to the human spine.
Level Intellectual Property
Our Level intellectual property includes eight patent applications pending and two provisional patent applications related to a broad range of novel concepts intended for indications in the Orthopedics-Extremity market, which includes the fingers and thumb, wrist, arm, and elbow, as well as the foot and ankle. Five applications address fracture fixation; two applications address joint replacement (arthroplasty) of the small joints of the hand and one patent has been filed to address fusion (arthrodesis) of small joints. Additionally two provisional patents have been filed that address fracture fixation as well as arthroplasty systems.

Trademarks & Trade Names
We also own trademark and trade name registration of the mark Paradís Vaso Shield™ and license the SaluMedica™ and Salubria® trademarks.
Manufacturing
MiMedx conducts operations, performs research and development activities and manufactures its proprietary cross-linked collagen products in its office and lab space, in Tampa, Florida. In the future, we may contract with third parties to perform manufacturing of the products that are developed and enter into strategic relationships for sales and marketing of products that we develop.
SpineMedica conducts operations, performs research and development activities and manufactures its PVA based hydrogel products in its office and lab space in Marietta, Georgia.
We are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union. For our implants and instruments, we plan to be FDA registered, CE marked and ISO certified. Our facilities are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Suppliers
We have identified reliable sources and suppliers of collagen, source materials of NDGA, which we believe will provide a product in compliance with FDA guidelines. SpineMedica engages in the manufacture of its own hydrogel products and accessibility to critical raw materials for the PVA-based biomaterial products is not inhibited by supply or market constraints.
Marketing and Sales
We plan to utilize our experienced management team to commercialize these medical technologies by advancing them through the proper regulatory approval processes, developing or arranging for reliable and cost-effective manufacturing, and to either sell or license the product lines to others or market and sell the products.
Employees
As of June 10, 2009, we have 37 employees, of whom 35 are full-time and 2 are part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.
Litigation
We are not involved in any litigation, nor are we aware of any threatened litigation.
Research and Development
Our research and development efforts are focused on developing products for the foot and ankle, shoulder, elbow, knee, hand, wrist, and thumb using NDGA biomaterials, and development of other sheet based spine products and other sheet products using a PVA-based hydrogel. Our research and development staff currently consists of 11 employees. To support development, we have contracts with outside labs who aid us in our research and development process. Our research and development group has extensive experience in developing products related to our field of interest, and works with our Physician Advisory Boards to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. From our inception in November 2006 to March 31, 2009, we have spent approximately $6,150,000 on research and development and $7,177,000 on acquired in-process research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 below for information regarding expenditures for research and development in each of the last two fiscal years.

Surgeon Training and Education
We devote significant resources to working with our Physician Advisory Boards. We believe that the most effective way to introduce and build market demand for our products will be by partnering with leading surgeons from around the globe in the use of our products. We have access to state-of-the-art cadaver operating theaters and other training facilities at some of the nation’s leading medical institutions. We intend to continue to focus on working with leading surgeons in the United States. See “Business-Physician Advisory Boards.”
Environmental Compliance
We will incur significant costs in complying with good manufacturing practices and safe handling and disposal of materials used in our research and manufacturing activities. We do not anticipate the costs to comply with Federal, state and local environmental laws and regulations will be material.
Available Information
Our website address is www.mimedx.com. We make available on this website under “Investor Relations — SEC Filings,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). In addition, we post filings of Forms 3, 4, and 5 filed by our directors, executive officers and ten percent or more shareholders. We also make available on this website under the heading “Investor Relations — Corporate Governance” our Code of Business Conduct and Ethics.

Item 1A. Risk Factors
Risks Related to Our Business and Industry
We are a high-risk startup venture.
We are in the development stage. We do not currently have any material assets, other than cash, certain laboratory equipment, and certain intellectual property rights. We have 37 employees, of whom 35 are full-time and 2 are part-time employees. Our business and prospects must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by development stage businesses, many of which may be beyond our control. These include, but are not limited to, lack of sufficient capital, unanticipated problems, delays or expenses relating to product development, governmental approvals, and licensing and marketing activities, competition, technological changes and uncertain market acceptance. In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected. We must overcome these and other business risks to be successful. Our efforts may not be successful. We may never be profitable. Therefore, investors could lose their entire investment.
We are in the early stage of product development.
We have only had one product cleared by the FDA for market. The possible products we have rights to have had only limited research in the fields of use we presently intend to commercialize. We will have to go through extensive research and testing to determine the safety and effectiveness of their proposed use. Our product candidates will require testing and regulatory clearances. Accordingly, most of the products we are developing are not yet ready for sale and may never be ready for sale. The successful development of any products is subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or third parties market a superior or equivalent product. We are unable to predict whether our research and development activities will result in any commercially viable products or procedures. Furthermore, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.
Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of March 31, 2009, we had approximately $35,000 of cash or cash equivalents on hand. In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors. Thru June 10, 2009, the Company has received aggregate proceeds of $3,322,000 under this arrangement and estimates, assuming it receives no additional funds, that it has sufficient funds to operate for the next ninety days or through mid September 2009. If we fail to obtain additional capital in the immediate future, we will have to terminate our planned business operations, in which case the investors will lose all or part of their investment. If we default on our Notes, the holders could foreclose on our property and investors could lose all or part of their investment.
Continuing disruptions in the overall economy and the credit and financial markets may adversely impact our ability to raise necessary additional capital.
The capital and credit markets continue to be very volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited or nonexistent because of these or other factors, and we require additional capital in the near future in order to continue operations.

We will need additional financing to meet our future capital requirements.
We will require significant additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential product candidates and to establish the personnel necessary to successfully manage us. We believe that our current cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next ninety days or through mid September 2009. However, obtaining the required regulatory approvals and clearances and the planned expansion of our business will be expensive and time-consuming and we will in the future seek funds from public and private stock or debt offerings, borrowings under lines of credit or other sources. Our capital requirements will depend on many factors, including:
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
As a result of these factors, we must raise additional funds now and in the future and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.
We expect to continue to incur losses through most of 2010.
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

Our competitors’ products will compete directly with our products if and when ours can be marketed. In addition, our competitors as well as new market entrants may develop or acquire new treatments, products or procedures that will compete directly or indirectly with our products. The presence of this competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively in the market for spine surgery products would have a material and adverse effect on our business, results of operations and financial condition.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications (and those we have or will have licensees to) may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable or even superior to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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

We depend on key personnel.
We currently have 35 full-time and 2 part-time employees. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.
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
As a result of our limited operating history, limited resources, and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. Assuming our products reach the market, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are and will remain difficult to forecast.
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

We currently have only one product cleared by the FDA for marketing, and may never develop or launch, any commercialized products.
We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources in developing various products. Commercialization of these products, including NDGA and PVA-based hydrogel products will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, our products may not become commercially successful products for a number of reasons, including:
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
We do not have a sales organization, and have no experience as a company in the marketing and distribution of medical devices. To achieve commercial success for our products, we must sell rights to our product lines at favorable prices, develop a sales and marketing force, or enter into arrangements with others to market and sell our products. In addition to being expensive, developing such a sales force is time consuming, and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent medical device representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable to us. Furthermore, there is no assurance that we will be able to build an alternate distribution framework should we attempt to do so.
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

To be commercially successful, we must convince surgeons that our products are safe and effective alternatives to existing surgical treatments and that our products should be used in their procedures.
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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations
Government regulation of our business is extensive and obtaining and maintaining the necessary regulatory approvals is uncertain, expensive and time-consuming.
The process of obtaining regulatory clearances or approvals to market a medical device from the FDA, or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. The FDA’s 510(k) clearance process generally takes 4 to 12 months from submission, depending on whether a Special or traditional 510(k) premarket notification has been submitted, but can take significantly longer. An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process and is not exempt from premarket review by the FDA. The PMA process almost always requires one or more clinical trials and can take one to three years from the date of filing, or longer. In some cases, the FDA has indicated that it will require clinical data as part of the 510(k) process.
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
Once our products receive FDA approval or clearance, subsequent modification to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification does not require a new clearance or approval. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We may make modifications that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.
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
We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections. If we or our supplier fail a quality system regulations inspection or if any corrective action plan is not sufficient, FDA could take enforcement action, including any of the following sanctions and the manufacture of our products could be delayed or terminated:
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

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have formed Physician Advisory Boards consisting of an aggregate of 35 physicians to assist us with scientific research and development and to help us evaluate technologies. We have also entered into consulting agreements and product development agreements with surgeons, including some who may make referrals to us or order our products after our products are introduced to market. In addition, some of these physicians own our stock, which they purchased in arms’ length transactions on terms identical to those offered to non-surgeons, or received stock options from us as consideration for consulting services performed by them. We also may engage additional physicians on a consulting basis. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties, or prohibit us from accepting referrals from these surgeons. Because our strategy relies on the involvement of physicians who consult with us on the design of our product candidates, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.
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
As of June 9, 2009, our directors and executive officers together beneficially owned approximately 22% of our outstanding capital stock. This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that some of its shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our shares could be adversely affected.
Our Common Stock is and likely will remain subject to the SEC’s “Penny Stock” rules, which may make its shares more difficult to sell.
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
At this time, no securities analysts provide research coverage of our Common Stock, and securities analysts may elect not to provide such coverage in the future. Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may remain difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our Common Stock. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its actual and potential market price. The trading market for our Common Stock may be affected in part by the research and reports that industry or financial analysts publish about its business. If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of our shares.
We are now a development-stage company, making it difficult to comply with SEC requirements and to reliably predict future growth and operating results.
Our new management team is now responsible for its operations and reporting. This requires outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.
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
We may become involved in securities class action litigation that could divert management’s attention and harm its business.
The stock market in general and the stocks of medical device companies in particular have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of its operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation which would be expensive and divert management’s attention and resources from managing the business.
Anti-takeover provisions in our organizational documents may discourage or prevent a change of control, even if an acquisition would be beneficial to shareholders, which could affect our share price adversely and prevent attempts by shareholders to replace or remove current management.
Our Articles of Incorporation and Bylaws contain provisions that could delay or prevent a change of control of our company or its Board of Directors that shareholders might consider favorable. Some of these provisions include:
•	authorizing the issuance of preferred stock which can be created and issued by the Board of Directors without prior common stock shareholder approval, with rights senior to those of the common stock;
•	restricting persons who may call shareholder meetings; and
•	allowing the Board to fill vacancies and to fix the number of directors.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are located in Destin, Florida, where we lease approximately 1,900 square feet of office space. (see “Certain Relationships and Related Transactions” below). Our MiMedx operations are conducted in a leased facility of approximately 5,000 square feet in Tampa, Florida. This facility consists of laboratory (2,000 feet) and manufacturing (3,000 feet) space. Also in Tampa, Florida we lease approximately 2,000 square feet of office space across the street from our laboratory and manufacturing operations. We lease approximately 12,200 square feet of office, laboratory and manufacturing space in Marietta, Georgia which is where we conduct our SpineMedica operations. Lastly, we lease approximately 225 square feet of office space inside the Andrews Institute in Gulf Breeze, Florida, which is used for clinical development and teaching. We believe these facilities are adequate for our current activities. We do not own any real estate.
Item 3. Legal Proceedings
None
Item 4. Submissions of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Common Stock was approved for quotation on the OTC Bulletin Board on July 19, 2007. Only a limited number of shares were traded after the approval of the quotation in July 2007. The Common Stock was traded with the trading symbol of “AYXC.”
Our common stock began trading under the symbol “MDXG” on April 2, 2008. The following table sets forth the high and low bid prices on the OTC Bulletin Board for our common stock, based on information provided from OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	High*	Low*
Year Ended March 31, 2009
First Quarter	$6.35	$4.05
Second Quarter	5.10	4.50
Third Quarter	4.75	2.60
Fourth Quarter	4.40	0.40
Year Ended March 31, 2008
First Quarter	N/A	N/A
Second Quarter	$0.96	$0.96
Third Quarter	0.96	0.96
Fourth Quarter	6.52	0.96

*	Adjusted to reflect the reverse stock split effective on April 2, 2008.
Based upon information supplied from our transfer agent, there were approximately 735 shareholders of record of our Common Stock as of June 9, 2009.
We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.
The Company did not repurchase any of its outstanding securities during the years ended March 31, 2009 and 2008.
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

Overview
The Company is a development-stage company that has two operating subsidiaries: MiMedx and SpineMedica. MiMedx was formed to acquire a license for the use, adaptation and development of certain core technologies developed at the Shriners Hospitals for Children and the University of South Florida. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. In September 2007, MiMedx entered into a consulting agreement with Thomas J. Graham, M.D., a leading hand surgeon, pursuant to which Dr. Graham contributed to, or developed on behalf of, MiMedx certain intellectual property related to implants for use in upper extremities. The business of developing that intellectual property is known as MiMedx’s Level Orthopedics division. In July of 2007, SpineMedica was formed to acquire SpineMedica Corp., which had licensed from SaluMedica, LLC the rights to use a PVA-based hydrogel in spinal applications. MiMedx also has a license from SaluMedica, LLC to use a PVA-based hydrogel in the surgical repair of the rotator cuff and hand (excluding the wrist) and to make surgical sheets. In April 2009, SpineMedica received clearance from the FDA to market our Paradís Vaso Shield™ device, indicated for use as a cover for vessels following anterior vertebral surgery. The proprietary, patented, and biocompatible polyvinyl alcohol polymer (PVA) membrane may reduce the risk of associated injury following anterior vertebral surgeries by providing a vessel cover.
The Company has generated no operating revenue and has a history of losses since its inception in November 2006. The Company incurred a net loss of approximately $11,919,000 in the fiscal year ended March 31, 2009, or approximately $(0.32) per share. Since its inception in November 2006, the Company has incurred a net loss of approximately $29,942,000.
From inception through March 31, 2009, we funded our start-up costs, operating costs and capital expenditures through issuances of stock. We are currently attempting to raise additional funds through our Notes offering and private placements of our common stock to accredited investors but there can be no assurances that funds will be available, or that the price or terms we can obtain will be acceptable. Management has taken steps to address the current liquidity crisis, including the deferral of payments related to our accrued legal and professional fees, the deferral of salaries for certain executives of MiMedx Group, Inc., the deferral of directors fees, and adjusting our critical spend schedule. We currently have no material commitments for capital expenditures.
Over the next twelve months, assuming we are able to address our need for capital, our plan of operation is to further develop and market our core product platforms: NDGA-polymerized collagen for the treatment and repair of soft tissues related to tendons and ligaments and PVA-based implants for the spine and other applications. This effort will include initiating management of our quality system, executing our process for obtaining FDA clearance and other required regulatory approvals, engineering, prototype development, and pre-clinical testing. With respect to NDGA-polymerized collagen, over the course of the next year, the Company intends to perform required biocompatibility and other testing that may be used in future FDA applications as well as continue to conduct testing after further refinement of our tendon and ligament prototypes through collaboration with our Physician Advisory Board. We will continue to explore the best avenues for exploiting our Level Orthopedics assets. With respect to PVA-based implants for spine and other applications, over the course of the next year we will conduct biocompatibility, and other testing on device prototypes focused on treatments for spine disorders and other applications. Furthermore, we may develop PVA-based implants for use in the hand and as a general patch, used in the surgical repair of the spine.
We expect to invest in infrastructure development with respect to manufacturing scale-up and quality system implementation. This will enable us to increase our capacity to manufacture our NDGA-polymerized fibers in quantities and lengths sufficient for large-scale weaving and braiding and other manufacturing systems. We plan to implement infrastructure in multiple stages as development progresses. SpineMedica initially plans to manufacture the Paradís Vaso Shield™ product at their Marietta, GA location and believes it has sufficient capacity to meet projected needs.
We also intend to analyze acquisition and partnership opportunities as they arise. Our focus will likely be in the orthopedics, spine, general surgery, trauma and regenerative segments.
To implement our business plan and generate revenue from other sources, we must develop products and obtain regulatory clearances or approvals for those products in many jurisdictions. Other than the clearance for the Paradís Vaso Shield™, we may not receive any such regulatory clearances or approvals. Due to this and a variety of other factors, many of which are discussed in this report under “Risk Factors,” we may be unable to generate significant revenues or margins, control operating expenses, or achieve or sustain profitability in future years.

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
Goodwill and intangible assets:
Intangible assets include licensing rights and are accounted for based on Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill is not amortized but is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized using the straight-line method over a period of ten years, the remaining term of the patents underlying the licensing rights (considered to be the remaining useful life of the license).
Impairment of long-lived assets:
We evaluate the recoverability of our long-lived assets (finite lived intangible asset and property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount will be reduced to the present value of their expected future cash flows and an impairment loss would be recognized.
Acquired in-process research and development:
In connection with the acquisition of SpineMedica, during the year ended March 31, 2008, we determined that approximately $7.2 million of the fair value of the acquisition price qualifies as in-process research and development, and as such, this amount was expensed as research and development expense on the acquisition date.
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
Fair value determination of privately-held securities:
The fair values of the common stock as well as the common stock underlying options and warrants granted as part of asset purchase prices or as compensation prior to the February 8, 2008 Alynx merger were estimated by management with input from an independent valuation specialist.
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

Recent Accounting Pronouncements
In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption will have a material impact on its financial statements.
In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in Statement of Financial Accounting Standards No. 133 (“SFAS 133”) Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in SFAS 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that requires us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based on applying this approach to the Company’s outstanding financial instruments, the Company has determined that adoption will have no impact on its financial statements.
Results of Operations for the year ended March 31, 2009 compared to the year ended March 31, 2008
Research and Development Expenses
Research and development expenses increased approximately $2,010,000, nearly doubling from the prior year expense, to approximately $4,023,000 for the year ended March 31, 2009, as compared to approximately $2,013,000 for the year ended March 31, 2008, reflecting our focus on further developing our PVA hydrogel and cross-linked collagen products. These costs consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories. As of March 31, 2009, we employed 25 employees devoted to research and development, validation of our manufacturing processes, and the manufacturing of prototype devices. As of March 31, 2008, we had 17 employees devoted to these efforts. We also increased our use of external consultants and their services to assist us with testing and validation of our products. We anticipate our spending in the area of research and development in the foreseeable future to continue at comparable levels as we progress our technologies thru additional testing and validation in order to obtain clearance or approval from the FDA to market our technologies.
Acquired In-Process Research and Development
For the year ended March 31, 2009, we did not acquire any in-process research and development costs, compared to the $7,177,000 recognized in conjunction with our acquisition of SpineMedica during the year ended March 31, 2008. As part of our acquisition of SpineMedica, a total of approximately $7,177,000 was allocated from the purchase price to acquired in-process research and development. The allocation of the purchase costs relates to two products that were still under development and had not yet yielded a completed finished product. This amount was recognized as an expense in the year ended March 31, 2008.
General and Administrative Expenses
General and administrative expenses for the year ended March 31, 2009, decreased approximately $703,000 or 8.1%, to approximately $7,956,000 compared to approximately $8,659,000 for the year ended March 31, 2008. General and administrative expenses consist of personnel costs, professional fees consisting of legal and accounting fees, travel and entertainment, occupancy costs and administrative expenses. During the year ended March 31, 2009, personnel costs increased approximately $775,000 or 25%, to $3,923,000 compared to approximately $3,148,000 for the year ended March 31, 2008. Personnel costs include stock based compensation which increased approximately $611,000 from the year ended March 31, 2008, accounting for most of the increase in personnel costs. As of March 31, 2009, we employed 9 personnel not related to research and development functions as compared to 15 as of March 31, 2008. Professional fees during the year ended March 31, 2009, decreased approximately $2,295,000 or 59%, to $1,600,000 during the year ended March 31, 2009, as compared to approximately $3,895,000 of fees incurred during the year ended March 31, 2008. The decrease in professional fees is primarily attributed to approximately $1,870,000 of professional fees related to merger costs, of which $1,126,000 represented the fair value of common shares issued to certain persons as compensation for finders’ services related to the transaction. Occupancy costs consist primarily of leasing office and lab space in Tampa, Florida, and in Marietta, Georgia. The first lease we entered into was in April 2007. Prior to that, during the fiscal year ended March 31, 2007, we operated out of the offices of our founder, for no consideration.

During the year ended March 31, 2009, we recorded approximately $425,000 in depreciation expense and approximately $667,000 in amortization expense as compared to amounts approximating $191,000 and $309,000, respectively, for the year ended March 31, 2008. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of ten years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Net Interest Income
We recorded net interest income of approximately $60,000 during the year ended March 31, 2009, compared to approximately $520,000 during the year ended March 31, 2008.
Share-Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants). The total share based compensation recognized during the year ended March 31, 2009, approximated $1,419,000 as compared to $808,000 recognized during the year ended March 31, 2008.
Contractual Commitments
The table below sets forth our known contractual obligations as of March 31, 2009:

	Payments due by period
		Less than		4 – 5
Contractual Obligations	Total	1 year	2 – 3 years	years	After 5 years
Consulting Agreements	$367,000	$305,000	$62,000	$—	$—
Employment Agreements	1,338,000	888,000	450,000	—	—
Operating Lease Obligations	810,000	279,000	475,000	56,000	—

Total	$2,515,000	$1,472,000	$987,000	$56,000	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
From inception through March 31, 2009, we funded our start-up costs, operating costs and capital expenditures through issuances of stock.

We had approximately $35,000 of cash and cash equivalents on hand as of March 31, 2009. In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors. Thru June 10, 2009, the Company has received aggregate proceeds of $3,322,000 under this arrangement and estimates, assuming it receives no additional funds, that it has sufficient funds to operate for the next ninety days or through mid September 2009. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. We are currently attempting to raise additional funds through our Notes offering and anticipate future private placements of our common stock to accredited investors but there can be no assurances that funds will be available, or that the price or terms we can obtain will be acceptable. Management has taken steps to address the current liquidity crisis, including the deferral of payments related to our accrued legal and professional fees, the deferral of salaries for certain executives of MiMedx Group, Inc., the deferral of directors fees, and adjusting our critical spend schedule. We currently have no material commitments for capital expenditures. Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors
MiMedx Group, Inc.
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from inception (November 22, 2006) through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of March 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended and the period from inception (November 22, 2006) through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Cherry, Bekaert & Holland, L.L.P Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida
June 15, 2009

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$34,828	$6,749,609
Prepaid expenses and other current assets	82,953	189,253

Total current assets	117,781	6,938,862

Property and equipment, net of accumulated depreciation	1,375,896	1,452,436
Goodwill	857,597	857,597
Intangible assets, net	5,116,337	5,783,153
Deposits	149,202	146,433

Total assets	$7,616,813	$15,178,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,699,337	$948,478

Total current liabilities	1,699,337	948,478

Commitments and contingency (Notes 6 and 10)	—	—
Common stock with registration rights, 1,905,000 shares issued and outstanding	3,761,250	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (2009 and 2008) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 37,339,628 (2009) and 36,864,534 (2008) shares issued and outstanding	37,340	36,864
Additional paid-in capital	34,230,824	32,226,983
Deficit accumulated during the development stage	(32,111,938)	(18,033,844)

Total stockholders’ equity	2,156,226	14,230,003

Total liabilities and stockholders’ equity	$7,616,813	$15,178,481

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
	Year	Year	(November 22, 2006)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Research and development expenses	$4,022,709	$2,013,002	$6,149,608
Acquired in-process research and development (Note 4)	—	7,177,000	7,177,000
General and administrative expenses	7,956,113	8,659,405	$17,186,144

Loss from operations	(11,978,822)	(17,849,407)	(30,512,752)

Other income (expense):
Interest income	59,551	519,707	613,004
Change in fair value of investment, related party	—	(41,775)	(41,775)

Loss before income taxes	(11,919,271)	(17,371,475)	(29,941,523)
Income taxes	—	—	—

Net loss	(11,919,271)	(17,371,475)	(29,941,523)

Accretion of redeemable common stock and common stock with registration rights to fair value	(2,158,823)	—

Loss attributable to common shareholders	$(14,078,094)	$(17,371,475)

Net loss per common share
Basic and diluted	$(0.37)	$(0.97)

Shares used in computing net loss per common share
Basic and diluted	37,735,563	17,909,903

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH MARCH 31, 2009

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	(18,033,844)	14,230,003
Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	945,062
Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	130,076
Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—
Sale of warrants in connection with private placement of redeemable commoon stock	—	—	—	—	—	—	—	—	595,073	—	—	—	595,073
Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	6
Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)
Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	334,100
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	$—	—	$—	—	$—	37,339,628	$37,340	$34,230,824	$—	$—	$(32,111,938)	$2,156,226

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception
	Year	Year	(November 22, 2006)
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(11,919,271)	$(17,371,475)	$(29,941,523)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Loss on sale of equipment	5,440	—	5,440
Acquired in-process research and development	—	7,177,000	7,177,000
Depreciation	425,013	191,348	617,168
Amortization of intangible assets	666,816	308,914	990,663
Employee share-based compensation expense	945,062	649,783	1,608,254
Other share-based compensation expense	464,176	158,247	640,403
Issuance of common stock for transaction fees	—	1,126,379	1,126,379
Accrued interest on notes receivable, related party	—	(41,250)	(48,894)
Change in fair value of investment, related party	—	41,775	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	106,300	(169,244)	(63,875)
Accounts payable and accrued expenses	750,859	(164,601)	801,223
Deferred interest income	—	(43,200)	(43,200)

Net cash flows from operating activities	(8,555,605)	(8,136,324)	(17,089,187)

Cash flows from investing activities:
Payments for purchase of equipment	(360,493)	(1,172,730)	(1,541,295)
Proceeds from sale of equipment	6,580	—	6,580
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	(2,769)	6,569	(115,400)
Cash received in acquisition of SpineMedica Corp.	—	1,957,405	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	(227,901)	(227,901)
Payments from (advances to) related party	—	30,125	(2,008,522)

Net cash flows from investing activities	(356,682)	593,468	(2,029,133)

Cash flows from financing activities:
Repayments of related party borrowing	—	(500,000)	—
Proceeds from Series A preferred stock	—	1,233,750	14,016,000
Proceeds from Series C preferred stock	—	3,855,000	3,855,000
Proceeds from sale of common stock and warrants and common stock with registration rights	2,197,500		2,198,788
Proceeds from exercise of stock options	6	2,160	2,166
Offering costs paid in connection with Series A preferred stock offering	—	(755,152)	(918,806)

Net cash flows from financing activities	2,197,506	3,835,758	19,153,148

Net change in cash and cash equivalents	(6,714,781)	(3,707,098)	34,828

Cash, beginning of period	6,749,609	10,456,707	—

Cash, end of period	$34,828	$6,749,609	$34,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

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
During the year ended March 31, 2009, common stock and common stock with registration rights (classified outside of stockholders’ equity) was accreted to fair value by $2,158,823 through a charge to accumulated deficit.
See notes to consolidated financial statements.

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD FROM INCEPTION (NOVEMBER 22, 2006)
THROUGH MARCH 31, 2009
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
MiMedx acquired a license for the use, adoption and development of certain core technologies developed at the Shriners Hospital for Children and the University of South Florida Research Foundation. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. The development of the licensed technologies requires continued research and development and, ultimately, the approval of the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory authorities in order for the Company to be able to generate revenues from the sale of its products. This process is expected to take at least one to two years, and there can be no assurance that the Company will be successful in its efforts to commercialize the licensed technology.
On July 23, 2007, MiMedx acquired SpineMedica Corp. through its wholly-owned subsidiary, SpineMedica, LLC (“SpineMedica”) (Note 4). SpineMedica Corp. was incorporated in the State of Florida on June 9, 2005 and its successor SpineMedica, LLC was incorporated in the State of Florida on June 27, 2007. SpineMedica has licensed the right to use Salubria®, or similar poly-vinyl alcohol (“PVA”) -based biomaterials for certain applications within the body. SpineMedica also owns certain assets (equipment) for the production of products based on a PVA-based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue. In the United States, the FDA has cleared the material for use as a cover for vessels following anterior vertebral surgery as well as for use next to nerves and in the European Union and Canada it has been cleared for use next to nerves and to replace worn-out and lesioned cartilage in the knee. The Company is exploring numerous applications using the licensed technologies and future developed products may require continued research and development and, ultimately, the clearance or approval of the FDA and/or foreign regulatory authorities in order for the Company to be able to generate revenues from the sale of developed products. This process can take from six months up to five years depending on the type of product and regulatory pathway, and there can be no assurance that SpineMedica will be successful in its efforts to commercialize products using the licensed technology. SpineMedica is also pursuing clearance by foreign regulatory authorities to commercialize its first product outside the United States. This process also depends on the type of product and is expected to take six months for less regulated products and approximately two years for more regulated products.
Future products developed by SpineMedica may fall within less regulated classifications, allowing for earlier commercialization in the United States.

The Company currently operates in one business segment, musculoskeletal products, which will include the design, manufacture and marketing of products for three major market categories: Orthopedic- Sports Medicine, with soft-tissue reconstructive products aimed at repairing tendons and ligaments, Orthopedics-Spine, including products such as our Paradis Vaso Shield®, which is indicated for use as a cover for vessels following anterior vertebral surgery, and Orthopedic-Extremities, with implants for fracture fixation in the upper extremities (hand, wrist, elbow and shoulder).
The Company is a development stage enterprise and will remain as such until significant revenues are generated, if ever.
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
Principles of consolidation:
The financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx and, SpineMedica. All significant inter-company balances and transactions have been eliminated.
Concentration of credit risk:
Cash and cash equivalents are maintained with major financial institutions in the United States. In October and November, 2008, the Federal Deposit Insurance Corporation (“FDIC”) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is scheduled to expire on December 31, 2013, at which time it is anticipated that amount insured by the FDIC will return to $100,000. As of March 31, 2009 the Company had no cash balances which exceeded these insured limits.
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
Fair value of financial instruments:
The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.
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
For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants and convertible preferred stock would be anti-dilutive. All share and per share amounts for all periods presented have been adjusted to give effect to the reverse stock split discussed in Note 8.

The following table sets forth the computation of basic and diluted net loss per share for the years ended March 31, 2009 and 2008:

	2009	2008

Net loss	$(11,919,271)	$(17,371,475)
Accretion of redeemable common stock and common stock with registration rights to fair value	(2,158,823)	—

Loss attributable to common shareholders	$(14,078,094)	$(17,371,475)

Denominator for basic earnings per share-weighted average shares	37,735,563	17,909,903
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—
Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	37,735,563	17,909,903

Loss per common share attributable to common shareholders—basic and diluted	$(0.37)	$(0.97)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	2009	2008
Stock options	4,301,250	4,446,250
Warrants	1,160,251	709,331
Recently issued accounting pronouncements:
In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not believe adoption will have a material impact on its financial statements.
In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock for periods beginning after December 15, 2008. The objective of this Consensus is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in Statement of Financial Accounting Standards No. 133 (“SFAS 133”) Accounting for Derivative Financial Instruments and Hedging Activities, for purposes of determining whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in SFAS 133, for purposes of determining whether the instrument is within the scope of Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Consensus requires the application of a two-step approach that requires us to (1) evaluate the instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based on applying this approach to the Company’s outstanding financial instruments, the Company has determined that adoption will have no impact on its financial statements.

3.	Liquidity and management’s plans:
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through March 31, 2009 the Company experienced net losses of $29,941,523 and cash used in operations of $17,089,187. As of March 31, 2009, the Company has not emerged from the development stage and had approximately $35,000 of cash and cash equivalents. In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors (see note 12 for further information). Thru June 10, 2009, the Company has received aggregate proceeds of $3,322,000 under this arrangement and, assuming it receives no additional funds, estimates that it has sufficient funds to operate for the next ninety days, or through mid-September 2009. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
4.	SpineMedica Corp. acquisition:
On July 23, 2007, MiMedx purchased 100% of the capital stock of SpineMedica Corp. through a newly formed subsidiary, SpineMedica, LLC. SpineMedica’s results of operations and cash flows are included in the accompanying March 31, 2008 financial statements from July 23, 2007 through March 31, 2008.
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
The Series B Preferred Stock was convertible into Common Stock of MiMedx at the option of the holder at any time on a one share for one share basis, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. All preferred stock automatically was to convert to common stock upon the Company becoming a publicly traded company, an upstream merger or consolidation, a sale of substantially all the Company’s assets or the consent of holders of the majority of the then outstanding shares of Series B Preferred Stock. As a result of the Alynx merger transaction, discussed in Note 8, all Series B Preferred Stock was exchanged for New Series A Preferred Stock.

The Common Stock Warrants were exercisable at $.01 per share from January 2009 through January 2010 and were automatically cancelled under any of the following conditions:
•	Preferred Stock sales for at least $3.00 per share.
•	Sale of a controlling interest in the Company of at least $3.00 per share.
•	Issuance of securities by the Company with $2,000,000 minimum proceeds at a minimum price of $3.00 per share.
•	Trading of the Series B Preferred Stock on a national or regional exchange, quotation system, or the OTCBB at a closing price of at least $3.00 per share for 15 out of 20 days on a rolling basis.
These Common Stock Warrants were cancelled on September 30, 2007 as the result of the Series C Convertible Preferred Stock sale (Note 8).
In addition, the Company assumed 1,333,750 common stock options and 175,251 common stock warrants to the holders of an equal number of SpineMedica Corp. options and warrants in connection with the acquisition. Terms of those options and warrants are summarized as follows:

Stock options:
Exercise price	$1.80
Range of expiration dates	April 2011 – April 2017

Warrants:
Exercise price	$1.80
Expiration date	October 2010
Finally, the Company’s note receivable, related party, deferred interest income related thereto and common stock warrant in SpineMedica (recorded as investment, related party) were cancelled pursuant to this transaction.
The SpineMedica acquisition was accounted for as a purchase and is summarized as follows (in thousands $):

Purchase price components:
Common stock issued	$2,300
Preferred stock issued	7,403
Common stock warrants issued	20
Expenses incurred on acquisition	238
Cancellation of note receivable from and warrants in SpineMedica	2,049

Total consideration	$12,010

Allocation of purchase price:
Cash (acquired at closing)	$1,957
Prepaid expenses and other current assets	19
Property and equipment	464
Intangible assets (licenses — 10 year amortization period)	2,399
Deposits	34
Current liabilities	(898)

Net assets received	3,975
Goodwill	858
In-process research and development (1)	7,177

$12,010

(1)	The in-process research and development (“IPR&D”) acquired was related to two products, a cervical total disc replacement device and a posterior lumbar interbody fusion device.

Significant assumptions used in connection with the determination of the value of the IPR&D were as follows:
•	Material cash inflows from the products were anticipated to commence in the near future.
•	Material anticipated changes from historical pricing and margins were not considered as there was no history for the products. There were projected increases in expenditures associated with the products development over the historical levels in order to advance the products through any regulatory agencies.
•	The risk adjusted discount rate applied to the estimated future cash flows was 43%.
The following pro-forma information presents a summary of the Company’s consolidated results of operations as if the SpineMedica acquisition had occurred at inception (November 22, 2006):

		Period from
		Inception
	Year	(November 22, 2006)
	Ended	through
	March 31, 2008	March 31, 2009
Loss from operations	$(12,482,000)	$(33,360,000)
Net loss	$(12,073,000)	$(32,860,000)
5.	Property and equipment:
Property and equipment consist of the following at March 31,:

	2009	2008
Leasehold improvements	$793,899	$746,382
Furniture and equipment	1,192,533	897,642

	1,986,432	1,644,024
Less accumulated depreciation	(610,536)	(191,588)

	$1,375,896	$1,452,436

6.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

				Intellectual
	License	License	License	Property
	(a)	(b)	(c)	(d)	Total

April 1, 2007	$981,067	—	—	—	$981,067
Additions	—	2,399,000	2,596,000	116,000	5,111,000
Amortization	(99,601)	(203,513)	—	(5,800)	(308,914)

March 31, 2008	881,466	2,195,487	2,596,000	110,200	5,783,153
Additions	—	—	—	—	—
Amortization	(99,600)	(296,016)	(259,600)	(11,600)	(666,816)

March 31, 2009	$781,866	1,899,471	2,336,400	98,600	$5,116,337

(a)	On January 29, 2007, the Company acquired a license from Shriner’s Hospitals for Children and University of South Florida Research Foundation, Inc. which is further discussed in Note 1. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within thirty days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. This amount is not recorded as a liability as of March 31, 2009 based on its contingent nature. The Company will also be required to pay a royalty of 3% on all commercial sales revenues of the licensed products.

(b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp. (see Notes 1 and 4).

(c)	On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales. At March 31, 2009, there are no amounts accrued for this obligation due to its contingent nature.

(d)	During the year ended March 31, 2008, the Company issued 200,000 stock options valued at $116,000 for certain technologies relating to medical device designs for products used in hand surgery. The agreement also provides for royalty payments upon approval and sale of certain products (Note 11). At March 31, 2009, there are no amounts accrued for this obligation due to its contingent nature.
Expected future amortization of intangible assets is as follows:

Year ending March 31,
2010	$666,816
2011	666,816
2012	666,816
2013	666,816
2014	666,816
Thereafter	1,782,257

$5,116,337

7.	Common Stock Placements:
September 2008 Private Placement
On September 25, 2008, the Company commenced a private placement of up to 13,333,333 units (at $3.00 per unit) wherein each unit consists of one share of common stock and a warrant to purchase one share of common stock for $3.50 over a five year term (the “September 2008 Private Placement”). The Company sold 487,500 units for total proceeds of $1,462,500 under the September 2009 Private Placement.
In connection with the September 2008 Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the September 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. In addition, the terms of the sale of common stock provide that the investor has an option, for a period of six months following the purchase, to exchange the common shares for other financial instruments (including those that may require classification outside of stockholders’ equity) that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, and the contingent redemption feature (which lapsed as of March 31, 2009), the Company is required, to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, given the nature of the contingent redemption provision and the registration rights requirement, the standard required the Company to initially record the common stock at its fair value, which was accomplished with a charge to retained earnings of $1,423,823.

Upon the filing of the registration statement, the common stock with registration rights will be reclassified to stockholders’ equity, unless exchanged for other financial instrument (See Note 12, Subsequent Events).
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

On February 19, 2009 the investors exercised their right to restructure their investment (the “new transaction) as a result of the February 2009 Private Placement described below. The investors were granted an additional 682,500 shares of common stock which increased the aggregate total of common shares issued in conjunction with the September Private Placement to 1,170,000. The re-set provision in the original transaction was removed and the investors were granted registration rights, with respect to the new shares, identical to those related to the September transaction.
Additionally, the new transaction provided for the cancellation of the original 487,500 warrants and the Company issued new warrants to purchase 975,000 shares of common stock for $.73 per share. The Company deemed this transaction to be additional compensation subject to SFAS No. 123(R). Under SFAS No. 123(R) the Company recorded the $334,100 excess of the fair value of the new warrants over that of the cancelled warrants on the date of the transaction as compensation expense during the year ended March 31, 2009. The warrants met all the requirements for equity classification as noted above under EITF-00-19 and are recorded in stockholders’ equity (See Note 12, Subsequent Events).
November 2008 Private Placement
On November 21, 2008, the Company commenced a private placement of up to 30,000,000 shares of common stock at $1.00 per share (the “November 2008 Private Placement”). The Company sold 210,000 shares for total proceeds of $210,000.
In connection with the November 2008 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the November 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness of the registration statement; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, the Company was required to record the stock at its fair value, which was accomplished with a charge to retained earnings of $735,000. Upon the filing of the required registration statement, the common stock with registration rights will be reclassified to stockholders’ equity (See Note 12, Subsequent Events).

February 2009 Private Placement
In February 2009, the November 2008 Private Placement was extended under identical terms except the number of common shares offered was reduced to 15,000,000. In February and March 2009 the Company sold 525,000 shares of common stock for total proceeds of $525,000.
The Company entered into a Registration Rights Agreement, with respect to the new shares, with terms identical to those discussed above in the November 2008 Private Placement. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. The Company recorded the stock at its per share selling price, which exceeded the then per share trading price of the Company’s common stock. Upon the filing of the required registration statement, the redeemable common stock will be reclassified to stockholders’ equity (See Note 12, Subsequent Events).
8.	Stockholders’ equity:
Alynx merger transaction:
On January 29, 2008 MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alynx. The merger transaction became effective on February 8, 2008.
In accordance with the Merger Agreement, Alynx issued 52,283,090 shares of common stock to MiMedx shareholders based on a conversion rate of 3.091421 for each share of MiMedx common stock. All Preferred Stock of MiMedx (Series A, B and C) was exchanged for a Series A Preferred Stock of Alynx based on a conversion rate of one share of Alynx Series A Preferred Stock for every five shares of MiMedx Preferred Stock . The Alynx Series A preferred stock was convertible into common stock and contained no cash redemption features. On March 31, 2008, all of the Alynx Series A Preferred Stock shares were converted into common shares of the Company at a rate of five shares of Common Stock of the Company for every one share of Series A Preferred Stock of Alynx.
The Company incurred approximately $1,870,000 of merger costs related to the merger acquisition. These costs, (including 205,851 shares of common stock which had a value of approximately $1,126,000) are included in general and administrative expenses in the statement of operations for the year ended March 31, 2008.
Because Alynx had de minimus operations, the merger transaction was accounted for as a reverse acquisition (recapitalization) whereby MiMedx was deemed to be the acquirer for accounting purposes.
Reverse Stock Split:
On March 31, 2008, with shareholder approval, the Company affected a reverse stock split. Each share of common stock was converted into .3234758 shares of post reverse split shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

Conversion of Alynx Series A Preferred Stock:
The following series of preferred stock were issued prior to the Alynx merger transaction and, as previously discussed, were all redeemed through the issuance of Alynx Series A Preferred Stock:
Preferred Series A stock:
During the period ended March 31, 2007, MiMedx issued 11,212,800 shares of Series A Convertible Preferred Stock for $13,097,194 ($14,016,000 net of $918,806 transaction expenses). Additionally, the placement agent received detachable warrants to acquire up to 524,080 shares of the Company’s common stock at $1.25 per share with a fair value of $183,428 on the date of issuance. In April 2008, the placement agent executed a cashless exercise of these warrants and the Company issued 417,594 shares of common stock.
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
Registration rights agreements:
On February 9, 2009, all shares subject to registration rights agreements became eligible for sale pursuant to Rule 144, other than those associated with the September and November 2008 and February 2009 Private Placements discussed in Note 7.

Stock incentive plan:
The Company has three share-based compensation plans (the “2006 Plan”, “Assumed 2007 Plan” and “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2009 totaled 1,041,250 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 5,500,000 at March 31, 2009.
Activity with respect to the stock options is summarized as follows:

		Range of	Weighted-
		Exercise	average Exercise	Intrinsic
	Shares	Prices	Price	Value

Balance at November 22, 2006	—	$—	$—
Granted	410,000	.0001 – 1.00	.66

Outstanding at March 31, 2007	410,000	.0001 – 1.00	.66

Exercisable at March 31, 2007	177,500	.0001 – 1.00	.80

Granted	3,302,500	1.00 – 5.44	2.50
Assumed in business combination	1,333,750	1.80	1.80
Expired	(600,000)	1.80 – 2.40	1.93

Outstanding at March 31, 2008	4,446,250	.0001 – 5.44	2.20

Exercisable at March 31, 2008	2,036,667	$.0001 – 5.44	$1.91

Granted	1,100,000	.73 – 5.38	.94
Cancelled	(1,187,500)	.0001 – 5.44	3.29
Exercised	(57,500)	.0001	.0001

Outstanding at March 31, 2009	4,301,250	.0001 – 5.44	$1.60	$18,000

Exercisable at March 31, 2009	3,208,749	.0001 – 5.44	$1.64	$11,500

The intrinsic value of options exercised during the year ended March 31, 2009 was approximately $259,000.
Following is a summary of stock options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 – 1.00	2,195,000	6.27	$.85	1,517,916	$.85
1.80 – 2.40	1,906,250	5.31	2.07	1,528,333	2.01
5.38 – 5.44	200,000	5.19	5.43	162,500	5.44

	4,301,250	5.79	1.60	3,208,749	1.64

A summary of the status of the Company’s unvested stock options as of March 31, 2009, and changes during the year ended March 31, 2009, is presented below:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2008	2,409,583	.49

Granted	1,100,000	.63
Vested	(1,532,500)	.50
Cancelled	(884,582)	1.65

Unvested at March 31, 2009	1,092,501	.55

Total unrecognized compensation expense at March 31, 2009 was approximately $402,000 and will be charged to expense through February 2012.
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
The assumptions used in calculating the fair value of options using the Black-Scholes option-pricing model are set forth in the following table:

	Year Ended	Period Ended
	March 31, 2009	March 31, 2008
Dividend yield	0%	0%
Expected volatility	68.85 – 76.90%	45.53% to 64.97%
Risk free interest rates	1.89 – 3.11%	2.24% to 5.10%
Expected lives	5.75 – 6 years	2.75 to 5 years
The weighted-average grant date fair value for options granted during the years ended March 31, 2009 and 2008 was approximately $.63 and $1.07, respectively.
Warrants:
The Company grants common stock warrants in connection with equity shares purchases by investors as an additional incentive for providing long term equity capital to the Company and as additional compensation to consultants and advisors. The warrants are granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances. The warrants have been issued for terms of five years.

Common Stock warrants issued, redeemed and outstanding during the years ended March 31, 2009 and 2008 are as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2007	524,080	$1.25
Warrants assumed by MiMedx on July 23, 2007 (Note 4)	175,251	1.80
Warrants issued on July 23, 2007 (Note 4)	5,922,398	.01
Warrants cancelled during the year ended March 31, 2008 (Note 4)	(5,922,398)	.01
Warrants issued during the year ended March 31, 2008	10,000	3.00

Warrants outstanding at March 31, 2008	709,331	1.41
Cashless exercise of warrants (417,594 shares of common stock issued)	(524,080)	(1.25)
Warrants issued in connection with private placement of common stock (Note 7)	975,000	.73

Warrants outstanding at March 31, 2009	1,160,251	$.91

Warrants outstanding at March 31, 2009 consist of the following:

Issued in connection with private placement discussed in Note 7 ($.73 exercise price); expire February 2014	975,000
Assumed by the Company in connection with acquisition of SpineMedica Corp. in July 2007 ($1.80 exercise price); expire October, 2010	175,251
Service provided by consultant in October, 2007 ($3.00 exercise price); expire October, 2012	10,000

Total warrants outstanding at March 31, 2009	1,160,251

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased ; or
•	election by the holder to exchange the warrant (or portion thereof) for that number of shares equal to the product of (a) the number of shares issuable upon exercise of the warrant (or portion) and (b) a fraction, (x) the numerator of which is the market price of the shares at the time of exercise minus the warrant exercise price per share at the time of exercise and (y) the denominator of which is the market price per share at the time of exercise.
These warrants are not mandatorily redeemable, do not obligate the Company to repurchase its equity shares by transferring assets or issue a variable number of shares.

The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.
All of our warrants are classified as equity as of March 31, 2009.
9.	Income taxes:
Significant items comprising the Company’s deferred tax assets and liabilities are as follows at March 31,:

	2009	2008
Deferred tax assets:
Share-based compensation expense	$678,000	$398,000
Furniture, software and equipment	283,000	283,000
Accrued expenses	14,000	51,000
Net operating loss carryforward	9,266,000	5,251,000

	10,241,000	5,983,000

Deferred tax liabilities:
Intangible assets	(78,000)	(78,000)

Net deferred tax assets	10,163,000	5,905,000

Valuation allowance	(10,163,000)	(5,905,000)

	$—	$—

The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows at March 31:

	2009	2008
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.96%	3.96%
Acquisition adjustment	—%	17.08%
Permanent difference	(2.24%)	(22.45%)
Valuation allowance	(35.72%)	(32.59%)

	—%	—%

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $24,400,000 at March 31, 2009. The loss carry forwards expire in 2029. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.
Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. At this time the Company has not yet determined whether some of the loss carryforwards may be subject to these limitations.

10.	Related party transactions:
Related party expense:
The Company incurred expenses of approximately $55,000 and $105,000 during the years ended March 31, 2009 and 2008, respectively, related to aircraft use from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
The Company incurred expenses of approximately $25,000 during each of the years ended March 31, 2009 and 2008 related to the lease of office space from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
The company incurred expenses of approximately, $23,000 during the year ended March 31, 2009 related to administrative fees provided by an entity owned by the current Chairman of the Board.
The Company incurred no expenses during the year ended March 31, 2009 and approximately $290,000 during the year ended March 31, 2008 for legal fees provided by an entity in which one of our Board Members serves as a partner.
All the above related party expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.
11.	Commitments:
Consulting agreements:
The Company has entered into consulting agreements with individuals to provide consulting and advisory services to the Company. The agreements provide for terms of three years.
At March 31, 2009 the minimum future consulting payments due under non-cancellable consulting agreements with remaining terms in excess of one year are as follows:

Years ending March 31,
2010	$305,000
2011	62,000

Total minimum payments	$367,000

Under one consulting agreement the Company will also be required to pay a royalty upon approval and sale of certain products (Note 6).
Employment agreements:
The Company has entered into employment agreements with terms ranging from one to three years. At March 31, 2009 the minimum future employment payments due under these agreements are as follows:

Years ending March 31,
2010	$888,000
2011	244,000
2012	206,000

Total minimum payments	$1,338,000

Leases:
The Company leases office space in Tampa, Florida and Marietta, Georgia. These leases expire during 2013 and 2012, respectively.

Future minimum lease payments under these operating leases are as follows:

Years ending March 31,
2010	$279,000
2011	285,000
2012	190,000
2013	56,000

Total minimum payments	$810,000

Rent expense on all operating leases for the years ended March 31, 2009 and 2008, was approximately $277,000 and $162,000, respectively.
12.	Subsequent Events:
In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors. Thru June 10, 2009, the Company has received aggregate proceeds of $3,322,000. The aggregate proceeds include $250,000 of Notes sold to the Chairman of the Board, President and CEO, and $150,000 of Notes sold to one other director.
In total, the notes are convertible into up to 6,644,000 shares of common stock at $.50 per share (a) at any time upon the election of the holder of the note; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at not less than $1.50 for not less than twenty (20) consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Notes mature in 3 years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Notes are secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc. (a wholly-owned subsidiary of the Company), excluding the membership interest in SpineMedica LLC held by MiMedx, Inc. The Notes shall be junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 hereafter incurred by the Company.
In connection with the above offering, the Company will pay a placement fee equal to 7% of the proceeds of the Notes sold to the placement agent’s clients and issue to the placement agent 5 year warrants to purchase such number of shares of Common Stock of the Company as shall equal 8% of the number of shares of Common Stock into which the securities sold in the private placement to the placement agent’s clients are convertible. The warrants carry an exercise price of $.50 per share.
On June 4, 2009 the Company’s Board of Directors agreed to issue additional shares of its common stock, to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company during the year ended March 31, 2009 when it was most in need of funding and to enable the Company’s future fundraising efforts. The investors include Charles E. Koob, a Director of the Company, and companies controlled by Parker H. Petit, the Company’s Chief Executive Officer. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the Board of Directors required that the investors waive certain registration rights otherwise available with respect to the shares issued in the private placements. The Company will issue 2,490,000 additional shares as a result of this decision.
The Common Stock was offered and sold solely to accredited investors in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria.
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this report:
(1)	Financial Statements

(2)	Financial Statement Schedules
None
(3)	Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified.
(b)	Exhibits

Exhibit
Number		Description

3.1	(3)	Articles of Incorporation of MiMedx Group, Inc.
3.2	(3)	Bylaws of MiMedx Group, Inc.
4.1	(1)	Amended and Restated Registration Rights Agreement dated July 23, 2007 between MiMedx, Inc. and the holders of Preferred Stock
4.3	(1)	Form of Warrant to purchase MiMedx common stock
10.1	(1) *	MiMedx, Inc. 2006 Stock Incentive Plan
10.1	(1) *	Declaration of Amendment to MiMedx, Inc. 2006 Stock Incentive Plan
10.2	(1) *	Form of Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan, including a list of officers and directors receiving options thereunder
10.3	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan, including a list of officers and directors receiving options thereunder
10.6	(1) *
Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan), including a list of officers and directors receiving options thereunder

10.7	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
10.8	(1) *	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.9	(1) *	Declaration of Amendment to MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.10	(1) *	Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.11	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.12	(1)	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement
10.15	*(1)	Employment Agreement between MiMedx, Inc. and Matthew J. Miller
10.18	*(1)	Employment Agreement between MiMedx, Inc. and Thomas Koob, Ph.D.
10.21	(1)	Sublease Agreement between MiMedx, Inc. and The Gorlin Companies, LLC dated April 1, 2007
10.22	(1)	Lease Agreement between MiMedx, Inc. and the Andrews Institute Medical Park, LLC dated June 12, 2007
10.23	(1)	Lease between MiMedx, Inc. and University of South Florida Research Foundation, Incorporated dated March 6, 2007
10.24	(1)	Amendment to Lease Agreement between MiMedx, Inc. and the Andrews Institute Medical Park, LLC dated June 12, 2007
10.26	(1)	Consulting Agreement between MiMedx, Inc. and James Andrews, M.D.
10.27	(7)	Consulting Agreement between MiMedx, Inc. and Thomas Graham, M.D.
10.28	(1)	Consulting Agreement between MiMedx, Inc. and Joseph Story, M.D.
10.29	(1)	Form of MiMedx, Inc. Physician Advisory Board Consulting Agreement
10.30	(1)	Joint Development Agreement between MiMedx, Inc. and Offray Specialty Narrow Fabrics, Inc. dated October 18, 2007
10.31	(1)	Collaborative Research and Evaluation Agreement between MiMedx, Inc. and Regeneration Technologies, Inc. dated November 1, 2007
10.32	(1)	Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007

Exhibit
Number		Description

10.33	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 12, 2005
10.34	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp. dated August 12, 2005
10.35	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.36	(1)	First Amendment Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.37	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp dated August 13, 2007
10.38	(1)	Acknowledgement of Georgia Tech Research Corporation dated August 12, 2005
10.39	(1)	License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated March 5, 1998
10.40	(1)	First Amendment to License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated November 18, 1998
10.41	(1)	Second Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC (f/k/a Restore Therapeutics, Inc.) dated February 28, 2005
10.42	(1)	Third Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC dated August 12, 2005
10.43	(1)	Assignment of Invention and Non-Provisional Patent Application from David N. Ku to SpineMedica Corp. dated August 11, 2005
10.44	(1)	Assignment of Invention and Non-Provisional Patent Application from SaluMedica, LLC to SaluMedica, LLC dated August 12, 2005
10.45	(1)	Form of SpineMedica, Corp. Employee Proprietary Information and Inventions Assignment Agreement
10.46	(1)	Purchase Agreement between SpineMedica Corp. and SaluMedica, LLC dated March 12, 2007
10.47	(1)	Letter Agreement between MiMedx, Inc. and SaluMedica, LLC dated June 26, 2007
10.48	(1)	Materials Transfer Agreement dated March 28, 2007 between Kensey Nash Corporation and MiMedx, Inc.
10.49	(1)	Materials Transfer Agreement dated June 7, 2007 between Kensey Nash Corporation and MiMedx, Inc.
10.50	(1)	Industrial Lease Agreement between SpineMedica Corp. and Franklin Forest Investors, LLC dated April 25, 2007
10.51	(1)	Sublease and Agreement dated April 9, 2007 between CCA Global Partners, Inc. (f/k/a Carpet Co-op of America Association) and SpineMedica, Corp. & Landlord consent
10.52	(5)	Investment Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.53	(5)	Technology License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.54	(5)	Trademark License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.57	(7)*	Assignment and Assumption of Employment Agreement of Steve Gorlin between MiMedx Group, Inc. and MiMedx, Inc. dated June 20, 2008
10.60	(7)*	Assignment and Assumption of Employment Agreement of Matthew J. Miller between MiMedx Group, Inc. and MiMedx, Inc. dated June 23, 2008
10.63	(7)*	Consulting Agreement between SpineMedica Corp. and Ronald DeWald, M.D.
10.64	(7)*	Form of SpineMedica Corp. Physician Advisory Board Consulting Agreement
10.65	(8)	Form of Indemnification Agreement
10.66	(8)*	Declaration of Amendment to Alynx, Co. Assumed 2006 Stock Incentive Plan (formerly the MiMedx, Inc. 2006 Stock Incentive Plan)
10.67	(9)*	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.68	(10)*	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.69	(10)*	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.70	(11)*	Amendment to Employment Agreement of Matthew Miller, dated September 25, 2007
10.71	(12)	Form of Subscription Agreement
10.72	(12)	Form of 3% Convertible Senior Secured Promissory Note
10.73	(12)	Form of Security and Intercreditor Agreement
14.1	(13)	Code of Business Conduct and Ethics
21.1	(1)	Subsidiaries of MiMedx Group, Inc.
23.1	#	Consent of Independent Registered Public Accounting Firm
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

Exhibit
Number		Description

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith
All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 8-K filed February 8, 2008

(2)	Schedule 14A filed March 10, 2008

(3)	Form 8-K filed April 2, 2008

(4)	Form 8-K filed February 25, 2008

(5)	Form 8-K filed April 4, 2008

(6)	Form 8-K filed May 29, 2008

(7)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 10-K for the year ended March 31, 2008

(8)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K on July 15, 2008

(9)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on August 29, 2008

(10)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K on September 4, 2008

(11)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Form 10-Q for the quarter ended June 30, 2008

(12)	Exhibits 10.71, 10.72, and 10.73 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3 respectively, to Registrant’s Form 8-K filed May 5, 2009

(13)	Form 8-K filed May 1, 2008
The agreements identified in this report as exhibits are between and among the parties to them, and are not for the benefit of any other person. Each agreement speaks as of its date, and the Company does not undertake to update them, unless otherwise required by the terms of the agreement or by law. As permitted, the Company has omitted some disclosure schedules because the Company has concluded that they do not contain information that is material to an investment decision and is not otherwise disclosed in the agreement or this report. Omitted schedules may nevertheless affect the related agreement. The agreements, including the Company’s representations, warranties, and covenants, are subject to qualifications and limitations agreed to by the parties and may be subject to a contractual standard of materiality, and remedies, different from those generally applicable or available to investors and may reflect an allocation of risk between or among the parties to them. Accordingly, the representations, warranties, covenants of the Company contained in the agreements may not constitute strict representations of factual matters or absolute promises of performance. Moreover, the agreements may be subject to differing interpretations by the parties, and a party may, in accordance with the agreement or otherwise, waive or modify the Company’s representations, warranties, or covenants.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2009	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Culumber Michael J. Culumber
Acting Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Parker H. Petit	Chief Executive Officer	June 15 , 2009
Parker H. Petit	(principal executive officer)

/s/ Michael J. Culumber	Chief Financial Officer	June 15, 2009
Michael J. Culumber	(principal financial and accounting officer)

/s/ Steve Gorlin Steve Gorlin	Director	June 15, 2009

/s/ Kurt M. Eichler Kurt M. Eichler	Director	June 15, 2009

/s/ Charles E. Koob Charles E. Koob	Director	June 15, 2009

/s/ Larry W. Papasan Larry W. Papasan	Director	June 15, 2009

/s/ A. Kreamer Rooke, Jr. A. Kreamer Rooke, Jr.	Director	June 15, 2009

Exhibit Index

Exhibit
Number	Description

23.1 #	Consent of Independent Registered Public Accounting Firm
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith