Form 10-K/A
period 2009-03-31
MIMEDX GROUP, INC.
filed 2009-07-29
CIK 1376339

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
There were 41,734,628 shares of Common Stock outstanding as of July 17, 2009.
Documents Incorporated by Reference
None.

i

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No. 1”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended March 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2009 (the 2009 Form 10-K”). The primary purpose of this Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2009 Form 10-K, which we originally intended to incorporate by reference from our 2009 definitive proxy statement. On the cover page of this Amendment No. 1, we have also corrected the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Change”).
This Amendment No. 1 has no effect on our consolidated statements of operations, statements of cash flows or balance sheets.
This Amendment No. 1 is limited in scope to Items 10-14 of Part III and the Cover Page Change, and does not amend, update or change any other items or disclosures contained in the 2009 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2009 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2009 Form 10-K except with respect to Items 10-14 of Part III and the Cover Page Change contained in this Amendment No. 1, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.
As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers, including their ages, as of July 17, 2009.

Name	Age	Position
Parker H. “Pete” Petit	69	Chairman of the Board, Chief Executive Officer and President
Michael J. Culumber	46	Acting Chief Financial Officer
Thomas J. Koob, Ph.D.	60	Chief Scientific Officer of MiMedx, Inc.
Matthew J. Miller	39	Executive Vice President, Business Development
Louise Focht	51	Senior Vice President Product Development
Rebeccah Brown, Ph.D.	36	Chief Operating Officer and Executive Vice President
Steve Gorlin	72	Director
Kurt M. Eichler*	52	Director
Charles E. Koob	64	Director
Larry W. Papasan*	68	Director
Andrew K. Rooke, Jr.	25	Director

*	Members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors (the “Board”).
Parker H. “Pete” Petit, age 69, joined the Company as Chairman of the Board, Chief Executive Officer and President in February 2009. Prior to joining the Company, Mr. Petit was the Chairman and CEO of Matria Healthcare, Inc., which was sold to Inverness Medical Innovations, Inc. in May 2008. Matria Healthcare was a former subsidiary of Healthdyne, Inc., which Mr. Petit founded in 1971. Mr. Petit served as Chairman and CEO of Healthdyne and some of its publicly traded subsidiaries after Healthdyne became a publicly traded company in 1981. Mr. Petit received his bachelor’s degree in Mechanical Engineering and Master of Science degree in Engineering Mechanics from Georgia Tech and an MBA degree in Finance from Georgia State University. At Georgia Tech, Mr. Petit funded a professorial chair for “Engineering in Medicine”, endowed the Petit Institute for Bioengineering and Bioscience, and assisted with the funding of the Biotechnology Building which bears his name. At Georgia State University, he assisted with the funding of the Science Center building which also bears his name. In 1994, he was inducted into the Technology Hall of Fame of Georgia. In 2007, he was inducted into the Georgia State Business Hall of Fame. Mr. Petit has previously served as a member of the Board of Directors of the Georgia Research Alliance which is chartered by the State of Georgia to promote high technology and scientific development in the State. He serves as a member of the Board of Directors of Intelligent Systems Corporation [AMEX: INS].
Michael J. Culumber, age 46, was appointed Acting Chief Financial Officer of MiMedx Group, Inc. in February 2009. Mr. Culumber joined the Company in May 2008 and previously served as the Chief Financial Officer of MiMedx, Inc, one of the Company’s operating subsidiaries which was acquired in a merger with our predecessor company in February 2008 (the “Merger”). He has an extensive background providing financial and accounting service for over 23 years. From November 2006 until joining the Company, Mr. Culumber provided financial and accounting consultation to Fortune 500 companies as well as emerging businesses. From August 2005 thru October 2006, he served as the Director of Finance for Masonite International. Prior to that, Mr. Culumber spent 19 years in the Public Accounting field, most notably 17 years, with KPMG, LLP, in Tampa, Florida. Mr. Culumber is a Certified Public Accountant and holds a Masters in Business Administration degree from Florida Southern College.
Thomas J. Koob, Ph.D., age 60, is Chief Scientific Officer of MiMedx, Inc. and the inventor of the patents that are the basis of its license agreement with Shriners Hospital for Children and the University of South Florida. Dr. Koob has served as the Chief Scientific Officer of MiMedx, Inc. since March 2007. He received his Ph.D. in Biochemistry from Washington University School of Medicine in St. Louis. He completed four years of post-doctoral training at Harvard Medical School and four years of specialty training in the Laboratory of Skeletal Disorders, Department of Orthopedics at Children’s Hospital Medical Center in Boston. As Section Chief of Skeletal Biology at Shriners Hospital for Children in Tampa, a position he held from June 1992 to August 2006, he developed and patented a core technology now licensed to MiMedx, Inc. He has published over 125 biomedical and biological articles and 12 book chapters. Dr. Koob is the brother of Charles E. Koob, who is one of our directors.

Matthew J. Miller, age 39, has served as our Executive Vice President since March 2008. He previously served as Executive Vice President of MiMedx, Inc. from September 2007 through February 2008 and President of MiMedx, Inc. from November 2006 through August 2007. From June 2005 through June 2006, he was the President and a Director of SpineMedica Corp., which he co-founded with Steve Gorlin, one of the Company’s directors. From December 2002 to December 2005, Mr. Miller served as the Vice President of DARA BioSciences, Inc. Mr. Miller holds a Masters in Business Administration from the University of Cincinnati, Lindner School of Management and a Master’s Degree in English Rhetoric.
Louise Focht, age 51, is Senior Vice President, Product Development. Ms. Focht joined MiMedx in November 2007. She has over 22 years of orthopedic experience, spending the last 15 in extremities. Ms. Focht has held engineering, quality assurance, research and product development positions with Sutter Corporation, Avanta Orthopedics, Futura Biomedical and Nexa Orthopedics. She was President of Avanta Orthopedics from 1999 to 2002 and a founder of Nexa Orthopedics. She was responsible for the introduction of 14 new extremities products, and is considered an industry expert in regulatory affairs. Ms. Focht has been a board member of the Orthopedic Surgical Manufacturers Association and the American Foundation for Surgery of the Hand. Ms. Focht holds a B.S. in Mechanical Engineering from San Diego State University.
Rebeccah Brown, Ph.D., age 36, has served as the Chief Operating Officer, Executive Vice President, and Secretary of SpineMedica, LLC, another of the Company’s operating subsidiaries, since November 2007. Dr. Brown joined SpineMedica Corp., the predecessor to SpineMedica, LLC, in September 2005 and held various positions, including Secretary, Vice President of Operations, Director of Research and Development, and Director of Project Management. Before joining SpineMedica Corp., Dr. Brown worked as a project manager and staff engineer at SaluMedica, LLC. Dr. Brown also worked with SaluMedica, LLC in her capacity as a graduate student at the Georgia Institute of Technology, where her research focused on the durability of orthopedic devices. Dr. Brown holds a Ph. D. and M. S. from the Georgia Institute of Technology, where she was a National Science Foundation Graduate Research Fellow, and an S.B. in Mechanical Engineering from the Massachusetts Institute of Technology. Dr. Brown also previously worked at Centerpulse in Winterthur, Switzerland as a research engineer and at Hewlett-Packard as a product/process engineer.
Steve Gorlin, age 72, serves as a Director on our Board. He served as Chairman of the Board and a Director of Alynx Co., (“Alynx”), the Company’s predecessor, during February 2008, and MiMedx Group, Inc. from March 2008 to February 2009. Mr. Gorlin served as Chairman of MiMedx, Inc. from its inception in November 2006 to February 2009. Mr. Gorlin continues to serve as an employee of the Company as an advisor to Mr. Petit and in connection with the Company’s efforts to raise additional capital. Over the past 25 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc., Theragenics Corporation, CytRx Corporation, Medicis Pharmaceutical Corporation, EntreMed, Inc., Surgi-Vision, Inc., DARA BioSciences, Inc. (NasdaqCM:DARA), SpineMedica Corp., and Medivation, Inc. (NasdaqGM: MDVN). Mr. Gorlin served as the Chairman of the Board of Directors and Chief Executive Officer of DARA BioSciences, Inc. from July 2002 to January 2007, and continued to serve as Co-Chairman of the Board of Directors until January 2009. Mr. Gorlin also currently serves on the Board of Directors of the following private companies: Nano Technology Corporation, Surgi-Vision, Inc., and Simtrol, Inc. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and presently serves on the board of The Johns Hopkins Alliance for Science and Technology Development and the board of the Andrews Foundation for Research and Education. He also founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc., and Judicial Correction Services, Inc. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He also serves on the Board of Directors of the Mercy and Sharing Foundation.

Kurt M. Eichler, age 52, serves on our Board. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Eichler is employed by LCOR Incorporated, a multi-billion dollar real estate investment and development company, where he has worked since 1981 and is currently serving as Principal and Executive Vice President in charge of operations of the metropolitan New York region. Mr. Eichler also serves on LCOR’s Executive Committee. Previously, Mr. Eichler worked for Merrill Lynch, Hubbard in the Real Estate Debt and Equity Finance Group. In 1981, he joined The Linpro Company (the predecessor to LCOR) as Director of Commercial and Industrial Operations for the suburban Philadelphia area. In 1983, he became Operating Partner in the Center City Philadelphia Office of Linpro. In 1988, he relocated to Northern New Jersey, where he was responsible for the firm’s new development and asset management activities in the market. During his tenure at LCOR, Mr. Eichler has assumed responsibility for the acquisition, development, management and sale of millions of square feet of real estate, including urban and suburban office properties, multifamily rental communities and a $1.4 billion airline terminal redevelopment project at John F. Kennedy International Airport. Among the other major developments on which Mr. Eichler has worked are 101 Hudson in Jersey City, New Jersey, a 1.2 million-square-foot, 42-story office tower; and the Foley Square Federal Office Building in New York City, a 974,000 square-foot, 34-story office tower for the US Attorney’s office, the Environmental Protection Agency and the Internal Revenue Service. Currently, Mr. Eichler is also an investor in several biotech companies.
Charles E. (“Chuck”) Koob, age 64, serves on our Board. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Koob joined the law firm of Simpson Thacher & Bartlett, LLP in 1970 and became a partner in 1977. He retired from that firm on January 1, 2007. While at that firm, Mr. Koob was the co-head of the Litigation Department and served on the Firm’s Executive Committee. Mr. Koob specialized in competition, trade regulation and antitrust issues. Throughout his 37-year tenure, he represented clients before the Federal Trade Commission, the Antitrust Division of the Department of Justice, and numerous state and foreign competition authorities. His résumé includes the representation of Virgin Atlantic Airways, Archer Daniels Midland, and Kohlberg Kravis Roberts and Co. He received his B.A. from Rockhurst College in 1966 and his J.D. from Stanford Law School in 1969. In addition to his practice, Mr. Koob is trustee of the Natural Resources Defense Council, and is the co-chair of the Steering Committee for the current campaign for Stanford Law School. Mr. Koob is the brother of Dr. Thomas J. Koob, Chief Scientific Officer of MiMedx, Inc.
Larry W. Papasan, age 68, serves on our Board. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Papasan has been a Director and Chairman of the Board of Directors of BioMimetic Therapeutics, Inc. (NasdaqGM:BMTI) since August 2005. BioMimetic Therapeutics, Inc. is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. From July 1991 until his retirement in May 2002, he served as President of Smith & Nephew Orthopaedics. Mr. Papasan has also served as a member of the Board of Directors of Reaves Utility Income Fund (NasdaqCM:UTG), a closed-end management investment company, since February 2003 and of Triumph Bankshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a Director of SSR Engineering, Inc., and AxioMed Spine Corporation. Since January, 2009 Mr. Papasan has served as a member of the Board of Directors of ExtraOrtho, Inc.
Andrew K. “Kreamer” Rooke, Jr., age 25, serves on our Board. He became a Director of MiMedx Group, Inc. in February 2009. Mr. Rooke is an investor in the Company and worked directly with the Chairman of the Company from January 2007 to June 2008, during which time he advised on the acquisition of SpineMedica Corp. and aided in the Company’s emergence into the public markets. During this time, he also worked with the Gorlin Companies, assisting in the management and capitalization of portfolio companies and new investment opportunities. Prior to joining Larsen MacColl Partners, a private equity firm located in Pennsylvania in July 2009, Mr. Rooke handled his family’s private investments and company’s affairs. From July 2008 to November 2008, Mr. Rooke worked as an Investment Banking Analyst in the Global Healthcare Group of Collins Stewart, Inc. He has worked with over eight different companies, across several industries, on either a consulting or full-time basis and has initiated the investment of more than $25 million in lower/middle market opportunities. From 2003 to 2006, Mr. Rooke studied at the University of Pennsylvania, where he received a bachelor’s degree in Economics.
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

Based solely on the Company’s review of the copies of Forms 3, 4 and 5 the Company believes that during fiscal 2009, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock, with the exception of Mr. Petit and Dr. Thomas J. Koob who each failed to timely file one filing on one transaction, Mr. Charles E. Koob who failed to timely file two filings for one transaction each and Mr. Rooke who failed to timely file two filings, one related to his appointment as director and the other related to the grant of options in conjunction with his appointment as director. All filings have now been made.
Code of Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal accounting officer), controller, and persons performing similar functions. A copy is posted on our website at www.mimedx.com. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that require disclosure under applicable law, SEC rules or applicable listing standards, we intend to disclose the amendment on our website.
Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.
Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors
We established our Nominating and Corporate Governance Committee in April 2008. Its membership currently consists of Mr. Kurt M. Eichler and Mr. Larry W. Papasan. The charter for this Committee requires that it annually present to the Board a list of individuals, who meet the criteria for Board membership, recommended for nomination for election to the Board at the annual meeting of stockholders and also consider suggestions received from stockholders regarding director nominees in accordance with any procedures adopted from time to time by the Nominating and Corporate Governance Committee. The charter for the Nominating and Corporate Governance Committee is posted on our website at www.mimedx.com.
No material changes have been made to the procedures by which our shareholders may recommend nominees to our Board since we last described these procedures in the Form 10-K/A filed with the SEC on July 29, 2008.
Audit Committee and Audit Committee Financial Expert
We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. However, our goal is to comply with the rules of the American Stock Exchange (“AMEX”), which require that as a “smaller reporting company,” as that term is defined in Item 10(f)(1) of Regulation S-K, the Audit Committee of the Board be comprised of at least two members, all of whom qualify as “independent” under the criteria set forth in Rule 10 A-3 of the Exchange Act.
We established an Audit Committee comprised of three independent members of our Board of Directors in April 2008. We currently have two members on our Audit Committee; Larry W. Papasan (Chairman) and Kurt M. Eichler, and one vacancy which was created by the resignation of one of our directors in June 2009. The Board has determined that Mr. Papasan is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of SEC Regulations S-K. The charter for the Audit Committee is posted on our website at www.mimedx.com.
As part of its duties, the Audit Committee:
•	Oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements,
•	Reviews the Company’s financial statements with management and the Company’s outside auditors, and recommends to the Board whether the audited financial statements should be included in the Company’s report on Form 10-K;

•	Establishes policies and procedures to take, or recommends that the full Board take, appropriate action to oversee the independence of the outside auditors.
•	Establishes policies and procedures for the engagement of the outside auditors to provide permitted non-audit services;
•	Takes responsibility for the appointment, compensation, retention, and oversight of the work of the Company’s outside auditors and recommends their selection and engagement;
•	Ensures that the outside auditors report directly to the Audit Committee;
•	Reviews the performance of the outside auditors and takes direct responsibility for hiring and, if appropriate, replacing any outside auditor failing to perform satisfactorily;
•	Provides, as part of the Company’s proxy filed pursuant to SEC regulations, the report required by SEC regulations; and
•	Establishes procedures for handling complaints received by the Company regarding accounting, internal accounting controls, or auditing matters.

Item 11. Executive Compensation
We established our Compensation Committee in April 2008. Its membership currently consists of Kurt M. Eichler (Chairman), and Larry W. Papasan. The Board of Directors has determined that each of the members is “independent.” The charter for the Compensation Committee is posted on our website at www.mimedx.com.
Summary of Compensation
The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officers during fiscal 2009 and our two most highly compensated Executive Officers other than the individuals who served as our Principal Executive Officers during fiscal 2009 (collectively the “named Executive Officers”). The compensation indicated includes compensation paid by MiMedx, Inc. prior to its acquisition by Alynx.
Summary Compensation Table

					Stock	Option	All Other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)
Parker H. “Pete” Petit	2009	22,212		—	—	349,125	—	371,337
Chairman of the Board, CEO & President	2008	—		—	—	—	—	—

Thomas W. D’Alonzo	2009	164,150		—	—	16,013	—	180,163
Former Chief Executive	2008	175,000		10,000	—	21,875	—	206,875
Officer (resigned effective Feb. 24, 2009)

Thomas J. Koob, Ph.D.	2009	183,750		—	—	14,848	—	198,598
Chief Scientific Officer, Mimedx, Inc.	2008	175,000		10,000	—	24,085	—	209,085

Rebeccah Brown, Ph.D.	2009	179,840		—	—	18,633	—	198,473
Chief Operating Officer, Executive Vice President, and Secretary of SpineMedica, LLC	2008	112,925	(1)	5,000	—	19,712	36,000	173,637

(1)	Excludes $46,500 paid by SpineMedica Corp., which was acquired in July 2007.
Employment and Consulting Arrangements
The material terms of employment arrangements with the named executive officers are described below:
Employment Arrangement with Mr. Parker H. “Pete” Petit
Upon joining the Company in February 2009, Mr. Petit was awarded a base salary of $225,000 and granted 1 million options which vest 70% on the grant date and 15% on each of the next one-year anniversaries. There is no employment agreement between the Company and Mr. Petit. Mr. Petit has had discussions with the Board of Directors and the Compensation Committee, however, at this point no formal agreement has been consummated.

Employment Agreement with Mr. Thomas W. D’Alonzo
MiMedx, Inc. entered into a three-year, part-time employment agreement dated March 1, 2007 with Thomas W. D’Alonzo, its then-current Chief Executive Officer, which was assigned to, and assumed by, MiMedx Group, Inc. on June 21, 2008. Pursuant to this agreement Mr. D’Alonzo was entitled to a base salary of $175,000 per year, subject to annual review. Effective April 1, 2008, the annual base salary for Mr. D’Alonzo became $182,000. Mr. D’Alonzo was eligible for bonus payments and stock option grants as determined by our Board and entitled to receive the standard benefits generally available to other members of senior management. Upon his resignation in February 2009, Mr. D’Alonzo received no additional payments.
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
Employment Arrangement with Dr. Rebeccah Brown
Dr. Brown currently receives a salary of $182,160 and has no formal employment agreement although she has been awarded stock option grants as determined by our Board and has been entitled to receive the standard benefits generally available to other members of senior management.

No Pension Benefits or Nonqualified Deferred Compensation
Our named executive officers are not entitled to pension benefits or nonqualified deferred compensation from the Company.
The following table sets forth information regarding all individual grants of plan-based awards granted to named executive officers in fiscal 2009.
Grants of Plan-Based Awards

All Other
		Option Awards:		Grant Date
		Number of	Exercise or	Fair Value
		Securities	Base Price of	of Stock and
		Underlying	Option	Option
		Options	Awards	Awards
Name	Grant Date	(#)	($/Sh)	($)

Parker H. “Pete” Petit	2/24/09	1,000,000	.73	490,000

Equity Awards Outstanding
The following table sets forth information regarding all outstanding equity awards held by named executive officers at March 31, 2009.
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number				Equity Incentive
	of		Number of		Plan Awards:
	Securities		Securities		Number of
	Underlying		Underlying		Securities
	Unexercised		Unexercised		Underlying
	Options		Options		Unexercised	Option Exercise
	(#)		(#)		Unearned Options	Price	Option
Name	Exercisable		Unexercisable		(#)	($)	Expiration Date

Parker H. “Pete” Petit	700,000	(1)	300,000	(1)		.73	2/24/2019

Thomas W. D’Alonzo	70,000	(2)	—			2.40	10/8/2012

Thomas J. Koob, Ph.D.	50,000	(3)	50,000	(3)		1.00	6/15/2012
	50,000	(4)	50,000	(4)		2.40	9/25/2012

Rebeccah Brown, Ph.D.	100,000	(5)	—			1.80	12/12/2015
	37,500	(6)	12,500	(6)		1.80	12/14/2016

(1)	These options were granted on February 24, 2009. They vest 70% on the grant date and 15% on the next two anniversaries, February 24, 2010 and 2011.

(2)	These options were granted on October 9, 2007. They vest 25% on each of the grant date and the next three anniversaries, October 9, 2008, 2009, and 2010. Upon Mr. D’Alonzo’s resignation these options are subject to expiration 3 months from his resignation date.

(3)	These options were granted on June 15, 2007. They vest 25% on each of the grant date and the next three anniversaries, June 15, 2008, 2009, and 2010.

(4)	These options were granted on September 25, 2007. They vest 25% on each of the grant date and the next three anniversaries, September 25, 2008, 2009, and 2010.

(5)	These options were granted on December 13, 2005. They vested 50% on the grant date and 25% each on September 1, 2007 and 2008.

(6)	These options were granted on December 15, 2006. They vest 25% each on the grant date and on March 31, 2008, 2009 and 2010.
Option Exercises in the Year Ending March 31, 2009
No named executive officers exercised options during fiscal 2009.

MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan
MiMedx, Inc. adopted its 2006 Stock Incentive Plan effective November 27, 2006 (the “Plan”). The Plan was assumed by Alynx, Co. in the Merger, and thereafter by MiMedx Group, Inc. In July 2008, the Plan was renamed the “MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan.” The Plan is administered by the Compensation Committee.
The Plan authorizes us to grant the following to employees, directors and independent contractors:
•	Options;
•	Stock appreciation rights;
•	Restricted stock unit awards; and
•	Restricted stock awards.
We may award a maximum of 5,500,000 shares of common stock under the Plan, subject to certain adjustments. Options to acquire 3,260,000 were outstanding, and options for 58,700 shares had been exercised, under the Plan at March 31, 2009. No other forms of award have been granted. Accordingly, approximately 2,181,300 shares were available for grant as of March 31, 2009. The Plan provides that we may issue a maximum of 5,500,000 shares subject to options that we intend to be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.
In addition, subject to certain adjustments of and to the extent that Section 162(m) of the code is applicable:
•	we may not grant any participant options or stock appreciation rights (“SARs”) that are not related to an option for more than 1,000,000 shares in any calendar year;
•	we may not grant to any participant awards for more than 1,000,000 shares in any calendar year; and
•	participants may not be paid more than $2,000,000 with respect to any cash-settled award granted in any calendar year, subject in each case to adjustments as provided in the Plan.
The Plan terminates on November 26, 2016, unless the Board terminates it before that date. If the Board terminates the Plan, it will remain in effect as long as any options, stock appreciation rights, or other awards granted under the Plan are outstanding, although no further awards may be made. Unless the Compensation Committee establishes a higher price or establishes a method which determines a higher price at the time the award is granted, the exercise prices for each option and stock appreciation right will be equal to 100% of the market value of our common stock on the date of grant of the award. Incentive stock option grants to 10% or more shareholders must be no less than 110% of the market value.
Upon a “change in control,” as defined in the Plan and subject to any Code Section 409A requirements, the administrator will have discretion to determine the effect, if any, on awards granted under the Plan. The administrator may determine that an award may vest, be earned or become exercisable, may be assumed or substituted, may be cancelled, or that other actions or no actions will be taken.
Assumption of the SpineMedica Corp. Stock Option Plans
Each stock option to purchase shares of SpineMedica Corp.’s Common Stock (each a “SpineMedica Stock Option”) that was outstanding immediately prior to the acquisition of SpineMedica Corp., whether or not then vested or exercisable (each, an “Assumed Option”), as adjusted, was assumed by MiMedx, Inc. when it acquired SpineMedica Corp., by Alynx, Co. upon consummation of the Merger, and thereafter by MiMedx Group, Inc.
MiMedx, Inc. 2005 Assumed Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
MiMedx, Inc. assumed the SpineMedica Corp. 2005 Employee, Director, and Consultant Stock Plan (the “2005 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2005 Assumed Plan) would be issued under the 2005 Assumed Plan. The 2005 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2005 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. Common Stock. As of March 31, 2009, options to acquire 916,250 shares are outstanding.

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
MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
MiMedx, Inc. assumed the SpineMedica Corp. 2007 Stock Incentive Plan (the “2007 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2007 Assumed Plan) shall be issued under the 2007 Assumed Plan. The 2007 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2007 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. Common Stock. As of March 31, 2009, options to acquire 125,000 shares are outstanding.
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

Director Compensation
Our compensation policy for our non-employee directors is as follows:
•	an annual board retainer of $20,000;
•	board meeting fees of $2,500 for in-person meetings and $500 for telephonic meetings;
•	committee membership retainers of $2,500;
•	chair retainers of $5,000 for service as chairman of a committee.
Each non-employee director also receives an initial grant of 50,000 options to purchase our common stock. The options vest 25% on the date of grant and 25% at each anniversary date over three years.
The following table provides information concerning compensation of our directors for fiscal 2009. The compensation reported is for services as directors. Only those directors who received compensation for such services in fiscal 2009 are listed.

DIRECTOR COMPENSATION

						Change in
						Pension
	Fees					Value and
	Earned or				Non-Equity	Nonqualified
	Paid in	Stock	Option		Incentive Plan	Deferred	All Other
	Cash	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)	($)		($)	Earnings	($)	($)
Kurt M. Eichler	30,250	—	—		—	—	—	30,250
Hamilton Jordan	8,500	—	—		—	—	—	8,500
Larry W. Papasan	33,000	—	3,752	(1)	—	—	—	36,752
Charles E. Koob	26,000	—	7,888	(2)	—	—	—	33,888
Ronald G. Wallace	27,250	—	82,654	(3)	—	—	—	109,904
Andrew K. Rooke, Jr.	—	—	6,771	(4)	—	—	—	6,771

(1)	Mr. Papasan has an aggregate of 50,000 options outstanding.

(2)	Mr. Koob has an aggregate of 100,000 options outstanding.

(3)	Mr. Wallace has an aggregate of 50,000 options outstanding.

(4)	Mr. Rooke has an aggregate of 50,000 options outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding our capital stock, beneficially owned as of July 17, 2009, by each person known to us to beneficially own more than 5% of our Common Stock, each named executive officer and director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Unless otherwise indicated below, the address of those identified in the table is MiMedx Group, Inc., 1234 Airport Road, Suite 105, Destin, Florida 32541.

		Percentage
Name and address of	Number of Shares	Ownership
beneficial owner	(1)	(1)
Parker H. “Pete” Petit (2)	5,100,000	11.61%
Steve Gorlin (3)	3,086,474	7.38%
Thomas J. Koob, Ph.D. (4)	469,249	1.12%
Thomas W. D’Alonzo	360,002	*
Rebeccah Brown (5)	137,500	*
Charles E. Koob (6)	1,175,000	2.79%
Kurt M. Eichler	466,667	1.12%
Larry W. Papasan (7)	25,000	*
Andrew K. Rooke, Jr. (8)	135,000	*

Total Directors and Executive Officers (11 persons)(9)	12,395,367	27.69%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On July 17, 2009, there were 41,734,628 shares of Common Stock issued and outstanding.

(2)	Includes 2,925,000 shares held by three limited liability limited partnerships, controlled by Mr. Petit, and for which Mr. Petit serves as the President. Includes 975,000 shares that are subject to currently exercisable warrants. Includes 700,000 shares that are subject to currently exercisable stock options. Includes 500,000 shares that may be acquired upon conversion of notes.

(3)	Includes 2,606,474 shares held in a trust for the benefit of Mr. Gorlin and 400,000 shares held by his wife. Includes 80,000 shares that are subject to currently exercisable stock options.

(4)	Includes 125,000 shares that are subject to currently exercisable stock options.

(5)	Comprised of 137,500 shares that are subject to currently exercisable stock options.

(6)	Comprised of 75,000 shares that are subject to currently exercisable stock options, 600,000 shares held jointly by Mr. Koob and his wife, 200,000 shares held individually by Mr. Koob, and 300,000 shares that may be acquired upon conversion of notes held individually by Mr. Koob.

(7)	Comprised of 25,000 shares that are subject to currently exercisable stock options.

(8)	Comprised of 12,500 shares that are subject to currently exercisable stock options.

(9)	Includes shares controlled or held for the benefit of the executive officers and directors and 1,250,000 shares that are subject to stock options that are currently exercisable or exercisable within 60 days. Includes 975,000 shares that are subject to currently exercisable warrants. Includes 800,000 shares that may be acquired upon conversion of notes.
Equity Compensation Plan Information
The following table provides information about our equity compensation plans of MiMedx as of March 31, 2009:

	A	B	C
Number of
securities
remaining
		Weighted	available for
	Number of	average	future
	securities	exercise	issuance
	to be issued	price of	under equity
	upon	outstanding	compensation
	exercise of	options,	plans
	outstanding	warrants	(excluding
	options,	and rights	securities
	warrants	reflected in	reflected in
Plan Category	and rights	column (A)	column (A))*

Equity compensation plans approved by security holders	4,301,250	$1.60	2,181,300

Equity compensation plans not approved by security holders	—	—	—

Total	4,301,250	$1.60	2,181,300

*	See Item 11 for additional details regarding our stock incentive plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Transactions
Prior to joining the Company, on September 25, 2008, three entities controlled by Mr. Petit, who became our Chairman, Chief Executive Officer and President in February 2009, purchased an aggregate of 487,500 units in our September 2008 Private Placement for aggregate proceeds of $1,462,500 (see notes 7 and 12 of the audited financial statements contained in this 2009 Form 10-K).
On February 20, 2009, in conjunction with our February 2009 Private Placement, Mr. Charles E. Koob purchased 100,000 shares of our common stock for aggregate proceeds of $100,000 (see notes 7 and 12 of the audited financial statements contained in this 2009 Form 10-K).
In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”). Thru July 17, 2009 the Company has received aggregate proceeds of $3,472,000. The aggregate proceeds include $250,000 of Notes sold to Mr. Petit and $150,000 of Notes sold to Mr. Charles E. Koob (see note 12 of the audited financial statements contained in this 2009 Form 10-K). No interest or principal has been paid to holders of the notes. As of July 17, 2009 we owe principal and accrued interest of $252,055 and $151,233 to Mr. Petit and Mr. Koob, respectively.
Director Independence
We are not a “listed company” under SEC rules and are therefore not required to comply with the director independence requirements of any securities exchange. Although our goal is to comply with the rules of the AMEX regarding director independence, due to the addition of a new director and resignation of another, we currently do not meet that goal. The Board has determined that two of its six directors, Larry W. Papasan, and Kurt M. Eichler, are “independent,” as defined by the listing standards of the AMEX, Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC. Mr. Ronald G. Wallace served as Director of MiMedx Group, Inc. during fiscal 2009 and thereafter until his resignation on June 2, 2009. The Board had also determined that Mr. Wallace was “independent” according to the same standards applied to the other independent directors.

Item 14.	Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The following table presents fees billed for professional audit services rendered by Cherry, Bekaert & Holland, L.L.P. for the audit of our annual financial statements for the fiscal years ended March 31, 2009 and 2008 and fees billed for other services rendered by Cherry, Bekaert and Holland, L.L.P., our independent registered public accounting firm during these periods.

	2009	2008
Audit Fees	$217,728	$269,949
Tax Fees	$18,500	$—
All Other Fees	$—	$—
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
AUDIT COMMITTEE PRE-APPROVAL POLICY
The Audit Committee has responsibility for the appointment, retention and oversight of the work of our independent auditors, to recommend their selection and engagement, to review and approve in advance all non-audit related work performed by our independent registered public accounting firm prior to the performance of each such service. The Audit Committee is also required to establish formal policies and procedures for the engagement of the independent auditors to provide permitted non-audit services. The Audit Committee gave its prior approval to all services provided by our independent auditors in fiscal 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2009	MIMEDX GROUP, INC.
	By:	/s/ Michael J. Culumber
Michael J. Culumber
Acting Chief Financial Officer

EXHIBITS TO FORM 10-K/A

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002