Form 10-Q
period 2009-06-30
MIMEDX GROUP, INC.
filed 2009-08-07
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
(850) 269-0000
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 41,314,628 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets for the three months ended June 30, 2009 (unaudited) and March 31, 2009	1

Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, and the period from inception (November 22, 2006) through June 30, 2009 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008, and the period from inception (November 22, 2006) through June 30, 2009 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended June 30, 2009 and for the period from inception (November 22, 2006) through the period June 30, 2009 (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

Part II OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,620,900	$34,828
Prepaid expenses and other current assets	49,082	82,953

Total current assets	1,669,982	117,781

Property and equipment, net of accumulated depreciation of $726,652 (June) and $610,536 (March)	1,268,065	1,375,896
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $1,157,364 (June) and $990,660 (March)	4,949,633	5,116,337
Deferred financing costs	226,771	—
Deposits	149,202	149,202

Total assets	$9,121,250	$7,616,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$1,106,925	$1,699,337

Total current liabilities	1,106,925	1,699,337

Long term convertible debt, face value $3,472,000, less unamortized discount of $648,377 and including accrued interest of $17,524	2,841,147	—

Total liabilities	3,948,072	1,699,337

Commitments and contingency (Notes 4 and 8)	—	—

Common stock with registration rights,1,905,000 shares issued and outstanding (Note 6)	3,761,250	3,761,250

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (June and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 37,339,628 (June and March) shares issued and outstanding	37,340	37,340
Additional paid-in capital	35,084,069	34,230,824
Deficit accumulated during the development stage	(33,709,481)	(32,111,938)

Total stockholders’ equity	1,411,928	2,156,226

Total liabilities and stockholders’ equity	$9,121,250	$7,616,813

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	June 30,		through
	2009	2008	June 30, 2009

Research and development expenses	$773,517	$953,546	$6,923,125
Acquired in-process research and development	—	—	7,177,000
General and administrative expenses	1,334,316	2,236,321	18,520,460

Loss from operations	(2,107,833)	(3,189,867)	(32,620,585)

Other income (expense):
Gain on settlement of payables	564,838	—	564,838
Net interest (expense) income	(54,548)	37,985	558,456
Change in fair value of investment, related party	—	—	(41,775)

Loss before income taxes	(1,597,543)	(3,151,882)	(31,539,066)
Income taxes	—	—	—

Net loss	$(1,597,543)	$(3,151,882)	$(31,539,066)

Net loss per common share
Basic and diluted	$(0.04)	$(0.09)

Shares used in computing net loss per common share
Basic and diluted	39,244,628	37,073,595

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	June 30,		through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(1,597,543)	$(3,151,882)	$(31,539,066)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	(564,838)	—	(564,838)
Loss on sale of equipment	—	—	5,440
Acquired in-process research and development	—	—	7,177,000
Depreciation	116,116	97,290	733,284
Amortization of intangible assets	166,704	166,704	1,157,367
Amortization of debt discount and deferred financing costs	37,966	—	37,966
Employee share-based compensation expense	47,006	193,058	1,655,260
Other share-based compensation expense	31,165	36,584	671,568
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	33,871	121,676	(30,004)
Accounts payable and accrued expenses	(20,550)	(106,580)	780,673
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(1,750,103)	(2,643,150)	(18,839,290)

Cash flows from investing activities:
Purchase of equipment	(8,285)	(227,672)	(1,549,580)
Proceeds from sale of equipment	—	—	6,580
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	—	(3,681)	(115,400)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	—	(227,901)
Payments from (advances to) related party	—	—	(2,008,522)

Net cash flows from investing activities	(8,285)	(231,353)	(2,037,418)

Cash flows from financing activities:
Proceeds from convertible debt offering	3,472,000	—	3,472,000
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from common stock sale	—	—	2,198,788
Proceeds from exercise of stock options	—	—	2,166
Offering costs paid in connection with convertible debt offering	(127,540)	—	(127,540)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	3,344,460	—	22,497,608

Net change in cash	1,586,072	(2,874,503)	1,620,900

Cash, beginning of period	34,828	6,749,609	—

Cash, end of period	$1,620,900	$3,875,106	$1,620,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
During the three months ended June 30, 2009, the Company issued 315,520 warrants to purchase common stock, valued at $98,574 and recognized a beneficial conversion feature of $676,500 in conjunction with our convertible debt offering

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH JUNE 30, 2009

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	(11,592)	1,288

Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	13,409

Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	17,980

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	896,000

Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)

Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	(1,233,750)	—	—	11,863,444

Accrued interest income	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	(1,233,750)	(2,007,644)	(662,369)	10,133,700

Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	649,783

Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	158,247

Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750

Accrued interest income	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)

SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	2,048,894		11,771,709

Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	3,855,000

Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	116,000

Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	2,160

Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—

Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	1,126,379

Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	2,596,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

See notes to condensed consolidated financial statements

												Deficit
	Convertible		Convertible		Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Related party	Stage	Total

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	(18,033,844)	14,230,003

Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	945,062

Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	130,076

Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—

Sale of warrants in connection with private placement of redeemable commoon stock	—	—	—	—	—	—	—	—	595,073	—	—	—	595,073

Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	6

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)

Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	334,100

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	(32,111,938)	2,156,226

Beneficial conversion feature recognized on convertible debt (unaudited)	—	—	—	—	—	—	—	—	676,500	—	—	—	676,500

Warrants issued to placement agents in conjunction with convertible debt (unaudited)	—	—	—	—	—	—	—	—	98,574	—	—	—	98,574

Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	47,006	—	—	—	47,006

Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	31,165	—	—	—	31,165

Net loss for the period (unaudited)	—	—	—	—	—	—	—	—	—	—	—	(1,597,543)	(1,597,543)

Balances, June 30, 2009 (unaudited)	—	$—	—	$—	—	$—	37,339,628	$37,340	$35,084,069	$—	$—	$(33,709,481)	$1,411,928

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD FROM
INCEPTION (NOVEMBER 22, 2006)
THROUGH JUNE 30, 2009
1.	Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended March 31, 2009 and 2008, and the period from inception (November 22, 2006) through March 31, 2009 included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009.
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
Net loss per share
Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is typically computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method.

For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants and convertible debt would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2009	2008

Net loss	$(1,597,543)	$(3,151,882)

Denominator for basic earnings per share-weighted average shares	39,244,628	37,073,595

Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	39,244,628	37,073,595

Loss per common share—basic and diluted	$(.04)	$(.09)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three Months Ended
	June 30,
	2009	2008

Stock options, warrants, and convertible debt	12,423,521	4,581,501
Recently issued accounting pronouncements:
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
Management has adopted the provisions set forth in SFAS No. 165, Subsequent Events, and considered subsequent events through August 7, 2009.

3.	Liquidity and management’s plans:
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through June 30, 2009 the Company experienced net losses of $31,539,066 (unaudited) and cash used in operations of $18,839,290 (unaudited). As of June 30, 2009, the Company has not emerged from the development stage. Assuming it receives no additional funds, the Company estimates that it has sufficient funds to operate through mid-September 2009. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	License	License	License	Intellectual
	(a)	(b)	(c)	Property (d)	Total

April 1, 2009	$781,866	1,899,471	2,336,400	98,600	$5,116,337
Additions	—	—	—	—	—
Amortization	(24,900)	(74,004)	(64,900)	(2,900)	(166,704)

June 30, 2009	756,966	1,825,467	2,271,500	95,700	4,949,633

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

Expected future amortization of intangible assets is as follows:

Year ending June 30,
2010	666,821
2011	666,821
2012	666,821
2013	666,821
2014	666,821
Thereafter	1,615,528

$4,949,633

5.	Convertible Debt:
In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors. The Company completed the offering on June 17, 2009 and received aggregate proceeds of $3,472,000; also representing the face value of the Notes. The aggregate proceeds include $250,000 of Notes sold to the Chairman of the Board, President and CEO, and $150,000 of Notes sold to one other director.
In total, the Notes are convertible into up to 6,944,000 shares of common stock at $.50 per share (a) at any time upon the election of the holder of the note; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at not less than $1.50 for not less than twenty (20) consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Notes mature in 3 years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Notes are secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc. The Notes shall be junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 hereafter incurred by the Company.
We have evaluated the Notes for accounting purposes under Statements of Financial Accounting Standards No. 133 Derivative Financial Instruments and Hedging Activities (“SFAS 133”) and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. We are required to re-evaluate this conclusion upon each financial statement closing date while the Notes are outstanding. Notwithstanding, the Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500. The intrinsic value of the beneficial conversion feature was determined in accordance with EITF No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios by comparing the contracted conversion price to the fair value of the common stock on the date of the respective Notes. A beneficial conversion feature only exists when the embedded conversion feature is “in-the-money” at the commitment date.

As a result of the beneficial conversion feature, the Notes were recorded net of a discount of $676,500 related to the beneficial conversion feature, which is recorded in paid-in capital, and the discount will be amortized through periodic charges to interest expense over the term of the Notes using the effective interest method.
In conjunction with the offering the Company is obligated to pay a placement fee of $138,040 of which $127,540 was paid prior to June 30, 2009. In addition the Company issued warrants to the placement agents totaling 315,520 at an exercise price of $.50 per share. The fair value of the warrants was determined to be $98,574 using the Black-Scholes-Merton valuation technique. The total direct costs of $236,614 are recorded as deferred financing costs and are being amortized over the term of the Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
6.	Common Stock Placements:
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
Upon the filing of the registration statement, the common stock with registration rights will be reclassified to stockholders’ equity (See Note 11, Subsequent Events).

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

	Fair	Relative Fair
Financial Instrument	Values	Values

Common Stock with registration rights	$2,291,250	$867,427
Warrants	1,571,846	595,073

	$3,863,096	$1,462,500

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
Additionally, the new transaction provided for the cancellation of the original 487,500 warrants and the Company issued new warrants to purchase 975,000 shares of common stock for $.73 per share. The Company deemed this transaction to be additional compensation subject to SFAS No. 123(R). Under SFAS No. 123(R) the Company recorded the $334,100 excess of the fair value of the new warrants over that of the cancelled warrants on the date of the transaction as compensation expense during the year ended March 31, 2009. The warrants met all the requirements for equity classification as noted above under EITF-00-19 and are recorded in stockholders’ equity (See Note 11, Subsequent Events).
November 2008 Private Placement
On November 21, 2008, the Company commenced a private placement of up to 30,000,000 shares of common stock at $1.00 per share (the “November 2008 Private Placement”). The Company sold 210,000 shares for total proceeds of $210,000.
In connection with the November 2008 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the November 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness of the registration statement; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, the Company was required to record the stock at its fair value, which was accomplished with a charge to retained earnings of $735,000. Upon the filing of the required registration statement, the common stock with registration rights will be reclassified to stockholders’ equity (See Note 11, Subsequent Events).

February 2009 Private Placement
In February 2009, the November 2008 Private Placement was extended under identical terms except the number of common shares offered was reduced to 15,000,000. In February and March 2009 the Company sold 525,000 shares of common stock for total proceeds of $525,000.
The Company entered into a Registration Rights Agreement, with respect to the new shares, with terms identical to those discussed above in the November 2008 Private Placement. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. The Company recorded the stock at its per share selling price, which exceeded the then per share trading price of the Company’s common stock. Upon the filing of the required registration statement, the common stock with registration rights will be reclassified to stockholders’ equity (See Note 11, Subsequent Events).
7.	Gain on Settlement of Payables
During the three months ended June 30, 2009 we negotiated a settlement of certain outstanding payables primarily related to legal expenses incurred during the fiscal year ended March 31, 2009. As a result of this negotiation the Company recognized a gain on settlement of payables of $564,838.
8.	Stock Options and Warrants
Stock Options:
Activity with respect to the stock options is summarized as follows:

		Weighted-average	Intrinsic
	Shares	Exercise Prices	Value

Options outstanding at April 1, 2009	4,301,250	$1.60	$18,000

Granted	—	—

Forfeited/Cancelled	(297,500)	4.13

Exercised	—	—

Options outstanding at June 30, 2009	4,003,750	1.42	$24,300

Options exercisable at June 30, 2009	3,232,082	1.40	$15,525

Following is a summary of stock options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 – 1.00	2,195,000	6.12	$.85	1,778,749	$.88
1.80-2.40	1,783,750	5.11	2.06	1,428,333	1.98
5.38	25,000	8.83	5.38	25,000	5.38

	4,003,750	5.59	1.42	3,232,082	1.40

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2009	1,092,501	.55

Granted	—	—

Expired	(32,500)	2.80

Vested	(288,333)	.55

Unvested at June 30, 2009	771,668	.45

Total unrecognized compensation expense related to granted stock options at June 30, 2009 was approximately $325,000 and will be charged to expense through February, 2012.
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The term for non-employee options is generally based upon the contractual term of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
No options were granted during the three months ended June 30, 2009.
The weighted-average grant date fair value for options granted during the three months ended June 30, 2009, and 2008, was approximately $0, and $3.45, respectively.

Warrants:
A summary of our common stock warrant activity for the three months ended June 30, 2009 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2009	1,160,251	$.91

Issued to placement agents in connection with the 3% Convertible Senior Secured Promissory Notes Offering	315,520	.50

Warrants outstanding at June 30, 2009	1,475,771	$.82

The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.
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
All of our warrants are classified as equity.
9.	Income taxes:
The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.

10.	Contractual Commitments:
The table below sets forth our known contractual obligations as of June 30, 2009:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years
Consulting Agreements	$367,000	$305,000	$62,000	$—
Employment Agreements	1,096,000	721,000	375,000	—
Operating Lease Obligations	741,000	281,000	437,000	23,000

Total	$2,204,000	$1,307,000	$874,000	$23,000

11.	Subsequent Events
On June 4, 2009 the Company’s Board of Directors agreed to issue additional shares of its common stock, to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company during the year ended March 31, 2009 when it was most in need of funding and to enable the Company’s future fundraising efforts. The investors include a Director of the Company and companies controlled by the Company’s Chief Executive Officer. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors are required to waive registration rights otherwise available with respect to the shares issued in the private placements. The Company expects to issue 2,490,000 additional shares as a result of this action and will recognize an expense representing the fair value of the additional shares issued. Subsequent to June 30, 2009 the Company has received registration rights waivers representing 2,070,000 of the additional shares resulting in an expense of approximately $1,100,000 which will be recognized in our second quarter ending September 30, 2009.

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
Our business is the business conducted by our three divisions, MiMedx, SpineMedica and Level Orthopedics. We currently operate in one business segment, musculoskeletal products, which will include the design, manufacture and marketing of products for three major market categories: Orthopedic- Sports Medicine, with soft-tissue reconstructive products aimed at repairing tendons and ligaments, Orthopedics-Spine, including products such as our Paradís Vaso Shield™, which is indicated for use as a cover for vessels following anterior vertebral surgery, and Orthopedic-Extremities, with implants for fracture fixation in the upper extremities (hand, wrist, elbow and shoulder). SpineMedica completed the development of its “Paradís Vaso Shield™” surgical sheet product, culminating in a submission to the FDA for 510(k) marketing clearance, which we received on April 20, 2009. We anticipate introducing this product to the marketplace within the next 90 to 120 days.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Research and Development Expenses
Our research and development expenses decreased approximately $180,000 or 18.9% to $774,000 during the three months ended June 30, 2009 compared to $954,000 during the three months ended June 30, 2008 reflecting our focus on reducing costs. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. Our internal personnel costs increased approximately $116,000 or 31.8% to $481,000 for the three months ended June 30, 2009 compared to $365,000 for the three months ended June 30, 2008. The increase in personnel costs is attributed to hiring additional personnel to further our research and development activities and manufacturing our products for testing, slightly offset by reassigning one individual to a general and administrative position. As of June 30, 2009 we employed 24 employees devoted to research and development, compared to 22 employees devoted to research and development at June 30, 2008. Fees paid to external consultants and service providers decreased approximately $228,000 or 52.7%, to $204,000 for the three months ended June 30, 2009 compared to $432,000 for the same period in 2008. This decrease is attributed to reduced activity with external consultants and service providers as they have completed certain of their assigned projects. Supplies and instruments used for research and development decreased approximately $68,000 or 43.3% to $89,000 for the three month period ending June 30, 2009 as compared to $157,000 for the same period in 2008. This decrease is attributed to our cost reduction initiatives. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2009 decreased approximately $902,000 or 40.3% to $1,334,000 compared to approximately $2,236,000 for the three months ended June 30, 2008 reflecting our focus on reducing costs. General and administrative expenses primarily consist of personnel costs, legal and accounting fees, facilities costs and other administrative costs. During the three months ended June 30, 2009, salaries and benefits decreased approximately $593,000 or 53.6% to $514,000 compared to $1,107,000 for the three months ended June 30, 2008. As of June 30, 2009, we employed 13 personnel not related to research and development functions as compared to 17 as of June 30, 2008. Additionally, our management team has been reduced from the same period in the prior year due to resignations of previous officers who have not been replaced. The significant factors contributing to the net decrease in personnel costs are; (i) reductions in salaries and wages of approximately $173,000, (ii) $152,000 reduction in stock compensation expense, (iii) $223,000 reduction in bonuses and bonus accruals, and (iv) $45,000 reduction in recruiting and relocation expenses.
Professional fees decreased approximately $188,000 or 43.5% to $244,000 during the three months ended June 30, 2009 as compared to $432,000 incurred during the three months ended June 30, 2008. These professional fees are primarily attributed to general and patent counsel, and accounting fees. The decrease is primarily attributed to costs associated with merger and acquisition activity that we did not continue to pursue and the hiring of key individuals who have reduced our need for outside assistance.
Facilities and other administrative costs decreased approximately $140,000 or 32.3% to $293,000 during the three months ended June 30, 2009 compared to $433,000 incurred in the three months ended June 30, 2008 reflecting our focus on reducing costs and controlling all discretionary costs. Our primary offices, laboratories and manufacturing facilities are located in leased spaces located in Marietta, Georgia and Tampa, Florida.
During the three months ended June 30, 2009, we recorded $116,000 in depreciation expense and $167,000 in amortization expense as compared to $97,000 and $167,000, respectively, for these expenses in the same period in 2008. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
We follow the provisions of Statement of Financial Accounting Standards No. 123R — Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the three months ended June 30, 2009 and 2008 approximated $78,000 and $230,000, respectively.
Other Expense/Income
We recorded net interest expense of approximately $55,000 during the three months ended June 30, 2009 and approximately $38,000 of net interest income during the three months ended June 30, 2008. All our interest expense recorded in the current period is related to our convertible notes offering which closed in June 2009. In the three month period ending June 30, 2008 we had no debt and received interest income on our cash balance as a result of our investment of the net proceeds of the issuance of our Series A Preferred Stock, which occurred in March 2007.
During the three months ended June 30, 2009 we negotiated a settlement of certain outstanding payables primarily related to legal expenses incurred during the fiscal year ended March 31, 2009. As a result of this settlement we wrote off these payables and recognized a gain approximating $565,000.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock and convertible debt. We had approximately $1,621,000 of cash and cash equivalents on hand as of June 30, 2009.
As of June 30, 2009, the Company has not emerged from the development stage. Assuming it receives no additional funds, the Company estimates that it has sufficient funds to operate through mid-September 2009. In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute its business plan, the Company will need to raise significant additional funds. We are considering the possible issuance of additional shares of our common stock, in connection with a PIPE transaction, and are working toward such a financing transaction, but there can be no assurance that funds will be available, or the price we can obtain will be acceptable. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition.
Discussion of cash flows
Net cash used in operations during the three months ended June 30, 2009 decreased approximately $893,000 to $1,750,000 compared to $2,643,000 used in operating activities for the three month period ended June 30, 2008 reflecting our efforts in controlling expenses. Our operating cash outflows are used to fund our research and development activities as well as for general corporate purposes.

Our convertible notes offering which occurred during the three months ended June 30, 2009 provided us cash from financing activities of $3,344,460, net of placement agent fees.
As discussed above, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 30, 2009 is provided in Note 10 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
We follow accounting principles generally accepted in the United States in preparing our financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended March 31, 2009. During the first three months of fiscal 2010, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
Management has adopted the provisions set forth in SFAS No. 165, Subsequent Events, and considered subsequent events through August 7, 2009.
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

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION

Item 1A.	Risk Factors
As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended March 31, 2009.

Item 6.	Exhibits.

Exhibit
Number		Reference	Description

3.1	[1]		Articles of Incorporation of MiMedx Group, Inc.

3.2	[1]		Bylaws of MiMedx Group, Inc.

10.71	[2]		Form of Subscription Agreement

10.72	[2]		Form of 3% Convertible Senior Secured Promissory Note

10.73	[2]		Form of Security and Intercreditor Agreement

31.1		#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Form 8-K filed April 2, 2008.

[2]	Exhibits 10.71, 10.72, and 10.73 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to Registrant’s Form 8-K filed May 5, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIMEDX GROUP, INC.
Date: August 7, 2009	By:	/s/ Michael J. Culumber
Michael J. Culumber
Acting Chief Financial Officer

EXHIBIT INDEX

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