Form 10-Q
period 2009-09-30
MIMEDX GROUP, INC.
filed 2009-11-16
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-52491
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

811 Livingston Court, Suite B
Marietta, GA	30067
(Address of principal executive offices)	(Zip Code)
(678) 384-6720
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2009 there were 43,185,022 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and March 31, 2009 (unaudited)	2

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2009, 2008, and the period from inception (November 22, 2006) through September 30, 2009 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended September 30, 2009 and for the period from inception (November 22, 2006) through the period September 30, 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2009, 2008, and the period from inception (November 22, 2006) through September 30, 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

Part II OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

EX-31.1
EX-31.2
EX-32.1
EX-32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,785	$34,828
Prepaid expenses and other current assets	180,254	82,953

Total current assets	186,039	117,781

Property and equipment, net of accumulated depreciation of $837,548 (September) and $610,536 (March)	1,159,250	1,375,896
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $1,324,070 (September) and $990,660 (March)	4,782,927	5,116,337
Deferred financing costs	209,971	—
Deposits	149,202	149,202

Total assets	$7,344,986	$7,616,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$932,741	$1,699,337
Hybrid debt instrument	369,055	—
Warrant derivative liability	609,666	—

Total current liabilities	1,911,462	1,699,337

Long term convertible debt, face value $3,472,000 less unamortized discount of $600,319 and including accrued interest of $43,564	2,915,245	—

Total liabilities	4,826,707	1,699,337

Commitments and contingencies (Notes 4 and 12)	—	—

Common stock with registration rights,1,905,000 shares issued and outstanding March (Note 7)	—	3,761,250

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (September and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 42,185,022 (September) and 37,339,628 (March) shares issued and outstanding	42,185	37,340
Additional paid-in capital	40,697,152	34,230,824
Treasury stock (50,000 shares at cost) (Note 8)	(25,000)	—
Deficit accumulated during the development stage	(38,196,058)	(32,111,938)

Total stockholders’ equity	2,518,279	2,156,226

Total liabilities and stockholders’ equity	$7,344,986	$7,616,813

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(November 22, 2006)
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009

Research and development expenses	$949,281	$1,225,809	$1,722,798	$2,179,355	$7,872,407
Acquired in-process research and development	—	—	—	—	7,177,000
General and administrative expenses	1,459,346	2,375,710	2,793,663	4,612,031	19,979,806

Loss from operations	(2,408,627)	$(3,601,519)	(4,516,461)	(6,791,386)	(35,029,213)

Other income (expense):
Gain on settlement of payables	1,381	—	566,219	—	566,219
Financing expense associated with registration rights/waivers	(1,305,100)	—	(1,305,100)	—	(1,305,100)
Derivative expense	(683,416)	—	(683,416)	—	(683,416)
Net interest (expense) income, net	(90,814)	15,169	(145,362)	53,154	467,642
Change in fair value of investment, related party	—	—	—	—	(41,775)

Loss before income taxes	(4,486,576)	(3,586,350)	(6,084,120)	(6,738,232)	(36,025,643)
Income taxes	—	—	—	—	—

Net loss	(4,486,576)	(3,586,350)	(6,084,120)	(6,738,232)	(36,025,643)

Accretion of redeemable common stock to fair value	—	(1,423,823)		(1,423,823)	(2,158,823)

Loss attributable to common shareholders	$(4,486,576)	$(5,010,173)	$(6,084,120)	$(8,162,055)	$(38,184,466)

Loss attributable to common shareholders per common share
Basic and diluted	$(0.11)	$(0.13)	$(0.15)	$(0.22)

Shares used in computing net loss per common share
Basic and diluted	41,576,491	37,314,628	40,410,560	37,279,818

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH SEPTEMBER 30, 2009

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—

Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	—	(11,592)	1,288

Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	—	13,409

Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	—	17,980

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	—	896,000

Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)

Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	—	(1,233,750)	—	—	11,863,444

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	—	(1,233,750)	(2,007,644)	(662,369)	10,133,700

Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	—	649,783

Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	—	158,247

Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)

SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	—	2,048,894		11,771,709

Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	—	3,855,000

Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	—	116,000

Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	—	2,160

Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—	—

Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	—	1,126,379

Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—	—

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	—	2,596,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003
See notes to condensed consolidated financial statements

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	—	945,062

Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	—	130,076

Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—

Sale of warrants in connection with private placement of redeemable common stock	—	—	—	—	—	—	—	—	595,073	—	—	—	—	595,073

Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	—	6

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)

Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	—	334,100

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	—	(32,111,938)	2,156,226

Beneficial conversion feature recognized on convertible debt (unaudited)	—	—	—	—	—	—	—	—	676,500	—	—	—	—	676,500

Warrants issued to placement agents in conjunction with convertible debt (unaudited)	—	—	—	—	—	—	—	—	98,574	—	—	—	—	98,574

Common stock issued for waivers of registration rights (unaudited)	—	—	—	—	—	—	2,490,000	2,490	1,302,610	—	—	—	—	1,305,100

Reclassification of common stock with registration rights (unaudited)	—	—	—	—	—	—	1,905,000	1,905	3,759,345	—	—	—	—	3,761,250

Common stock issued for prepaid financial services (unaudited)	—	—	—	—	—	—	100,000	100	41,900	—	—	—	—	42,000

Common stock issued for accrued directors fees (unaudited)	—	—	—	—	—	—	162,750	163	81,212	—	—	—	—	81,375

Common stock issued for accrued executive compensation (unaudited)	—	—	—	—	—	—	187,644	187	93,635	—	—	—	—	93,822

Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	230,771	—	—	—	—	230,771

Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	108,781	—	—	—	—	108,781

Modification of stock options and purchase of treasury stock (unaudited)	—	—	—	—	—	—	—	—	73,000	(25,000)	—	—	—	48,000

Net loss for the period (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	(6,084,120)	(6,084,120)

Balances, September 30, 2009 (unaudited)	—	$—	—	$—	—	$—	42,185,022	$42,185	$40,697,152	$(25,000)	$—	$—	$(38,196,058)	$2,518,279

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months Ended		(November 22, 2006)
	September 30,		through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(6,084,120)	$(6,738,232)	$(36,025,643)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	(566,219)	—	(566,219)
Loss on sale of equipment	—	—	5,440
Acquired in-process research and development	—	—	7,177,000
Depreciation	227,011	203,726	844,179
Amortization of intangible assets	333,410	333,408	1,324,073
Amortization of debt discount and deferred financing costs	136,194	—	136,194
Employee share-based compensation expense	230,771	344,275	1,839,025
Other share-based compensation expense	108,781	67,747	749,184
Issuance of common stock for transaction fees	—	—	1,126,379
Issuance of common stock for waivers of registration rights	1,305,100	—	1,305,100
Derivative expense	683,416	—	683,416
Modifications of options and purchase of treasury stock	48,000	—	48,000
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(55,301)	130,418	(119,176)
Accounts payable and accrued expenses	(25,181)	583,576	776,042
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(3,658,138)	(5,075,082)	(20,747,325)

Cash flows from investing activities:
Purchase of equipment	(10,365)	(299,421)	(1,551,660)
Proceeds from sale of equipment	—	—	6,580
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	—	(2,869)	(115,400)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	—	(227,901)
Payments from (advances to) related party	—	—	(2,008,522)

Net cash flows from investing activities	(10,365)	(302,290)	(2,039,498)

Cash flows from financing activities:
Proceeds from convertible debt offering	3,472,000	—	3,472,000
Proceeds from bridge loan	295,000	—	295,000
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from common stock sale	—	975,000	2,198,788
Proceeds from exercise of stock options	—	—	2,166
Offering costs paid in connection with convertible debt offering	(127,540)	—	(127,540)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	3,639,460	975,000	22,792,608

Net change in cash	(29,043)	(4,402,372)	5,785

Cash, beginning of period	34,828	6,749,609	—

Cash, end of period	$5,785	$2,347,237	$5,785

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
During the six months ended September 30, 2009:
*	the Company issued 315,520 warrants to purchase common stock, valued at $98,574 and recognized a beneficial conversion feature of $676,500 in conjunction with our convertible debt offering.

*	the Company issued common stock valued at $42,000 for prepaid expenses, $81,375 for accrued directors fees, and $93,822 for accrued executive compensation.

*	the Company reclassified $3,761,250 of common stock with registration rights to equity as the result of the termination of such rights (Note 7).
During the six months ended September 30, 2008:
*	common stock with registration rights (classified outside of stockholders’ equity) was accreted to its fair value by $1,423,823 through a charge to accumulated deficit.
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE
PERIOD FROM INCEPTION (NOVEMBER 22, 2006)
THROUGH SEPTEMBER 30, 2009
(UNAUDITED)
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended September 30, 2009 and 2008, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at March 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the years ended March 31, 2009 and 2008, and the period from inception (November 22, 2006) through March 31, 2009, included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009.

MiMedx, Inc. (“MiMedx”) was incorporated in Florida in 2006. On January 29, 2008, MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) with a publicly-traded Nevada Corporation, Alynx, Co. (“Alynx”), a public shell company. The merger was consummated on February 8, 2008. As a result of this transaction, MiMedx shareholders owned approximately 97% of the outstanding shares of Alynx, thus giving MiMedx substantial control.

Under GAAP, MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx owned a substantial majority of the issued and outstanding shares of Alynx, and thus this reverse merger was accounted for as a capital transaction. The historical financial statements are a continuation of the financial statements of the accounting acquirer and the capital structure of the consolidated enterprise is now different from that appearing in the historical financial statements of the accounting acquirer in earlier periods due to the recapitalization.

On March 31, 2008, Alynx merged with MiMedx Group, Inc., a Florida corporation formed for purposes of the merger. MiMedx Group, Inc. was the surviving corporation in the merger. The “Company” refers to MiMedx Group, Inc., a development stage company, as well as its two operating subsidiaries: MiMedx, Inc. and SpineMedica, LLC.

The financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, Inc. and SpineMedica, LLC. All significant inter-company balances and transactions have been eliminated.

2.	Significant accounting policies:
Net loss per share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per common share typically is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants, hybrid debt instrument and convertible debt using the treasury stock method.

For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants, hybrid debt instrument and convertible debt would be anti-dilutive.

Outstanding anti-dilutive securities not included in diluted net loss per share calculation are as follows:

	As of September 30,
	2009	2008
Common Stock equivalents:
Stock Options	6,000,000	4,149,375

Stock Warrants	2,459,104	672,751

Hybrid Debt Instrument	491,667	0

Convertible Debt	6,944,000	0

	15,894,771	4,822,126

Fair value of financial assets and liabilities:

The Company measures the fair value of financial assets and liabilities based on a model that defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under this methodology the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company considers three levels of inputs when measuring fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
Liabilities

Warrant derivative liabilities	$—	$609,666	$—	$609,666

Hybrid debt instrument	—	369,055	—	369,055

	$—	$978,721	$—	$978,721

Recently issued accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), on June 29, 2009, and, in so doing, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 was effective for financial statements issued for reporting periods that ended after September 15, 2009. Upon effectiveness, it superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009, and its adoption did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December 31, 2009, and is evaluating the impact that this adoption will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have any effect on its financial statements until or unless it enters into agreements covered by this standard.

In accordance with GAAP guidance regarding subsequent events, management has considered subsequent events through November 12, 2009, in connection with the preparation of these financial statements.
3.	Liquidity and management’s plans:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through September 30, 2009, the Company experienced net losses of $36,025,643 (unaudited) and cash used in operations of $20,747,325 (unaudited). As of September 30, 2009, the Company has not emerged from the development stage and had approximately $6,000 of cash and cash equivalents.

In October 2009 the Company borrowed an additional $205,000 from its Chairman and Chief Executive Officer under the 5% Convertible Promissory Note (See Note 5) and also received $300,000 related to the sale of intellectual property (See Subsequent Event Note 13). Additionally, the Company commenced a private placement to sell common stock and warrants to accredited investors. Through November 12, 2009, the Company has received aggregate proceeds of $600,000 under this arrangement and assuming it receives no additional funds and the holder under the 5% Convertible Promissory Note exercises the conversion option, estimates that it has sufficient funds to operate through December 2009. In order to fund on-going operating cash requirements beyond that point and to accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, to obtain clearances and approvals by regulatory authorities, including the FDA, for the sale of developed products and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	License	License	License	Intellectual
	(a)	(b)	(c)	Property (d)	Total

April 1, 2009	$781,866	1,899,471	2,336,400	98,600	$5,116,337
Additions	—	—	—	—	—
Amortization	(49,800)	(148,010)	(129,800)	(5,800)	(333,410)

September 30, 2009	732,066	1,751,461	2,206,600	92,800	4,782,927

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. This amount is not recorded as a liability based on its contingent nature. The Company will also be required to pay a royalty of 3% on all commercial sales revenues from the licensed products.

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

(d)
During the year ended March 31, 2008, the Company issued 200,000 stock options valued at $116,000 for certain technologies relating to medical device designs for products used in hand surgery. The agreement also provides for royalty payments upon approval and sale of certain products. There are no amounts accrued for this obligation due to its contingent nature. (See Subsequent Event Note 13)

Expected future amortization of intangible assets is as follows:

Year ending September 30,

2010	666,821
2011	666,821
2012	666,821
2013	666,821
2014	666,821
Thereafter	1,448,822

$4,782,927

5.	Hybrid Debt Instrument:

On September 22, 2009, the Company and its Chairman of the Board and CEO entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.

Under the terms of the Subscription Agreement, the lender has agreed to advance the Company up to $500,000 to fund its working capital needs as requested by the Company from time to time until December 20, 2009. As of September 30, 2009, the Company has received $295,000 under this arrangement. Such indebtedness is evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 20, 2009, and, at the option of the holder, is convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 22, 2009, or, if there are no such sales, $.60 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued the Warrant for the number of shares of common stock of the Company computed by dividing the aggregate amount of the advances by the Conversion Price and multiplying the resultant quotient by two. The exercise price of the Warrant is the Conversion Price.

On the inception date of the Note and Warrant financing, the Company evaluated the terms and conditions of the transaction and determined (i) the Note possessed a certain feature, the conversion provision, that was not clearly and closely related to the host debt instrument and (ii) the terms of the Warrant did not provide for all of the conditions necessary for equity classification. When a hybrid debt instrument, such as the Note, embodies derivative features that are not clearly and closely related to the host instrument, current accounting standards afford the Company an option to (1) bifurcate from the hybrid instrument one “compound” derivative financial instrument that would be carried as a derivative liability at fair value and recognize the balance of the proceeds as a note payable with subsequent accretions of the resulting discount as interest expense over the term of the note or (2) carry the entire hybrid financial instrument at fair value. After reviewing the terms and conditions of the arrangement in its entirety, the Company elected to carry the entire hybrid convertible debt instrument at fair value. Subsequent adjustments to fair value will be charged or credited to operations. The $344,167 fair value of the convertible debt was determined by multiplying the closing share price of the Company’s common stock by the number of common shares into which the debt was convertible as of the transaction date. The $570,333 fair value of the Warrant was determined based upon the Black-Scholes-Merton pricing model using the following underlying assumptions:

Term	3 years
Volatility	145%
Interest Rate	1.54%

Accordingly, the proceeds of the convertible debt were allocated as follows:

Convertible debt	$344,167
Warrant liability	570,333
Day one derivative loss	(619,500)

Total proceeds	$295,000

The fair values of the Note and Warrant liability were again adjusted (marked to market) at September 30, 2009, resulting in $63,916 of additional derivative expense during the three and six months ended September 30, 2009.

6.	Convertible Debt:

In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) to accredited investors. The Company completed the offering on June 17, 2009, and received aggregate proceeds of $3,472,000, representing the face value of the Senior Notes. The aggregate proceeds include $250,000 of Senior Notes sold to the Chairman of the Board, President and CEO, and $150,000 of Senior Notes sold to one other director.

In total, the Senior Notes are convertible into up to 6,944,000 shares of the Company’s common stock at $.50 per share (a) at any time upon the election of the holder of the Senior Notes; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed) is not less than $1.50 for at least 20 consecutive trading days in any period prior to the maturity date. If converted, the common stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Senior Notes mature in three years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Senior Notes are secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc., excluding, however, the membership interests in SpineMedica, LLC. The Senior Notes are junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 subsequently incurred by the Company.

We have evaluated the Senior Notes for accounting purposes under Generally Accepted Accounting Principles (“GAAP”) and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. We are required to re-evaluate this conclusion upon each financial statement closing date while the Senior Notes are outstanding. Notwithstanding, the Senior Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500. The intrinsic value of the beneficial conversion feature was determined by comparing the contracted conversion price to the fair value of the common stock on the date of the respective Senior Notes. A beneficial conversion feature only exists when the embedded conversion feature is “in-the-money” at the commitment date.

As a result of the beneficial conversion feature, the Senior Notes were recorded net of a discount of $676,500 related to the beneficial conversion feature, which is recorded in paid-in capital, and the discount will be amortized through periodic charges to interest expense over the term of the Senior Notes using the effective interest method.

In conjunction with the offering, the Company incurred a placement fee of $138,040 and issued 315,520 common stock warrants to the placement agents at an exercise price of $.50 per share. The warrants expire in five years. The fair value of the warrants was determined to be $98,574 using the Black-Scholes-Merton valuation technique. The total direct costs of $236,614 are recorded as deferred financing costs and are being amortized over the term of the Senior Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with “GAAP”.

7.	Common Stock Placements:

September 2008 Private Placement

On September 25, 2008, the Company commenced a private placement of up to 13,333,333 units (at $3.00 per unit) wherein each unit consisted of one share of common stock and a warrant to purchase one share of common stock for $3.50 over a five year term (the “September 2008 Private Placement”). The Company sold 487,500 units for total proceeds of $1,462,500 under the September 2008 Private Placement.

In connection with the September 2008 Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the September 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. In addition, the terms of the sale of common stock provided that the investor has an option, for a period of six months following the purchase, to exchange the common shares for other financial instruments (including those that may require classification outside of stockholders’ equity) that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, and the contingent redemption feature (which lapsed as of March 31, 2009), the Company was required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, given the nature of the contingent redemption provision and the registration rights requirement, GAAP required the Company to initially record the common stock at its fair value, which was accomplished with a charge to retained earnings of $1,423,823.

The warrants included in the unit offering are indexed to 487,500 shares of the Company’s common stock. These warrants are not subject to the Registration Rights Agreement referred to above, and they otherwise meet the conditions for equity classification provided under GAAP. Accordingly, these warrants are recorded in stockholders’ equity. The Company is required to reevaluate that classification on each reporting date.

The total basis in the financing was allocated to the redeemable common stock and warrants based upon their relative fair values. The fair value of the redeemable common stock represents the value of the number of shares at the trading market price. The warrants were valued using the Black-Scholes-Merton technique, and the Company estimated (i) the expected term as equal to the five-year warrant term, (ii) the volatility, based upon a reasonable peer group, at 75.33% and (iii) the risk free rate as the published rate for zero coupon government securities with terms consistent with the expected term, or 3.09%. The following table illustrates the allocation:

	Fair	Relative Fair
Financial Instrument	Values	Values

Common Stock with registration rights	$2,291,250	$867,427
Warrants	1,571,846	595,073

	$3,863,096	$1,462,500

On February 19, 2009, the investors exercised their right to restructure their investment (the “new transaction) as a result of the February 2009 Private Placement described below. The investors were granted an additional 682,500 shares of common stock, which increased the aggregate total of common shares issued in conjunction with the September 2008 Private Placement to 1,170,000. The re-set provision in the original transaction was removed and the investors were granted registration rights, with respect to the new shares, identical to those related to the September transaction.

Additionally, the new transaction provided for the cancellation of the original 487,500 warrants and the Company issued new warrants to purchase 975,000 shares of common stock for $.73 per share. The Company recorded the $334,100 excess of the fair value of the new warrants over that of the cancelled warrants on the date of the transaction as compensation expense during the year ended March 31, 2009. The warrants met all the requirements for equity classification as noted above under “GAAP” and are recorded in stockholders’ equity.

November 2008 Private Placement

On November 21, 2008, the Company commenced a private placement of up to 30,000,000 shares of common stock at $1.00 per share (the “November 2008 Private Placement”). The Company sold 210,000 shares for total proceeds of $210,000.

In connection with the November 2008 Private Placement, the Company entered into a Registration Rights Agreement related to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the November 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness of the registration statement; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the obligation to file a Registration Statement within a specified period, which is presumed not to be within the Company’s control, the Company was required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, the Company was required to record the stock at its fair value, which was accomplished with a charge to retained earnings of $735,000.

February 2009 Private Placement

In February 2009, the November 2008 Private Placement was extended under identical terms except the number of common shares offered was reduced to 15,000,000. In February and March 2009 the Company sold 525,000 shares of common stock for total proceeds of $525,000.

The Company entered into a Registration Rights Agreement with respect to the new shares, with terms identical to those of the November 2008 Private Placement discussed above. As a result of the obligation to file a Registration Statement within a specified period, which is presumed not to be within the Company’s control, the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. The Company recorded the stock at its per share selling price, which exceeded the then per share trading price of the Company’s common stock.

On June 4, 2009, the Company’s Board of Directors agreed to issue additional shares of its common stock to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company when it was most in need of funding and to enable the Company’s future fundraising efforts. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors were required to waive registration rights otherwise available with respect to the shares issued in the private placements. The Company issued 2,490,000 additional shares as a result of this action and recorded additional expense of $1,305,100, based on the fair value of the Company’s stock price on the date each respective waiver was executed. As a result of the waiver of registration rights, the common stock with registration rights was reclassified into stockholders’ equity during the six months ended September 30, 2009.

8.	Termination of agreement:
On August 19, 2009, the Company and Thomas J. Graham, M.D. (“Graham”) and Phantom Hand Project, LLC (“Phantom”), entered into an Amendment and Settlement Agreement (the “Agreement”).

The Agreement (i) terminates the Cost Recovery and Revenue Sharing Letter agreement between MiMedx and Graham dated May 22, 2008; (ii) terminates the Finder’s Fee Letter Agreement between MiMedx and Graham dated May 22, 2008; (iii) transfers to Graham certain provisional patent applications that MiMedx did not intend to pursue and to which no value was ascribed; (iv) accelerates the vesting of options to purchase 250,000 shares of the Company’s common stock previously issued to Graham and extends the period in which such options may be exercised through the five year anniversary of their date of issuance, without regard to whether Graham continues to serve as a consultant to MiMedx; (v) obligates Graham to forfeit 50,000 shares of the Company’s common stock issued to him previsouly; (vi) amends the Consulting Agreement dated September 21, 2007, between MiMedx and Graham; and (vii) provides for certain payments to the Graham Parties upon a disposition of certain of the intellectual property comprising MiMedx’s Level Orthopedics division (the “Level Assets”) prior to September 20, 2010.

In connection with the amendment of the options and the recovery of the common stock (recorded as treasury stock), the Company recorded expense of approximately $48,000, which represented the fair value of the amended options calculated utilizing the Black-Scholes-Merton model less the fair value of the common stock surrendered on the date of the agreement.

9.	Gain on Settlement of Payables:

During the six months ended September 30, 2009, we negotiated a settlement of certain outstanding payables primarily related to legal expenses incurred during the fiscal year ended March 31, 2009. As a result of this negotiation the Company recognized a gain on settlement of payables of $566,219.

10.	Stock Options and Warrants:
Stock Options:
Activity with respect to the stock options is summarized as follows:

		Weighted-average	Intrinsic
	Shares	Exercise Prices	Value
Options outstanding at April 1, 2009	4,301,250	$1.60	$18,000
Granted	2,057,500	.60
Forfeited/Cancelled	(358,750)	4.00
Exercised	—	—

Options outstanding at September 30, 2009	6,000,000	1.12	$371,600

Options exercisable at September 30, 2009	3,647,082	1.34	$111,400

Following is a summary of stock options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
Range of		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.001 – .50	1,115,000	4.88	$.48	306,250	$.44
.70 – 1.00	3,137,500	7.55	.82	1,562,500	2.03
1.80 – 2.40	1,747,500	4.30	2.06	1,778,332	.89

	6,000,000	6.08	1.12	3,647,082	1.34

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2009	1,092,501	.55

Granted	2,057,500	.49

Expired	(46,250)	2.07

Vested	(750,833)	.48

Unvested at September 30, 2009	2,352,918	.50

Total unrecognized compensation expense related to granted stock options at September 30, 2009 was approximately $1,049,000 and will be charged to expense through February 2012.

The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The term for non-employee options is generally based upon the contractual term of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months Ended
	September 30, 2009	September 30, 2008

Dividend Yield	0%	0%

Expected Volatility	112.06% to 140.74%	70.05%

Risk Free Interest Rates	1.54% to 2.53%	3.11%

Expected Lives	3.5 to 6 years	6 years
The weighted-average grant date fair value for options granted during the six months ended September 30, 2009, and 2008, was approximately $.49, and $3.45, respectively.
Warrants:
A summary of our common stock warrant activity for the six months ended September 30, 2009 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2009	1,160,251	$.91

Issued to placement agents in connection with the 3% Convertible Senior Secured Promissory Notes Offering	315,520	.50

Issued in connection with the hybrid debt instrument	983,333	.60

Warrants outstanding at September 30, 2009	2,459,104	$.74

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

•
in some cases, election by the holder to exchange the warrant (or portion thereof) for that number of shares equal to the product of (a) the number of shares issuable upon exercise of the warrant (or portion) and (b) a fraction, (x) the numerator of which is the market price of the shares at the time of exercise minus the warrant exercise price per share at the time of exercise and (y) the denominator of which is the market price per share at the time of exercise.

These warrants are not mandatorily redeemable and do not obligate the Company to repurchase its equity shares by transferring assets or to issue a variable number of shares.

The warrants require that the Company deliver shares as part of a physical settlement or, in some cases, at the option of the holder, a net-share settlement, and do not provide for a net-cash settlement.

All of our warrants are classified as equity, except for those issued in connection with the hybrid debt instrument, which are classified as a liability at September 30, 2009.
Common Stock Issuances:
During the six months ended September 30, 2009, the Company issued common stock for services and accrued expenses. The following represents the issuances during the period:
•	the Company issued 100,000 shares with a fair value of $42,000 for prepaid financial services.

•	the Company issued 187,644 shares with a fair value of $93,822 for accrued executive compensation.

•	the Company issued 162,750 shares with a fair value of $81,375 for accrued director’s fees.
11.	Income taxes:

The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.

12.	Contractual Commitments:
The table below sets forth our known contractual obligations as of September 30, 2009:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2 – 3 years
Consulting Agreements	$137,500	$137,500	$—
Employment Agreements	322,000	322,000	—
Operating Lease Obligations	672,000	283,000	389,000

Total	$1,131,500	$742,500	$389,000

13.	Subsequent Event:

On October 19, 2009, the Company sold eight patent applications and related intellectual property representing the remaining assets of the Company’s Level Orthopedics division. The sales price was up to $1,030,000, payable as follows: $300,000 cash paid at closing (October 19, 2009), $100,000 by the issuance at closing of a secured promissory note and up to $630,000 in future royalty obligations.

Additionally, the purchaser assumed and agreed to perform all duties and responsibilities of the Company under a consulting agreement between the Company and an advisor to the Level Orthopedics division. (See Note 4)

As a result of this transaction, the Company recorded a net gain of approximately $250,000 on the date of sale, representing the cash received and secured promissory note, less the carrying value of the intellectual property and transaction costs.

In October 2009 the Company commenced a private placement to sell common stock and warrants to accredited investors. Through November 12, 2009, the Company has received aggregate proceeds of $600,000 under this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This Form 10-Q and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. This information includes assumptions made by, and information currently available to, management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of the Company’s products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval and which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference. These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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
Overview
We are a development stage enterprise headquartered in Marietta, Georgia. The Company has generated no operating revenue and has a history of losses since its inception in November 2006.
Our business is conducted through our two divisions, MiMedx and SpineMedica. We currently operate in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products for the Orthopedics and Spine market categories. The MiMedx division’s products are assembled from a strong, collagen-fiber based technology that potentially could be used to augment the repair of soft-tissue and connective tissue injuries. The SpineMedica division is developing a line of products constructed of a durable hydrogel, the first of which is the Paradis Vaso Shield™ indicated as a cover for vessels following anterior vertebral surgery. SpineMedica completed the development of the Paradis Vaso™ Shield surgical sheet products with a FDA 510(k) marketing clearance, which we received on April 20, 2009. We anticipate launching this product in the near future either via independent distributors and or with an industry partner. SpineMedica is investigating expansion of this product line to other areas of the body in and outside the orthopedic and spine category.

Results of Operations for the Three Months Ended September 30, 2009, Compared to the Three Months Ended September 30, 2008
Research and Development Expenses
Our research and development expenses decreased approximately $277,000 or 22.6% to $949,000 during the three months ended September 30, 2009, compared to $1,226,000 during the three months ended September 30, 2008, reflecting our focus on reducing costs. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. Our internal personnel costs decreased approximately $66,000 or 11.7% to $497,000 for the three months ended September 30, 2009, compared to $563,000 for the three months ended September 30, 2008. The decrease in personnel costs primarily is attributed to eliminating certain positions in July 2009 and eliminating bonus accruals, which had been recognized in the same period in 2008. As of September 30, 2009, we employed 24 employees devoted to research and development, compared to 25 employees devoted to research and development at September 30, 2008. Fees paid to external consultants and service providers decreased approximately $247,000 or 44.6% to $307,000 for the three months ended September 30, 2009, compared to $554,000 for the same period in 2008. This decrease is attributed to reduced activity with external consultants and service providers as they have completed certain of their assigned projects. Supplies and instruments used for research and development increased approximately $36,000 or 33% to $145,000 for the three month period ending September 30, 2009, as compared to $109,000 for the same period in 2008. This increase is primarily attributed to the cost of manufacturing our planned products for testing and marketing samples. We anticipate our spending activity in the area of research and development in the foreseeable future to continue at comparable levels as we progress our technologies thru additional testing and validation in order to obtain clearance from the FDA to market our technologies.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2009, decreased approximately $917,000 or 38.6% to $1,459,000, compared to approximately $2,376,000 for the three months ended September 30, 2008, reflecting our focus on reducing costs. General and administrative expenses primarily consist of personnel costs, professional fees, facilities costs and other administrative costs. During the three months ended September 30, 2009, salaries and benefits decreased approximately $359,000 or 36% to $639,000, compared to $998,000 for the three months ended September 30, 2008. As of September 30, 2009, we employed 11 personnel not related to research and development functions as compared to 17 such personnel as of September 30, 2008. Additionally, our management team has been reduced from the same period in the prior year due to resignations of previous officers who have not been replaced. The primary factors contributing to the decrease in personnel costs compared to the same period in 2008 are lower head count and elimination of bonus accruals.
Professional fees decreased approximately $401,000 or 56.2% to $313,000 during the three months ended September 30, 2009, as compared to $714,000 incurred during the three months ended September 30, 2008. These professional fees are primarily attributed to general and patent counsel, business consulting fees, accountants’ fees, and board of directors’ fees. The $401,000 decrease in professional fees reflects our focus on reducing costs, as well as legal fees incurred for merger and acquisition activity in the same period last year that were nonrecurring.
Facilities and other administrative costs decreased approximately $162,000 or 41.4% to $229,000 during the three months ended September 30, 2009, compared to $391,000 incurred in the three months ended September 30, 2008, reflecting our focus on reducing costs and controlling all discretionary costs. Our primary offices, laboratories and manufacturing facilities are located in leased spaces located in Marietta, Georgia, and Tampa, Florida.
During the three months ended September 30, 2009, we recorded $111,000 in depreciation expense and $167,000 in amortization expense, as compared to $106,000 and $167,000, respectively, for these expenses in the same period in 2008. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share-Based Compensation
We follow the provisions set forth in generally accepted accounting principles (“GAAP”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share-based compensation recognized during the three months ended September 30, 2009 and 2008, approximated $262,000 and $182,000, respectively.

Other Expense/Income
The Company’s Board of Directors agreed to issue additional shares of its common stock to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company when it was most in need of funding and to enable the Company’s future fundraising efforts. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors were required to waive registration rights otherwise available with respect to the shares issued in the private placements. During the three months ended September 30, 2009, the Company issued 2,490,000 additional shares as a result of this action and recorded additional expense of $1,305,100 based on the fair value of the Company’s stock price on the date each respective waiver was executed.
We recorded net interest expense of approximately $91,000 during the three months ended September 30, 2009, and approximately $15,000 of net interest income during the three months ended September 30, 2008. All our interest expense recorded in the current period is related to our convertible notes offering, which closed in June 2009, and our hybrid debt instrument. In the three month period ending September 30, 2008, we had no debt and received interest income on our cash balance as a result of our investment of the net proceeds of the issuance of our Series A Preferred Stock, which occurred in March 2007.
During the three months ended September 30, 2009, we recognized derivative expense approximating $683,000 related to our hybrid debt instrument.
Results of Operations for the Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008
Research and Development Expenses
Our research and development expenses decreased approximately $456,000 or 20.9% to $1,723,000 during the six months ended September 30, 2009, compared to approximately $2,179,000 during the six months ended September 30, 2008, reflecting our focus on reducing costs. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. Our internal personnel costs increased approximately $50,000 or 5.4% to $978,000 for the six months ended September 30, 2009, compared to $928,000 for the six months ended September 30, 2008. The increase in personnel costs is primarily attributed to increased head count in research and development personnel over the entire six month comparable periods. As of September 30, 2009, we employed 24 employees devoted to research and development, compared to 25 employees devoted to research and development at September 30, 2008. Fees paid to external consultants and service providers decreased approximately $475,000 or 48.2%, to $511,000 for the six months ended September 30, 2009, compared to $986,000 for the same period in 2008. This decrease is attributed to reduced activity with external consultants and service providers as they have completed certain of their assigned projects. Supplies and instruments used for research and development decreased approximately $31,000 or 11.7% to $234,000 for the six month period ending September 30, 2009, as compared to $265,000 for the same period in 2008. This decrease is primarily attributed to efficiencies gained in our development and manufacturing processes. We anticipate our spending activity in the area of research and development in the foreseeable future to continue at comparable levels as we progress our technologies thru additional testing and validation in order to obtain clearance from the FDA to market our technologies.
General and Administrative Expenses
General and administrative expenses for the six months ended September 30, 2009, decreased approximately $1,818,000 or 39.4% to $2,794,000, compared to approximately $4,612,000 for the six months ended September 30, 2008, reflecting our focus on reducing costs. General and administrative expenses primarily consist of personnel costs, professional fees, facilities costs and other administrative costs. During the six months ended September 30, 2009, salaries and benefits decreased approximately $952,000 or 45.2% to $1,153,000, compared to $2,105,000 for the six months ended September 30, 2008. As of September 30, 2009, we employed 11 personnel not related to research and development functions as compared to 17 such personnel as of September 30, 2008. Additionally, our management team has been reduced from the same period in the prior year due to resignations of previous officers who have not been replaced. The primary factors contributing to the decrease in personnel costs are attributed to lower head count and elimination of bonus accruals compared to the same period in 2008.

Professional fees decreased approximately $589,000 or 51.4% to $557,000 during the six months ended September 30, 2009, as compared to $1,146,000 incurred during the six months ended September 30, 2008. These professional fees are primarily attributed to general and patent counsel, business consulting fees, accountants’ fees, and board of directors’ fees. The $589,000 decrease in professional fees reflects our focus on reducing costs as well as legal fees incurred for merger and acquisition activity in the same period last year that were nonrecurring. Additionally, we have hired key personnel who have been able to reduce our needs for outside assistance.
Facilities and other administrative costs decreased approximately $301,000 or 36.5% to $524,000 during the six months ended September 30, 2009, compared to $825,000 incurred in the six months ended September 30, 2008, reflecting our focus on reducing costs and controlling all discretionary costs. Our primary offices, laboratories and manufacturing facilities are located in leased spaces located in Marietta, Georgia, and Tampa, Florida.
During the six months ended September 30, 2009, we recorded $227,000 in depreciation expense and $333,000 in amortization expense, as compared to $203,000 and $333,000, respectively, for these expenses in the same period in 2008. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share-Based Compensation
We follow the provisions set forth in generally accepted accounting principles (“GAAP”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share-based compensation recognized during the six months ended September 30, 2009 and 2008, approximated $340,000 and $412,000, respectively.
Other Expense/Income
The Company’s Board of Directors agreed to issue additional shares of its common stock to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company when it was most in need of funding and to enable the Company’s future fundraising efforts. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors were required to waive registration rights otherwise available with respect to the shares issued in the private placements. During the six months ended September 30, 2009, the Company issued 2,490,000 additional shares as a result of this action and recorded additional expense of $1,305,100, based on the fair value of the Company’s stock price on the date each respective waiver was executed.
We recorded net interest expense of approximately $145,000 during the six months ended September 30, 2009, and approximately $53,000 of net interest income during the six months ended September 30, 2008. All our interest expense recorded in the current period is related to our convertible notes offering, which closed in June 2009, and our hybrid debt instrument. In the six month period ending September 30, 2008, we had no debt and received interest income on our cash balance as a result of our investment of the net proceeds of the issuance of our Series A Preferred Stock, which occurred in March 2007.
During the six months ended September 30, 2009, we recognized derivative expense approximating $683,000 related to our hybrid debt instrument.

Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock or convertible debt. As of September 30, 2009, the Company has not emerged from the development stage. We had approximately $6,000 of cash and cash equivalents on hand as of September 30, 2009.
In October 2009 the Company borrowed an additional $205,000 from its Chairman and Chief Executive Officer under the 5% Convertible Promissory Note and also received $300,000 related to the sale of intellectual property. Additionally, the Company commenced a private placement to sell common stock and warrants to accredited investors. Through November 12, 2009, the Company has received aggregate proceeds of $600,000 under this arrangement and assuming it receives no additional funds and the holder under the 5% Convertible Promissory Note exercises the conversion option, estimates that it has sufficient funds to operate through December 2009. In order to fund on-going operating cash requirements beyond that point and to accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, to obtain clearances and approvals by regulatory authorities, including the FDA, for the sale of developed products and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition.
Discussion of cash flows
Net cash used in operations during the six months ended September 30, 2009, decreased approximately $1,417,000 to $3,658,000, compared to $5,075,000 used in operating activities for the six month period ended September 30, 2008, reflecting our efforts in controlling expenses. Our operating cash outflows are used to fund our research and development activities as well as for general corporate purposes.
Our convertible notes offering which closed during the six months ended September 30, 2009, provided us cash from financing activities of $3,344,460, net of placement agent fees.
As discussed above, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, to obtain regulatory clearance or approval for sale of developed products and ultimately to generate revenues sufficient to cover all costs.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of September 30, 2009, is provided in Note 12 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
In preparing our financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended March 31, 2009. During the first six months of fiscal 2010, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 was effective for financial statements issued for reporting periods that ended after September 15, 2009. Upon effectiveness, it superseded all accounting standards in U.S. GAAP, aside from those issued by the SEC.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009, and its adoption did not have any impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December 31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this standard to have any effect on its financial statements until or unless it enters into agreements covered by this standard.
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
Our hybrid debt instrument and warrant derivative liability are carried at fair value and expose us to market risk. Changes in the fair value of our common stock will affect the carrying value of these instruments. Changes to the carrying values are charged or credited to operations.

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
Changes in Internal Control-Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None
Item 1A. Risk Factors
As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) to accredited investors. The Company completed the offering on June 17, 2009, and received aggregate proceeds of $3,472,000, representing the face value of the Senior Notes.
In total, the Senior Notes are convertible into up to 6,944,000 shares of common stock at $.50 per share (a) at any time upon the election of the holder of the Senior Notes; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) is not less than $1.50 for at least 20 consecutive trading days in any period prior to the maturity date. If converted, the common stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Senior Notes mature in three years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Senior Notes are secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc., excluding, however, the membership interests in SpineMedica, LLC. The Senior Notes are junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 subsequently incurred by the Company.

In conjunction with the offering, the Company incurred a placement fee of $138,040 and issued 315,520 common stock warrants to the placement agents at an exercise price of $.50 per share. The warrants expire in 5 years.
The Company relied on Section 4(2) of the Securities Act of 1993 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described in this Current Report, because they were only offered to accredited investors who purchased for investment in transactions that did not involve a general solicitation.
On July 13, 2009, we issued 162,750 shares of our restricted common stock to our directors in lieu of cash for accrued directors’ fees. The estimated fair value for these services is $81,375. The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.
On July 14, 2009, we issued 187,644 shares of our restricted common stock in lieu of cash to certain executives for accrued executive compensation. The estimated fair value for these services is $93,822. The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.
On August 26, 2009, we issued 100,000 shares of our restricted common stock to a vendor in consideration for financial consulting services. The estimated fair value for these services is $42,000. The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.
On September 22, 2009, the Company and its Chairman of the Board and CEO, entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.
Under the terms of the Subscription Agreement, the lender has agreed to advance the Company up to $500,000 to fund its working capital needs as requested by the Company from time to time until December 20, 2009. As of September 30, 2009, the Company has received $295,000 under this arrangement. Such indebtedness is evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 20, 2009, and, at the option of the holder, is convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 22, 2009, or, if there are no such sales, $.60 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued the Warrant for the number of shares of common stock of the Company computed by dividing the aggregate amount of the advances by the Conversion Price and multiplying the resultant quotient by two. The exercise price of the Warrant is the Conversion Price.
The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.
SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

	(a) Total			(d) Maximum Number (or
	Number of	(b) Average	(c) Total Number of Shares	Approximate Dollar Value)
	Shares (or	Price Paid per	(or Units) Purchased as Part	of Shares (or Units) that May
	Units)	Share (or	of Publicly Announced	Yet Be Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs
August 19, 2009	50,000 shares	$.50	0	0

On August 19, 2009, the Company repurchased 50,000 shares of the Company’s common stock in conjunction with an Amendment and Settlement Agreement with an advisor. In exchange for the Company’s common shares we accelerated the vesting of previously issued options to the advisor. We recorded an expense of approximately $48,000 which represented the fair value of the amended options calculated utilizing the Black-Scholes-Merton model less the fair value of the common stock surrendered by the advisor on the date of the agreement.
We did not have any other repurchases and currently have no share repurchase plans or programs.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits.

Exhibit
Number	Description

2.1	Sale and Purchase Agreement, dated October 19, 2009, between UPex Holdings, LLC and MiMedx, Inc. (6)

3.1	Articles of Incorporation of MiMedx Group, Inc. (1)

3.2	Bylaws of MiMedx Group, Inc. (1)

10.1	Form of Subscription Agreement (2)

10.2	Form of 3% Convertible Senior Secured Promissory Note (2)

10.3	Form of Security and Intercreditor Agreement (2)

10.4	Amendment and Settlement Agreement between and among MiMedx Group, Inc., MiMedx, Inc., Thomas J. Graham, M.D., and Phantom Hand Project, LLC, dated August 19, 2009. (3)

10.5	Consulting Agreement between MiMedx, Inc., and Thomas J. Graham, M.D., dated September 21, 2007. (3)

10.6	Subscription Agreement 5% Convertible Promissory Note (5)

10.7	5% Convertible Promissory Note (5)

10.8	Warrant to Purchase Common Stock (5)

10.9	Right of First Refusal Agreement between MiMedx Group, Inc., and Matthew J. Miller (5)

10.10	Employment Agreement by and between MiMedx, Inc. and Michael J. Culumber (5)

10.11	Assignment and Assumption Agreement and Amendment (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

99.1	Presentation to Prospective Investors (4)

1	Incorporated herein by reference to the Company’s Form 8-K dated as of March 31, 2008.

2	Incorporated herein by reference to the Company’s Form 8-K dated as of April 30, 2009.

3	Incorporated herein by reference to the Company’s Form 8-K dated as of August 19, 2009.

4	Incorporated herein by reference to the Company’s Form 8-K dated as of September 2, 2009.

5	Incorporated herein by reference to the Company’s Form 8-K dated as of September 22, 2009.

6	Incorporated herein by reference to the Company’s Form 8-K dated as of October 19, 2009.

7	Included with this filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIMEDX GROUP, INC.

Date: November 16, 2009	By:	/s/ Michael J. Culumber
Michael J. Culumber
Chief Financial Officer