Form 10-KT
period 2009-12-31
MIMEDX GROUP, INC.
filed 2010-03-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2009 to December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on September 30, 2009, based upon the last sale price of the shares as reported on the OTC Bulletin Board on such date, was approximately $24,400,000.
There were 51,331,613 shares of Common Stock outstanding as of March 15, 2010.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2010 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Item 1. Business
Overview
MiMedx Group, Inc. (“MiMedx Group”) is an integrated developer, manufacturer and marketer of patent protected biomaterial-based products. MiMedx Group is emerging from a development-focused start-up company into a fully integrated operating company with the expertise to capitalize on its science and technology and the capacity to generate sales growth and profitability.
“Repair, don’t replace” is the mantra of the MiMedx Group biochemists, engineers, and designers who are developing today’s biomaterial-based solutions for patients and physicians. Market research shows the first desire of patients ranging from active baby-boomers and weekend warriors to high-school and professional athletes is to augment repair when possible, rather than replace traumatized, but otherwise healthy tissues and structures. Clinical research has proven that biomaterials can be used to achieve augmentation and repair.
Our Strategy
The Company’s initial business strategy was to identify and acquire innovative new medical products and technologies, focused primarily on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We have recently refined our strategy to focus on our proprietary biomaterial technologies that can be transformed into unique medical devices that fill an unmet or underserved clinical need. Our HydroFix™ hydrogel technology and our CollaFix™ collagen fiber technology are proprietary platforms that can serve as the basis for medical devices in various orthopedic and orthobiologic applications, such as spine, sports medicine, and trauma. We also have identified multiple product opportunities in general surgery, drug delivery, wound management and cardiac markets, among others.
Our plan is to focus our internal commercialization efforts on orthopedics and orthobiologic applications for our technologies and to partner with large, established companies in the general surgery, drug delivery, wound management, cardiac and other markets. Initial conversations with respect to such external relationships have been initiated, but they will take time to develop.

We have organized an advisory panel of leading physicians to provide insight into our primary fields of interest for new products and technology, as well as guidance and advice with respect to ongoing product development programs.
Under the direction of our new leadership, our core focus is on near-term opportunities for each of our technologies, advancing them through the regulatory process, establishing reliable and cost-effective manufacturing, and establishing an effective distribution system.
History of MiMedx Group, Inc.
MiMedx Group, Inc. originally was formed as a Utah corporation on July 30, 1985, under the name Leibra, Inc. We later changed domicile, through a merger, to Nevada, and subsequently changed our name to Alynx, Co. We had several additional name changes in connection with various business acquisitions, all of which were discontinued or rescinded. We were an inactive shell corporation for 10 years or more, seeking to acquire an interest in a business with long-term growth potential. On March 6, 2007, Alynx, Co. filed a registration statement with the SEC on Form 10-SB to register its common stock under the Securities Exchange Act of 1934.
In a merger consummated on February 8, 2008, Alynx, Co. acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”) founded by Steve Gorlin. MiMedx’s assets included three development units focused on the development of medical devices based on their respective patented and proprietary technologies. MiMedx’s primary development unit was focused on the development of products for the repair of soft tissue, such as tendons, ligaments and cartilage, using a collagen fiber-based platform predicated on certain cross linking technology, which was licensed from Shriners Hospital for Children and University of South Florida Research Foundation in January 2007. The assets of MiMedx also included 100% of the membership interests in SpineMedica, LLC (“SpineMedica”), a development-stage company focused on Orthopedic-Spine biomaterial technologies using a poly-vinyl alcohol (“PVA”) based hydrogel that its predecessor, SpineMedica Corp., licensed from SaluMedica, LLC for applications related to the spine in August 2005, and for applications related to the hand (excluding the wrist) and rotator cuff in August 2007. Additionally, MiMedx’s assets included certain intellectual property related to implants for use in fracture fixation in the upper extremities, which we referred to as the LeveL Orthopedics assets. These assets had been contributed to, or developed on behalf of, MiMedx pursuant to a consulting agreement it had entered into in September 2007, with Thomas J. Graham, M.D., a leading hand surgeon.
On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed on February 28, 2008, for purposes of the merger. MiMedx Group, Inc. was the surviving corporation in the merger. Also on March 31, 2008, MiMedx entered into a license with SaluMedica, LLC, for the PVA-based hydrogel biomaterial for applications as a surgical sheet outside of the spine.
To assist the Company in transitioning from a development stage company to an operating company, effective February 24, 2009, the Company’s Board of Directors appointed Parker H. “Pete” Petit to serve as the Company’s Chairman of the Board, President and Chief Executive Officer. Mr. Petit has over 30 years’ experience in the healthcare products and services markets, and a track record of having successfully nurtured several companies from the development stage to industry leadership. In September 2009, Mr. Petit recruited another experienced medical device executive, William C. Taylor, to become the Company’s President and Chief Operating Officer. Mr. Taylor has over 20 years’ of medical device design, development, and manufacturing experience.
On April 20, 2009, we received clearance from the U.S. Food and Drug Administration (the “FDA”) to market our Paradís Vaso Shield™ device, indicated for use as a cover for vessels following anterior vertebral surgery. In October 2009, we divested our LeveL Orthopedics assets in order to focus exclusively on biomaterials, and also relinquished the SaluMedica license for the hydrogel application in the hand.
Prior to the 4th quarter of 2009, the Company explored business strategies through our three development units, MiMedx, SpineMedica and LeveL Orthopedics. After the sale of the LeveL assets and a thorough review of the strategic direction of the Company, management made the decision in late 2009 to consolidate the organizational structure. Instead of independent development teams and manufacturing locations, we will have integrated development teams and all manufacturing will be consolidated into one site. Our Tampa, Florida location will focus on research and early stage product and process development. Our Marietta, Georgia location will house our corporate headquarters, our development and sales teams and all manufacturing and distribution operations.

In December 2009 we made the decision to simplify our corporate and technology branding in order to build a stronger brand identity. Our new branding strategy is to focus on MiMedx Group, Inc. as the corporate brand identity and to brand each of our technologies, rather than each product embodying our technologies. Our PVA Hydrogel technology is now called HydroFix™ and our collagen fiber technology is now called CollaFix™. We are currently transitioning the name of our current product from Paradís Vaso Shield™ to HydroFix™ Vaso Shield.
Our Products
CollaFix™ Products
The CollaFix™ technology combines an innovative means of creating fibers from soluble collagen and a unique cross-linking process that utilizes nordihydroguaiaretic acid (“NDGA”), a naturally occurring plant compound. Initial laboratory and animal testing shows that collagen cross-linked with NDGA produces a very strong, biocompatible, and durable fiber that can be transformed into surgical meshes intended to treat a number of orthopedic soft-tissue trauma and disease disorders. Furthermore, tests have shown NDGA biocompatibilizes certain materials that may otherwise create a foreign body response. NDGA is a biological compound, and therefore biomaterials cross-linked with NDGA are composed entirely of biological components.
Embodiments and benefits of products that we believe, based on preliminary studies, could be developed using this licensed technology are:
•	Initial tests of fibers cross-linked with NDGA appear to demonstrate they are stronger than existing collagenous tissue, including healthy tendons and ligaments. These fibers form the fundamental unit from which a variety of devices could be configured as follows:
•	Linear and braided arrays for tendon and ligament repair

•	Cross-helical arrays forming tubular structures that also can be cut to form flat patches

•	Woven meshes for general surgical use;
•	NDGA-treated biomaterials have been tested and results preliminarily suggest that the materials are biocompatible and biodegradable;
•	Biocompatibilization (making a material biocompatible that may otherwise not be) of in-dwelling medical devices by coating with NDGA polymerized collagen;
•	NDGA treatment of xenograft (animal in origin) and allograft (human in origin) materials could make them more biocompatible and possibly improve functional lifetime; and
•	NDGA-treated collagen-based biorivets have the potential to be used for bone fracture fixation.
Our core collagen technology is licensed to us and is embodied in two patents. The core patent covers the polymerization chemistry of NDGA as applied to biological materials, bioprostheses, or devices created through its application. It covers chemistries and compounds that have the reactive groups that are responsible for the effectiveness of NDGA, including a variety of organically synthesized NDGA analogs and natural compounds. Multiple medical products potentially could be developed and patented that are all tied to the core patented technology.
We are currently pursuing the manufacture and optimization of various collagen constructs and we are focused on advancing our products through the regulatory process to receive FDA clearance to introduce our products to the market.
We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
HydroFix™ Products
We license rights to a PVA polymer, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to mimic closely the mechanical and physical properties of natural, healthy human tissue. This hydrogel has been used in other orthopedic and general surgery device applications, and we believe it has demonstrated biocompatibility and durability inside the human body. Regulatory agencies both inside and outside the United States have cleared the hydrogel material for use inside the body for several applications. For example, in the United States, the FDA has cleared devices using the hydrogel material for use as a cover for vessels following anterior vertebral surgery as well as for use next to nerves. In the European Union and Canada, devices using the hydrogel material have been cleared for use next to nerves, to replace worn-out and lesioned cartilage in the knee, and as a post-surgical adhesion inhibiting barrier for spine surgeries in specific locations.

As mentioned above, on April 20, 2009, we received FDA clearance via a 510(k), for our Paradís Vaso Shield™, recently renamed HydroFix™ Vaso Shield (the “Vaso Shield”), which is a vessel guard made of our hydrogel material. Protection of veins and arteries is a common issue associated with many types of surgeries. Protection of the aorta, vena cava, iliac vessels and other anatomy is particularly important in anterior spine surgery. The HydroFix™ Vaso Shield was designed to help physicians protect vessels following anterior vertebral surgery. The FDA cleared the HydroFix™ Vaso Shield as a vessel guard or cover for anterior vertebral surgery, however, the safety and effectiveness of this device for reducing the incidence, severity and extent of post-operative adhesion formation has not been established.
We have a similar version of the product for the European market called HydroFix™ Spine Shield, which has recently received the CE mark. The device is classified as a post-surgical adhesion inhibiting barrier and is used in specific spine surgeries. The CE marking, also known as “CE Mark,” is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA). The CE marking certifies that a product has met European Union (EU) consumer safety, health or environmental requirements. The CE marked HydroFix™ Spine Shield is not available in the United States.
We are currently in the process of identifying other uses and indications for the HydroFix™ technologies, including, but not limited to other areas of the spine as well as healthcare categories outside the spine, such as general surgery, obstetrics, and gynecology, maxilla-facial, plastic and cosmetic applications, and others. We filed our second 510(k) application for the HydroFix™ sheet material in February 2010 for anticipated use in orthopedic applications.
Market Opportunity
In 2008, the value of the Orthopedic-Biomaterials segment was estimated to be $7.4 billion, representing over 20% of the total Orthopedic Market. It is estimated that this market segment will grow at over 13% per year, which is more than double the growth rate for the overall Orthopedics Market. The Biomaterials market is expected to grow to a value of $9.4 billion by 2011, mainly due to advancements in materials science technology, the incidence of trauma and disease associated with the baby-boomer population and resource focus and investment (MedMarket Diligence, Report #M625, “Emerging Trends, Technologies and Opportunities in the Markets for Orthopedic Biomaterials, Worldwide”, 2008).
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
The market revenues for biomaterials in wound care are expected to rise at an accelerated compound annual growth rate of 16.5% from 2006-2013. Combination products (biomaterial dressings that also possess moist dressing, antimicrobials, or alginates) are further driving growth and gaining market share from other advanced wound dressing segments, according to the Frost and Sullivan US Interactive Wound Care Markets Report for 2008.
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

Tendon and Ligament Repair Technologies
Advancements in tendon surgery have focused largely on augmenting the standard of care using synthetic and biomaterials including collagen based devices. Advancements in ligament surgery have focused largely on new methods of graft fixation using interference screws and anchors, which have opened new approaches to repair. We believe there is a new wave of development for ligament and tendon repair, including collagen matrices, allografts and tissue engineered tendons and ligaments that we believe will change how physicians treat these procedures. Therapeutic modalities we continue to focus on are related to the treatment and repair of soft tissues during tendon repair surgery, including reinforcement of the rotator cuff, patellar, Achilles, biceps, quadriceps or other tendons. Following clinical development of the above, we plan to focus on treatments for ligaments and joints, such as medial and lateral collateral ligaments of the knee, elbow and ankle and meniscal repair. Our products potentially could be used in other orthopedic categories as well.
PVA-Based Biomaterials
Our PVA based biomaterial, HydroFix™, has been used in several medical device applications and is cleared by the FDA for use as a cover for vessels following anterior vertebral surgery and for use as a nerve cuff (SaluMedica, LLC). We have licensed the right to use Salubria®, SaluMedica LLC’s formulation, or similar PVA-based biomaterials for certain applications within the body under a world-wide license (see “Collaborations and License Agreements”). The material, as Salubria®, has been sold in Europe for certain applications for over seven years. The PVA-based hydrogel can be processed to have mechanical and physical properties similar to that of human tissue. The biostable hydrogel composition contains water in similar proportions to human tissue, mimicking human tissue’s strength and compliance. For certain applications, the PVA-based hydrogel has been formulated to be wear-resistant and strong. The base organic polymer is known to be biocompatible and hydrophilic. These properties make it a candidate for use as an implant, and may prove suitable for development into medical products addressing various applications. The PVA-based hydrogel and products formed therefrom are MRI compatible (allowing for Magnetic Resonance Imaging of a patient with no artifacts or special safety precautions necessary). We currently license the PVA-based hydrogel for use in the spine, rotator cuff and as a surgical sheet.
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
Repair of herniated intervertebral discs or damage as a result of degenerative disc disease commonly involves surgical intervention such as fusion or total disc replacement (TDR). Postsurgical adhesions and fibrosis formation are a common consequence of the normal healing process. The presence of fibrosis may render reoperations or follow-up surgeries risky and have caused nerve root tethering in some patients.
One approach to protecting vessels following anterior vertebral surgery is to provide a barrier between the anterior spine and adjacent vessels. Some studies, not performed by us, have demonstrated that the application of a barrier to protect adjacent vessels may create a dissection plane for future surgeries in that anatomical area.
The safety and effectiveness of the FDA cleared HydroFix™ Vaso Shield device for reducing the incidence, severity and extent of post-operative adhesion formation has not been established.
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
Physician Advisory Boards
We have empanelled a number of key physician opinion leaders in relevant fields by asking these physicians to serve on one of our Physician Advisory Boards (“PABs”). Each has entered into a consulting agreement with the Company.
Our PABs include physicians who move medicine forward by scientific endeavor, such as publishing, teaching and developing new solutions to treat injury and diseases. Several members chair their respective departments at university medical schools, teaching institutions and fellowship programs.
The Chairman of our Sports Medicine PAB is James Andrews, M.D., of Birmingham, Alabama, and Gulf Breeze, Florida. Dr. Andrews is one of the best known and most respected sports-medicine physicians in the world. He is the physician for several National Football League and Major League Baseball teams and treats many of the highest-paid professional athletes from numerous teams and from a multitude of sports, including Drew Brees, the 2010 Superbowl MVP, and is regularly profiled in newspapers and magazines. Dr. Andrews also runs a sought-after fellowship program.
The Sports Committee is chaired by Lonnie Paulos, M.D. a renowned orthopedic surgeon and researcher. Dr. Paulos is presently a surgeon at the Andrews-Paulos Institute for Orthopedics & Sports Medicine in Gulf Breeze, Florida. He is the former physician to the Cincinnati Bengals, Cincinnati Reds, US Ski team, and the US Gymnastics Federation.
Similarly, we have assembled a group of leading orthopedic spine and neurosurgeons who are advising on the development of our spinal implants, instruments and surgical procedures
The Chairman of the Spine PAB is Randal Betz, M.D. Dr. Betz holds hospital positions as Chief of Staff at Shriners Hospitals for Children and Medical Director of Shriners’ Spinal Cord Injury Unit, in Philadelphia, PA. Additionally, Dr. Betz is on staff at Temple University Children’s Medical Center and is a Professor of Orthopaedic Surgery at Temple University School of Medicine.

Government Regulation
Our products are medical devices subject to extensive regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act and they are also regulated in the European Union through the Medical Device Directive. Similar regulations apply in other countries. These regulations govern, among other things, the following activities:
•	product design and development;
•	product testing;
•	product manufacturing;
•	product labeling;
•	product storage;
•	premarket clearance or approval;
•	advertising and promotion;
•	product sales and distribution; and
•	medical device reporting.
Each medical device that we distribute commercially in the U.S. likely will require either 510(k) clearance or Premarket Approval (“PMA”) from the FDA prior to marketing. Devices deemed to pose relatively less risk are placed in either Class I or II which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance, which indicates that the device is substantially equivalent to devices already legally on the market. Most Class I devices are considered very low risk and are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been required, are placed in Class III, requiring PMA approval.
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
510(k) Clearance Pathway
To obtain 510(k) clearance for one of our products, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can take significantly longer for submissions that include clinical data.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. As part of the PMA review, the FDA typically will inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which prescribe elaborate testing, control, documentation and other quality assurance procedures.
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
A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As mentioned above, in conjunction with a PMA review, the FDA typically will inspect the manufacturer’s facilities for compliance with QSR requirements, which prescribe elaborate testing, control, documentation and other quality assurance procedures.
Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.
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
International
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export of certain of our products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that we will receive on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.
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
Export of Uncleared or Unapproved Devices
Export of devices eligible for the 510(k) clearance process, but not yet cleared to market, is permitted without FDA approval, provided that certain requirements are met. Unapproved devices subject to the PMA process can be exported to any country without FDA approval provided that, among other things, they are not contrary to the laws of the country to which they are intended for import, they are manufactured in substantial compliance with the Quality System Regulations, and they have been granted valid marketing authorization by any member country of the European Union, Australia, Canada, Israel, Japan, New Zealand, Switzerland or South Africa. If these conditions are not met, FDA approval must be obtained, among other things, by demonstrating to the FDA that the product is approved for import into the country to which it is to be exported and, in some cases, by providing safety data for the device. There can be no assurance that the FDA will grant export approval when necessary or that countries to which the device is to be exported will approve the device for import. Our failure to obtain necessary FDA export authorization and/or import approval could have a material adverse effect on our business, financial condition and results of operation.

Regulatory Status of our Products
On April 20, 2009, the Company received FDA clearance to market the HydroFix™ Vaso Shield (formerly called Paradís™ Vaso Shield) device, indicated for use as a cover for vessels following anterior vertebral surgery. The proprietary, patented, and PVA based membrane may reduce the risk of associated injury following anterior vertebral surgeries by providing a vessel cover. We have products under development that may qualify for 510(k), such as NDGA-polymerized collagen implants and additional sheet products made from PVA-based hydrogel. In February 2010 we filed two additional 510 (k) submissions, one for an orthopedic application of our HydroFixTM Sheet. The second was for our first Collagen product submission for general soft tissue repair. There can be no assurance of the outcome of these submissions or the timeframe to complete the process.
Reimbursement—Procedures, Profitability and Costs
Our products likely will be purchased by hospitals or ambulatory surgery centers that are reimbursed by third-party payers. In the U.S., such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans. Governmental payment programs have prescribed reimbursement rates for procedures and medical products. Similarly, private third-party payers have carefully negotiated payment levels for procedures and medical products. In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive. Our success depends on adequate levels of third-party reimbursement for our products.
In those countries outside the U.S. where our products are approved for sale, we expect that sales volumes and prices of our products will be influenced by the availability of reimbursement from governments or third-party payers. If adequate levels of reimbursement from governments or third-party payers outside of the U.S. are not obtained, international sales of our products will be limited. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for medical devices and procedures and often require special consideration for reimbursement for a new device.
We are currently working with industry reimbursement consultants to aid in the reimbursement planning for our products. At this time there can be no assurance that reimbursement policies will provide an acceptable return on our products.
Competition
CollaFix™ Products
In the US in 2007, approximately 2,090,000 orthopedic soft tissue repair procedures were performed. This procedure volume is growing at a rate of 4.5 % supported by the rising number of sports-related injuries, particularly among the increasingly active aging population. Source: US Markets for Orthopedic Soft Tissue Solutions 2008, Millennium Research Group
There are currently a large number of devices on the market used to reinforce surgically repaired soft tissues. These include hardware (screws, pins, disposables) as well as allografts, synthetic products and xenografts (derived from porcine, bovine and equine tissues).
Leading Competitors in the Orthopedic Soft Tissue Solutions Market, as a % of Total, US, 2007.

Percent of US total
Leading Competitors	Soft Tissue Market
Arthrex	33.8%
DePuy Mitek	17.1%
Smith and Nephew	13.2%
CONMED Linvatec	5.8%
Genzyme Biosurgery	3.4%
Musculoskeletal Transplant Foundation	3.2%
Biomet Sports Medicine	3.1%
AlloSource	2.7%
ArthroCare	2.1%
LifeNet Health	1.9%
Other	13.7%
Source: US Markets for Orthopedic Soft Tissue Solutions 2008, Millennium Research Group

There are several technologies currently on the market or anticipated to enter the market for ligament and tendon repair and/or replacements. Those technologies include collagen matrices, cell-seeded polymer scaffolds, cryopreserved allografts, fibroblast-seeded ligament analogs, and small intestinal submucosa.
Competitors who market collagen based devices currently include:

Developer	Product	Cross-linking

DePuy	RESTORE	None
Wright Medical Technology	GraftJacket	None
Synovis	OrthAdapt	Carbodiimide
ReGen Biologics	Collagen matrices	None
Biomet/Organogenesis	CuffPatch	Carbodiimide
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
HydroFix™ Products
Spinal Orthopaedic and neurosurgeons actively seek patient treatment alternatives and utilize various technologies during different stages of the patient care continuum. Until the recent success of non-fusion technologies, spine implant market manufacturers have focused almost exclusively on refining and improving spinal fusion techniques. Multiple fusion techniques and products are available to patients today.
Regardless of the type of surgery, fusion or TDR, physicians commonly deal with venous injury during anterior spinal revision surgery. Currently, competition for vessel guards for this specific application is limited. W.L. Gore & Associates, Inc. is the dominant manufacturer in this area.
Collaborations and License Agreements
License Agreement between MiMedx, Shriners Hospitals for Children, and University of South Florida Research Foundation
We entered into a license agreement with Shriners Hospitals for Children and University of South Florida Research Foundation (collectively “Licensor”) in January 2007 for the worldwide, exclusive rights for all applications using NDGA-polymerized materials, including for reconstruction of soft tissue. We paid a one-time license fee of $100,000, plus issued to the Licensor 1,120,000 shares of our Common Stock, and the Licensor will receive future additional milestone payments and continuing royalties based on sales of all licensed products.
The license is perpetual and terminable by us at any time, in whole or in part. The licensor has the right to terminate this license in the event that any breach, which they are required to give us notice, is not cured.

License Agreement between SpineMedica and SaluMedica, LLC
In August 2005 we entered into an exclusive, perpetual, worldwide, non-terminable, royalty-free, transferable license of certain patents and patent application rights held by SaluMedica, LLC that relate to a PVA-based hydrogel. SpineMedica has the right to manufacture, market, use and sell medical devices and products incorporating the claimed technology for all neurological and orthopedic uses related to the human spine, including muscular and skeletal uses. Some of the licensed patents and patent application rights are owned by SaluMedica, LLC and at least one of these patent and patent application rights is licensed by SaluMedica, LLC from Georgia Tech Research Corporation. In connection with this license agreement, SpineMedica also acquired certain of SaluMedica, LLC’s assets, including manufacturing and testing equipment and office equipment, and obtained a license to use the trademarks “SaluMedica™” and “Salubria® biomaterial.”
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
Hand License with SaluMedica, LLC
MiMedx has a Technology License Agreement, as amended by a First Amendment to Technology License Agreement, as well as a related Trademark License Agreement, all dated August 3, 2007, (collectively, the “Hand License”) that provides MiMedx with the exclusive, fully-paid, worldwide, royalty-free, irrevocable and non-terminable (except as provided in the Hand License), and sublicensable rights to develop, use, manufacture, market, and sell Salubria® biomaterial or similar PVA-based hydrogels for all neurological and orthopedic uses (including muscular and skeletal uses) related to the rotator cuff and the hand (excluding the wrist), but excluding the product SaluBridge (which is made from Salubria® biomaterial and is currently cleared for use by the FDA) (the “Licensed Hand IP”). SaluMedica, LLC’s rights in the Licensed Hand IP derive from and are subject to one or more licenses from Georgia Tech Research Corporation and, consequently, the Hand License is subject to those same licenses. This license was amended in October 2009 to relinquish the license for uses related to the hand but to keep the rotator cuff license.
Surgical Sheet License with SaluMedica, LLC
On March 31, 2008, we entered into an exclusive world-wide license with SaluMedica, LLC for a PVA-based hydrogel biomaterial for applications as a surgical sheet. The license covers both internal and external applications. In exchange for the exclusive, worldwide, perpetual license to develop, manufacture, and sell the “surgical sheet” technology for application anywhere in the body, we issued SaluMedica, LLC 400,000 shares of restricted Common Stock. In addition, SaluMedica, LLC is eligible to receive up to an aggregate additional 600,000 shares of restricted Common Stock if certain sales and revenue milestones are achieved not later than June 30, 2013. On December 31, 2009, we completed the sale of our first commercial product, the HydroFix™ Vaso Shield, and met the first milestone under this agreement. As a result we issued 100,000 shares of Common Stock to the licensor valued at $71,000.
Intellectual Property
Our intellectual property includes licensed patents, owned and licensed patent applications and patents pending, proprietary manufacturing processes and trade secrets, brands, trademarks and trade names associated with our technology. Furthermore, we require employees, consultants and advisors to sign Proprietary Information and Inventions Agreements as well as Nondisclosure Agreements that assign to us and protect the intellectual property existing and generated from their work and that we may use and own exclusively.
The pending and provisional patent applications may not issue into patents, as is true with any provisional or patent application.

CollaFix™ Intellectual Property
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
HydroFix™ Intellectual Property
Our SpineMedica intellectual property includes six licensed and issued patents, thirteen owned patent applications, two co-owned (with Salumedica, LLC) patent application, and three licensed patent applications related to products and technology intended for, but not limited to, the Orthopedic-Spine market.
Improvements to Technology
Any improvements to Salubria® developed by SaluMedica, LLC during the life of the licensed patents are included as part of the license from SaluMedica, LLC. The Company will own all improvements to Salubria® that we develop. However, we will license these improvements to SaluMedica, LLC for no additional consideration, provided that the use of these improvements must be unrelated to all neurological and orthopedic uses, including muscular and skeletal uses, related to the human spine.
Trademarks & Trade Names
We also own trademark and trade name registration of the mark Paradís Vaso ShieldTM and license the SaluMedica™ and Salubria® trademarks. We also have applied for registration of the HydroFix™, CollaFix™ and MiMedx™ trademarks.
Manufacturing
MiMedx Group performs research and early stage product and process development activities and operates a pilot production facility for its proprietary CollaFix™ cross-linked collagen products in its Tampa, Florida, facility. In the future, we may contract with third parties to perform certain manufacturing or assembly of the products that are developed and enter into strategic relationships for sales and marketing of products that we develop.
Our Marietta, Georgia, facility is also our corporate headquarters, which houses our general management, sales, marketing, product development, quality and regulatory functions as well as the consolidation of our manufacturing operations for HydroFix™ and CollaFix™.
We are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union. We are FDA registered, CE marked and ISO certified. Our facilities are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Suppliers
We have identified reliable sources and suppliers of collagen, source materials of NDGA, which we believe will provide a product in compliance with FDA guidelines. We engage in the manufacture of our own hydrogel products and accessibility to critical raw materials for the PVA-based biomaterial products is not inhibited by supply or market constraints.
Marketing and Sales
We plan to utilize our experienced management team to commercialize these medical technologies by advancing them through the proper regulatory approval processes, developing or arranging for reliable and cost-effective manufacturing, and to either sell or license the product lines to others or market and sell the products. For our first U.S. product, HydroFix™ Vaso Shield, we are in the process of assembling a network of independent sales representatives to sell our products domestically. We are assembling a network of stocking distributors for our first European product, HydroFix™ Spine Shield.

Employees
As of December 31, 2009, we have 40 employees, of whom 37 are full-time and three are part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.
Litigation
We are not involved in any litigation, nor are we aware of any threatened litigation.
Research and Development
Our research and development efforts are focused on developing products for various surgical and orthopedic markets using NDGA biomaterials, and development of other sheet based spine products and other sheet products using a PVA-based hydrogel. Our research and development staff currently consists of 19 employees. To support development, we have contracts with outside labs who aid us in our research and development process. Our research and development group has extensive experience in developing products related to our field of interest, and works with our Physician Advisory Boards to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. From our inception in November 2006 to December 31, 2009, we have spent approximately $8,740,000 on research and development and $7,177,000 on acquired in-process research and development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 below for information regarding expenditures for research and development in each of the last two fiscal years.
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
Available Information
Our website address is www.mimedx.com. We make available on this website under “Investor Relations – SEC Filings,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). In addition, we post filings of Forms 3, 4, and 5 filed by our directors, executive officers and ten percent or more shareholders. We also make available on this website under the heading “Investor Relations – Corporate Governance” our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters as well as our Code of Business Conduct and Ethics.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
We are a high-risk startup venture.
With the commercialization of our first product, we are transitioning from being a development company to an operating company. Nonetheless, most of our products are still in the development stage and we have no significant operating history. We do not currently have any material assets, other than cash, certain laboratory equipment, and certain intellectual property rights. Our business and prospects must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by businesses in our stage of development, many of which may be beyond our control. These include, but are not limited to, lack of sufficient capital, unanticipated problems, delays or expenses relating to product development, governmental approvals, and licensing and marketing activities, competition, technological changes and uncertain market acceptance. In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected. We must overcome these and other business risks to be successful. Our efforts may not be successful. We may never be profitable. Therefore, investors could lose their entire investment.

Most of our planned products are in the early stage of product development.
We have only had one product cleared by the FDA for market and two additional products for which we have submitted 510(k) premarket notifications to the FDA. Many of the possible products we have rights to have had only limited research in the fields of use we currently intend to commercialize. Our product candidates will require testing and regulatory clearances or approvals. Accordingly, most of the products we are developing are not yet ready for sale and may never be ready for sale. The successful development of any products is subject to the risks of failure inherent in product development. These risks include the possibilities that any or all of these proposed products or procedures are found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances or approvals; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or third parties market a superior or equivalent product. We are unable to predict whether our research and development activities will result in any additional commercially viable products or procedures. Furthermore, due to the extended testing and regulatory review process required before marketing clearances or approvals can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.
Our financial condition raises substantial doubt about our ability to continue as a going concern.
As of December 31, 2009, we had approximately $2,654,000 of cash or cash equivalents on hand. In January 2010, the Company received final proceeds totaling $785,000 from a private placement of common stock and warrants. Assuming it receives no additional funds, the Company estimates that it has sufficient funds to operate until June 2010. If we fail to obtain additional capital in the immediate future, we will have to terminate our planned business operations, in which case the investors will lose all or part of their investment. In addition, as of December 31, 2009, the Company had outstanding debt of approximately $3,542,000 related to principal and interest under its 3% Convertible Senior Secured Promissory Notes (the “Notes”). If we default on our Notes, the holders could foreclose on our property and investors could lose all or part of their investment.
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
We will require significant additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential product candidates and to establish the personnel necessary to successfully manage us. We believe that our current cash and cash equivalents will be sufficient to meet our projected operating requirements until June 2010. However, obtaining the required regulatory approvals and clearances and the planned expansion of our business will be expensive and time-consuming and we will in the future seek funds from public and private stock or debt offerings, borrowings under lines of credit or other sources. Our capital requirements will depend on many factors, including:
•	the revenues generated by sales of our products;
•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives;
•	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining FDA or other regulatory clearances and approvals; and
•	unanticipated general and administrative expenses.

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
We have a limited operating history, and, to date, we have generated insignificant revenues from our products. Further, we have incurred losses since inception. We expect to continue to incur losses through 2010. The actual extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. The principal causes of our losses are likely to be primarily attributable to personnel costs, working capital costs, research and development costs, brand development costs and marketing and promotion costs. We may never achieve profitability.
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
Our competitors’ products will compete directly with our products if and when ours can be marketed. In addition, our competitors as well as new market entrants may develop or acquire new treatments, products or procedures that will compete directly or indirectly with our products. The presence of this competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which would have a material and adverse effect on us.
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications (and those we have or will have licenses to) may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable or even superior to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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
SaluMedica, LLC may license the PVA-based hydrogel, the material used to make SpineMedica’s products and other products we are developing, and its trademark to third parties for use in applications unrelated to the spine, rotator cuff, or surgical sheet applications. This may expose us to adverse publicity if these uses are not proven safe and effective.
Our licenses with SaluMedica, LLC allows us to use technology and/or know-how related to the material used to manufacture applications related to the spine, rotator cuff and surgical sheet, and allows us to use the Salubria® biomaterial trademark. SaluMedica, LLC may license the PVA-based hydrogel and rights related to the Salubria® biomaterial trademark to third parties for applications not related to the spine, rotator cuff, or surgical sheet. If the use of Salubria® biomaterial or the PVA-based hydrogel by these third parties results in product liability claims or has other adverse effects in patients, surgeons and patients may associate these claims and effects with our products, even if our products are nevertheless proven safe and effective. If Salubria® biomaterial experiences adverse publicity or is not proven safe and effective in other applications, sales of our products could be adversely affected.
We depend on key personnel.
We currently have 37 full-time and 3 part-time employees. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.
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
Our success depends, in part, on the extent to which reimbursement for the costs of products to users will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty usually exists as to the reimbursement status of newly approved healthcare products. Adequate third party insurance coverage may be unavailable for us, our sublicensees or partners to establish and maintain price levels sufficient for realization of an appropriate return on investment. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products. Therefore, we cannot be certain that our products or the procedures performed with them will be covered or adequately reimbursed and thus we may be unable to sell our products profitably if third-party payors deny coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. If government and other third party payers do not provide adequate coverage and reimbursement for uses of the products incorporating our technology, the market’s acceptance of our products could be adversely affected.
Disruption of our manufacturing could adversely affect our business, financial condition and results of operations.
Our results of operations are dependent upon the continued operation of our manufacturing facilities. The operation of biomedical manufacturing plants involves many risks. Such risks include the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives from government agencies, including the FDA. The occurrence of material operational problems could have a material adverse effect on our business, financial condition, and results of operations during the period of such operational difficulties.
We currently have only one product cleared by the FDA for marketing, and may never develop or launch, any commercialized products.
We currently have only one commercialized product in the United States and, to date, have had only limited sales. We have invested substantial time and resources in developing various additional products. Commercialization of these products, including NDGA and PVA-based hydrogel products, will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, our products may not become commercially successful products for a number of reasons, including:
•	we may not be able to obtain regulatory clearance or approvals for our products, or the approved indication may be narrower than we seek;
•	our products may not prove to be safe and effective in clinical trials;
•	physicians may not receive any reimbursement from third party payors, or the level of reimbursement may be insufficient to support widespread adoption of our products;
•	we may experience delays in our development program;
•	any products that are approved may not be accepted in the marketplace by physicians or patients;
•	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost; and
•	rapid technological change may make our products obsolete.

We face the risk of product liability claims or recalls and may not be able to obtain or maintain adequate product liability insurance.
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices, including those that may arise from the misuse or malfunction of, or design flaws in, our products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Defending a lawsuit, regardless of merit, could be costly, divert management attention and result in adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.
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
To achieve commercial success for our products, we must develop a sales and marketing force, or enter into arrangements with others to market and sell our products. In addition to being expensive, developing such a sales force is time consuming, and could delay or limit the success of any product launch. We may not be able to develop this capacity on a timely basis or at all. Qualified direct sales personnel with experience in the medical device market are in high demand, and there is no assurance that we will be able to hire or retain an effective direct sales team. Similarly, qualified independent medical device representatives both within and outside the United States are in high demand, and we may not be able to build an effective network for the distribution of our product through such representatives. We have no assurance that we will be able to enter into contracts with representatives on terms acceptable to us, or if we do, we may be subject to a number of risks, including:
•	We may be required to relinquish important rights to our products;

•	We may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our products;

•	Our distributors may experience financial difficulties; and

•	Business combinations or significant changes in a distributor’s business strategy may also adversely affect a distributor’s willingness or ability to complete its obligations under any arrangement.
Failure to market and distribute products to our customers in a timely and cost effective manner would cause our potential future sales to decrease and our margins to fall.
Off-label promotion of our products could result in substantial penalties.
We are only permitted to promote our products for the uses indicated on the respective label as cleared by the FDA. The U.S. Attorneys’ offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.
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
We rely on a limited number of third-party suppliers for the raw materials required for the production of our implant products. Furthermore, in some cases we rely on a single supplier. Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, including limiting supplies necessary for clinical trials and regulatory approvals, or interrupt production of the existing products that are already marketed, which would have a material adverse effect on our business.
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
Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address possible other acquisitions of business, products, or rights, and potential internal growth to handle licensing and research activities. This expansion will place a significant strain on management, operational and financial resources. To manage the expected growth of our operations and personnel, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls. We must also expand our finance, administrative, and operations staff. Our current personnel, systems, procedures and controls may not adequately support our future operations. Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.

Our business could be materially and adversely impacted by risks inherent in international markets.
We expect a significant percentage of our revenues to be from sales to customers outside the U.S.  International sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:
•	Fluctuations in currency exchange rates;
•	Regulatory, product approval and reimbursement requirements;
•	Tariffs and other trade barriers;
•	Greater difficulty in accounts receivable collection and longer collection periods;
•	Difficulties and costs of managing foreign distributors;
•	Reduced protection for intellectual property rights in some countries;
•	Burdens of complying with a wide variety of foreign laws;
•	The impact of recessions in economics outside the U.S.; and
•	Political and economic instability
•	U.S. Export regulatory restrictions
If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Risks Related to Regulatory Approval of Our Products and Other Government Regulations
Government regulation of our business is extensive and obtaining and maintaining the necessary regulatory approvals is uncertain, expensive and time-consuming.
The process of obtaining regulatory clearances or approvals to market a medical device from the FDA, or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. The FDA’s 510(k) clearance process generally takes 30 days to 6 months from submission, depending on whether a Special or traditional 510(k) premarket notification has been submitted, but can take significantly longer. An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process and is not exempt from premarket review by the FDA. The PMA process almost always requires one or more clinical trials and can take one to three years from the date of filing, or longer. In some cases, the FDA has indicated that it will require clinical data as part of the 510(k) process.
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
Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unidentified problems or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing, recalls, or withdrawal of the product from the market as well as possible civil or criminal sanctions.
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
Our relationships with surgeons, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Certain states in which we intend to market our products have similar fraud and abuse laws, imposing substantial penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have formed Physician Advisory Boards consisting of an aggregate of over 25 physicians to assist us with scientific research and development and to help us evaluate technologies. We have also entered into consulting agreements and product development agreements with surgeons, including some who may make referrals to us or order our products after our products are introduced to market. In addition, some of these physicians own our stock, which they purchased in arms’ length transactions on terms identical to those offered to non-surgeons, or received stock options from us as consideration for consulting services performed by them. We also may engage additional physicians on a consulting basis. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties, or prohibit us from accepting referrals from these surgeons. Because our strategy relies on the involvement of physicians who consult with us on the design of our product candidates, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.
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
Risks Related to the Securities Markets and Ownership of Our Common Stock
The price of our Common Stock has been, and will likely continue to be, volatile.
The market price of our Common Stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. Over the past two fiscal years, the closing price of our Common Stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $.40 to a high of $6.35. The market price of our Common Stock could be impacted by a variety of factors, including:
•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;
•	Our ability to successfully launch, market and earn significant revenue from our products;
•	Our ability to obtain additional financing to support our continuing operations;
•	Disclosure of the details and results of regulatory applications and proceedings;
•	Changes in government regulation;
•	Additions or departures of key personnel;
•	Our investments in research and development or other corporate resources;

•	Announcements of technological innovations or new commercial products or services by us or our competitors;
•	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;
•	The timing of new product introductions;
•	Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;
•	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;
•	Our ability and the ability of our distribution partners to market and sell our products;
•	Changes in distribution channels; and
•	The ability of our vendors to effectively and timely deliver necessary materials and product components.
Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarter may not be indicative of results for future periods and should not be relied upon as an indication of our future performance. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. In addition, the stock market has been very volatile, particularly on the OTC Bulletin Board where our stock is quoted. This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.
The concentrated Common Stock ownership by certain of our executive officers and directors will limit your ability to influence corporate matters.
As of December 31, 2009, our directors and executive officers together beneficially owned approximately 30% of our outstanding Common Stock. This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that some of its shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our shares could be adversely affected.
The exercise of warrants or options or conversion of notes may depress our stock price and may result in dilution to our common stockholders.
There are a significant number of outstanding warrants and options to purchase our stock and there are a certain number of outstanding notes that are convertible into our Common Stock. If the market price of our Common Stock rises above the exercise price of outstanding warrants and options or the conversion price of the outstanding notes, holders of those securities may be likely to exercise their warrants and options or convert their notes and sell the Common Stock acquired upon exercise or conversion of such securities, as applicable, in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants, options, or notes may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, warrants, or notes exercise those options or warrants or convert those notes, as applicable, our common stockholders will incur dilution in their relative percentage ownership.
As of December 31, 2009, warrants to purchase 6,991,371 shares of our common stock at a weighted average exercise price of $1.17 per share were outstanding and exercisable; options to purchase 6,182,500 shares of common stock were outstanding, of which 3,662,082 were exercisable at a weighted average exercise price of $1.35 per share; and notes convertible into 6,944,000 shares of common stock at a conversion price of $.50 per share were outstanding.

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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia where we lease approximately 12,200 square feet of office, laboratory and manufacturing space. We lease approximately 5,000 square feet in Tampa, Florida, which primarily consists of laboratory (2,000 feet) and manufacturing (3,000 feet) space. We believe these facilities are adequate for our current activities but expect to lease additional space in conjunction with executing our business plan.
Item 3. Legal Proceedings
None
Item 4. (Removed and Reserved)

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

	High*	Low*
Nine Months Ended December 31, 2009
First Quarter	$.75	$.40
Second Quarter	.75	.41
Third Quarter	.90	.60
Year Ended March 31, 2009
First Quarter	$6.35	$4.05
Second Quarter	5.10	4.50
Third Quarter	4.75	2.60
Fourth Quarter	4.40	0.40

*	Adjusted to reflect the reverse stock split effective on April 2, 2008.
Based upon information supplied from our transfer agent, there were approximately 780 shareholders of record of our Common Stock as of March 15, 2010.
We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.
To facilitate trading in the Company’s shares, the Board is considering applying for a listing on a national exchange. If the Board does determine to pursue listing on a national exchange, the Company may consider implementing a reverse split of its Common Stock.
Unregistered Sales of Equity Securities and Use of Proceeds
As reported in Note 8 “Common Stock Placements” in our consolidated financial statements as of and for the nine months ended December 31, 2009, from January 1, 2010, through January 21, 2010, the Company sold an additional 1,308,332 shares of common stock and issued an additional 654,163 warrants and received proceeds of $785,000. These sales were made in conjunction with the Company’s most recent private placement which commenced in October 2009, the “October 2009 Private Placement”, which we closed on January 21, 2010.
The Company relied on Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described above because they were offered to accredited investors and a limited number of unaccredited investors who purchased for investment in transactions that did not involve a general solicitation.
Form 10-Q for the six months ended September 30, 2009 filed November 16, 2009 and Form 8-K dated December 31, 2009, also provide information related to unrestricted sales of equity securities during the nine months ended December 31, 2009.
We did not repurchase any shares during the last three months of 2009 and currently have no share repurchase plans or programs.

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
Overview
We are a development stage enterprise headquartered in Marietta, Georgia. The Company has generated insignificant revenue and has a history of losses since its inception in November 2006.
MiMedx Group, Inc. (“MiMedx Group”) is an integrated developer, manufacturer and marketer of patent-protected biomaterial-based products. We operate in one business segment, Biomaterials. MiMedx Group is emerging from a development-focused start-up company into a fully integrated operating company with the expertise to capitalize on its science and technology and the capacity to generate sales growth and profitability.
Prior to the 4th quarter of 2009, the Company explored business strategies through our three development units, MiMedx, SpineMedica and LeveL Orthopedics. After the sale of the LeveL assets and a thorough review of the strategic direction of the Company, management made the decision in late 2009 to consolidate the organizational structure. Instead of independent development teams and manufacturing locations, we will have integrated development teams and all manufacturing will be consolidated into one site. Our Tampa, Florida location will focus on research and early stage product and process development. Our Marietta, Georgia location, will house our corporate headquarters and our development and sales teams, as well as all manufacturing and distribution operations.
The Company incurred a net loss of approximately $8,296,000 in the nine months ended December 31, 2009, or approximately $(0.20) per share. Since our inception in November 2006, we have incurred a net loss of approximately $38,237,000.
From inception through December 31, 2009, we funded our start-up costs, operating costs and capital expenditures through issuances of stock and convertible debt and will require additional funds to, execute our business plan, support our research and development activities, obtain clearances and approvals by regulatory authorities, including the FDA, for the sale of developed products until we are able to generate revenues sufficient to cover all costs. We currently have no material commitments for capital expenditures.
Our initial business strategy was to identify and acquire innovative new medical products and technologies, focused initially on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We have recently refined our strategy to specialize in proprietary biomaterial technologies that can be transformed into unique medical devices that fill an unmet or underserved clinical need. Our HydroFix™ hydrogel technology and our CollaFix™ collagen fiber technology are proprietary platforms that can serve as the basis for medical devices in various orthopedic and orthobiologic applications, such as spine, sports medicine, and trauma. We also have identified multiple product opportunities in general surgery, drug delivery, wound management and cardiac markets among others.

Our plan is to focus our internal commercialization efforts on orthopedics and orthobiologic applications for our technologies and to partner with large, established companies in the general surgery, drug delivery, wound management, cardiac and other markets. Initial conversations with such external relationships have been initiated, but they will take time to develop.
We have organized an advisory panel of leading physicians to provide insight into our primary fields of interest for new products and technology, as well as guidance and advice with respect to ongoing product development programs. Under the direction of our new leadership, our core focus is on near-term opportunities for each of our technologies, advancing them through the regulatory process, establishing reliable and cost-effective manufacturing, and establishing an effective distribution system.
To implement our business plan and generate revenue from other sources, we must develop products and obtain regulatory clearances or approvals for those products in many jurisdictions. Other than the clearance for the HydroFix Vaso Shield™, we may not receive any such regulatory clearances or approvals. Due to this and a variety of other factors, many of which are discussed in this report under “Risk Factors,” we may be unable to generate significant revenues or margins, control operating expenses, or achieve or sustain profitability in future years.
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
Goodwill and intangible assets:
Intangible assets include licensing rights and are accounted for based on FASB Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (ASC 350), previously referred to as Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets (“FAS 142”). In that regard, goodwill is not amortized but is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized using the straight-line method over a period of ten years, the remaining term of the patents underlying the licensing rights (considered to be the remaining useful life of the license).
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
Share-based compensation:
We follow the provisions of FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R – Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants).
Research and development costs:
Research and development costs consist of direct and indirect costs associated with the development of our technologies. These costs are expensed as incurred.

Recent Accounting Pronouncements
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
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company adopted ASU 2009-05, and its adoption did not have an impact on its consolidated financial statements.
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
Results of Operations for the nine months ended December 31, 2009 compared to the year ended March 31, 2009
The Company changed its fiscal year end to December 31, 2009 and in conjunction with this transition report we are comparing the nine months ended December 31, 2009 to the year ended March 31, 2009, which inherently is a shorter operating period and is a primary factor in decreases in costs when comparing the two periods.
Research and Development Expenses
Research and development expenses during the nine months ended December 31, 2009 decreased approximately $1,433,000 to $2,590,000 compared to $4,023,000 for the year ended March 31, 2009. The decline in our research and development costs reflect our focus on reducing costs and stream-lining our critical path to market. Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories. As of December 31, 2009, we employed 28 employees devoted to research and development, validation of our manufacturing processes, and the manufacturing of prototype devices. As of March 31, 2009, we had 25 employees devoted to these efforts. Internal personnel costs represent approximately 55.5% of total research and development expenses during the nine months ended December 31, 2009 as compared to 47% for the year ended March 31, 2009. Fees paid to external consultants and supplies and instruments used in our laboratories represent approximately 32.8% and 11.7%, respectively, of research and development expenses during the nine months ended December 31, 2009 as compared to 42.8% and 10.2% for the year ended March 31, 2009. We anticipate our spending in the area of research and development in the foreseeable future to continue at comparable current levels as we progress our technologies thru additional testing and validation in order to obtain clearance or approval from the FDA to market our technologies.
General and Administrative Expenses
General and administrative expenses for the nine months ended December 31, 2009, decreased approximately $4,488,000 to $3,463,000 compared to $7,951,000 for the year ended March 31, 2009. Included in our general and administrative expenses for the nine months ended December 31, 2009, is a $585,000 gain on settlement of payables, primarily related to legal fees incurred prior to March 31, 2009. Excluding the gain on settlement of payables, our general and administrative expenses decreased approximately $3,903,000 compared to the year ended March 31, 2009. The decline in our general and administrative expenses reflects our focus on reducing costs and stream-lining our critical path to market.
General and administrative expenses consist of personnel costs, professional fees, facilities costs and other administrative costs. During the nine months ended December 31, 2009, salaries and benefits, excluding stock-based compensation, totaled $1,325,000 compared to $2,978,000 for the year ended March 31, 2009. This significant decrease primarily relates to the departure of certain executives at the end of fiscal year end March 31, 2009 for which those positions were either eliminated in the nine months ended December 31, 2009 or filled near the end of the nine month period ended December 31, 2009. As of December 31, 2009, we employed 12 personnel (5 of which were hired in the last quarter of 2009) not related to research and development functions as compared to 9 as of March 31, 2009.
Professional fees, excluding stock-based compensation and gain on settlement of payables, which consist of legal and accounting fees, business consulting and directors fees decreased $479,000, during the nine months ended December 31, 2009, to $657,000 compared to $1,136,000 during the year ended March 31, 2009. The decrease in professional fees is primarily attributed to $400,000 of costs incurred for merger and acquisition activity in the same period in 2008 that were not incurred in the nine months ended December 31, 2009.

Facilities and other administrative costs decreased $591,000 to $750,000 during the nine months ended December 31, 2009, compared to the year ended March 31, 2009, and $364,000 compared to the nine months ended December 31, 2008, reflecting our focus on reducing costs and controlling all discretionary costs.
During the nine months ended December 31, 2009, we recorded approximately $338,000 in depreciation expense and approximately $497,000 in amortization expense as compared to amounts approximating $425,000 and $667,000, respectively, for the year ended March 31, 2009, and $313,000 and $500,000, respectively for the nine months ended December 31, 2008. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of ten years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Gain on Sale of Assets
During the last three months of 2009, we sold our upper extremities technology, which we referred to as our Level Orthopedics development unit, in two separate transactions. In total we received cash proceeds of $360,000 and a $100,000 secured promissory note for these assets, and recognized a gain of approximately $281,000. Additionally, we may receive up to $630,000 in future royalty payments in conjunction with one of the transactions, but due to the contingent nature of the royalty payments we did not recognize these potential payments in calculating our gain on sale.
We anticipate spending in the area of general and administrative expenses in the foreseeable future to continue at comparable current levels.
Net Interest Income
We recorded net interest expense of approximately $243,000 during the nine months ended December 31, 2009 compared to net interest income of approximately $60,000 during the year ended March 31, 2009. The net interest expense during the nine months ended December 31, 2009, reflects interest costs and financing costs primarily related to our long term convertible debt offering that we completed in June 2009.
Share-Based Compensation
We follow the provisions of FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R – Share-based Payments (“FAS123R”) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants). The total share based compensation recognized during the nine months ended December 31, 2009 approximated $481,000 as compared to $1,409,000 recognized during the year ended March 31, 2009.
Contractual Commitments
The table below sets forth our known contractual obligations as of December 31, 2009:

	Payments due by period
		Less than 1
Contractual Obligations	Total	year	2 – 3 years	4 – 5 years	After 5 years
Consulting Agreements	$18,750	$18,750	$—	$—	$—
Employment Agreements	166,000	166,000	—	—	—
Operating Lease Obligations	601,000	284,000	317,000	—	—
Royalty Obligations	155,000	25,000	80,000	50,000	—

Total	$940,750	$493,750	$397,000	$50,000	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock or convertible debt. As of December 31, 2009, the Company has not emerged from the development stage. We had approximately $2,654,000 of cash and cash equivalents on hand as of December 31, 2009. From January 1, 2010 through January 21, 2010, prior to closing our October 2009 Private Placement, we received an additional $785,000 of proceeds related to the sale of our common stock and warrants. We estimate, assuming we receive no additional funds, that we have sufficient funds to operate until June 2010.
In order to fund on-going operating cash requirements beyond that point or to further accelerate and execute our business plan, we will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the our ability to secure additional financing sufficient to support our research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable.
Currently, the Board is considering how most effectively to raise the required additional capital. Among the alternatives being considered is a private placement of Common Stock to certain existing shareholders and potential investors we have identified who are accredited investors with whom the Company has a pre-existing relationship with and offering a temporary reduction in the warrant exercise price on certain outstanding warrants as an incentive to the warrant holders to exercise their warrants for cash.
In the past our Chairman and CEO has provided bridge financing pending completion of our offerings. The Chairman and CEO has indicated that he is willing to provide similar financing if the need arises subject to mutually agreeable terms.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of doing business we currently are not exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors
MiMedx Group, Inc.
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 31, 2009, and March 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the nine months ended December 31, 2009 and the year ended March 31, 2009 and the period from inception (November 22, 2006) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2009 and March 31, 2009 and the consolidated results of their operations and their cash flows for the nine months ended December 31, 2009 and the year ended March 31, 2009 and the period from inception (November 22, 2006) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses and negative operating cash flows since inception and will require additional financing to fund the continued development of products subject to its licensed technologies. The availability of such financing cannot be assured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

/s/ Cherry, Bekaert & Holland, L.L.P. Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida
March 30, 2010

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,653,537	$34,828
Inventory	30,920	—
Prepaid expenses and other current assets	121,277	82,953

Total current assets	2,805,734	117,781

Property and equipment, net of accumulated depreciation	1,049,597	1,375,896
Goodwill	857,597	857,597
Intangible assets, net	4,597,326	5,116,337
Deferred financing costs	192,627	—
Deposits and other assets	189,202	149,202

Total assets	$9,692,083	$7,616,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$629,349	$1,699,337

Total current liabilities	629,349	1,699,337

Long term convertible debt, face value $3,472,000 less unamortized discount of $550,478 and including accrued interest of $69,604	2,990,856	—

Total liabilities	3,620,205	1,699,337

Commitments and contingency (Notes 6 and 15)	—	—

Common stock with registration rights, 1,905,000 shares issued and outstanding (March)	—	3,761,250

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and no (December and March) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized and 50,002,887 (December) and 37,339,628 (March) shares issued and outstanding	50,003	37,340
Additional paid-in capital	46,454,482	34,230,824
Treasury stock (50,000 shares at cost)	(25,000)	—
Deficit accumulated during the development stage	(40,407,607)	(32,111,938)

Total stockholders’ equity	6,071,878	2,156,226

Total liabilities and stockholders’ equity	$9,692,083	$7,616,813

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			Inception
	Nine Months	Year	(November 22, 2006)
	Ended	Ended	through
	December 31, 2009	March 31, 2009	December 31, 2009

REVENUES:
Net Sales	$800	$—	$800

OPERATING COSTS AND EXPENSES:
Cost of products sold	240	—	240
Research and development expenses	2,590,227	4,022,709	8,739,835
Acquired in-process research and development (Note 4)	—	—	7,177,000
General and administrative expenses	3,463,303	7,950,673	20,644,007
(Gain)/loss on sale of assets	(280,868)	5,440	(275,428)

LOSS FROM OPERATIONS	(5,772,102)	(11,978,822)	(36,284,854)

OTHER INCOME (EXPENSE):

Financing expense associated with issuance of common stock for registration rights waivers	(1,305,100)	—	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	(975,833)	—	(975,833)
Net interest (expense) income, net	(242,634)	59,551	370,370
Change in fair value of investment, related party	—	—	(41,775)

LOSS BEFORE INCOME TAX	(8,295,669)	(11,919,271)	(38,237,192)
Income tax	—	—	—

NET LOSS	(8,295,669)	(11,919,271)	(38,237,192)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	(2,158,823)	(2,158,823)

Loss attributable to common shareholders	$(8,295,669)	$(14,078,094)	$(40,396,015)

Net loss per common share
Basic and diluted	$(0.20)	$(0.37)

Shares used in computing net loss per common share
Basic and diluted	41,365,513	37,735,563

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH DECEMBER 31, 2009

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	—	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—					—	—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	—	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003
See notes to consolidated financial statements.

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	—	945,062
Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	—	130,076
Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—
Sale of warrants in connection with private placement of redeemable common stock	—	—	—	—	—	—	—	—	595,073	—	—	—	—	595,073
Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	—	6
Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)
Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	—	334,100
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	—	(32,111,938)	2,156,226
Employee share-based compensation expense	—	—	—	—	—	—	—	—	363,457	—	—	—	—	363,457
Other share-based compensation expense	—	—	—	—	—	—	—	—	117,689	—	—	—	—	117,689
Beneficial conversion feature recognized on convertible debt	—	—	—	—	—	—	—	—	676,500	—	—	—	—	676,500
Warrants issued to placement agents in conjunction with convertible debt	—	—	—	—	—	—	—	—	98,574	—	—	—	—	98,574
Exercise of Stock Options	—	—	—	—	—	—	20,000	20	(18)	—	—	—	—	2
Common stock issued for waivers of registration rights	—	—	—	—	—	—	2,490,000	2,490	1,302,610	—	—	—	—	1,305,100
Reclassification of common stock with registration rights	—	—	—	—	—	—	1,905,000	1,905	3,759,345	—	—	—	—	3,761,250
Common stock issued for accrued directors fees	—	—	—	—	—	—	162,750	163	81,212	—	—	—	—	81,375
Common stock issued for accrued executive compensation	—	—	—	—	—	—	187,644	187	93,635	—	—	—	—	93,822
Common Stock issued in connection with purchase of license agreement	—	—	—	—	—	—	100,000	100	70,900	—	—	—	—	71,000
Sale of Common Stock and Warrants (net of $42,000 of offering costs)	—	—	—	—	—	—	7,697,865	7,698	4,569,021	—	—	—	—	4,576,719
Common stock issued for services in conjunction with private placement	—	—	—	—	—	—	100,000	100	41,900	—	—	—	—	42,000
Warrants issued in conjunction with convertible promissory note	—	—	—	—	—	—	—	—	975,833	—	—	—	—	975,833
Modification of stock options and purchase of treasury stock	—	—	—	—	—	—	—	—	73,000	(25,000)	—	—	—	48,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(8,295,669)	(8,295,669)

Balances, December 31, 2009	—	$—	—	$—	—	$—	50,002,887	$50,003	$46,454,482	$(25,000)	$—	$—	$(40,407,607)	$6,071,878

See notes to consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			Inception
	Nine	Year	(November 22, 2006)
	Months Ended	Ended	through
	December 31, 2009	March 31, 2009	December 31, 2009
Cash flows from operating activities:
Net loss	$(8,295,669)	$(11,919,271)	$(38,237,192)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	(584,969)		(584,969)
(Gain)/loss on sales of assets	(280,868)	5,440	(275,428)
Acquired in-process research and development	—	—	7,177,000
Depreciation	337,909	425,013	955,077
Amortization of intangible assets	497,211	666,816	1,487,874
Amortization of debt discount and deferred financing costs	169,739	—	169,739
Employee share-based compensation expense	363,457	945,062	1,971,711
Other share-based compensation expense	117,689	464,176	758,092
Financing expense associated with issuance of common stock for waivers of registration rights	1,305,100	—	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	975,833	—	975,833
Modifications of options and purchase of treasury stock	48,000	—	48,000
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
(Decrease)/increase in cash resulting from changes in:
Inventory	(30,920)	—	(30,920)
Prepaid expenses and other current assets	21,676	106,300	(42,199)
Accounts payable and accrued expenses	(240,468)	750,859	560,755
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(5,596,280)	(8,555,605)	(22,685,467)

Cash flows from investing activities:
Payments for purchase of equipment	(11,610)	(360,493)	(1,552,905)
Proceeds from sale of assets	360,250	6,580	366,830
Costs paid in conjunction with sales of assets	(86,332)	—	(86,332)
Cash paid for intangible asset	—	—	(100,000)
Cash paid for security deposits	—	(2,769)	(115,400)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	—	(227,901)
Payments from (advances to) related party	—	—	(2,008,522)

Net cash flows from investing activities	262,308	(356,682)	(1,766,825)

Cash flows from financing activities:
Proceeds from convertible debt offering	3,472,000	—	3,472,000
Proceeds from convertible promissory note	500,000	—	500,000
Repayment of convertible promissory note	(500,000)	—	(500,000)
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from sale of common stock and warrants	4,618,719	2,197,500	6,817,507
Proceeds from exercise of stock options	2	6	2,168
Offering costs paid in connection with convertible debt offering	(138,040)	—	(138,040)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	7,952,681	2,197,506	27,105,829

Net change in cash and cash equivalents	2,618,709	(6,714,781)	2,653,537

Cash, beginning of period	34,828	6,749,609	—

	.
Cash, end of period	$2,653,537	$34,828	$2,653,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$4,745	$—	$—

Income taxes	$—	$—	$—

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
During the nine months ended December 31, 2009, the Company issued 315,520 warrants to purchase common stock, valued at $98,574 and recognized a beneficial conversion feature of $676,500 in conjunction with a convertible debt offering.
During the nine months ended December 31, 2009, the Company issued common stock valued at $42,000 for costs associated with its private placement sale of common stock and warrants, $81,375 for accrued directors fees, and $93,822 for accrued executive compensation.
During the nine months ended December 31, 2009, the Company reclassified $3,761,250 of common stock with registration rights to equity as the result of the termination of such rights (Note 8).
During the nine months ended December 31, 2009, the Company issued 100,000 shares of common stock valued at $71,000 for intellectual property upon achieving certain milestones (Note 6).
During the nine months ended December 31, 2009, the Company received a $100,000 3% Secured Promissory Note in conjunction with its sale of intellectual property (Note 6).
See notes to consolidated financial statements.

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED MARCH 31, 2009
AND FROM INCEPTION (NOVEMBER 22, 2006) THROUGH DECEMBER 31, 2009
1.	Formation and nature of business:
Nature of business:
MiMedx, Inc. (“MiMedx”) was incorporated in Florida in 2006. MiMedx entered into and consummated an Agreement and Plan of Merger (“Merger Agreement”) with a publicly-traded Nevada Corporation, Alynx, Co. (“Alynx”), a public shell company, on February 8, 2008. As a result of this transaction, MiMedx shareholders owned approximately 97% of the outstanding shares, thus giving MiMedx substantial control.
Under U.S. generally accepted accounting principles (“GAAP”), MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx own a substantial majority of the issued and outstanding shares, and thus this reverse merger was accounted for as a capital transaction. The historical financial statements are a continuation of financial statements of the accounting acquirer and the capital structure of the consolidated enterprise is now different from that appearing in the historical financial statements of the accounting acquirer in earlier periods due to the recapitalization.
On March 31, 2008, MiMedx Group, Inc., a Florida Corporation, and Alynx merged. As a result of this transaction, MiMedx Group, Inc. became the surviving corporation. The “Company” refers to MiMedx Group, Inc., a development stage company, as well as its two operating subsidiaries: MiMedx and SpineMedica, LLC.
MiMedx acquired a license for the use, adoption and development of certain core technologies developed at the Shriners Hospital for Children and the University of South Florida Research Foundation. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. The development of the licensed technologies requires continued research and development and, ultimately, the approval of the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory authorities in order for the Company to be able to generate revenues from the sale of its products. This process is expected to take at least six months to one year, and there can be no assurance that the Company will be successful in its efforts to commercialize the licensed technology.
On July 23, 2007, MiMedx acquired SpineMedica Corp. through its wholly-owned subsidiary, SpineMedica, LLC (“SpineMedica”). SpineMedica Corp. was incorporated in the State of Florida on June 9, 2005 and its successor SpineMedica, LLC was incorporated in the State of Florida on June 27, 2007. SpineMedica has licensed the right to use Salubria®, or similar poly-vinyl alcohol (“PVA”) -based biomaterials for certain applications within the body. SpineMedica also owns certain assets (equipment) for the production of products based on a PVA-based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue.
The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products for the Orthopedics and Spine market categories. The MiMedx division’s products are assembled from a strong, collagen-fiber based technology that potentially could be used to augment the repair of soft-tissue and connective tissue injuries. The SpineMedica division is developing a line of products constructed of a durable hydrogel, the first of which is the Paradis Vaso Shield™ indicated as a cover for vessels following anterior vertebral surgery. SpineMedica completed the development of the Paradis Vaso Shield™ surgical sheet products with a FDA 510(k) marketing clearance, received on April 20, 2009 and completed the sale of its first commercial product in December 2009. SpineMedica is investigating expansion of this product line to other areas of the body in and outside the orthopedic and spine category.
The Company is a development stage enterprise and will remain as such until significant revenues are generated, if ever.

2.	Significant accounting policies:
Fiscal year:
On December 15, 2009, the Board of Directors of the Company authorized a change in the Company’s fiscal year end to December 31, from March 31, effective for the current fiscal year. The result of this change is that our reporting period for the current fiscal year is the nine months ended December 31, 2009. The comparable amounts for the nine months ended December 31, 2009 and 2008 (unaudited), respectively, are as follows:

		Nine Months Ended
	Nine Months Ended	December 31, 2008
	December 31, 2009	(unaudited)
Revenues	$800	$—
Loss from operations	(5,772,102)	(9,106,144)
Loss before income tax	(8,295,669)	(9,047,287)
Income tax	—	—

Net loss	(8,295,669)	(9,047,287)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	(2,158,823)
Loss attributable to common shareholders	$(8,295,669)	$(11,206,110)

Net loss per common share	$(.20)	$(.30)

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
Concentrations of credit risk:
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In October and November 2008 the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is scheduled to expire on December 31, 2013, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2009, the Company had cash and cash equivalents of approximately $2,400,000 which exceeds these insured amounts.
Cash and cash equivalents:
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Inventories:
Inventories, which consist primarily of raw materials at December 31, 2009, are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Abnormal amounts of overhead expense incurred during production ramp up are recognized as a current period charge.

Goodwill and intangible assets:
Goodwill is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, the remaining term of the patents underlying the licensing rights and intellectual property (considered to be the remaining useful life of the assets).
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
Share-based compensation:
The Company follows the provisions of ASC topic 718 “Compensation — Stock compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants).
Fair value of financial instruments:
The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our long term convertible debt approximates $3,542,000 which represents the face value and accrued but unpaid interest at December 31, 2009, primarily due to the minimal trading volume of our common stock.

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
For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants, convertible debt and preferred stock would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share for the nine months ended December 31, 2009 and the fiscal year ended March 31, 2009:

	Nine Months Ended	Year Ended
	December 31, 2009	March 31, 2009

Net loss	$(8,295,669)	$(11,919,271)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	(2,158,823)

Loss attributable to common shareholders	$(8,295,669)	$(14,078,094)

Denominator for basic earnings per share-weighted average shares	41,365,513	37,735,563

Effect of dilutive securities: Stock options, warrants and convertible debt outstanding (a)	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	41,365,513	37,735,563

Loss per common share attributable to common shareholders — basic and diluted	$(.20)	$(0.37)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31, 2009	March 31, 2009

Stock options	6,182,500	4,301,250

Warrants	6,991,371	1,160,251

Convertible Debt	6,944,000	—

Recently issued accounting pronouncements:
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
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company adopted ASU 2009-05, and its adoption did not have an impact on its consolidated financial statements.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through December 31, 2009 the Company experienced net losses of $38,237,192 and cash used in operations of $22,685,467. As of December 31, 2009, the Company has not emerged from the development stage and had approximately $2,654,000 of cash and cash equivalents. In January 2010, prior to closing its October 2009 Private Placement, the Company received an additional $785,000 of proceeds related to sales of its common stock and warrants. The Company estimates, assuming it receives no additional funds, that is has sufficient funds to operate until June 2010.
In order to fund on-going operating cash requirements beyond that point or to accelerate and execute its business plan, the Company will need to raise significant additional funds. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and ultimately to generate revenues sufficient to cover all costs. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
4.	SpineMedica Corp. acquisition:
On July 23, 2007, MiMedx purchased 100% of the capital stock of SpineMedica Corp. through a newly formed subsidiary, SpineMedica, LLC. SpineMedica’s results of operations and cash flows are included in the accompanying financial statements from July 23, 2007 and thereafter.

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
The Series B Preferred Stock was convertible into Common Stock of MiMedx at the option of the holder at any time on a one share for one share basis, subject to adjustment for stock splits, stock dividends, recapitalizations and the like. All preferred stock automatically was to convert to common stock upon the Company becoming a publicly traded company, an upstream merger or consolidation, a sale of substantially all the Company’s assets or the consent of holders of the majority of the then outstanding shares of Series B Preferred Stock. As a result of the Alynx merger transaction, discussed in Note 9, all Series B Preferred Stock was exchanged for New Series A Preferred Stock.
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
These Common Stock Warrants were cancelled on September 30, 2007 as the result of the Series C Convertible Preferred Stock sale (Note 9).
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

The SpineMedica acquisition was accounted for as a purchase and is summarized as follows (in thousands $):

Purchase price components:
Common stock issued	$2,300
Preferred stock issued	7,403
Common stock warrants issued	20
Expenses incurred on acquisition	238
Cancellation of note receivable from and warrants in SpineMedica	2,049

Total consideration	$12,010

Allocation of purchase price:

Cash (acquired at closing)	$1,957
Prepaid expenses and other current assets	19
Property and equipment	464
Intangible assets (licenses – 10 year amortization period)	2,399
Deposits	34
Current liabilities	(898)

Net assets received	3,975
Goodwill	858
In-process research and development (1)	7,177

$12,010

(1)	The in-process research and development (“IPR&D”) acquired was related to two products, a cervical total disc replacement device and a posterior lumbar interbody fusion device.
Significant assumptions used in connection with the determination of the value of the IPR&D were as follows:
•	Material cash inflows from the products were anticipated to commence in the near future.

•	Material anticipated changes from historical pricing and margins were not considered as there was no history for the products. There were projected increases in expenditures associated with the products development over the historical levels in order to advance the products through any regulatory agencies.

•	The risk adjusted discount rate applied to the estimated future cash flows was 43%.
The following pro-forma information presents a summary of the Company’s consolidated results of operations as if the SpineMedica acquisition had occurred at inception (November 22, 2006):

Period from
Inception
(November 22, 2006)
through
December 31, 2009

Loss from operations	$(40,029,000)

Net loss	$(41,187,000)

5.	Property and equipment:
Property and equipment consist of the following at:

	December 31, 2009	March 31, 2009

Leasehold improvements	$793,899	$793,899
Furniture and equipment	1,204,143	1,192,533

	1,998,042	1,986,432
Less accumulated depreciation	(948,445)	(610,536)

	$1,049,597	$1,375,896

6.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	License	License	License	Intellectual
	(a)	(b)	(c)	Property (d)	Total

April 1, 2008	$881,466	2,195,487	2,596,000	110,200	$5,783,153
Additions	—	—	—	—	—
Amortization	(99,600)	(296,016)	(259,600)	(11,600)	(666,816)

March 31, 2009	781,866	1,899,471	2,336,400	98,600	5,116,337
Additions	—	—	71,000	—	71,000
Sale of assets	—	—	—	(92,800)	(92,800)
Amortization	(74,700)	(222,011)	(194,700)	(5,800)	(497,211)

December 31, 2009	$707,166	1,677,460	2,212,700	—	$4,597,326

(a)	On January 29, 2007, the Company acquired a license from Shriner’s Hospitals for Children and University of South Florida Research Foundation, Inc. which is further discussed in Note 1. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within thirty days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. This amount is not recorded as a liability as of December 31, 2009 based on its contingent nature. The Company will also be required to pay a royalty of 3% on all commercial sales revenues of the licensed products.

(b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp. (see Note 4).

(c)	On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales. On December 31, 2009 the Company completed the sale of its first commercial product and met its first milestone under this agreement. As a result the Company issued 100,000 shares of common stock to the licensor valued at $71,000. At December 31, 2009, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)	During the year ended March 31, 2008, the Company issued 200,000 stock options valued at $116,000 for certain technologies relating to medical device designs for products used in hand surgery. On October 19, 2009 the Company sold this intellectual property for $300,000 cash, a $100,000 3% promissory note due in monthly installments thru August 2011 and up to $630,000 in royalty payments for a total sales price of up to $1,030,000. As a result of this transaction the Company recognized a net gain of approximately $220,000 representing the cash received and promissory note less the carrying value of the intellectual property and transaction costs. Due to the contingent nature of the royalties, no amounts were included in the calculation of the net gain. The current portion and the long term portion of the note receivable are included in other current assets and other assets, respectively, in the consolidated balance sheet at December 31, 2009.
Expected future amortization of intangible assets is as follows:

Year ending December 31,

2010	$663,800
2011	663,800
2012	663,800
2013	663,800
2014	663,800
Thereafter	1,278,326

$4,597,326

7.	Convertible Debt:
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
The Company has evaluated the Senior Notes for accounting purposes under Generally Accepted Accounting Principles (“GAAP”) and has determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. We are required to re-evaluate this conclusion upon each financial statement closing date while the Senior Notes are outstanding. Notwithstanding, the Senior Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500. The intrinsic value of the beneficial conversion feature was determined by comparing the contracted conversion price to the fair value of the common stock on the date of the respective Senior Notes. A beneficial conversion feature only exists when the embedded conversion feature is “in-the-money” at the commitment date.
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
8.	Common Stock Placements:
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
In connection with the September 2008 Private Placement, the Company entered into a Registration Rights Agreement related solely to the common stock that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the September 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. In addition, the terms of the sale of common stock provide that the investor has an option, for a period of six months following the purchase, to exchange the common shares for other financial instruments (including those that may require classification outside of stockholders’ equity) that may be issued at a price, or effective price in the case of convertible instruments, lower than the original purchase price. As a result of the registration rights obligation to file within a specified period, which is presumed not to be within the Company’s control, and the contingent redemption feature (which lapsed as of March 31, 2009), the Company is required to classify the common stock outside of stockholders’ equity as common stock with registration rights. Further, given the nature of the contingent redemption provision and the registration rights requirement, GAAP required the Company to initially record the common stock at its fair value, which was accomplished with a charge to retained earnings of $1,423,823.

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
On June 4, 2009, the Company’s Board of Directors agreed to issue additional shares of its common stock to investors who had purchased shares of its common stock in conjunction with the September 2008 Private Placement, the November 2008 Private Placement and the February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board approved the issuance of the additional shares to be fair to the investors who had invested in the Company when it was most in need of funding and to enable the Company’s future fundraising efforts. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors were required to waive registration rights otherwise available with respect to the shares issued in the private placements. The Company issued 2,490,000 additional shares as a result of this action and recorded additional expense of $1,305,100, based on the fair value of the Company’s stock price on the date each respective waiver was executed. As a result of the waiver of registration rights, the common stock with registration rights was reclassified into stockholders’ equity during the nine months ended December 31, 2009.
October 2009 Private Placement
In October 2009, the Company commenced a private placement to sell common stock and warrants. From October 30, 2009, through December 31, 2009, the Company sold 7,697,865 shares of common stock at a price of $.60 per share and received proceeds of $4,618,720. Under the terms of the offering, for every two shares of common stock purchased, the investor received a 5-year warrant to purchase one share of common stock for $1.50, (a “Warrant”). Through December 31, 2009, the Company issued a total of 3,848,933 warrants. The warrants met all the requirements for equity classification under “GAAP” and are recorded in stockholders’ equity.
From January 1, 2010, through January 21, 2010, the Company sold an additional 1,308,332 shares of common stock and issued an additional 654,163 warrants and received proceeds of $785,000.
The Company closed the offering on January 21, 2010.
In connection with the October 2009 Private Placement, the Company entered into a registration rights agreement which provides “Piggy-Back” registration rights to each investor.
9.	Stockholders’ equity:
Alynx merger transaction:
On January 29, 2008 MiMedx entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alynx. The merger transaction became effective on February 8, 2008.

In accordance with the Merger Agreement, Alynx issued 52,283,090 shares of common stock to MiMedx shareholders based on a conversion rate of 3.091421 for each share of MiMedx common stock. All Preferred Stock of MiMedx (Series A, B and C) was exchanged for a Series A Preferred Stock of Alynx based on a conversion rate of one share of Alynx Series A Preferred Stock for every five shares of MiMedx Preferred Stock. The Alynx Series A preferred stock was convertible into common stock and contained no cash redemption features. On March 31, 2008, all of the Alynx Series A Preferred Stock shares were converted into common shares of the Company at a rate of five shares of Common Stock of the Company for every one share of Series A Preferred Stock of Alynx.
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

Stock incentive plan:
The Company has three share-based compensation plans, the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2009 totaled 956,250 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 5,500,000 at December 31, 2009.
Activity with respect to the stock options is summarized as follows:

		Range of	Weighted-
		Exercise	average Exercise	Intrinsic
	Shares	Prices	Price	Value

Outstanding at April 1, 2008	4,446,250	$.0001 – 5.44	$2.20

Exercisable at April 1, 2008	2,036,667	.0001 – 5.44	1.91

Granted	1,100,000	.73 – 5.38	.94
Cancelled	(1,187,500)	.0001 – 5.44	3.29
Exercised	(57,500)	.0001	.0001

Outstanding at March 31, 2009	4,301,250	.0001 – 5.44	1.60

Exercisable at March 31, 2009	3,208,749	.0001 – 5.44	1.64

Granted	2,312,500	.50 – .76	.60

Cancelled	(411,250)	.50 – 5.44	3.68

Exercised	(20,000)	.0001	.0001

Outstanding at December 31, 2009	6,182,500	$.0001 – 2.40	$1.10	$307,535

Exercisable at December 31, 2009	3,662,082	$.0001 – 2.40	$1.35	$80,523

The intrinsic value of options exercised during the nine months ended December 31, 2009 was approximately $15,000.
Following is a summary of stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$.0001 – .50	1,083,750	4.7 (years)	$.49	292,500	$.46
.65 – 1.00	3,392,500	7.2	.80	1,790,832	.89
1.80	956,250	6.1	1.80	936,250	1.80
2.40	750,000	2.8	2.40	642,500	2.40

	6,182,500	6.0	1.10	3,662,082	1.35

A summary of the status of the Company’s unvested stock options as of December 31, 2009, and changes during the nine months ended December 31, 2009, is presented below:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at April 1, 2009	1,092,501	.55

Granted	2,312,500	.50
Vested	(827,083)	.49
Cancelled	(57,500)	1.75

Unvested at December 31, 2009	2,520,418	.50

Total unrecognized compensation expense at December 31, 2009 was approximately $1,054,000 and will be charged to expense through December 2012.
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
The assumptions used in calculating the fair value of options using the Black-Scholes option-pricing model are set forth in the following table:

	Nine Months Ended	Year Ended
	December 31, 2009	March 31, 2009
Dividend yield	0%	0%
Expected volatility	112.06 to 145.32%	68.85 – 76.90%
Risk free interest rates	1.54 to 2.53%	1.89 – 3.11%
Expected lives	3.5 to 6 years	5.75 – 6 years
The weighted-average grant date fair value for options granted during the nine months ended December 31, 2009 and the year ended March 31, 2009 was approximately $.50 and $.63, respectively.
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

Common Stock warrants issued, redeemed and outstanding during the nine months ended December 31, 2009 and the year ended March 31, 2009 are as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at April 1, 2008	709,331	$1.41

Cashless exercise of warrants (417,594 shares of common stock issued)	(524,080)	(1.25)

Warrants issued in connection with private placement of common stock (Note 7)	975,000	.73

Warrants outstanding at March 31, 2009	1,160,251	.91

Issued to placement agents in connection with the 3% convertible senior secured promissory notes offering	315,520	.50

Issued in connection with related party convertible promissory note	1,666,667	.60

Issued in connection with private placement of common stock	3,848,933	1.50

Warrants outstanding at December 31, 2009	6,991,371	$1.17

Warrants outstanding at December 31, 2009 consist of the following:

Assumed by the Company in connection with acquisition of SpineMedica Corp. in July 2007 ($1.80 exercise price); expire October, 2010	175,251

Service provided by consultant in October, 2007 ($3.00 exercise price); expire October, 2012	10,000

Issued in connection with September 2008 private placement ($.73 exercise price); expire February 2014	975,000

Issued in connection with 3% convertible senior secured promissory notes offering ($1.50 exercise price); expire June 2014	315,520

Issued in connection with convertible promissory note (exercise price $.60); expire September 2012	1,666,667

Issued in connection with private placement of common Stock ($1.50 exercise price); expire January 2015	3,848,933

Total warrants outstanding at December 31, 2009	6,991,371

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased ; or
•	election by the holder to exchange the warrant (or portion thereof) for that number of shares equal to the product of (a) the number of shares issuable upon exercise of the warrant (or portion) and (b) a fraction, (x) the numerator of which is the market price of the shares at the time of exercise minus the warrant exercise price per share at the time of exercise and (y) the denominator of which is the market price per share at the time of exercise.
These warrants are not mandatorily redeemable, do not obligate the Company to repurchase its equity shares by transferring assets or issue a variable number of shares.
The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.
All of our warrants are classified as equity as of December 31, 2009.
10.	Income taxes:
Significant items comprising the Company’s deferred tax assets and liabilities are as follows at December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Deferred tax assets:
Share-based compensation expense	$733,000	$678,000
Furniture, software and equipment	283,000	283,000
Accrued expenses	20,000	14,000
Net operating loss carryforward	11,358,000	9,266,000

	12,394,000	10,241,000

Deferred tax liabilities:
Intangible assets	(78,000)	(78,000)

Net deferred tax assets	12,316,000	10,163,000

Valuation allowance	(12,316,000)	(10,163,000)

	$—	$—

The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows for the periods ended December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009

Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.96%	3.96%
Permanent difference	(12.00%)	(2.24%)
Valuation allowance	(25.96%)	(32.72%)

	—%	—%

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $29,900,000 at December 31, 2009 and $24,400,000 at March 31, 2009. The loss carry forwards expire in 2029. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.
Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a “loss corporation”, as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the Company. At this time the Company has not yet determined whether some of the loss carryforwards may be subject to these limitations.
11.	Gain on Settlement of Payables:
During the nine months ended December 31, 2009, the Company negotiated a settlement of certain outstanding payables primarily related to legal expenses incurred during the fiscal year ended March 31, 2009. As a result of this negotiation the Company recognized a gain on settlement of payables of approximately $585,000, which is included in general and administrative expenses in our consolidated statement of operations for the nine months ended December 31, 2009.
12.	Termination of agreement:
On August 19, 2009, the Company and Thomas J. Graham, M.D. (“Graham”) and Phantom Hand Project, LLC (“Phantom”), entered into an Amendment and Settlement Agreement (the “Agreement”).
The Agreement (i) terminates the Cost Recovery and Revenue Sharing Letter agreement between MiMedx and Graham dated May 22, 2008; (ii) terminates the Finder’s Fee Letter Agreement between MiMedx and Graham dated May 22, 2008; (iii) transfers to Graham certain provisional patent applications that MiMedx did not intend to pursue and to which no value was ascribed; (iv) accelerates the vesting of options to purchase 250,000 shares of the Company’s common stock previously issued to Graham and extends the period in which such options may be exercised through the five year anniversary of their date of issuance, without regard to whether Graham continues to serve as a consultant to MiMedx; (v) obligates Graham to forfeit 50,000 shares of the Company’s common stock issued to him previously; (vi) amends the Consulting Agreement dated September 21, 2007, between MiMedx and Graham; and (vii) provides for certain payments to Graham upon a disposition of certain of the intellectual property comprising MiMedx’s Level Orthopedics division (the “Level Assets”) prior to September 20, 2010.
In connection with the amendment of the options and the recovery of the common stock (recorded as treasury stock), the Company recorded expense of approximately $48,000, which represented the fair value of the amended options calculated utilizing the Black-Scholes-Merton model less the fair value of the common stock surrendered on the date of the agreement.
13.	Related party transactions:
Related party expense:
In October 2009, the Company’s Chairman of the Board (the “holder”) completed an advance of $500,000 to fund the Company’s working capital evidenced by a 5% Convertible Promissory Note (the “Note”). The Note was due and payable in full on December 20, 2009 and, at the option of the holder, was convertible into the number of shares of Common Stock of the Company equal to the outstanding principal amount and accrued interest of the Note divided by $.60 per share. Additionally, under the terms of the Note, the Company issued 1,666,666 warrants to the holder with an exercise price of $.60 per share and a fair value of $975,833 on the date of repayment which was recognized as a financing expense. The warrants expire in September 2012. The outstanding principal and accrued interest of approximately $505,000 was paid back to the holder in December 2009.

On the inception date, the Company evaluated the terms and conditions of the note and determined the Note possessed a certain feature, the conversion provision, that was not clearly and closely related to the host debt instrument. When a hybrid debt instrument, such as the Note, embodies derivative features that are not clearly and closely related to the host instrument, current accounting standards afford the Company an option to (1) bifurcate from the hybrid instrument one “compound” derivative financial instrument that would be carried as a derivative liability at fair value and recognize the balance of the proceeds as a note payable with subsequent accretions of the resulting discount as interest expense over the term of the note or (2) carry the entire hybrid financial instrument at fair value. After reviewing the terms and conditions of the arrangement in its entirety, the Company elected to carry the entire hybrid convertible debt instrument at fair value with subsequent adjustments to fair value charged or credited to the statement of operations. Upon repayment of the Note in December 2009, the Company re-measured the fair value of the instrument and recorded the change in fair value to the statement of operations.
At inception, the terms of the warrants did not provide for all of the conditions necessary for equity classification and were recorded as a derivative liability. Upon repayment of the note, because the number of shares and conversion price became fixed, the warrants met the criteria for classification as equity, were adjusted to fair value and reclassified from derivative liability to equity.
The Company incurred expenses of approximately, $71,000 during the nine months ended December 31, 2009 and $23,000 during the year ended March 31, 2009 related to administrative fees provided by an entity owned by the current Chairman of the Board.
The Company incurred expenses of approximately $20,000 and $55,000 during the nine months ended December 31, 2009 and the year ended March 31, 2009, respectively, related to aircraft use from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
The Company incurred expenses of approximately $11,000 during the nine months ended December 31, 2009 and $25,000 during the year ended March 31, 2009 related to the lease of office space from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
The Company incurred expenses of approximately, $73,000 during the nine months ended December 31, 2009 for management consulting services provided by a company owned by the Chief Operating Officer prior to his employment in September 2009.
All the above related party expenses were included in general and administrative expenses, except for the warrant expense which is in other expense, in the accompanying consolidated statements of operations.
14.	401k Plan:
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed 3 months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $16,500 per year (annual limit for 2009). Employees age 50 or over in 2009 may make additional pre-tax contributions up to $5,000 above and beyond normal plan and legal limits. Annually, the Company may elect to match employee contributions up to 3% of the employee’s compensation. Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the nine months ended December 31, 2009 and the year ended March 31, 2009.
15.	Commitments:
Consulting agreements:
The Company has entered into consulting agreements with individuals to provide consulting and advisory services to the Company. The agreements provide for terms of three years.
At December 31, 2009 the minimum future consulting payments due under non-cancellable consulting agreements is $18,750 all payable during the year ended December 31, 2010.

Employment agreements:
The Company has entered into employment agreements with terms ranging from one to three years. At December 31, 2009 the minimum future employment payments due under these agreements approximates $166,000 and are all payable during the year ended December 31, 2010.
Leases:
The Company leases office space in Tampa, Florida and Marietta, Georgia. These leases expire during 2012 and 2011, respectively.
Future minimum lease payments under these operating leases are as follows:

Years ending December 31,
2010	$284,000
2011	227,000
2012	90,000

Total minimum payments	$601,000

Rent expense on all operating leases for the nine months ended December 31, 2009 and the year ended March 31, 2009 was approximately $212,000 and $277,000, respectively.
Royalties:
The Company has minimum royalty payments due in conjunction with one of its licenses, as follows:

Due Date January	Amount
2010	$25,000
2011	35,000
2012	45,000
2013	50,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T).	Controls and Procedures
Disclosure Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this report:
(1)	Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

See Item 15(b) below. Each management contract or compensation plan has been identified.
(b)	Exhibits

Exhibit
Number		Description

3.1	(2)	Articles of Incorporation of MiMedx Group, Inc.
3.2	(2)	Bylaws of MiMedx Group, Inc.
10.1	(1)*	MiMedx, Inc. 2006 Stock Incentive Plan
10.2	(1) *	Declaration of Amendment to MiMedx, Inc. 2006 Stock Incentive Plan
10.3	(1) *	Form of Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan, including a list of officers and directors receiving options thereunder
10.4	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan, including a list of officers and directors receiving options thereunder
10.5	(1) *	MiMedx, Inc. 2005 Assumed Stock Plan
10.6	(1) *	Declaration of Amendment to MiMedx, Inc. 2005 Assumed Stock Plan
10.7	(1) *
Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan), including a list of officers and directors receiving options thereunder

10.8	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
10.9	(1) *	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.10	(1) *	Declaration of Amendment to MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.11	(1) *	Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.12	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.13	(1)	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement
10.23	(1)	Lease between MiMedx, Inc. and University of South Florida Research Foundation, Incorporated dated March 6, 2007
10.32	(1)	Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007
10.33	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 12, 2005
10.34	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp. dated August 12, 2005
10.35	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.36	(1)	First Amendment Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.37	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp dated August 13, 2007
10.38	(1)	Acknowledgement of Georgia Tech Research Corporation dated August 12, 2005
10.39	(1)	License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated March 5, 1998
10.40	(1)	First Amendment to License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated November 18, 1998
10.41	(1)	Second Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC (f/k/a Restore Therapeutics, Inc.) dated February 28, 2005
10.42	(1)	Third Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC dated August 12, 2005

Exhibit
Number		Description

10.43	(1)	Assignment of Invention and Non-Provisional Patent Application from David N. Ku to SpineMedica Corp. dated August 11, 2005
10.44	(1)	Assignment of Invention and Non-Provisional Patent Application from SaluMedica, LLC to SaluMedica, LLC dated August 12, 2005
10.45	(1)	Form of SpineMedica, Corp. Employee Proprietary Information and Inventions Assignment Agreement
10.46	(1)	Purchase Agreement between SpineMedica Corp. and SaluMedica, LLC dated March 12, 2007
10.47	(1)	Letter Agreement between MiMedx, Inc. and SaluMedica, LLC dated June 26, 2007
10.54	(3)	Investment Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.55	(3)	Technology License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.56	(3)	Trademark License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.65	(5)	Form of Indemnification Agreement
10.66	(5)*	Declaration of Amendment to Alynx, Co. Assumed 2006 Stock Incentive Plan (formerly the MiMedx, Inc. 2006 Stock Incentive Plan)
10.67	(6)*	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.68	(7)*	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.69	(7)*	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.71	(8)	Form of Subscription Agreement
10.72	(8)	Form of 3% Convertible Senior Secured Promissory Note
10.73	(8)	Form of Security and Intercreditor Agreement
10.74	(9)	Sale and Purchase Agreement with UPex Holdings, LLC
10.76	(10)	Subscription Agreement 5% Convertible Promissory Note
10.77	(10)	5% Convertible Promissory Note
10.78	(10)	Warrant to Purchase Common Stock
10.79	(10)	Right of First Refusal Agreement between MiMedx Group, Inc., and Matthew J. Miller
10.82	(11)	Form of Subscription and Stock Purchase Agreement Accredited Investor
10.83	(11)	Form of Subscription and Stock Purchase Agreement Unaccredited Investor
10.84	(11)	Form of Registration Rights Agreement
10.85	(11)	Form of Warrant to Purchase Common Stock
21.1	(1)	Subsidiaries of MiMedx Group, Inc.
23.1	#	Consent of Independent Registered Public Accounting Firm
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed February 8, 2008

(2)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 2, 2008

(3)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 4, 2008

(4)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 10-K filed June 27, 2008

(5)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K filed July 15, 2008

(6)	Incorporated by reference to exhibit 10.4 filed with the Registrant’s Form S-8 filed August 29, 2008

(7)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K on September 4, 2008

(8)	Exhibits 10.71, 10.72, and 10.73 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Registrant’s Form 8-K filed May 5, 2009

(9)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 22, 2009

(10)	Exhibits 10.76, 10.77, 10.78, 10.79 are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Registrant’s Form 8-K filed September 28, 2009

(11)	Exhibits 10.82, 10.83, 10.84, and 10.85 are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Registrant’s Form 8-K filed January 7, 2010

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2010	MIMEDX GROUP, INC.
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Parker H. Petit Parker H. Petit	Chief Executive Officer (principal executive officer)	March 30, 2010

/s/ Michael J. Senken Michael J. Senken	Chief Financial Officer (principal financial and accounting officer)	March 30, 2010

/s/ Steve Gorlin Steve Gorlin	Director	March 30, 2010

/s/ Kurt M. Eichler Kurt M. Eichler	Director	March 30, 2010

/s/ Charles E. Koob Charles E. Koob	Director	March 30, 2010

/s/ Larry W. Papasan Larry W. Papasan	Director	March 30, 2010

/s/ A. Kreamer Rooke, Jr. A. Kreamer Rooke, Jr.	Director	March 30, 2010

/s/ Joseph G. Bleser Joseph G. Bleser	Director	March 30, 2010

/s/ J. Terry Dewberry J. Terry Dewberry	Director	March 30, 2010

/s/ Bruce Hack Bruce Hack	Director	March 30, 2010