Form 10-Q
period 2010-03-31
MIMEDX GROUP, INC.
filed 2010-05-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2010, there were 61,769,431 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010, (unaudited) and December 31, 2009	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and the period from inception (November 22, 2006) through March 31, 2010, (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and the period from inception (November 22, 2006) through March 31, 2010, (unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2010, and for the period from inception (November 22, 2006) through the period March 31, 2010	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

Part II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults under Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31.
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,627,505	$2,653,537
Trade Accounts Receivable	115,655	—
Inventory	68,276	30,920
Prepaid expenses and other current assets	171,854	121,277

Total current assets	1,983,290	2,805,734

Property and equipment, net of accumulated depreciation of $1,059,438 (March) and $948,445 (December)	954,260	1,049,597
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $1,631,657 (March) and $1,464,674 (December)	4,430,343	4,597,326
Deferred financing costs	—	192,627
Deposits and Other Long Term Receivables	111,180	189,202

Total assets	$8,336,670	$9,692,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$928,050	$629,349

Total current liabilities	928,050	629,349

Long term convertible debt, face value $3,472,000, less unamortized discount of $550,748 and including accrued interest of $69,604 (December)	—	2,990,856

Total liabilities	928,050	3,620,205

Commitments and contingency (Notes 4 and 9)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (March and December) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; and 58,550,083 (March) and 50,002,887 (December) shares issued; 58,550,083 (March) and 49,952,887 (December) shares outstanding	58,550	50,003
Additional paid-in capital	50,924,762	46,454,482
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Deficit accumulated during the development stage	(43,549,692)	(40,407,607)

Total stockholders’ equity	7,408,620	6,071,878

Total liabilities and stockholders’ equity	$8,336,670	$9,692,083

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	March 31,		through
	2010	2009	March 31, 2010
REVENUES:
Net Sales	$114,855	$—	$115,655

OPERATING COSTS AND EXPENSES:
Cost of products sold	379,588	—	379,828
Research and development expenses	572,404	957,084	9,312,239
Acquired in-process research and development	—	—	7,177,000
Selling, General and Administrative expenses	1,711,438	1,915,594	22,355,445
Gain on sale of assets	—	—	(275,428)

LOSS FROM OPERATIONS	(2,548,575)	(2,872,678)	(38,833,429)

OTHER INCOME (EXPENSE), net
Financing expense associated with issuance of common stock for registration rights waivers	—	—	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	—	—	(975,833)
Net interest (expense) income, net	(593,510)	694	(223,140)
Change in fair value of investment, related party	—	—	(41,775)

LOSS BEFORE INCOME TAXES	(3,142,085)	(2,871,984)	(41,379,277)
Income taxes	—	—	—

NET LOSS	(3,142,085)	(2,871,984)	(41,379,277)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	(2,158,823)

Loss attributable to common shareholders	$(3,142,085)	$(2,871,984)	$(43,538,100)

Net loss per common share
Basic and diluted	$(0.06)	$(0.07)

Shares used in computing net loss per common share
Basic and diluted	51,227,540	38,549,350

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Three Months Ended		(November 22, 2006)
	March 31,		through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(3,142,085)	$(2,871,984)	$(41,379,277)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	—	—	(584,969)
(Gain)/loss on sale of equipment	—	5,440	(275,428)
Acquired in-process research and development	—	—	7,177,000
Depreciation	110,992	111,820	1,066,069
Amortization of intangible assets	166,983	166,704	1,654,857
Amortization of debt discount and deferred financing costs	568,636	—	738,375
Employee share-based compensation expense	189,467	456,367	2,161,178
Other share-based compensation expense	9,667	365,264	767,759
Financing expense associated with issuance of common stock for waivers of registration rights	—	—	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	—	—	975,833
Modifications of options and purchase of treasury stock	—	—	48,000
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Accounts Receivable	(115,655)	—	(115,655)
Inventory	(37,356)		(68,276)
Prepaid expenses and other current assets	(35,576)	(74,632)	(77,775)
Other assets	63,021	100	(52,379)
Accounts payable and accrued expenses	324,654	508,648	885,409
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(1,897,252)	(1,332,273)	(24,698,119)

Cash flows from investing activities:
Purchase of equipment	(15,655)	(29,247)	(1,568,560)
Proceeds from sale of assets	—	6,580	366,830
Cash paid in conjunction with sales of assets	—	—	(86,332)
Cash paid for intangible asset	—	—	(100,000)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	—	(227,901)
Payments from (advances to) related party	—	—	(2,008,522)

Net cash flows from investing activities	(15,655)	(22,667)	(1,667,080)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	—	3,472,000
Proceeds from convertible promissory note	—	—	500,000
Repayment of convertible promissory note	—	—	(500,000)
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from sale of common stock and warrants and common stock with registration rights	785,000	525,000	7,602,507
Proceeds from exercise of stock options	101,875	—	104,043
Offering costs paid in connection with convertible debt offering	—	—	(138,040)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	886,875	525,000	27,992,704

Net change in cash	(1,026,032)	(829,940)	1,627,505

Cash, beginning of period	2,653,537	864,768	—

Cash, end of period	$1,627,505	$34,828	$1,627,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
During the three months ended March 31, 2010 the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH MARCH 31, 2010

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—

Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	—	(11,592)	1,288

Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	—	13,409

Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	—	17,980

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	—	896,000

Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)

Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	—	(1,233,750)	—	—	11,863,444

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	—	(1,233,750)	(2,007,644)	(662,369)	10,133,700

Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	—	649,783

Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	—	158,247

Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)

SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	—	2,048,894		11,771,709

Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	—	3,855,000

Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	—	116,000

Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	—	2,160

Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—	—

Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	—	1,126,379

Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—	—

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	—	2,596,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003
See notes to condensed consolidated financial statements

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003

Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	—	945,062

Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	—	130,076

Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—

Sale of warrants in connection with private placement of redeemable commoon stock	—	—	—	—	—	—	—	—	595,073	—	—	—	—	595,073

Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	—	6

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)

Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	—	334,100

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	—	(32,111,938)	2,156,226

Employee share-based compensation expense	—	—	—	—	—	—	—	—	363,457	—	—	—	—	363,457

Other share-based compensation expense	—	—	—	—	—	—	—	—	117,689	—	—	—	—	117,689

Beneficial conversion feature recognized on convertible debt	—	—	—	—	—	—	—	—	676,500	—	—	—	—	676,500

Warrants issued to placement agents in conjunction with convertible debt	—	—	—	—	—	—	—	—	98,574	—	—	—	—	98,574

Exercise of stock options	—	—	—	—	—	—	20,000	20	(18)	—	—	—	—	2

Common stock issued for waivers of registration rights	—	—	—	—	—	—	2,490,000	2,490	1,302,610	—	—	—	—	1,305,100

Reclassification of common stock with registration rights	—	—	—	—	—	—	1,905,000	1,905	3,759,345	—	—	—	—	3,761,250

Common stock issued for accrued directors fees	—	—	—	—	—	—	162,750	163	81,212	—	—	—	—	81,375

Common stock issued for accrued executive compensation	—	—	—	—	—	—	187,644	187	93,635	—	—	—	—	93,822

Common Stock issued in connection with purchase of license agreement	—	—	—	—	—	—	100,000	100	70,900	—	—	—	—	71,000

Sale of common stock and warrants (net of $42,000 of offering costs)	—	—	—	—	—	—	7,697,865	7,698	4,569,021	—	—	—	—	4,576,719

Common stock issued for services in conjunction with private placement	—	—	—	—	—	—	100,000	100	41,900	—	—	—	—	42,000

Warrants issued in conjunction with convertible promissory note	—	—	—	—	—	—	—	—	975,833	—	—	—	—	975,833

Modification of stock options and purchase of treasury stock	—	—	—	—	—	—	—	—	73,000	(25,000)	—	—	—	48,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(8,295,669)	(8,295,669)

Balances, December 31, 2009	—	$—	—	$—	—	$—	50,002,887	$50,003	$46,454,482	$(25,000)	$—	$—	$(40,407,607)	$6,071,878
See notes to condensed consolidated financial statements

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total

Balances, December 31, 2009	—	$—	—	$—	—	$—	50,002,887	$50,003	$46,454,482	$(25,000)	$—	$—	$(40,407,607)	$6,071,878

Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	189,467	—	—	—	—	189,467

Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	9,667	—	—	—	—	9,667

Sale of common stock and warrants (unaudited)	—	—	—	—	—	—	1,308,332	1,308	783,692	—	—	—	—	785,000

Exercise of stock options (unaudited)	—	—	—	—	—	—	103,750	104	101,771	—	—	—	—	101,875

Shares issued in conjunction with conversion of convertible debt (unaudited)	—	—	—	—	—	—	7,135,114	7,135	3,385,683	—	—	—	—	3,392,818

Net loss for the peiod (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	(3,142,085)	(3,142,085)

Balances, March 31, 2010 (unaudited)	—	$—	—	$—	—	$—	58,550,083	$58,550	$50,924,762	$(25,000)	$—	$—	$(43,549,692)	$7,408,620

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
FROM INCEPTION (NOVEMBER 22, 2006)
THROUGH MARCH 31, 2010
1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the period ended December 31, 2009 and year ended March 31, 2009, and the period from inception (November 22, 2006) through December 31, 2009 included in our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010.

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

On July 23, 2007, MiMedx, Inc. acquired SpineMedica Corp. through its wholly-owned subsidiary, SpineMedica, LLC (“SpineMedica”). SpineMedica Corp. was incorporated in the State of Florida on June 9, 2005 and its successor SpineMedica, LLC was incorporated in the State of Florida on June 27, 2007. SpineMedica has licensed the right to use Salubria®, or similar poly-vinyl alcohol (“PVA”) -based biomaterials for certain applications within the body. SpineMedica also owns certain assets (equipment) for the production of products based on a PVA-based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products for the Orthopedics and Spine market categories. The CollaFix products are assembled from a strong, collagen-fiber based technology that potentially could be used to augment the repair of soft-tissue and connective tissue injuries. The products are constructed of a durable hydrogel, the first of which is the HydroFix™ Vaso Shield indicated as a cover for vessels following anterior vertebral surgery. The company completed the development of the HydroFix™ Vaso Shield surgical sheet products with a FDA 510(k) marketing clearance, received on April 20, 2009 and completed the sale of its first commercial product in December 2009. On March 1, 2010 the Company announced that it had received the CE Mark for its HydroFix™ Spine Shield device and was certified for design, development and production of post-surgical adhesion inhibiting barriers. The company is investigating expansion of this product line to other areas of the body in and outside the orthopedic and spine category.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(3,142,085)	$(2,871,984)

Denominator for basic earnings per share-weighted average shares	51,227,540	38,549,350

Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	51,227,540	38,549,350

Loss per common share—basic and diluted	$(.06)	$(.07)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2010	2009
Stock options, warrants, and convertible debt	14,952,184	5,461,501

Recently issued accounting pronouncements:

In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through March 31, 2010 the Company experienced net losses of $41,379,277 (unaudited) and cash used in operations of $24,698,119 (unaudited). As of March 31, 2010, the Company has not emerged from the development stage. In April 2010 the company offered investors in our October 2009 private placement a discount if they exercised their warrants for common stock by May 1, 2010. This offer has resulted in raising in excess of $3.2 million net of placement fees as of May 1, 2010. The aggregate proceeds include $.8 million in common stock sold to the Chairman and CEO, President and Chief Operating Officer one other company director. As the company transitions from a development stage company to an operating company, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to meet its revenue growth projections and obtain funding through government grants or other funding sources sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and its investments in working capital. If the company does not achieve its revenue targets it may have to raise additional funds through equity or debt financing within the next 9 months. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	License	License	License
	(a)	(b)	(c)	Total
January 1, 2010	$707,166	1,677,460	2,212,700	$4,597,326
Additions	—	—	—	—
Amortization	(24,900)	(74,004)	(68,079)	(166,983)

March 31, 2010	682,266	1,603,456	2,271,500	4,430,343

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). On December 31, 2009 the Company completed the sale of its first commercial product and issued an additional 100,000 shares of common stock to the licensor valued at $71,000. The agreement also provides for the issuance of an additional 500,000 shares upon the Company meeting additional milestones related to future sales. There are no amounts accrued for this obligation due to its contingent nature.

Expected future amortization of intangible assets is as follows:

Year ending December 31,
2011	667,932
2012	667,932
2013	667,932
2014	667,932
2015	667,932
Thereafter	1,090,683

$4,430,343

5.	Convertible Debt:

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

In total, the Notes were convertible into up to 6,944,000 shares of common stock at $.50 per share (a) at any time upon the election of the holder of the note; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at not less than $1.50 for not less than twenty (20) consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Notes mature in 3 years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Notes were secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc. The Notes were junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 hereafter incurred by the Company.

We evaluated the Notes for accounting purposes in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815 Derivatives and Hedging and have determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature was not required. We were required to re-evaluate this conclusion upon each financial statement closing date while the Notes were outstanding. Notwithstanding, the Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500. The intrinsic value of the beneficial conversion feature was determined in accordance with ASC 470 Debt with Conversion and Other Options by comparing the contracted conversion price to the fair value of the common stock on the date of the respective Notes. A beneficial conversion feature only exists when the embedded conversion feature is “in-the-money” at the commitment date.

As a result of the beneficial conversion feature, the Notes were recorded net of a discount of $676,500 related to the beneficial conversion feature, which was recorded in paid-in capital, and the discount has been amortized through periodic charges to interest expense over the term of the Notes using the effective interest method.

In conjunction with the offering the Company was obligated to pay a placement fee of $138,040 of which $127,540 was paid prior to June 30, 2009. In addition the Company issued warrants to the placement agents totaling 315,520 at an exercise price of $.50 per share. The fair value of the warrants was determined to be $98,574 using the Black-Scholes-Merton valuation technique. The total direct costs of $236,614 are recorded as deferred financing costs and were being amortized over the term of the Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with ASC 815 Derivatives and Hedging.

On March 31, 2010 the Company elected to exercise its right to convert into common stock of the Company at a conversion price of $0.50 per share the outstanding Note Payable amount including accrued interest of $3,532,361 resulting in the issuance of 7,064,721 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the note whereby as of March 30, 2010 the trading price of the Common Stock closed at not less than $1.50 per share for not less than twenty (20) consecutive trading days prior to the Maturity Date. Prior to this event certain individuals had voluntarily elected to convert their note into Common Stock resulting in the issuance of 70,393 shares of Common Stock. As a result of the Company’s election to convert the remaining Notes, the Company was required to immediately recognize the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense in the statement of operations for the three months ended March 31, 2010. Additionally, the $174,739 in unamortized deferred financing costs were charged against additional paid in capital.

6.	Sale of Common Stock:
October 2009 Private Placement

In October 2009, the Company commenced a private placement to sell common stock and warrants. From October 30, 2009, through December 31, 2009, the Company sold 7,697,865 shares of common stock at a price of $.60 per share and received proceeds of $4,618,720. Under the terms of the offering, for every two shares of common stock purchased, the investor received a 5-year warrant to purchase one share of common stock for $1.50 (a “Warrant”). Through December 31, 2009, the Company issued a total of 3,848,933 warrants. The warrants met all the requirements for equity classification under “GAAP” and are recorded in stockholders’ equity.

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
7.	Stock Options and Warrants
Stock Options:
Activity with respect to the stock options is summarized as follows:

		Weighted-average	Intrinsic
	Shares	Exercise Prices	Value
Options outstanding at January 1, 2010	6,182,500	$1.10	$307,535
Granted	1,290,400	1.56
Forfeited/Cancelled	(62,500)	.50
Exercised	(103,750)	.98

Options outstanding at March 31, 2010	7,306,650	1.18	$2,988,000

Options exercisable at March 31, 2010	3,770,000	1.33	$1,273,000

The intrinsic value of options exercised during the three months ended March 31, 2010 was approximately $55,000.
Following is a summary of stock options outstanding and exercisable at March 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted-
Range of		Average		Weighted-		Weighted-
Exercise	Number	Remaining		Average	Number	Average
Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$.0001 – .50	1,017,500	4.5 (years	)	$.49	288,750	$.46
.65 – 1.00	3,442,500	7.1		.80	1,885,000	.87
1.47 – 1.80	2,096,650	5.8		1.72	953,750	1.80
2.40	750,000	2.5		2.40	642,500	2.40

	7,306,650	5.73		1.18	3,770,000	1.33

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value

Unvested at January 1, 2010	2,520,418	.50

Granted	1,290,400	1.43

Cancelled/Expired	(62,500)	.40

Vested	(211,668)	.47

Unvested at March 31,2010	3,536,650	.84

Total unrecognized compensation expense related to granted stock options at March 31, 2010 was approximately $2,707,000 and will be charged to expense through March 2013.
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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Dividend yield	0%	0%
Expected volatility	136.06 to 144.32%	68.85 - 76.90%
Risk free interest rates	2.28 to 2.44%	1.84 -1.89%
Expected lives	6 years	5.75 – 6 years
The weighted-average grant date fair value for options granted during the three months ended March 31, 2010, and 2009, was approximately $1.43, and $.49, respectively.
Warrants:
A summary of our common stock warrant activity for the three months ended March 31, 2010 is as follows:

		Weighted Average
		Exercise
	Number	Price per Share

Warrants outstanding at January 1, 2010	6,991,371	$1.14

Issued in connection with private placement of common stock	654,163	1.50

Warrants outstanding at March 31, 2010	7,645,534	$1.17

As mentioned in Note 3 Liquidity and management’s plans, investors in the October 2009 private placement exercised 3,219,348 warrants at an exercise price of $1.00 per share subsequent to March 31, 2010. As a result of this activity, the number of warrants outstanding as of May 1, 2010 was 4,426,186. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.
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
All of our warrants are classified as equity.

8.	Income taxes:
The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.
9.	Contractual Commitments:
The table below sets forth our known contractual obligations as of March 31, 2010:

	Payments due by period
		Less than
Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years
Operating Lease Obligations	531,000	285,000	246,000	—
Minimum Royalties	155,000	25,000	80,000	50,000
Employment Agreements	43,750	43,750	—	—

Total	$729,750	$353,750	$326,000	$50,000

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
All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related to, but not limited to, overall industry environment, delay in the introduction of products, regulatory delays, negative clinical results, and our financial condition. These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K filed on March 30, 2010, as well as other reports that we file with the SEC.
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
Overview
We are a development stage enterprise based in Marietta, Georgia. The Company has generated only modest revenues to date and has a history of losses since its inception in November 2006.
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
Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenues
We experienced our first significant level of sales during the three months ended March 31, 2010, represented by the initial launch of our HydroFix™ Vaso Shield in the United States and our HydroFix™ Spine Shield in Europe. Net sales during the three months ended March 31, 2010 were approximately $115,000 as compared to no sales during the comparable period a year ago. We anticipate our sales will increase as we continue to execute our business plan but are unable to guaranty this momentum as an indicator of a future trend.

Cost of Products Sold
Cost of products sold approximated $380,000 during the three months ended March 31, 2010, compared to $0 in the comparable period a year ago. Due to a high degree of fixed costs during our commercial manufacturing ramp-up and the early stages of market acceptance of our products, sales and production volumes were not at high enough levels to enable us to produce unit costs that were lower than the current market price of our products resulting in a negative gross margin. We expect that as demand increases for our products it will enable us to more efficiently absorb fixed overhead costs resulting in significantly lower per unit costs.
Research and Development Expenses
Our research and development expenses decreased approximately $385,000 or 40.2% to $572,000 during the three months ended March 31, 2010, compared to $957,000 during the three months ended March 31, 2009, reflecting our focus on reducing costs. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. Our internal personnel costs decreased approximately $327,000 or 47.9% to $356,000 for the three months ended March 31, 2010, compared to $683,000 for the three months ended March 31, 2009. The factors influencing this decrease in personnel costs relate to reclassifying personnel costs to production and cost of goods sold in the period ending March 31, 2010, as we enter commercial production operations, and efforts to focus our research and development investments on near term growth oriented development projects. As of March 31, 2010, we employed 20 employees devoted to research and development, compared to 25 employees devoted to research and development at March 31, 2009. Fees paid to external consultants and service providers decreased approximately $54,000 or 21.1%, to $201,000 for the three months ended March 31, 2010, compared to $255,000 for the same period in 2009. This decrease is attributed to reduced activity with external consultants and service providers as they have completed certain of their assigned projects. Supplies and instruments used for research and development increased approximately $24,000 or 126% to $43,000 for the three month period ending March 31, 2010, as compared to $19,000 for the same period in 2009. This increase is attributed to the re-alignment of our research and development efforts as we continue to advance our products to regulatory clearance and new product initiatives. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain approval from the FDA to market our technologies.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses decreased $204,000 or 10.7% for the three month period ending March 31, 2010, as compared to the same period in 2009. The decrease in these expenses was primarily the result of a decrease in stock based compensation of $622,000 offset by our investment in sales and marketing of $273,000, increased travel expenses, costs incurred to close our administrative office in Tampa, Florida, as well as recruiting fees for critical new hires, a bonus accrual, consulting and other costs incurred in support of our overall strategic objectives. Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of March 31, 2010, we employed 8 personnel in selling, general and administrative functions as compared to the same total as of March 31, 2009, however, administrative headcount reductions were offset by the addition of sales and marketing personnel.
During the three months ended March 31, 2010, we recorded $111,000 in depreciation expense and $167,000 in amortization expense as compared to $112,000 and $167,000, respectively, for these expenses in the same period in 2009. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
We follow the provisions of FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R – Share-based Payments (“SFAS123R”), which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options). The total share based compensation recognized during the three months ended March 31, 2010 and 2009, approximated $199,000 and $822,000, respectively. These amounts are included in Selling, General and Administrative expenses in our statements of operations.
Other Expense/Income
We recorded net interest expense of approximately $594,000 during the three months ended March 31, 2010, and less than $1,000 of net interest income during the three months ended March 31, 2009. All of our interest expense recorded in the current period is related to our convertible notes offering.
On March 31, 2010 we converted all of our remaining 3% Convertible Senior Secured Promissory Notes to shares of our common stock. As a result we recognized as interest expense approximately $499,610 of remaining unamortized debt discount related to these notes.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock or convertible debt. We had approximately $1,628,000 of cash and cash equivalents on hand as of March 31, 2010.
As of March 31, 2010, the Company has not emerged from the development stage. In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of $3,200,000 net of placement agent fees and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $800,000 of common stock sold to the Company’s Chairman and Chief Executive Officer, President and Chief Operating Officer and one other director. As the company transitions from a development stage company to an operating company, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to meet its revenue growth projections and obtain other funding through government grants sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and its investments in working capital. If the company does not achieve its revenue targets it may have to raise additional funds through equity or debt financing within the next 9 months. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
Discussion of cash flows
Net cash used in operations during the three months ended March 31, 2010, increased approximately $565,000 to $1,897,000 compared to $1,332,000 used in operating activities for the three month period ended March 31, 2009 reflecting our increased activity and acceleration of our efforts to transition into an operating company. The increase in our accounts receivable as well as building inventories available for commercial sales is contributing to this increase in cash outflow.

As discussed above, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its budgeted revenue growth objectives to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, working capital and necessary capital expenditures. Funding from other sources such as government grants are also being pursued to support our near term cash requirements.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of March 31, 2010, is provided in Note 9 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first three months of fiscal 2010, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
In February 2010, the FASB issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the nine months ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2010 the Company converted its 3% Convertible Senior Secured Notes into Common Stock. As a result of the conversion, the Company issued 7,135,114 shares of common stock representing the principal balance of the notes ($3,472,000) and accrued interest payable of approximately $96,000.
Item 3. Default Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
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

MIMEDX GROUP, INC.

Date: May 13, 2010	By:	/s/ Michael J. Senken Michael J. Senken
Chief Financial Officer