Form 10-Q
period 2010-06-30
MIMEDX GROUP, INC.
filed 2010-07-28
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2010, there were 61,720,931 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010, (unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the period from inception (November 22, 2006) through June 30, 2010, (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and the period from inception (November 22, 2006) through June 30, 2010, (unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2010, and for the period from inception (November 22, 2006) through the period June 30, 2010 (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults under Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,728,205	$2,653,537
Trade Accounts Receivable	380,565	—
Inventory	95,328	30,920
Prepaid expenses and other current assets	121,981	121,277

Total current assets	3,326,079	2,805,734

Property and equipment, net of accumulated depreciation of $1,171,706 and $948,445 (June and December, respectively)	946,704	1,049,597
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $1,798,640 and $1,464,674 (June and December, respectively)	4,263,360	4,597,326
Deferred financing costs	—	192,627
Deposits and Other Long Term Receivables	92,500	189,202

Total assets	$9,486,240	$9,692,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable & Accrued expenses	$1,261,289	$629,349

Total current liabilities	1,261,289	629,349

Long term convertible debt, face value $3,472,000, less unamortized discount of $550,748 and including accrued interest of $69,604 (December)	—	2,990,856

Total liabilities	1,261,289	3,620,205

Commitments and contingency (Note 9)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (June and December) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; and 61,770,931 (June) and 50,002,887 (December) shares issued; 61,720,931 (June) and 49,952,887 (December) shares outstanding	61,771	50,003
Additional paid-in capital	54,434,441	46,454,482
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Deficit accumulated during the development stage	(46,246,261)	(40,407,607)

Total stockholders’ equity	8,224,951	6,071,878

Total liabilities and stockholders’ equity	$9,486,240	$9,692,083

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(November 22, 2006)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010
REVENUES:
Net Sales	$322,075	$—	$436,930	$—	$437,730

OPERATING COSTS AND EXPENSES:
Cost of products sold	435,925	—	815,513	—	815,753
Research and development expenses	752,711	773,517	1,325,115	1,250,887	10,064,950
Acquired in-process research and development	—	—	—	—	7,177,000
Selling, General and Administrative expenses	1,831,236	769,478	3,542,674	3,163,330	24,186,681
Gain on sale of assets	—	—	—	—	(275,428)

LOSS FROM OPERATIONS	(2,697,797)	(1,542,995)	(5,246,372)	(4,414,217)	(41,531,226)

OTHER INCOME (EXPENSE), net
Financing expense associated with issuance of common stock for registration rights waivers	—	—	—	—	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	—	—	—	—	(975,833)
Net interest (expense) income, net	1,228	(54,548)	(592,282)	(55,310)	(221,912)
Change in fair value of investment, related party	—	—	—	—	(41,775)

LOSS BEFORE INCOME TAXES	(2,696,569)	(1,597,543)	(5,838,654)	(4,469,527)	(44,075,846)
Income taxes	—	—	—	—	—

NET LOSS	(2,696,569)	(1,597,543)	(5,838,654)	(4,469,527)	(44,075,846)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	(2,158,823)

Loss attributable to common shareholders	$(2,696,569)	$(1,597,543)	$(5,838,654)	$(4,469,527)	$(46,234,669)

Net loss per common share
Basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.11)

Shares used in computing net loss per common share
Basic and diluted	60,635,877	39,244,628	55,918,851	38,898,910

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months Ended		(November 22, 2006)
	June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(5,838,654)	$(4,469,527)	$(44,075,846)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	—	(564,838)	(584,969)
(Gain)/loss on sale of equipment	—	5,440	(275,428)
Acquired in-process research and development	—	—	7,177,000
Depreciation	223,264	227,935	1,178,341
Amortization of intangible assets	333,966	333,408	1,821,840
Amortization of debt discount and deferred financing costs	499,610	37,966	669,349
Employee share-based compensation expense	460,756	503,373	2,432,467
Other share-based compensation expense	42,554	396,429	800,646
Financing expense associated with issuance of common stock for waivers of registration rights	—	—	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	—	—	975,833
Modifications of options and purchase of treasury stock	—	—	48,000
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Accounts Receivable	(380,565)	—	(380,565)
Inventory	(64,408)	—	(95,328)
Prepaid expenses and other current assets	(704)	(40,761)	(42,903)
Other assets	96,702	—	96,702
Accounts payable and accrued expenses	726,919	488,099	1,287,674
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(3,900,560)	(3,082,476)	(26,586,027)

Cash flows from investing activities:
Purchase of equipment	(120,367)	(37,432)	(1,788,672)
Proceeds from sale of assets	—	6,580	366,830
Cash paid in conjunction with sales of assets	—	—	(86,332)
Cash paid for intangible asset	—	—	(100,000)
Net costs related to the acquisition of SpineMedica Corp.	—	—	(279,018)

Net cash flows from investing activities	(120,367)	(30,852)	(1,887,192)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	3,472,000	3,472,000
Proceeds from convertible promissory note	—	—	500,000
Repayment of convertible promissory note	—	—	(500,000)
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from sale of common stock and warrants and common stock with registration rights	785,000	525,000	7,602,507
Proceeds from exercise of stock options	102,626	—	104,794
Net Proceeds from exercise of warrants	3,207,969	—	3,207,969
Offering costs paid in connection with convertible debt offering	—	(127,540)	(138,040)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	4,095,595	3,869,460	31,201,424

Net change in cash	74,668	756,132	2,728,205

Cash, beginning of period	2,653,537	864,768	—

Cash, end of period	$2,728,205	$1,620,900	$2,728,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:

During the six months ended June 30, 2010 the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH JUNE 30, 2010

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total
Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—

Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	—	(11,592)	1,288

Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	—	13,409

Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	—	17,980

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	—	896,000

Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)

Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	—	(1,233,750)	—	—	11,863,444

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(7,644)	—	(7,644)

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	—	(1,233,750)	(2,007,644)	(662,369)	10,133,700

Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	—	649,783

Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	—	158,247

Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750

Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)

SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	—	2,048,894		11,771,709

Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	—	3,855,000

Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	—	116,000

Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	—	2,160

Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—	—

Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	—	1,126,379

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—	—

Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	—	2,596,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003

Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	—	945,062

Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	—	130,076

Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—

Sale of warrants in connection with private placement of redeemable commoon stock	—	—	—	—	—	—	—	—	595,073	—	—	—	—	595,073

Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	—	6

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)

Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	—	334,100

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	—	(32,111,938)	2,156,226

Employee share-based compensation expense	—	—	—	—	—	—	—	—	363,457	—	—	—	—	363,457

Other share-based compensation expense	—	—	—	—	—	—	—	—	117,689	—	—	—	—	117,689

Beneficial conversion feature recognized on convertible debt	—	—	—	—	—	—	—	—	676,500	—	—	—	—	676,500

Warrants issued to placement agents in conjunction with convertible debt	—	—	—	—	—	—	—	—	98,574	—	—	—	—	98,574

Exercise of stock options	—	—	—	—	—	—	20,000	20	(18)	—	—	—	—	2

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total
Common stock issued for waivers of registration rights	—	—	—	—	—	—	2,490,000	2,490	1,302,610	—	—	—	—	1,305,100

Reclassification of common stock with registration rights	—	—	—	—	—	—	1,905,000	1,905	3,759,345	—	—	—	—	3,761,250

Common stock issued for accrued directors fees	—	—	—	—	—	—	162,750	163	81,212	—	—	—	—	81,375

Common stock issued for accrued executive compensation	—	—	—	—	—	—	187,644	187	93,635	—	—	—	—	93,822

Common Stock issued in connection with purchase of license agreement	—	—	—	—	—	—	100,000	100	70,900	—	—	—	—	71,000

Sale of common stock and warrants (net of $42,000 of offering costs)	—	—	—	—	—	—	7,697,865	7,698	4,569,021	—	—	—	—	4,576,719

Common stock issued for services in conjunction with private placement	—	—	—	—	—	—	100,000	100	41,900	—	—	—	—	42,000

Warrants issued in conjunction with convertible promissory note	—	—	—	—	—	—	—	—	975,833	—	—	—	—	975,833

Modification of stock options and purchase of treasury stock	—	—	—	—	—	—	—	—	73,000	(25,000)	—	—	—	48,000

Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(8,295,669)	(8,295,669)

Balances, December 31, 2009	—	$—	—	$—	—	$—	50,002,887	$50,003	$46,454,482	$(25,000)	$—	$—	$(40,407,607)	$6,071,878

Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	460,756	—	—	—	—	460,756

Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	42,554	—	—	—	—	42,554

Sale of common stock and warrants (unaudited)	—	—	—	—	—	—	1,308,332	1,308	783,692	—	—	—	—	785,000

Exercise of stock options (unaudited)	—	—	—	—	—	—	105,250	106	102,520	—	—	—	—	102,626

Exercise of warrants, net of placement fees (unaudited)	—	—	—	—	—	—	3,219,348	3,219	3,204,750	—	—	—	—	3,207,969

Shares issued in conjunction with conversion of convertible debt (unaudited)	—	—	—	—	—	—	7,135,114	7,135	3,385,687	—	—	—	—	3,392,822

Net loss for the peiod (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	(5,838,654)	(5,838,654)

Balances, June 30, 2010 (unaudited)	—	$—	—	$—	—	$—	61,770,931	$61,771	$54,434,441	$(25,000)	$—	$—	$(46,246,261)	$8,224,951

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD FROM INCEPTION
(NOVEMBER 22, 2006) THROUGH JUNE 30, 2010
1.	Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six months ended June 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the period ended December 31, 2009, and year ended March 31, 2009, and the period from inception (November 22, 2006) through December 31, 2009, included in our Annual Report on Form 10-K for the period ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010.
On March 31, 2008, MiMedx Group, Inc., a Florida Corporation, and Alynx merged. As a result of this transaction, MiMedx Group, Inc. became the surviving corporation. The “Company” refers to MiMedx Group, Inc., a development stage company, as well as its two operating subsidiaries: MiMedx, Inc. and SpineMedica, LLC (“SpineMedica”).
MiMedx acquired a license for the use, adoption and development of certain core technologies developed at the Shriners’ Hospital for Children and the University of South Florida Research Foundation. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. The development of the licensed technologies requires continued research and development and, ultimately, the clearance or approval of the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory authorities in order for the Company to be able to generate revenues from the sale of its products. This process is expected to take three to six months, or sometimes longer, and there can be no assurance that the Company will be successful in its efforts to commercialize the licensed technology.
On July 23, 2007, MiMedx, Inc. acquired SpineMedica Corp. through its wholly-owned subsidiary, SpineMedica, LLC. SpineMedica Corp. was incorporated in the State of Florida on June 9, 2005, and its successor, SpineMedica, LLC, was incorporated in the State of Florida on June 27, 2007. SpineMedica has licensed the right to use Salubria®, or similar poly-vinyl alcohol (“PVA”) -based biomaterials, for certain applications within the body. SpineMedica also owns certain assets (equipment) for the production of products based on a PVA-based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue.
The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products for the Orthopedics and Spine market categories using the Company’s two proprietary biomaterials—CollaFix™ and HydroFix™. The CollaFix™ products are assembled from a strong, collagen-fiber based technology that potentially could be used to augment the repair of soft-tissue and connective tissue injuries. The HydroFix™ products are constructed of a durable hydrogel. The first of such products is the HydroFix™ Vaso Shield, indicated as a cover for vessels following anterior vertebral surgery.
The Company is a development stage enterprise and will remain as such until significant revenues are generated, if ever.

2.	Significant accounting policies:
Please see the Company’s 10-K filing for the fiscal year ended December 31, 2009 for a description of all significant accounting policies.
Revenue Recognition
Sales Revenue
The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition”.
Sales revenue is generally recognized when the products are shipped or the services are completed. Advance payments received for products or services are recorded as deferred revenue and are generally recognized when the product is shipped or services are performed. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $22,481 and $0 for net sales returns provisions, respectively, for the three months ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, there were net sales returns provisions of $24,229 and $0, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended		Six Months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net loss	$(2,696,569)	$(1,597,543)	$(5,838,654)	$(4,469,527)
Denominator for basic earnings per share - weighted average shares	60,635,877	39,244,628	55,918,851	38,898,910
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	60,635,877	39,244,628	55,918,851	38,898,910

Loss per common share — basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.11)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	June 30, 2010	December 31, 2009
Outstanding Stock Options	7,935,650	6,182,500
Outstanding Warrants	4,426,185	6,991,371
Convertible Debt	—	6,944,000

	12,361,835	20,117,871

Goodwill
The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles — Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of December 31, 2009, indicated that goodwill was not impaired. There were no indicators of impairment as of June 30, 2010.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through June 30, 2010, the Company experienced net losses of $46,234,669 (unaudited) and cash used in operations was $26,586,027 (unaudited). In April 2010 the Company offered investors in our October 2009 private placement a discount if they exercised their warrants for common stock by May 1, 2010. This offer has resulted in raising $3,200,000, net of placement fees, as of May 1, 2010. The aggregate proceeds include $833,000 in common stock sold to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As of June 30, 2010, the Company had $2,728,205 of cash in the bank and has not emerged from the development stage. Assuming we receive no additional funds, we estimate that we have sufficient cash to operate until October 2010. In order to fund ongoing operations beyond that point, or to further accelerate and execute our business plan, we need to raise significant additional funds. In view of these matters, the Company’s ability to continue as a going concern is dependent on our ability to secure additional financing sufficient to support our research and development activities and regulatory clearance or approval processes, as well as our investments in working capital and necessary capital expenditures. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.
4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	Weighted	June 30, 2010		December 31, 2009
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Lives	Value	Amortization	Value	Amortization
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	(338,633)	$996,000	$(288,833)
License — SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(869,549)	2,399,000	(721,541)
License — Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(590,458)	2,667,000	(454,300)

Total intangible assets		$6,062,000	$(1,798,640)	$6,062,000	$(1,464,674)

(a)
On January 29, 2007, the Company acquired a license from Shriners’ Hospitals for Children and University of South Florida Research Foundation, Inc. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenues from the licensed products.

(b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp.
(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). On December 31, 2009, the Company completed the sale of its first commercial product and issued an additional 100,000 shares of common stock to the licensor valued at $71,000. The agreement also provides for the issuance of an additional 500,000 shares of common stock upon the Company’s meeting additional milestones related to future sales. Due to its contingent nature, there are no amounts accrued for this obligation.

Expected future amortization of intangible assets is as follows:

12-month period ended December 31,
2010	$667,932
2011	667,932
2012	667,932
2013	667,932
2014	667,932
2015	540,027
Thereafter	717,639

$4,597,326

5.	Convertible Debt:
In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Notes”) to accredited investors. The Company completed the offering on June 17, 2009, and received aggregate proceeds of $3,472,000; also representing the face value of the Notes. The aggregate proceeds include $250,000 of Notes sold to the Chairman of the Board and CEO, and $150,000 of Notes sold to one other director.
In total, the Notes were convertible into up to 6,944,000 shares of common stock at $.50 per share (a) at any time upon the election of the holder of the note; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at not less than $1.50 for not less than 20 consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Notes mature in three years and earn interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The Notes were secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc. The Notes were junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 hereafter incurred by the Company.
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
In conjunction with the offering the Company was obligated to pay a placement fee of $138,040 of which $127,540 was paid prior to June 30, 2009. In addition, the Company issued warrants to the placement agents totaling 315,520 at an exercise price of $.50 per share. The fair value of the warrants was determined to be $98,574 using the Black-Scholes-Merton valuation technique. The total direct costs of $236,614 were recorded as deferred financing costs and were being amortized over the term of the Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with ASC 815 Derivatives and Hedging.
On March 31, 2010, the Company elected to exercise its right to convert into common stock of the Company at a conversion price of $0.50 per share the outstanding Note Payable amount including accrued interest of $3,532,361, resulting in the issuance of 7,064,721 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the Note whereby as of March 30, 2010, the trading price of the Common Stock closed at not less than $1.50 per share for not less than 20 consecutive trading days prior to the Maturity Date. Prior to this event, certain individuals had voluntarily elected to convert their Notes into Common Stock resulting in the issuance of 70,393 shares of common stock. As a result of the Company’s election to convert the remaining Notes, the Company was required immediately to recognize the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense in the statement of operations for the three months ended March 31, 2010. Additionally, the $174,739 in unamortized deferred financing costs were charged against additional paid in capital.

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
The Company closed the offering on January 21, 2010.
In connection with the October 2009 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.
7.	Stock Options and Warrants
Stock Options:
Activity with respect to the stock options is summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2010	6,182,500	$1.10		$307,535
Granted	1,945,400	$1.43
Exercised	(105,250)	$0.98
Forfeited or cancelled	(87,000)	$0.80

Outstanding at June 30, 2010	7,935,650	$1.18	6.6	$1,423,698

Vested or expected to vest at June 30, 2010	4,889,338	$1.23	5.4	$862,858

The intrinsic value of options exercised during the three months ended June 30, 2010, was approximately $825.
Following is a summary of stock options outstanding and exercisable at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
Range of		Average	Weighted-		Weighted-
Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(in years)
$.0001 – .50	1,011,500	4.2	$.49	508,163	$.48
.65 – 1.00	3,442,500	6.8	.80	2,577,184	.83
1.07 – 1.80	2,731,650	8.3	1.58	1,091,292	1.77
2.40	750,000	2.3	2.40	712,699	2.40

	7,935,650	6.6	1.18	4,889,338	1.23

A summary of the status of the Company’s unvested stock options follows:

		Weighted
		Average
		Grant Date
Unvested Stock Options	Shares	Fair Value
Unvested at January 1, 2010	2,520,418	.50
Granted	1,945,400	1.17
Cancelled/Expired	(87,000)	.41
Vested	(1,332,506)	.51

Unvested at June 30,2010	3,046,312	.86

Total unrecognized compensation expense related to granted stock options at June 30, 2010, was approximately $2,802,659 and will be charged to expense through June 2013.
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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Expected volatility	59.5-59.8%
Expected life (in years)	6
Expected dividend yield	0.00%
Risk-free interest rate	1.83% - 2.26%
The weighted-average grant date fair value for options granted during the three months ended June 30, 2010, was approximately $1.17. There were no options granted during the same period in 2009.
Warrants:
A summary of our common stock warrant activity for the three months ended June 30, 2010, is as follows:

		Weighted-
		Average
	Number of	Exercise Price per
	Warrants	Warrant
Warrants outstanding at January 1, 2010	6,991,371	$1.14
Issued in connection with private placement of common stock	654,163	$1.50
Exercised in connection with private placement of common stock	(3,219,348)	$1.00

Warrants outstanding at June 30, 2010	4,426,186	$0.94

As of June 30, 2010, the Company has not emerged from the development stage. In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of June 30, 2010 was 4,426,186. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.
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
9.	Contractual Commitments:
The table below sets forth our known contractual obligations as of June 30, 2010:

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$394,311	$256,283	$138,028	$—	$—
Minimum Royalties	155,000	25,000	80,000	50,000	—
Total contractual obligations	$549,311	$281,283	$218,028	$50,000	$—
10.	Subsequent Events: None.

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
Results of Operations for the Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009
Revenues
Revenues were approximately $322,000 for the three months ended June 30, 2010, as compared to $0 revenue for the three months ended June 30, 2009. The increase in revenue is driven by the continued market penetration of our HydroFix™ Vaso Shield in the United States and our HydroFix™ Spine Shield in Europe. During the quarter the company added several sales representative groups in the United States as well as stocking distributors in markets outside of the United States. In the month of June, the company delivered the first 0.6mm thickness HydroFixTM Vaso Shield product in the United States. We anticipate our sales will increase as we continue to execute our business plan but are unable to guaranty this momentum as an indicator of a future trend.
Cost of Products Sold
Cost of products sold approximated $436,000 during the three months ended June 30, 2010, compared to $0 in the comparable period a year ago. Due to a high degree of fixed costs during our commercial manufacturing ramp-up and the early stages of market acceptance of our products, sales and production volumes were not at high enough levels to enable us to produce unit costs that were lower than the current market price of our products resulting in a negative gross margin. We expect that as demand increases for our products it will enable us to more efficiently absorb fixed overhead costs resulting in significantly lower per unit costs.
Research and Development Expenses
Our research and development expenses decreased approximately $21,000 or 2.7% to $753,000 during the three months ended June 30, 2010, compared to approximately $774,000 for the three months ended June 30, 2009. Excluding a one-time credit of $153,000 for the settlement of prior period accounts payable recorded in the quarter ending June 30, 2009, the decrease in research and development expenses was 18.8%. The reduction in expenses reflects the transfer of certain personnel into manufacturing departments to support production as well as a cut in outside consulting costs, offset somewhat by an increase in on-going animal studies relating to our HydroFixTM product and the development of our proprietary manufacturing process in Tampa and Marietta for our CollaFixTM platform. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. As of June 30, 2010, we employed 19 employees devoted to research and development, compared to 22 employees devoted to research and development at June 30, 2009. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain clearance from the FDA to market our technologies.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses increased approximately $1,062,000 or 138.0% for the three month period ending June 30, 2010, as compared to the same period in 2009. Excluding a one-time credit of approximately $411,000 for settlement of prior period accounts payable primarily related to legal expense recorded in the quarter ending June 30, 2009, the increase was approximately $651,000 or 54.6%. The increase in these expenses was primarily the result of an increase in stock based compensation expense of approximately $226,000 as well as the Company’s increased investments in sales and marketing of approximately $210,000, $85,000 in consulting costs related to setup of our ERP system and Human Resources related policies and procedures, $48,000 in salaries of critical new hires, $38,000 in severance costs and $21,000 in recruiting expenses. Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of June 30, 2010, we employed 13 personnel in selling, general and administrative functions as compared to 13 as of June 30, 2009. Certain administrative headcount reductions were offset by the addition of sales and marketing personnel.
During the three months ended June 30, 2010, we recorded approximately $112,000 in depreciation expense and $167,000 in amortization expense as compared to $116,000 and $167,000, respectively, for these expenses in the same period in 2009. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share Based Compensation
The total share based compensation recognized during the three months ended June 30, 2010 and 2009, approximated $304,000 and $78,000, respectively. These amounts are included in Selling, General and Administrative expenses in our statements of operations.
Other Expense/Income
We recorded net interest income of approximately $1,200 during the three months ended June 30, 2010, compared with approximately $55,000 of net interest expense during the three months ended June 30, 2009.
Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenues
Net sales for the first six months ended June 30, 2010, were approximately $437,000 as compared to $0 revenue for the six months ended June 30, 2009. In the first quarter of 2010 we launched our HydroFix™ Vaso Shield in the United States and our HydroFix™ Spine Shield in Europe. On June 7, 2010 the Company announced that it had received notification by the FDA that the Company’s proprietary device, HydroFix TM Vaso Shield, has received 510(k) clearance for additional thicknesses and sizes. The FDA has now cleared HydrofixTM Vaso Shield for thicknesses ranging from 0.4mm to 1.0mm and multiple sizes. Initial quantities of the product were shipped in June to customers. Additionally, significant progress has been made in terms of building a distribution network of third party sales representatives and stocking distributors to market and distribute the product. As the distribution networks grows, so do the Company’s efforts in providing leading edge training tools to shorten the learning curve and improve speed to first revenue for new customers. We anticipate our sales will increase as we continue to execute our business plan but are unable to guaranty this momentum as an indicator of a future trend.

Cost of Products Sold
Cost of products sold approximated $816,000 during the six months ended June 30, 2010, compared to $0 in the comparable period a year ago. Due to a high degree of fixed costs during our commercial manufacturing ramp-up and the early stages of market acceptance of our products, sales and production volumes were not at high enough levels to enable us to produce unit costs that were lower than the current market price of our products resulting in a negative gross margin. We expect that as demand increases for our products it will enable us to more efficiently absorb fixed overhead costs resulting in significantly lower per unit costs.
Research and Development Expenses
Our research and development expenses increased approximately $75,000 or 5.9% to approximately $1,325,000 for the six months ended June 30, 2010, compared to $1,251,000 during the six months ended June 30, 2009. Excluding a one-time credit of $153,000 for settlement of disputed prior period accounts payable recorded in the six months ended June 30, 2009, research and development expenses decreased $79,000 or 5.6% in the period ended June 30, 2010 as compared to the same period in 2009. A reduction in the use of external consultants and the transfer of certain resources from R&D to manufacturing departments somewhat offset by increased investments in clinical studies in support of the FDA and other International agency clearance processes are the reasons for the variance versus prior year. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. As of June 30, 2010, we employed 19 employees devoted to research and development, compared to 22 employees devoted to research and development at June 30, 2009. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain clearance from the FDA to market our technologies.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses increased approximately $379,000 or 12% for the six month period ending June 30, 2010, as compared to the same period in 2009. Excluding a one-time credit of $411,000 for settlement of disputed prior year period accounts payable primarily related to legal expense, S,G&A expenses decreased $32,000 or 1.0% as compared to the period ended June 30, 2009. Sales & Marketing Expenses increased $484,000 in support of the planned establishment of our global third party sales distribution network, director’s fees increased $70,000, severance costs $66,000, recruiting costs $55,000 and legal fees $41,000. This was somewhat offset by a reduction in our stock based compensation expense of $395,000 and a reduction in administrative personnel costs of $331,000.
Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of June 30, 2010, we employed 13 personnel in selling, general and administrative functions as compared to 13 as of June 30, 2009; however, administrative headcount reductions were offset by the addition of sales and marketing personnel.
During the six months ended June 30, 2010, we recorded $223,000 in depreciation expense and $334,000 in amortization expense as compared to $228,000 and $333,000, respectively, for these expenses in the same period in 2009. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
The total share based compensation recognized during the six months ended June 30, 2010 and 2009, was approximately $503,000 and $900,000 respectively. These amounts are included in Selling, General and Administrative expenses in our statements of operations.
Other Expense/Income
We recorded net interest expense of approximately $592,000 during the six months ended June 30, 2010, compared with approximately $55,000 of net interest expense during the six months ended June 30, 2009. All of our interest expense recorded in the current period is related to our convertible notes offering.
On March 31, 2010 we converted all of our remaining 3% Convertible Senior Secured Promissory Notes to shares of our common stock. As a result we recognized as interest expense approximately $499,610 of remaining unamortized debt discount related to these notes.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock or convertible debt. We had approximately $2,728,000 of cash and cash equivalents on hand as of June 30, 2010.
As of June 30, 2010, the Company has not emerged from the development stage. In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As of June 30, 2010, the Company had $2,728,205 of cash in the bank and has not emerged from the development stage. Assuming we receive no additional funds, we estimate that we have sufficient cash to operate until October 2010. In order to fund ongoing operations beyond that point, or to further accelerate and execute the business plan, we need to raise additional significant funds. In view of these matters, the ability of the Company to continue as a going concern is dependent on our ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and its investments in working capital. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Discussion of cash flows
Net cash used in operations during the six months ended June 30, 2010, increased approximately $818,000 to $3,900,000 compared to $3,082,000 used in operating activities for the six month period ended June 30, 2009 reflecting our increased activity and acceleration of our efforts to transition into an operating company. The increase in our accounts receivable as well as building inventories available for commercial sales is contributing to this increase in cash outflow.
Our discounted warrant offering which closed in the six months ended June 30, 2010, provided us cash from financing activities of $3,207,969 net of placement agent fees.
As discussed above, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional funds as well as to achieve its budgeted revenue growth objectives to support its research and development activities and regulatory clearance or approval processes as well as our working capital and necessary capital expenditures. Funding from other sources such as government grants are also being pursued to support our near term cash requirements.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 30, 2010, is provided in Note 9 of the unaudited condensed consolidated financial statements included in Item 1.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s business is anticipated to be directly dependent on foreign operations as the Company’s sales to customers outside the U.S. become significant. A portion of the Company’s total revenues are anticipated to be dependent on selling to distributors outside the U.S. There is a risk related to the changes in foreign currency exchange rates as it relates to our revenues paid to us in U.S. dollars for end-user sales within foreign countries. We are currently considering taking affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates as revenues continue to increase. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar over the next six months.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2010, the Company converted its 3% Convertible Senior Secured Notes into Common Stock. As a result of the conversion, the Company issued 7,135,114 shares of common stock representing the principal balance of the notes ($3,472,000) and accrued interest payable of approximately $96,000.
In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,207,969, net of placement agent fees, and issued 3,207,969 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock sold to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director.
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

MIMEDX GROUP, INC.
Date: July 27, 2010	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer