Form 10-Q
period 2010-09-30
MIMEDX GROUP, INC.
filed 2010-11-15
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 15, 2010, there were 63,825,931 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and 2009, and the period from inception (November 22, 2006) through September 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and 2009, and the period from inception (November 22, 2006) through September 30, 2010 (unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2010 (unaudited), and for the period from inception (November 22, 2006) through the period September 30, 2010 (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults under Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$428,493	$2,653,537
Accounts receivable, net	259,476	—
Inventory	117,821	30,920
Prepaid expenses and other current assets	123,669	121,277

Total current assets	929,459	2,805,734

Property and equipment, net of accumulated depreciation of $1,286,038 and $948,445, respectively	861,189	1,049,597
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $1,965,623 and $1,464,674, respectively	4,096,377	4,597,326
Deferred financing costs	—	192,627
Deposits and other long term assets	102,500	189,202

Total assets	$6,847,122	$9,692,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,143,645	$629,349

Total current liabilities	1,143,645	629,349

Long term convertible debt, face value $3,472,000, less unamortized discount of $550,748 and including accrued interest of $69,604 (December)	—	2,990,856

Total liabilities	1,143,645	3,620,205

Commitments and contingency (Notes 4 and 9)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 (September and December) shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; and 61,770,931 (September) and 50,002,887 (December) shares issued; 61,720,931 (September) and 49,952,887 (December) shares outstanding	61,771	50,003
Additional paid-in capital	54,767,409	46,454,482
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Deficit accumulated during the development stage	(49,100,703)	(40,407,607)

Total stockholders’ equity	5,703,477	6,071,878

Total liabilities and stockholders’ equity	$6,847,122	$9,692,083

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Three Months Ended		Nine Months Ended		(November 22, 2006)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

REVENUES:
Net Sales	$108,027	$—	$544,956	$—	$545,757

OPERATING COSTS AND EXPENSES:

Cost of products sold	539,697	—	1,355,210	—	1,355,450
Research and development expenses	842,929	949,281	2,168,043	2,200,168	10,907,879
Acquired in-process research and development	—	—	—	—	7,177,000
Selling, General and Administrative expenses	1,579,259	1,457,965	5,121,933	4,621,295	25,765,940
Gain on sale of assets	—	—	—	—	(275,428)

LOSS FROM OPERATIONS	(2,853,858)	(2,407,246)	(8,100,230)	(6,821,463)	(44,385,084)

OTHER INCOME (EXPENSE), net
Financing expense associated with issuance of common stock for registration rights waivers	—	(1,305,100)	—	(1,305,100)	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	—	(683,416)	—	(683,416)	(975,833)
Net interest (expense) income, net	(584)	(90,814)	(592,866)	(146,124)	(222,496)
Change in fair value of investment, related party	—	—	—	—	(41,775)

LOSS BEFORE INCOME TAXES	(2,854,442)	(4,486,576)	(8,693,096)	(8,956,103)	(46,930,288)
Income taxes	—	—	—	—	—

NET LOSS	(2,854,442)	(4,486,576)	(8,693,096)	(8,956,103)	(46,930,288)

Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	(2,158,823)

Loss attributable to common shareholders	$(2,854,442)	$(4,486,576)	$(8,693,096)	$(8,956,103)	$(49,089,111)

Net loss per common share
Basic and diluted	$(0.05)	$(0.11)	$(0.15)	$(0.23)

Shares used in computing net loss per common share
Basic and diluted	61,049,942	41,576,491	57,874,093	39,803,573

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Nine Months Ended		(November 22, 2006)
	September 30,		through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(8,693,096)	$(8,956,104)	$(46,930,288)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Provision for bad debts	(28,745)	—	(28,745)
Gain on settlement of payables	—	(566,219)	(584,969)
(Gain)/loss on sale of equipment	—	5,440	(275,428)
Acquired in-process research and development	—	—	7,177,000
Depreciation	337,594	338,831	1,292,671
Amortization of intangible assets	500,949	500,114	1,988,823
Amortization of debt discount and deferred financing costs	499,610	136,194	669,349
Employee share-based compensation expense	731,216	687,138	2,702,927
Other share-based compensation expense	105,062	474,045	863,154
Financing expense associated with issuance of common stock for waivers of registration rights	—	1,305,100	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	—	683,416	975,833
Modifications of options and purchase of treasury stock	—	48,000	48,000
Issuance of common stock for transaction fees	—	—	1,126,379
Accrued interest on notes receivable, related party	—	—	(48,894)
Change in fair value of investment, related party	—	—	41,775
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(230,731)	—	(230,731)
Inventory	(86,901)	—	(117,821)
Prepaid expenses and other current assets	(2,392)	(129,933)	(44,591)
Other assets	86,702	—	86,702
Accounts payable and accrued expenses	609,276	483,466	1,170,031
Deferred interest income	—	—	(43,200)

Net cash flows from operating activities	(6,171,456)	(4,990,512)	(28,856,923)

Cash flows from investing activities:
Purchase of equipment	(149,183)	(39,511)	(1,817,488)
Proceeds from sale of assets	—	6,580	366,830
Cash paid in conjunction with sales of assets	—	—	(86,332)
Cash paid for intangible asset	—	—	(100,000)
Cash received in acquisition of SpineMedica Corp.	—	—	1,957,405
Cash paid for acquisition costs of SpineMedica Corp.	—	—	(227,901)
Advances to related party	—	—	(2,008,522)

Net cash flows from investing activities	(149,183)	(32,931)	(1,916,008)

Cash flows from financing activities:
Proceeds from convertible debt offering	—	3,472,000	3,472,000
Proceeds from bridge loan	—	295,000	—
Proceeds from convertible promissory note	—	—	500,000
Repayment of convertible promissory note	—	—	(500,000)
Proceeds from Series A preferred stock	—	—	14,016,000
Proceeds from Series C preferred stock	—	—	3,855,000
Proceeds from sale of common stock and warrants and common stock with registration rights	785,000	525,000	7,602,507
Proceeds from exercise of stock options	102,626	—	104,794
Net proceeds from exercise of warrants	3,207,969	—	3,207,969
Offering costs paid in connection with convertible debt offering	—	(127,540)	(138,040)
Offering costs paid in connection with Series A preferred stock offering	—	—	(918,806)

Net cash flows from financing activities	4,095,595	4,164,460	31,201,424

Net change in cash	(2,225,044)	(858,983)	428,493

Cash, beginning of period	2,653,537	864,768	—

Cash, end of period	$428,493	$5,785	$428,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

Supplemental disclosure of non-cash financing activity:
During the three months ended March 31, 2010:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock.
During the three months ended March 31, 2009:
*	the Company issued 315,520 warrants to purchase common stock, valued at $98,574 and recognized a beneficial conversion feature of $676,500 in conjunction with our convertible debt offering.

*	the Company issued common stock valued at $42,000 for prepaid expenses, $81,375 for accrued directors fees, and $93,822 for accrued executive compensation.

*	the Company reclassified $3,761,250 of common stock with registration rights to equity as the result of the termination of such rights (Note 7).
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION (NOVEMBER 22, 2006) THROUGH SEPTEMBER 30, 2010

													Deficit
	Convertible		Convertible		Convertible								Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock				Additional		Stock	Note	During the
	Series A		Series B		Series C		Common Stock		Paid-in	Treasury	Subscriptions	Receivable,	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Related party	Stage	Total
Balances, November 22, 2006	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—
Issuance of common stock at inception	—	—	—	—	—	—	12,880,000	12,880	—	—	—	—	(11,592)	1,288
Employee share-based compensation expense	—	—	—	—	—	—	—	—	13,409	—	—	—	—	13,409
Other share-based compensation expense	—	—	—	—	—	—	—	—	17,980	—	—	—	—	17,980
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	1,120,000	1,120	894,880	—	—	—	—	896,000
Issuance of note receivable, related party	—	—	—	—	—	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)
Sale of Series A Preferred stock	11,212,800	14,016,000	—	—	—	—	—	—	(918,806)	—	(1,233,750)	—	—	11,863,444
Accrued interest income	—	—					—	—	—	—	—	(7,644)	—	(7,644)
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(650,777)	(650,777)

Balances, March 31, 2007	11,212,800	14,016,000	—	—	—	—	14,000,000	14,000	7,463	—	(1,233,750)	(2,007,644)	(662,369)	10,133,700
Employee share-based compensation expense	—	—	—	—	—	—	—	—	649,783	—	—	—	—	649,783
Other share-based compensation expense	—	—	—	—	—	—	—	—	158,247	—	—	—	—	158,247
Collection of stock subscription receivable	—	—	—	—	—	—	—	—	—	—	1,233,750	—	—	1,233,750
Accrued interest income	—	—	—	—	—	—	—	—	—	—	—	(41,250)	—	(41,250)
SpineMedica Corp. acquisition	—	—	5,922,397	7,402,996			2,911,117	2,911	2,316,908	—	—	2,048,894		11,771,709
Sale of Series C Preferred stock	—	—	—	—	1,285,001	3,855,000	—	—	—	—	—	—	—	3,855,000
Stock options issued in connection with purchase of intellectual property	—	—	—	—	—	—	—	—	116,000	—	—	—	—	116,000
Exercise of stock options	—	—	—	—	—	—	1,200	1	2,159	—	—	—	—	2,160
Alynx Merger — Recapitalization	7,207,398	11,257,996	(5,922,397)	(7,402,996)	(1,285,001)	(3,855,000)	926,168	926	(926)	—	—	—	—	—
Alynx Merger — Transaction Costs (expensed)	—	—	—	—	—	—	205,851	206	1,126,173	—	—	—	—	1,126,379
Conversion of Preferred stock	(18,420,198)	(25,273,996)	—		—		18,420,198	18,420	25,255,576	—	—	—	—	—
Common stock issued in connection with purchase of license agreement	—	—	—	—	—	—	400,000	400	2,595,600	—	—	—	—	2,596,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(17,371,475)	(17,371,475)

Balances, March 31, 2008	—	—	—	—	—	—	36,864,534	36,864	32,226,983	—	—	—	(18,033,844)	14,230,003
Employee share-based compensation expense	—	—	—	—	—	—	—	—	945,062	—	—	—	—	945,062
Other share-based compensation expense	—	—	—	—	—	—	—	—	130,076	—	—	—	—	130,076
Cashless exercise of stock warrants	—	—	—	—	—	—	417,594	418	(418)	—	—	—	—
Sale of warrants in connection with private placement of redeemable commoon stock	—	—	—	—	—	—	—	—	595,073	—	—	—	—	595,073
Exercise of stock options	—	—	—	—	—	—	57,500	58	(52)	—	—	—	—	6
Accretion of redeemable common stock and common stock with registration rights to fair value	—	—	—	—	—	—	—	—	—	—	—	—	(2,158,823)	(2,158,823)
Warrants issued in connection with the amendment of private placement of common stock	—	—	—	—	—	—	—	—	334,100	—	—	—	—	334,100
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(11,919,271)	(11,919,271)

Balances, March 31, 2009	—	—	—	—	—	—	37,339,628	37,340	34,230,824	—	—	—	(32,111,938)	2,156,226
Employee share-based compensation expense	—	—	—	—	—	—	—	—	363,457	—	—	—	—	363,457
Other share-based compensation expense	—	—	—	—	—	—	—	—	117,689	—	—	—	—	117,689
Beneficial conversion feature recognized on convertible debt	—	—	—	—	—	—	—	—	676,500	—	—	—	—	676,500
Warrants issued to placement agents in conjunction with convertible debt	—	—	—	—	—	—	—	—	98,574	—	—	—	—	98,574
Exercise of stock options	—	—	—	—	—	—	20,000	20	(18)	—	—	—	—	2
Common stock issued for waivers of registration rights	—	—	—	—	—	—	2,490,000	2,490	1,302,610	—	—	—	—	1,305,100
Reclassification of common stock with registration rights	—	—	—	—	—	—	1,905,000	1,905	3,759,345	—	—	—	—	3,761,250
Common stock issued for accrued directors fees	—	—	—	—	—	—	162,750	163	81,212	—	—	—	—	81,375
Common stock issued for accrued executive compensation	—	—	—	—	—	—	187,644	187	93,635	—	—	—	—	93,822
Common Stock issued in connection with purchase of license agreement	—	—	—	—	—	—	100,000	100	70,900	—	—	—	—	71,000
Sale of common stock and warrants (net of $42,000 of offering costs)	—	—	—	—	—	—	7,697,865	7,698	4,569,021	—	—	—	—	4,576,719
Common stock issued for services in conjunction with private placement	—	—	—	—	—	—	100,000	100	41,900	—	—	—	—	42,000
Warrants issued in conjunction with convertible promissory note	—	—	—	—	—	—	—	—	975,833	—	—	—	—	975,833
Modification of stock options and purchase of treasury stock	—	—	—	—	—	—	—	—	73,000	(25,000)	—	—	—	48,000
Net loss for the period	—	—	—	—	—	—	—	—	—	—	—	—	(8,295,669)	(8,295,669)

Balances, December 31, 2009	—	$—	—	$—	—	$—	50,002,887	$50,003	$46,454,482	$(25,000)	$—	$—	$(40,407,607)	$6,071,878
Employee share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	731,216	—	—	—	—	731,216
Other share-based compensation expense (unaudited)	—	—	—	—	—	—	—	—	105,062	—	—	—	—	105,062
Sale of common stock and warrants (unaudited)	—	—	—	—	—	—	1,308,332	1,308	783,692	—	—	—	—	785,000
Exercise of stock options (unaudited)	—	—	—	—	—	—	105,250	106	102,520	—	—	—	—	102,626
Exercise of warrants (unaudited)	—	—	—	—	—	—	3,219,348	3,219	3,204,750	—	—	—	—	3,207,970
Shares issued in conjunction with conversion of convertible debt (unaudited)	—	—	—	—	—	—	7,135,114	7,135	3,385,687	—	—	—	—	3,392,822
Net loss for the peiod (unaudited)	—	—	—	—	—	—	—	—	—	—	—	—	(8,693,096)	(8,693,096)

Balances, September 30, 2010 (unaudited)	—	$—	—	$—	—	$—	61,770,931	$61,771	$54,767,409	$(25,000)	$—	$—	$(49,100,703)	$5,703,477

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD FROM
INCEPTION (NOVEMBER 22, 2006) THROUGH SEPTEMBER 30, 2010
1.	Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2010 and 2009, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Sales revenue is generally recognized when the products are shipped. Advance payments received for products are recorded as deferred revenue and are generally recognized when the product is shipped. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $5,096 and $0 for net sales returns provisions, respectively, for the three months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, there were net sales returns provisions of $29,545 and $0, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net loss	$(2,854,442)	$(4,486,576)	$(8,693,096)	$(8,956,103)
Denominator for basic earnings per share — weighted average shares	61,049,942	41,576,491	57,874,093	39,803,573
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	61,049,942	41,576,491	57,874,093	39,803,573

Loss per common share — basic and diluted	$(0.05)	$(0.11)	$(0.15)	$(0.23)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Outstanding Stock Options	8,255,650	6,000,000	8,255,650	6,000,000
Outstanding Warrants	4,426,185	2,459,104	4,426,185	2,459,104
Hybrid Debt Instrument	—	491,667	—	491,667
Convertible Debt	—	6,944,000	—	6,944,000

	12,681,835	15,894,771	12,681,835	15,894,771

Goodwill
The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles - Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of December 31, 2009, indicated that goodwill was not impaired. There were no indicators of impairment as of September 30, 2010.
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception (November 22, 2006) through September 30, 2010, the Company experienced net losses of $49,089,000 (unaudited) and cash used in operations was $28,857,000 (unaudited). As of September 30, 2010, the Company had $428,000 of cash in the bank and has not emerged from the development stage. In October 2010, the Company borrowed $150,000 from its Chairman and Chief Executive Officer and $50,000 each from two other company directors under a 5% Convertible Promissory Note (see Note 10). In November, the Company borrowed an additional $150,000 from its Chairman and Chief Executive Officer under the same 5% Convertible Promissory Note (see Note 10). Also in November, the Company received $244,000 from the US Federal Government for qualified investments under the US Federal Government therapeutic discovery project grant program. Additionally, the Company commenced a private placement to sell common stock and warrants to accredited investors. Through November 15, 2010, the Company has received aggregate proceeds of $2,000,000 under this arrangement, and assuming it receives no additional funds, and the holders of the 5% Convertible Promissory Notes exercise the conversion option, estimates that it has sufficient funds to operate through December 2010. In order to fund ongoing operations beyond that point, or to further accelerate and execute our business plan, we need to raise significant additional funds. Therefore, the Company intends to extend the current private placement. In view of these matters, the Company’s ability to continue as a going concern is dependent on our ability to secure additional financing sufficient to support our research and development activities and regulatory clearance or approval processes, as well as our investments in working capital and necessary capital expenditures. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

4.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	Weighted	September 30, 2010		December 31, 2009
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Lives	Value	Amortization	Value	Amortization
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	(363,533)	$996,000	$(288,833)
License — SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(943,553)	2,399,000	(721,541)
License — Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(658,537)	2,667,000	(454,300)

Total intangible assets		$6,062,000	$(1,965,623)	$6,062,000	$(1,464,674)

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
Stock Options:
Activity with respect to the stock options is summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2010	6,182,500	$1.10		$307,535
Granted	2,265,400	$1.42
Exercised	(105,250)	$0.98
Forfeited or cancelled	(87,000)	$0.80

Outstanding at September 30, 2010	8,255,650	$1.19	6.5	$1,245,538

Vested or expected to vest at September 30, 2010	5,472,717	$1.27	5.2	$805,736
There were no options exercised during the three months ended September 30, 2010.
Following is a summary of stock options outstanding and exercisable at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
		Contractual	Weighted-		Weighted-
	Number	Term	Average	Number	Average
Range of Exercise Prices	outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.0001 – $0.50	1,011,500	4.0	$0.49	569,013	$0.48
$0.65 – $1.00	3,442,500	6.6	$0.80	2,699,693	$0.82
$1.04 – $1.80	3,051,650	8.3	$1.57	1,264,216	$1.73
$2.40	750,000	2.0	$2.40	939,795	$2.40

	8,255,650	6.5	$1.19	5,472,717	$1.27

A summary of the status of the Company’s unvested stock options follows:

		Weighted-
		Average
	Number of	Grant Date Fair
Unvested Stock Options	Shares	Value
Unvested at January 1, 2010	2,520,418	$0.50
Granted	2,265,400	$1.12
Cancelled/expired	(87,000)	$0.41
Vested	(1,915,885)	$0.54

Unvested at September 30, 2010	2,782,933	$0.91

Total unrecognized compensation expense related to granted stock options at September 30, 2010, was approximately $2,716,868 and will be charged to expense through July 2015.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months ended
	September 30, 2010	September 30, 2009
Expected volatility	59.0 – 60.2%	112.06 – 140.74%
Expected life (in years)	6	3.5 to 6
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.59% – 2.75%	1.54% – 2.53%
The weighted-average grant date fair value for options granted during the nine months ended September 30, 2010 and 2009 was approximately $1.12 and $0.49, respectively.

Warrants:
A summary of our common stock warrant activity for the nine months ended September 30, 2010, is as follows:

		Weighted-
		Average
	Number of	Exercise Price per
	Warrants	Warrant
Warrants outstanding at January 1, 2010	6,991,371	$1.14
Issued in connection with private placement of common stock	654,163	$1.50
Exercised in connection with private placement of common stock	(3,219,348)	$1.00

Warrants outstanding at September 30, 2010	4,426,186	$0.94

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of September 30, 2010 was 4,426,186. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.
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

9.	Contractual Commitments:
The table below sets forth our known contractual obligations as of September 30, 2010:

	Payments Due by Period
		Less than 1	1 - 3	3 - 5	More than 5
	Total	Year	Years	Years	Years
Operating leases	$329,576	$244,402	$85,173	$—	$—
Minimum Royalties	155,000	25,000	80,000	50,000	—

Total contractual obligations	$484,576	$269,402	$165,173	$50,000	$—

10.	Subsequent Events:
Hybrid Debt Instrument
In October 2010, the Company and its Chairman of the Board and CEO as well as two other company directors entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.
Under the terms of the Subscription Agreement, the Chairman & CEO has agreed to advance the Company $400,000, and the two company directors have agreed to advance $50,000 each to fund its working capital needs. Such indebtedness is evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 31, 2010, and, at the option of the holder, is convertible into the number of shares of common stock of the Company on the same terms as the Company sells any Common Stock and Warrants between the date of issuance and payment in full of the Note, provided that, once converted, the terms of such conversion are final.
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
Results of Operations for the Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009
Revenues
Revenues were approximately $108,000 for the three months ended September 30, 2010, as compared to $0 revenue for the three months ended September 30, 2009. The increase in revenue is driven by the continued market penetration of our HydroFix™ Vaso Shield in the United States and our HydroFix™ Spine Shield in Europe, the Middle East and Asia. Revenue for the quarter was down from the previous quarter due to health related issues with our European sales representative and a family member. During the quarter the company added several sales representative groups in the United States as well as stocking distributors in markets outside of the United States.
Cost of Products Sold
Cost of products sold approximated $540,000 during the three months ended September 30, 2010, compared to $0 in the comparable period a year ago. Included in these costs for 2010 are the initial costs to set up production of our CollaFix™ products. Due to a high degree of fixed costs during our commercial manufacturing ramp-up and the early stages of market acceptance of our products, sales and production volumes were not at high enough levels to enable us to produce unit costs that were lower than the current market price of our products resulting in a negative gross margin. As of September 30, 2010, we employed 9 employees devoted to manufacturing and quality assurance. We expect that as demand increases for our products it will enable us to more efficiently absorb fixed overhead costs resulting in significantly lower per unit costs.
Research and Development Expenses
Our research and development expenses decreased approximately $106,000 or 11.2% to $843,000 during the three months ended September 30, 2010, compared to approximately $949,000 for the three months ended September 30, 2009. The decrease in expenses reflects the transfer of certain personnel into manufacturing departments to support production, offset by an increase in spending on animal studies. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. As of September 30, 2010, we employed 13 employees devoted to research and development, compared to 24 employees devoted to research and development at September 30, 2009. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain clearance from the FDA to market our technologies.

Selling, General and Administrative Expenses
Our selling, general and administrative expenses increased approximately $121,000 or 8.3% for the three month period ending September 30, 2010, as compared to the same period in 2009. The increase in these expenses was primarily the result of an increase in stock based compensation expense of approximately $138,000. Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of September 30, 2010, we employed 11 personnel in selling, general and administrative functions as compared to 11 as of September 30, 2009.
During the three months ended September 30, 2010, we recorded approximately $114,000 in depreciation expense and $167,000 in amortization expense as compared to $111,000 and $167,000, respectively, for these expenses in the same period in 2009. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Share Based Compensation
The total share based compensation recognized during the three months ended September 30, 2010 and 2009, approximated $333,000 and $262,000, respectively. These amounts are included in Selling, General and Administrative expenses in our statements of operations.
Other Expense/Income
We recorded other expense of approximately $600 during the three months ended September 30, 2010, compared with approximately $2,078,000 of other expense during the three months ended September 30, 2009. The Other expense in 2009 included financing expense of approximately $1,305,000 associated with the issuance of common stock for registration rights waivers and $683,000 associated with warrants issued in connection with a convertible promissory note.
Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenues
Net sales for the first nine months ended September 30, 2010, were approximately $545,000 as compared to $0 revenue for the nine months ended September 30, 2009. In the first quarter of 2010 we launched our HydroFix™ Vaso Shield in the United States and our HydroFix™ Spine Shield in Europe. On June 7, 2010 the Company announced that it had received notification by the FDA that the Company’s proprietary device, HydroFix TM Vaso Shield, has received 510(k) clearance for additional thicknesses and sizes. The FDA has now cleared HydrofixTM Vaso Shield for thicknesses ranging from 0.4mm to 1.0mm and multiple sizes. Initial quantities of the product were shipped in June to customers. Additionally, significant progress has been made in terms of building a distribution network of third party sales representatives and stocking distributors to market and distribute the product. As the distribution networks grows, so do the Company’s efforts in providing leading edge training tools to shorten the learning curve and improve speed to first revenue for new customers.

Cost of Products Sold
Cost of products sold approximated $1,355,000 during the nine months ended September 30, 2010, compared to $0 in the comparable period a year ago. Included in the costs for 2010 are the initial costs to set up production of our CollaFix™ products. As of September 30, 2010, we employed 9 employees in manufacturing and quality assurance. Due to a high degree of fixed costs during our commercial manufacturing ramp-up and the early stages of market acceptance of our products, sales and production volumes were not at high enough levels to enable us to produce unit costs that were lower than the current market price of our products resulting in a negative gross margin. We expect that as demand increases for our products it will enable us to more efficiently absorb fixed overhead costs resulting in significantly lower per unit costs.
Research and Development Expenses
Our research and development expenses decreased approximately $32,000 or 1.5% to approximately $2,168,000 for the nine months ended September 30, 2010, compared to $2,200,000 during the nine months ended September 30, 2009. Excluding a one-time credit of $153,000 for settlement of disputed prior period accounts payable recorded in the nine months ended September 30, 2009, research and development expenses decreased $185,000 or 8.4% in the period ended September 30, 2010 as compared to the same period in 2009. This decrease is primarily attributable to reductions in headcount, consulting services and the transfer of personnel to manufacturing, offset somewhat by an increase in investments in animal studies required for various regulatory clearances. Our research and development expenses consist of internal personnel costs, fees paid to external consultants and service providers supporting our development efforts, and supplies and instruments used in our laboratories. As of September 30, 2010, we employed 13 employees devoted to research and development, compared to 24 employees devoted to research and development at September 30, 2009. We anticipate continued activity in the area of research and development in the foreseeable future as we progress our technologies into clinical development to obtain clearance from the FDA to market our technologies.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses increased approximately $501,000 or 10.8% for the nine month period ending September 30, 2010, as compared to the same period in 2009. Excluding a one-time credit of $413,000 for settlement of disputed prior year period accounts payable primarily related to legal expense, S,G&A expenses increased $88,000 or 1.9% as compared to the period ended September 30, 2009. The increase is primarily attributable to our investment in Sales & Marketing in support of the planned establishment of our global third party sales distribution network.
Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of September 30, 2010, we employed 11 personnel in selling, general and administrative functions as compared to 11 as of September 30, 2009; however, administrative headcount reductions were offset by the addition of sales and marketing personnel.
During the nine months ended September 30, 2010, we recorded $338,000 in depreciation expense and $501,000 in amortization expense as compared to $339,000 and $500,000, respectively, for these expenses in the same period in 2009. We depreciate our assets on a straight-line basis, principally over five to seven years, and amortize our intangible assets over a period of 10 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Share Based Compensation
The total share based compensation recognized during the nine months ended September 30, 2010 and 2009, was approximately $836,000 and $1,162,000 respectively. These amounts are included in Selling, General and Administrative expenses in our statements of operations.
Other Expense/Income
We recorded interest expenses of approximately $593,000 during the nine months ended September 30, 2010, compared with approximately $2,133,000 of other expense during the nine months ended September 30, 2009 including $1,305,000 of expense related to the issuance of additional shares for registration rights waivers and $683,000 of expense related to the issuance of warrants issued in connection with a convertible promissory note.
On March 31, 2010 we converted all of our remaining 3% Convertible Senior Secured Promissory Notes to shares of our common stock. As a result we recognized as interest expense approximately $499,610 of remaining unamortized debt discount related to these notes.
Liquidity and Capital Resources
Since inception, we have funded our development, operating costs and capital expenditures through issuances of stock or convertible debt. We had approximately $428,000 of cash and cash equivalents on hand as of September 30, 2010.
As of September 30, 2010, the Company had $428,000 of cash in the bank and has not emerged from the development stage. In October 2010, the Company borrowed $150,000 from its Chairman and Chief Executive Officer and $50,000 each from two other company directors under a 5% Convertible Promissory Note (see Note 10). In November, the Company borrowed an additional $150,000 from its Chairman and Chief Executive Officer under the same 5% Convertible Promissory Note (see Note 10). Also in November, the Company received $244,000 from the U.S. Federal Government for qualified investments under the US Federal Government therapeutic discovery project grant program. Additionally, the Company commenced a private placement to sell common stock and warrants to accredited investors. Through November 15, 2010, the Company has received aggregate proceeds of $2,000,000 under this arrangement, and assuming it receives no additional funds and the holders of the 5% Convertible Promissory Notes exercise the conversion option, estimates that it has sufficient funds to operate through December 2010. In order to fund ongoing operations beyond that point, or to further accelerate and execute the business plan, we need to raise additional significant funds. Therefore, the Company intends to extend the current private placement. In view of these matters, the ability of the Company to continue as a going concern is dependent on our ability to secure additional financing sufficient to support its research and development activities, approval of developed products for sale by regulatory authorities, including the FDA, and its investments in working capital. Since inception, the Company has financed its activities principally from the sale of equity securities and convertible debt. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain government grants or additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, existing shareholders may experience dilution and the new equity or debt securities it issues may have rights, preferences and privileges senior to those of existing shareholders. In addition, if the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to products or proprietary technologies, or grant licenses on terms that are not favorable. If the Company does not achieve its revenue projections, secure government funding or cannot raise funds on acceptable terms, the Company will not be able to continue as a going concern, develop or enhance products, obtain the required regulatory clearances or approvals, execute the Company’s business plan, take advantage of future opportunities, or respond to competitive pressure or unanticipated customer requirements. Any of these events would adversely affect the Company’s ability to achieve the Company’s development and commercialization goals, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Discussion of cash flows
Net cash used in operations during the nine months ended September 30, 2010, increased approximately $1,180,000 to $6,171,000 compared to $4,991,000 used in operating activities for the nine month period ended September 30, 2009 reflecting our increased activity and acceleration of our efforts to transition into an operating company. The increase in our accounts receivable as well as building inventories available for commercial sales is contributing to this increase in cash outflow.
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
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of September 30, 2010, is provided in Note 9 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first nine months of fiscal 2010, there were no material changes to the accounting policies and assumptions previously disclosed.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company’s business is anticipated to be directly dependent on foreign operations as the Company’s sales to customers outside the U.S. become significant. A portion of the Company’s total revenues are anticipated to be dependent on selling to distributors outside the U.S. There is a risk related to the changes in foreign currency exchange rates as it relates to our revenues paid to us in U.S. dollars for end-user sales within foreign countries. We are currently considering taking affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates as revenues continue to increase. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar over the next three months.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March, 2010, the Company converted its 3% Convertible Senior Secured Notes into Common Stock. As a result of the conversion, the Company issued 7,135,114 shares of common stock representing the principal balance of the notes ($3,472,000) and accrued interest payable of approximately $96,000.
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

MIMEDX GROUP, INC.
Date: November 15, 2010	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer