Form 10-K
period 2010-12-31
MIMEDX GROUP, INC.
filed 2011-03-31
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Commission file number 0-52491
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

811 Livingston Court, Suite B
Marietta, GA (Address of principal executive offices)	30067 (Zip Code)
(678) 384-6720
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2010, based upon the last sale price of the shares as reported on the OTC Bulletin Board on such date, was approximately $50,174,049.
There were 71,201,349 shares of Common Stock outstanding as of March 15, 2011.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2011 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Recent Events
On January 5, 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC, for an aggregate of $500,000 in cash, $1,200,000 in notes payable, 5,200,000 shares of MiMedx Common Stock, $183,000 in debt, and certain additional contingent considerations. This strategic acquisition brings together market leading know-how in amnion tissue processing technology with a global distribution network uniquely positioned to rapidly exploit significant market opportunities across multiple surgical indications.

Surgical Biologics, (“SB”), is located in Kennesaw, Georgia. Surgical Biologics develops bioimplants processed from human amniotic membrane that can be used for a wide range of surgical indications including ocular surface repair, gum repair, wound care, burns, and many other types of surgery that require the repair of a patient’s integumental (native) tissue. SB is focused on developing technologically innovative bioimplants that offer the surgeon a variety of clinical options; allowing for greater flexibility in treatment, as well as improved surgical results.
Surgical Biologics currently distributes tissue in several different membrane subsegments, such as ocular, dental, spine and wound care. The wound care and tissue management market in the U.S. is currently valued at approximately $7.4B, while the regenerative dental market accounts for $232M. The Millennium Research Group has projected the anti-adhesion market to reach an estimated $500M in 2012, whereas experts agree that the ocular market is valued at approximately $100M. Each market’s sub-segment has unique competitors, products and distribution methods. Amniotic membrane, as processed by SB, has unique “bio-active” properties that offer benefits that most competitive products cannot offer. SB’s tissues provide anti-inflammatory, anti-angiogenesis, anti-scarring and barrier properties as well as enhanced healing at the surgical site.
Surgical Biologics has developed a specialized process for the processing of its products. This patent pending process, named Purion™, consists of unique methods which maximize yield, while minimizing manufacturing costs. The Purion™ process was engineered to create an implant that is optimized for ease of use while providing the patient with the maximum assurance of safety. Surgical Biologics currently has seven patents pending that have been filed with the United States Patent Office. The patent filings consist of the intellectual property used to process tissues and/or apply the tissues in a unique manner in surgery.
In addition to the existing implants, SB is in the final stages of development of new offerings for the wound care, burn, general surgery, gynecology and ENT surgery markets. Thus far, amniotic tissues for these uses show great promise, and the Company has begun limited commercial distribution for such purposes. The wound care tissue, which is undergoing a multi-center clinical evaluation, also has shown particular promise; and the Company believes that this tissue has the potential to surpass all other products in commercial distribution. SB continues to research new opportunities for amniotic tissue, and currently has several additional offerings in the first stages of conceptualization.
Our Strategy
The Company’s initial business strategy was to identify and acquire innovative new medical products and technologies, focused primarily on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We subsequently refined our strategy to focus on our proprietary biomaterial technologies that can be transformed into unique medical devices that fill an unmet or underserved clinical need. Our HydroFix™ hydrogel technology and our CollaFix™ collagen fiber technology are proprietary platforms that can serve as the basis for medical devices in various orthopedic and orthobiologic applications, such as spine, sports medicine, and trauma. We also have identified multiple product opportunities in general surgery, drug delivery, wound management and cardiac markets, among others.
Our plan is to focus our internal commercialization efforts relative to our HydroFixTM and CollaFixTM materials on orthopedics and orthobiologic applications. As appropriate, we may partner with large, established companies in the general surgery, drug delivery, wound management, cardiac and other markets. Initial conversations with respect to such external relationships have been initiated, but they will take time to develop.
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
In a merger consummated on February 8, 2008, Alynx, Co. acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”) founded by Steve Gorlin, currently Vice Chairman of MiMedx Group, Inc. MiMedx’s assets included three development units focused on the development of medical devices based on their respective patented and proprietary technologies. MiMedx’s primary development unit was focused on the development of products for the repair of soft tissue, such as tendons, ligaments and cartilage, using a collagen fiber-based platform predicated on certain cross linking technology, which was licensed from Shriners’ Hospital for Children and University of South Florida Research Foundation in January 2007. The assets of MiMedx also included 100% of the membership interests in SpineMedica, LLC (“SpineMedica”), a development-stage company focused on Orthopedic-Spine biomaterial technologies using a poly-vinyl alcohol (“PVA”) based hydrogel that its predecessor, SpineMedica Corp., licensed from SaluMedica, LLC for applications related to the spine in August 2005, and for applications related to the hand (excluding the wrist) and rotator cuff in August 2007. In October 2009, the license agreement was amended to exclude applications related to the hand. Additionally, MiMedx’s assets included certain intellectual property related to implants for use in fracture fixation in the upper extremities, which we referred to as the LeveL Orthopedics assets. These assets had been contributed to, or developed on behalf of, MiMedx pursuant to a consulting agreement it had entered into in September 2007, with Thomas J. Graham, M.D., a leading hand surgeon.
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
Prior to the 4th quarter of 2009, the Company explored business strategies through our three development units, MiMedx, SpineMedica and LeveL Orthopedics. After the sale of the LeveL assets and a thorough review of the strategic direction of the Company, management made the decision in late 2009 to consolidate the organizational structure. Instead of independent development teams and manufacturing locations, we now have integrated development teams and all manufacturing has been consolidated into one site. Our Tampa, Florida location focuses on early stage product and process development. Our Marietta, Georgia location houses our corporate headquarters, our development and sales teams and all manufacturing and distribution operations.

In December 2009 we made the decision to simplify our corporate and technology branding in order to build a stronger brand identity. Our new branding strategy is to focus on MiMedx Group, Inc. as the corporate brand identity and to brand each of our technologies, rather than each product embodying our technologies. Our PVA Hydrogel technology is now called HydroFix™ and our collagen fiber technology is now called CollaFix™. During 2010, we transitioned the name of our current product from Paradís Vaso Shield™ to HydroFix™ Vaso Shield.
In February 2010, the Company received the CE Mark for its HydroFixTM Spine Shield device, which is indicated for use in certain locations along the anterior spine as a plane of idissection during revision surgery.
In June 2010, the Company received 510(k) clearance for additional thicknesses and sizes of its HydroFixTM Vaso Shield.
In December 2010, the Company received the CE Mark for its HydroFixTM Spine Shield device as a post surgical adhesion barrier.
In December 2010, the Company signed an agreement to acquire a third proprietary technology platform. The transaction, which closed in early January 2011, and the technology are discussed above under “Recent Events.”
Our Technology
CollaFix™
The CollaFix™ technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process. MiMedx utilizes two separate cross-linking technologies for various applications. Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into surgical meshes intended to treat a number of orthopedic soft-tissue trauma and disease disorders.
Embodiments and benefits of products that we believe, based on preliminary studies, could be developed using this licensed technology are:
•	Initial tests of cross-linked fibers appear to demonstrate they are stronger than existing collagenous tissue, including healthy tendons and ligaments. These fibers form the fundamental unit from which a variety of devices could be configured as follows:
•	Linear and braided arrays for tendon and ligament repair

•	Cross-helical arrays forming tubular structures that also can be cut to form flat patches

•	Woven meshes for general surgical use;
•	CollaFix™ biomaterials have been tested and results preliminarily suggest that the materials are biocompatible and biodegradable;
•	Biocompatibilization (making a material biocompatible that may otherwise not be) of in-dwelling medical devices by coating with MiMedx proprietary NDGA (nordihydroguaiaretic acid) polymerized collagen;

•	NDGA treatment of xenograft (animal in origin) and allograft (human in origin) materials could make them more biocompatible and possibly improve functional lifetime; and
•	Cross-linked collagen-based biorivets have the potential to be used for bone fracture fixation.
Our core collagen technology is protected by patents, patent applications and trade secrets. The core patent covers the polymerization chemistry of NDGA as applied to biological materials, bioprostheses, or devices created through its application. It covers chemistries and compounds that have the reactive groups that are responsible for the effectiveness of NDGA, including a variety of organically synthesized NDGA analogs and natural compounds. Multiple medical products potentially could be developed and patented that are all tied to the core patented technology. Our core fiber technology is a closely held trade secret.
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
We have a similar version of the product for the European market called HydroFix™ Spine Shield, which has received two CE marks. The device is classified as a post-surgical adhesion inhibiting barrier and is used in specific spine surgeries. The CE marking, also known as “CE Mark,” is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA). The CE marking certifies that a product has met European Union (EU) consumer safety, health or environmental requirements. In December 2010, we received a second CE mark for HydroFix™ Spine Shield for use in contact with the central circulatory system and the central nervous system. The CE marked HydroFix™ Spine Shield is not available in the United States.
We are currently in the process of identifying other uses and indications for the HydroFix™ technologies, including, but not limited to, other areas of the spine as well as healthcare categories outside the spine, such as general surgery, obstetrics, and gynecology, maxilla-facial, plastic and cosmetic applications, and others.
Market Opportunity
In 2008, the value of the Orthopedic-Biomaterials segment was estimated to be $7.4 billion, representing over 20% of the total Orthopedic Market. It is estimated that this market segment will grow at over 13% per year, which is more than double the growth rate for the overall Orthopedics Market. The Biomaterials market is expected to grow to a value of $9.4 billion in 2011, mainly due to advancements in materials science technology, the incidence of trauma and disease associated with the baby-boomer population and resource focus and investment (MedMarket Diligence, Report #M625, “Emerging Trends, Technologies and Opportunities in the Markets for Orthopedic Biomaterials, Worldwide,” 2008).
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

We believe that the number of procedures that might utilize our products is large. A 2009 iData report, US Market for Orthopedic Soft Tissue and Sports Medicine, stated that in 2009, the combined orthopedic soft tissue repair market was valued at over $1.05B. In addition, another iData report, US Market for Spinal Implants, MIS and VCF, reported the total US spinal implant market in 2008 to be $4.75B, a 9% growth over 2007.
Rotator cuff injuries represent a leading cause of shoulder instability and result in approximately 400,000 invasive procedures annually, according to MedTech Insight, an industry marketing research firm.
Also, the CollaFix™ biomaterials and related processes under license may prove suitable for use in general surgical procedures for reinforcement of soft tissue where weakness exists or scar tissue formation is not desirable.
The market revenue for biomaterials in wound care is expected to rise at an accelerated compound annual growth rate of 16.5% from 2006-2013. Combination products (biomaterial dressings that also possess moist dressing, antimicrobials, or alginates) are further driving growth and gaining market share from other advanced wound dressing segments, according to the Frost and Sullivan US Interactive Wound Care Markets Report for 2008.
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

Medical Advisory Board
We have empanelled a number of key scientists and physician opinion leaders in relevant fields by asking them to serve on our Medical Advisory Board (“MAB”). Each has entered into a consulting agreement with the Company.
Our MAB includes scientists and physicians who move medicine forward by scientific endeavor, such as publishing, teaching and developing new solutions to treat injury and diseases. Several members chair their respective departments at university medical schools, teaching institutions and fellowship programs.
One of the most well-known of our MAB members is James Andrews, M.D., of Birmingham, Alabama, and Gulf Breeze, Florida. Dr. Andrews is one of the most respected sports-medicine physicians in the world. He is the physician for several National Football League and Major League Baseball teams and treats many of the highest-paid professional athletes from numerous teams and from a multitude of sports, including Drew Brees, the 2010 Superbowl MVP, and is regularly profiled in newspapers and magazines. Dr. Andrews also runs a sought-after fellowship program.
The MAB consists of 14 individuals and is grouped by specialty. Robert Guldberg, Ph.D. is working with us in all of our concentration areas, spine, sports medicine and upper and lower extremities. Others that are advising us in the spine area are: Richard Guyer, MD; Paul Jeffords, MD; Thomas Terrimani, MD; and Thomas Zdeblick, MD. Our Sports Medicine group consists of James Andrews, MD; Neal ElAttrache, MD; Timothy Kremcheck, MD; and Lonnie Paulos, MD. The Upper and Lower extremity group includes Martin Boyer, MD; Glenn Gaston, MD; Mark Glazebrook, MD; Jeff Johnson, MD and Gary Lourie, MD.
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

Clinical Trials
A clinical trial is generally required to support a PMA application and is sometimes required for a premarket notification. Such trials generally require submission of an application for an Investigational Device Exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients (unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements). Clinical trials are subject to extensive monitoring, record keeping and reporting requirements. Clinical trials may begin once the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites, and must comply with FDA regulations. To conduct a clinical trial, we also are required to obtain the patients’ informed consent that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA approval to market the product in the U.S.
Post market
After a device is placed on the market, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Class II devices also can have special controls such as performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to Class I devices.
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
Regulatory Status of our Products
On April 20, 2009, the Company received FDA clearance to market the HydroFix™ Vaso Shield (formerly called Paradís™ Vaso Shield) device, indicated for use as a cover for vessels following anterior vertebral surgery. The proprietary, patented, and PVA based membrane may reduce the risk of associated injury following anterior vertebral surgeries by providing a vessel cover. We have products under development that may qualify for 510(k) clearance, such as our collagen fiber implants and additional sheet products made from PVA-based hydrogel. In 2010, two HydroFix™ 510(k) submissions were cleared in the U.S. Additionally, two HydroFix™ CE Marks (European clearance) were issued. One additional HydroFix™ 510(k) submission, one CollaFix™ collagen fiber 510(k) submission, and one CollaFix™ collagen fiber CE Mark submission were in process at the end of the year. No assurances can be made regarding the outcome of these in-process submissions or the timeframe needed for completion of the process.
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
Competition
CollaFix™ Products
In the US in 2007, approximately 2,090,000 orthopedic soft tissue repair procedures were performed. This procedure volume is growing at a rate of 4.5% supported by the rising number of sports-related injuries, particularly among the increasingly active aging population. Source: US Markets for Orthopedic Soft Tissue Solutions 2008, Millennium Research Group
There are currently a large number of devices on the market used to reinforce surgically repaired soft tissues. These include hardware (screws, pins, disposables) as well as allografts, synthetic products and xenografts (derived from porcine, bovine and equine tissues).

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
HydroFix™ Products
Spinal orthopaedic and neurosurgeons actively seek treatment alternatives and utilize various technologies during different stages of the patient care continuum. Until the recent success of non-fusion technologies, spine implant market manufacturers have focused almost exclusively on refining and improving spinal fusion techniques. Multiple fusion techniques and products are available to patients today.

Regardless of the type of surgery, fusion or TDR, physicians commonly deal with venous injury during anterior spinal revision surgery. Currently, competition for vessel guards for this specific application is limited. W.L. Gore & Associates, Inc. is the dominant manufacturer in this area.
Collaborations and License Agreements
License Agreement between MiMedx, Shriners’ Hospitals for Children, and University of South Florida Research Foundation
We entered into a license agreement with Shriners’ Hospitals for Children and University of South Florida Research Foundation (collectively “Licensor”) in January 2007 for the worldwide, exclusive rights for all applications using NDGA-polymerized materials, including for reconstruction of soft tissue. We paid a one-time license fee of $100,000, plus issued to the Licensor 1,120,000 shares of our Common Stock, and the Licensor will receive future additional milestone payments and continuing royalties based on sales of all licensed products.
The license is perpetual and terminable by us at any time, in whole or in part. The licensor has the right to terminate this license in the event that any breach, which they are required to give us notice of, is not cured.
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
Rotator Cuff License with SaluMedica, LLC
MiMedx has a Technology License Agreement, as amended by a First Amendment to Technology License Agreement, as well as a related Trademark License Agreement, all dated August 3, 2007, (collectively, the “Rotator Cuff License”) that provided MiMedx with the exclusive, fully-paid, worldwide, royalty-free, irrevocable and non-terminable (except as provided in the Rotator Cuff License), and sublicensable rights to develop, use, manufacture, market, and sell Salubria® biomaterial or similar PVA-based hydrogels for all neurological and orthopedic uses (including muscular and skeletal uses) related to the rotator cuff and the hand (excluding the wrist), but excluding the product SaluBridge (which is made from Salubria® biomaterial and is currently cleared for use by the FDA) (the “Licensed Rotator Cuff IP”). SaluMedica, LLC’s rights in the Licensed Rotator Cuff IP derive from and are subject to one or more licenses from Georgia Tech Research Corporation and, consequently, the Rotator Cuff License is subject to those same licenses. This license was amended in October 2009 to relinquish the license for uses related to the hand but we kept the rotator cuff license.

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
Worldwide, the MiMedx CollaFix™ and HydroFix™ technologies are protected with 8 patents and 41 patent applications, as well as proprietary manufacturing processes and trade secrets.
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
Trademarks & Trade Names
We also own trademark and trade name registration of the mark Paradís Vaso ShieldTM and license the SaluMedica™ and Salubria® trademarks. We also have applied for registration of the trademarks of MiMedx™ and our product names.
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
Marketing and Sales
We plan to utilize our experienced management team to commercialize these medical technologies by advancing them through the proper regulatory approval processes, developing or arranging for reliable and cost-effective manufacturing, and to either sell or license the product lines to others or market and sell the products ourselves. For our first U.S. product, HydroFix™ Vaso Shield, we have assembled a network of independent sales representatives and stocking distributors to sell our products domestically. We have assembled and are continuing to assemble a network of stocking distributors for our first European product, HydroFix™ Spine Shield.
Employees
As of December 31, 2010, we had 36 employees, of whom 32 are full-time and 4 are part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.
Litigation
We are not involved in any litigation, nor are we aware of any threatened litigation.
Research and Development
Our research and development efforts are focused on developing products for various surgical and orthopedic markets using NDGA biomaterials, and development of other sheet based spine products and other sheet products using a PVA-based hydrogel. Our research and development staff currently consists of 12 full time and 2 part time employees. To support development, we have contracts with outside labs who aid us in our research and development process. Our research and development group has extensive experience in developing products related to our field of interest, and works with our Physician Advisory Boards to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 below for information regarding expenditures for research and development in each of the last two fiscal years.
Surgeon Training and Education
We devote significant resources to working with our Medical Advisory Boards. We believe that the most effective way to introduce and build market demand for our products will be by partnering with leading surgeons from around the globe in the use of our products. We have access to state-of-the-art cadaver operating theaters and other training facilities at some of the nation’s leading medical institutions. We intend to continue to focus on working with leading surgeons in the United States. See “Business-Medical Advisory Boards.”
Available Information
Our website address is www.mimedx.com. We make available on this website under “Investor Relations — SEC Filings,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). In addition, we post filings of Forms 3, 4, and 5 filed by our directors, executive officers and ten percent or more shareholders. We also make available on this website under the heading “Investor Relations — Corporate Governance” our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters as well as our Code of Business Conduct and Ethics.
The reference to our website does not constitute incorporation by reference of any information contained at that site.

Item 1A.	Risk Factors
Risks Related to Our Business and Industry
We are a high-risk startup venture.
With the commercialization of our first products, we have transitioned from being a development company to an operating company. Nonetheless, most of our products are still in the early stages of development and deployment, and we have limited operating history. We do not currently have any material assets, other than cash, certain laboratory equipment, and certain intellectual property rights. Our business and prospects must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by businesses in our stage of development, many of which may be beyond our control. These include, but are not limited to, lack of sufficient capital, unanticipated problems, delays or expenses relating to product development, governmental approvals, and licensing and marketing activities, competition, technological changes and uncertain market acceptance. In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected. We must overcome these and other business risks to be successful. Our efforts may not be successful. We may never be profitable. Therefore, investors could lose their entire investment.
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
We will require significant additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential product candidates and to establish the personnel necessary to successfully manage us. We believe that our current cash and cash equivalents and committed line of credit will be sufficient to meet our projected operating requirements for the next twelve months. However, obtaining the required regulatory approvals and clearances and the planned expansion of our business will be expensive and time-consuming and we will in the future seek funds from public and private stock or debt offerings, borrowings under lines of credit or other sources. Our capital requirements will depend on many factors, including:
•	the revenue generated by sales of our products;
•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives;
•	the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining FDA or other regulatory clearances and approvals; and
•	general and administrative expenses.
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
We have a limited operating history. Further, we have incurred losses since inception. The actual extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. The principal causes of our losses are likely to be primarily attributable to personnel costs, working capital costs, research and development costs, brand development costs and marketing and promotion costs. We may never achieve profitability.
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

Our competitors’ products will compete directly with our products. In addition, our competitors as well as new market entrants may develop or acquire new treatments, products or procedures that will compete directly or indirectly with our products. The presence of this competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.
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
Our NDGA License Agreement could be terminated.
Under our license agreement with Shriners’ Hospitals for Children and University of South Florida Research Foundation dated January 29, 2007, it is possible for the licensor to terminate the agreement if we breach the license agreement and all of our cure rights are exhausted. If our license agreement were to be terminated, it would have a negative impact on our business.
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
SaluMedica, LLC may license the PVA-based hydrogel, the material used to make MiMedx’s HydroFix™ products and other products we are developing, and its trademark to third parties for use in applications unrelated to the spine, rotator cuff, or surgical sheet applications. This may expose us to adverse publicity if these uses are not proven safe and effective.
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
As a result of our limited operating history, limited resources, and the nature of the markets in which we compete, it is extremely difficult for us to forecast accurately. We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.
The failure of government health administrators and private health insurers to reimburse patients for costs of services incorporating our current or potential products would materially and adversely affect our business.
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
We have had only limited sales. We have invested substantial time and resources in developing various additional products. Commercialization of these products, including collagen fiber and PVA-based hydrogel products, will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, our products may not become commercially successful products for a number of reasons, including:
•	we may not be able to obtain regulatory clearance or approvals for our products, or the approved indication may be narrower than we seek;
•	our products may not prove to be safe and effective in preclinical or clinical trials;
•	physicians or hospitals may not receive any reimbursement from third party payors, or the level of reimbursement may be insufficient to support widespread adoption of our products;
•	we may experience delays in our development program;
•	any products that are approved may not be accepted in the marketplace by physicians or patients;
•	we may not be able to manufacture any of our products in commercial quantities or at an acceptable cost; and
•	rapid technological change may make our products obsolete.
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
If we are unable to sell, market and distribute our products, our business may be harmed.
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
Failure to market and distribute products to our customers in a timely and cost effective manner would cause our potential sales to decrease and our margins to fall.

Off-label promotion of our products could result in substantial penalties.
We are only permitted to promote our products in the U.S. for the uses indicated on the respective label as cleared by the FDA. The U.S. Attorneys’ offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.
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
In addition, we believe recommendations for and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive this support or if we are unable to demonstrate favorable long-term clinical data, surgeons and hospitals may not use our products which would significantly reduce our ability to achieve expected revenue and would prevent us from becoming profitable.
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
We expect a significant percentage of our revenue to be from sales to customers outside the U.S. International sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:
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
Recent and future acquisitions may cause integration problems, disrupt our business and strain our resources.
In early 2011, we made a strategic business acquisition, and may continue with such acquisitions in the future. Our success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating these new entities. Further, the integration of these entities may cause us to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain our resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

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
There is no certainty that any of our products will be cleared by the FDA by means of either a 510(k) notice or a PMA application. Even if the FDA permits us to use the 510(k) clearance process, we cannot assure you that the FDA will not require either supporting data from laboratory tests or studies that we have not conducted, or substantial supporting clinical data. If we are unable to use the 510(k) clearance process for any of our products, are required to provide clinical data or laboratory data that we do not possess to support our 510(k) premarket notifications for any of these products, or otherwise experience delays in obtaining or fail to obtain regulatory clearances, the commercialization of such product will be delayed or prevented, which will adversely affect our ability to generate revenue. It also may result in the loss of potential competitive advantages that we might otherwise attain by bringing our products to market earlier than our competitors. Any of these contingencies could adversely affect our business.
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
There may be unexpected findings, particularly those that may only become evident from larger scale clinical trials, as compared with the smaller scale tests we intend to do initially. The occurrence of unexpected findings in connection with our clinical trials or any subsequent clinical trial required by our regulators may prevent or delay obtaining regulatory approval, and may adversely affect coverage or reimbursement determinations. Our regulators may also determine that additional clinical trials are necessary, in which case approval may be delayed for several months or even years while these trials are conducted. The clinical trials may not show that products we develop are safe and effective. If we are unable to complete the clinical trials necessary to successfully support our regulatory applications, our ability to commercialize our products, business, financial condition, and results of operations would be materially adversely affected.
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
The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. The FDA’s scrutiny of products containing biologic materials may be heightened. Although we anticipate that most of our products under development will be regulated in the U.S. as medical devices, we will use biological materials in the production of several devices. FDA may conclude that some of our products are combinations of devices and biologicals, or may conclude that some of our products are biologics rather than devices, potentially requiring a different and more time consuming premarket clearance mechanism. Use of this biological material in our products may result in heightened scrutiny of such product which may result in further delays in, or obstacles to, obtaining FDA clearance or approval.
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
Our relationships with surgeons, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.
Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We have formed a Medical Advisory Board consisting of an aggregate of over 14 physicians and scientists to assist us with scientific research and development and to help us evaluate technologies. We have also entered into consulting agreements and product development agreements with surgeons, including some who may make referrals to us or order our products after our products are introduced to market. In addition, some of these physicians own our stock, which they purchased in arms’ length transactions on terms identical to those offered to non-surgeons, or received stock options from us as consideration for consulting services performed by them. We also may engage additional physicians on a consulting basis. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties, or prohibit us from accepting referrals from these surgeons. Because our strategy relies on the involvement of physicians who consult with us on the design of our product candidates, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.

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
Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Reforms being implemented or under consideration in the United States include mandated basic healthcare benefits, controls on healthcare spending, increases in insurance premiums and increased out-of-pocket requirements for patients, the creation of large group purchasing organizations that aim to reduce the costs of products that their member hospitals consume, and significant modifications to the healthcare delivery system. We anticipate that the U.S. Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact reform initiatives may have on us.
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
As of December 31, 2010, our directors and executive officers together beneficially owned approximately 29% of our outstanding Common Stock. This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that some of its shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our shares could be adversely affected.
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
As of December 31, 2010, warrants to purchase 6,003,924 shares of our common stock at a weighted average exercise price of $1.21 per share were outstanding and exercisable; options to purchase 8,257,650 shares of common stock were outstanding, of which 6,041,220 were exercisable at a weighted average exercise price of $1.31 per share; and notes convertible into 403,000 shares of common stock at a conversion price of $1.00 per share were outstanding.
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

	High*	Low*
Year Ended December 31, 2010
First Quarter	$1.75	$.75
Second Quarter	1.55	1.00
Third Quarter	1.48	0.99
Fourth Quarter	1.35	0.80
Year Ended December 31, 2009
First Quarter	$4.40	$.40
Second Quarter	.75	.40
Third Quarter	.75	.42
Fourth Quarter	.89	.60

*	Adjusted to reflect the reverse stock split effective on April 2, 2008.
Based upon information supplied from our transfer agent, there were approximately 750 shareholders of record of our Common Stock as of March 15, 2011.
We have not paid any cash dividends on our Common Stock since our formation and do not intend to do so in the future.
To facilitate trading in the Company’s shares, the Board is considering applying for a listing on a national exchange. If the Board does determine to pursue listing on a national exchange, the Company may consider implementing a reverse split of its Common Stock.
Unregistered Sales of Equity Securities and Use of Proceeds
As reported in Note 7 “Common Stock Placements” in our consolidated financial statements as of and for the twelve months ended December 31, 2010, from January 1, 2011, through March 18, 2011, the Company sold an additional 1,088,775 shares of Common Stock and issued an additional 544,388 warrants and received cash proceeds of $1,088,775. See “Notes to Consolidated Financial Statements” for the terms of the Warrants. These sales were made in conjunction with the Company’s most recent private placement which commenced in October 2010 (“October 2010 Private Placement”).
The Company relied on Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described above because they were offered to accredited investors and a limited number of unaccredited investors who purchased for investment in transactions that did not involve a general solicitation.
Form 10-Q for the nine months ended September 30, 2010 filed November 15, 2010 and Form D dated November 29, 2010, also provide information related to unregistered sales of equity securities during the twelve months ended December 31, 2010.
We did not repurchase any shares during the last three months of 2010 and currently have no share repurchase plans or programs.

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
The discussion and analysis of our financial conditions and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview
MiMedx Group, Inc. (“MiMedx Group”) is an integrated developer, manufacturer and marketer of patent-protected biomaterial-based products, headquarted in Marietta, Georgia. We operate in one business segment, Biomaterials. MiMedx Group is emerging from a development-focused start-up company into a fully integrated operating company with the expertise to capitalize on its science and technology and the capacity to generate sales growth and profitability.
Prior to the 4th quarter of 2009, the Company explored business strategies through our three development units, MiMedx, SpineMedica and LeveL Orthopedics. After the sale of the LeveL assets and a thorough review of the strategic direction of the Company, management made the decision in late 2009 to consolidate the organizational structure. Instead of independent development teams and manufacturing locations, we have integrated development teams and all manufacturing has been consolidated into one site. Our Tampa, Florida location focuses on research and early stage product and process development. Our Marietta, Georgia, location, will houses our corporate headquarters and our development and sales teams, as well as all manufacturing and distribution operations.
Our initial business strategy was to identify and acquire innovative new medical products and technologies, focused initially on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We subsequently refined our strategy to specialize in proprietary biomaterial technologies that can be transformed into unique medical devices that fill an unmet or underserved clinical need. Our HydroFix™ hydrogel technology and our CollaFix™ collagen fiber technology are proprietary platforms that can serve as the basis for medical devices in various orthopedic and orthobiologic applications, such as spine, sports medicine, and trauma. We also have identified multiple product opportunities in general surgery, drug delivery, wound management and cardiac markets among others.
Our plan is to focus our internal commercialization efforts relative to our HydroFixTM and CollaFixTM materials on orthopedics and orthobiologic applications. As appropriate, we may partner with large, established companies in the general surgery, drug delivery, wound management, cardiac and other markets. Initial conversations with such external relationships have been initiated, but they will take time to develop.
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
To implement our business plan and generate revenue from other sources, we must develop products and obtain regulatory clearances or approvals for those products in many jurisdictions. In 2010, we received two HydroFix™ CE Marks (European approval). The first was granted in February 2010 and is classified as a post-surgical adhesion inhibiting barrier and is used in specific spine surgeries. We recorded our first revenue for this product in the first quarter of 2010. In December 2010, we received a second CE mark for HydroFix™ Spine Shield for use in contact with the central circulatory system and the central nervous system. There was no revenue recorded in 2010 for this indication due to the fact that it was granted in late December.
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
Goodwill and intangible assets:
Intangible assets include licensing rights and are accounted for based on FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets. In that regard, goodwill is not amortized but is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized using the straight-line method over a period of ten years, the remaining term of the patents underlying the licensing rights (considered to be the remaining useful life of the license). Significant judgments are involved in estimating future cash flows used to support the carrying value of goodwill and indefinite lived intangible assets.
Impairment of long-lived assets:
We evaluate the recoverability of our long-lived assets (finite lived intangible asset and property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount will be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. Factors that may cause long-lived asset impairment include negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
Share-based compensation:
We follow the provisions of FASB Accounting Standards Codification 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R — Share-based Payments which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values. The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option granted. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.

Recently Adopted Accounting Pronouncements
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
In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 to Topic 820 — Fair Value measurements and Disclosures. This update provided requirements of new disclosures of significant transfers and also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques. This updates was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.
In February 2010, the FAST issued ASU 2010-09 to Topic 855 — Subsequent Events, to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Adoption of this update did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued ASU 2010-28 to Topic 350 — Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of this update is not expected to have a material impact on our financial statements.
In December 2010, the FASB issued ASU 2010-29 to Topic 805 — Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We plan to adopt this update for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.

Results of Operations for the year ended December 31, 2010, compared to the 9 months ended December 31, 2009
We are comparing the year ended December 31, 2010 to the nine months ended December 31, 2009 as the Company changed its fiscal year end to December 31 at December 31, 2009. Therefore, 2010 results reflect an inherently longer operating period and is a primary factor in increases in costs when comparing the two periods. Also in 2010, MiMedx emerged from being a development stage company into an operating company as we recorded our first significant revenue, as noted below.
Net Sales
Net sales increased from $800 in 2009 to $789,000 in 2010. Product sales were $544,000 comprised primarily of sales of our HydroFix™ Vaso Shield products in the U.S. and HydroFix™ Spine Shield products outside the U.S. Other revenue included $245,000 for the Qualifying Therapeutic Discovery Project grant from the U.S. Government. Net sales were lower than plan due primarily to delays in regulatory clearances of products in both the HydroFix™ and CollaFix™ product platforms.
Cost of Product Sold
Cost of products sold was $1,720,000 representing the manufacturing of initial product sales and the costs associated with the ramp up of our manufacturing operations including the required quality assurance organization. As of December 31, 2010, we had 9 employees devoted to manufacturing and quality assurance activities. Personnel costs represent approximately 68.5% of total manufacturing and quality assurance spending. Idle facility expense, excessive spoilage, extra freight, and handling costs are included in cost of product sales and are not capitalized into inventories. Allocation of fixed production overheads is based on the normal capacity of production facilities. We anticipate spending in the area of manufacturing and quality assurance to increase in support of production rate increases.
Research and Development Expenses
Research and development expenses during the year ended December 31, 2010, increased approximately $163,000 to $2,753,000 compared to $2,590,000 for the nine months ended December 31, 2009. Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories. As of December 31, 2010, we employed 12 employees devoted to research and development, validation of our manufacturing processes, and the manufacturing of prototype devices. As of December 31, 2009, we had 28 employees devoted to these efforts. Personnel costs represent approximately 54.7% of total research and development expenses during the year ended December 31, 2010 as compared to 55.5% for the nine months ended December 31, 2009. Fees paid to external consultants and supplies and instruments used in our laboratories represent approximately 6.0% and 4.6% , respectively, of research and development expenses during the year ended December 31, 2010 as compared to 32.8% and 11.7% for the nine months ended December 31, 2009. Spending on animal studies increased 75.1% in support of our product release roadmap. We anticipate our spending in the area of research and development in the foreseeable future to continue at comparable current levels as we progress our technologies through additional testing and validation in order to obtain clearance or approval from the FDA to market our technologies.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the year ended December 31, 2010, increased approximately $3,384,000 to $6,848,000 compared to $3,463,000 for the nine months ended December 31, 2009. Included in our selling general and administrative expenses for the nine months ended December 31, 2009, is a $585,000 gain on settlement of accounts payable on expenses recorded in the prior fiscal year. Excluding the gain on settlement of payables our selling, general and administrative expenses increased $2,778,000 compared to the nine months ended December 31, 2009. The increase in selling, general and administrative expenses includes an investment of $1,061,000 in a global sales and distribution organization to support our growth objectives. The spending increase also includes $690,000 in additional share based compensation expense as well as $277,000 in increased depreciation and amortization expense. Selling, General and administrative expenses consist of personnel costs, professional fees, facilities costs and other administrative costs. During the year ended December 31, 2010, salaries and benefits, excluding stock-based compensation, totaled $2,099,000 compared to $1,325,000 for the nine months ended December 31, 2009. The increase primarily relates to the investment in sales and product management personnel whose responsibilities include building a global network of third party sales representatives and distributors as well as the management of our two product platforms. As of December 31, 2010, we employed 11 personnel in our selling, general and administrative organization as compared to 12 as of December 31, 2009.

During the year ended December 31, 2010, we recorded approximately $444,000 in depreciation expense and approximately $668,000 in amortization expense as compared to amounts approximating $338,000 and $497,000, respectively, for the nine months ended December 31, 2009. We depreciate our assets on a straight-line basis, principally over five to seven years and amortize our intangible assets over a period of ten years, which we believe represents the estimated useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Gain on Sale of Assets
During the last three months of 2009, we sold our upper extremities technology, which we referred to as our LeveL Orthopedics development unit, in two separate transactions. In total we received cash proceeds of $360,000 and a $100,000 secured promissory note for these assets, and recognized a gain of approximately $281,000. Additionally, we may receive up to $630,000 in future royalty payments in conjunction with one of the transactions, but due to the contingent nature of the royalty payments we did not recognize these potential payments in calculating our gain on sale. As of December 31, 2010, we have not received any royalty payments related to this transaction. As of December 31, 2010 there is $40,000 in notes receivable included on our balance sheet related to this transaction.
We anticipate spending in the area of general and administrative expenses in the foreseeable future to continue at comparable current levels.
Other Income / (Expense)
In 2010, we recorded $288,000 of financing expense related to four (4) Hybrid Debt Instruments issued at various times in the fourth quarter of 2010. We also recorded approximately $593,000 in interest expense related to the 3% Convertible Notes issued in 2009. (See Footnote 6 in the Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
The Company emerged from being a development stage company in 2010. Planned principal operations have commenced, but the revenue has not been significant enough to fund ongoing operations. The Company’s cash requirements for the twelve months ended December 31, 2010 arose out of general working capital needs. The Company funded its cash requirements primarily through a combination of debt and equity financings with a lesser amount derived from company revenue. As of December 31, 2010, the Company had approximately $1,341,000 of cash and cash equivalents. Through March 15, 2011, the Company received an additional $1,089,000 of proceeds related to sales of its common stock and warrants. On March 18, 2011, the Board approved an agreement between the Company and its CEO whereby the CEO will provide the Company with a line of credit of up to $3.6 million to fund ongoing operating cash requirements. The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs for the next twelve months.
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results. However, inflation could adversely affect our future operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s business is anticipated to be directly dependent on foreign operations as the Company’s sales to customers outside the U.S. become significant. A portion of the Company’s total revenue are anticipated to be dependent on selling to distributors outside the U.S., some of which will be invoiced in foreign currencies, primarily the EURO. There is also risk related to the changes in foreign currency exchange rates as it relates to sales operating expenses paid in EUROs. We are currently considering taking affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates as revenue continues to increase. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rates fluctuations relative to the U.S. Dollar over the next six months.
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

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	41

Consolidated Balance Sheets — As of December 31, 2010, and December 31, 2009	42

Consolidated Statements of Operations — For the year ended December 31, 2010, and the nine months ended December 31, 2009	43

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) — For the year ended December 31, 2010, and the nine months ended December 31, 2009	45

Consolidated Statements of Cash Flows — For the year ended December 31, 2010, and the nine months ended December 31, 2009	44

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm
Board of Directors
MiMedx Group, Inc.
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010, and for the nine months ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 and for the nine months ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P
Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 31, 2011

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,340,922	$2,653,537
Accounts receivable, net	162,376	—
Inventory	111,554	30,920
Prepaid expenses and other current assets	90,946	121,277

Total current assets	1,705,798	2,805,734

Property and equipment, net of accumulated depreciation of $1,392,704 and $948,445, respectively	756,956	1,049,597
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $2,132,606 and $1,464,674, respectively	3,929,394	4,597,326
Deferred financing costs	—	192,627
Deposits and other long term assets	102,500	189,202

Total assets	$7,352,245	$9,692,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$848,285	$629,349
Short-term convertible notes, plus accrued interest of $3,432	403,432	—

Total current liabilities	1,251,717	629,349

Long-term convertible debt, face value $3,472,000, less unamortized discount of $550,748 and including accrued interest of $69,604	—	2,990,856

Total liabilities	1,251,717	3,620,205

Commitments and contingency (Note 14)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $ .001 par value; 100,000,000 shares authorized; 64,331,910 and 50,002,887 shares issued and outstanding, respectively	64,382	50,003
Additional paid-in capital	57,888,506	46,454,482
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(51,827,360)	(40,407,607)

Total stockholders’ equity	6,100,528	6,071,878

Total liabilities and stockholders’ equity	$7,352,245	$9,692,083

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2010	2009
REVENUES:
Net sales	$544,155	$800
Grant Revenue	244,719	$—

Total revenue	788,874	800

OPERATING COSTS AND EXPENSES:

Cost of products sold	1,720,063	240
Research and development expenses	2,753,331	2,590,227
Selling, General and Administrative expenses	6,848,135	3,463,303
Gain on sale of assets	—	(280,868)

LOSS FROM OPERATIONS	(10,532,655)	(5,772,102)

OTHER INCOME (EXPENSE)
Financing expense associated with issuance of common stock for registration rights waivers	—	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	(287,449)	(975,833)
Interest (expense) income, net	(599,649)	(242,634)

LOSS BEFORE INCOME TAXES	(11,419,753)	(8,295,669)
Income taxes	—	—

NET LOSS	(11,419,753)	(8,295,669)

Net loss per common share
Basic and diluted	$(0.19)	$(0.20)

Shares used in computing net loss per common share
Basic and diluted	59,138,357	41,365,513

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,419,753)	$(8,295,669)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	—	(584,969)
(Gain)/loss on sale of assets	—	(280,868)
Depreciation	444,259	337,909
Amortization of intangible assets	667,932	497,211
Amortization of debt discount and deferred financing costs	599,001	169,739
Employee share-based compensation expense	996,307	363,457
Other share-based compensation expense	174,354	117,689
Financing expense associated with issuance of common stock for waivers of registration rights	—	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	287,448	975,833
Modifications of options and purchase of treasury stock	—	48,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(162,376)	—
Inventory	(80,634)	(30,920)
Prepaid expenses and other current assets	30,331	21,676
Other assets	86,702	—
Accounts payable and accrued expenses	218,936	(240,468)

Net cash flows from operating activities	(8,157,494)	(5,596,280)

Cash flows from investing activities:
Purchase of equipment	(151,617)	(11,610)
Proceeds from sale of assets	—	360,250
Cash paid in conjunction with sales of assets	—	(86,332)

Net cash flows from investing activities	(151,617)	262,308

Cash flows from financing activities:
Proceeds from convertible debt offering	—	3,472,000
Proceeds from bridge loan	500,000	—
Proceeds from convertible promissory note	—	500,000
Repayment of convertible promissory note	—	(500,000)
Proceeds from sale of common stock and warrants and common stock with registration rights, net	3,122,020	4,618,719
Proceeds from exercise of stock options	155,126	2
Net proceeds from exercise of warrants	3,219,349	—
Offering costs paid in connection with convertible debt offering	—	(138,040)

Net cash flows from financing activities	6,996,495	7,952,681

Net change in cash	(1,312,615)	2,618,709

Cash, beginning of period	2,653,537	34,828

Cash, end of period	$1,340,922	$2,653,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,330	$4,745

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
During the year ended December 31, 2010:
*	the Company issued 500,000 warrants in conjunction with the issuance of Hybrid Debt instruments valued at $141,974.
*	the Company recognized a beneficial conversion feature valued at $145,474 related to the Hybrid Debt instruments.
*	the Company recognized the amortization of debt discount and deferred financing costs related to the conversion of convertible debt in the amount of $599,001.
During the nine months ended December 31, 2009:
*	the Company recognized amortization of a debt discount and deferred interest of $169,739 in conjunction with our convertible debt offering.
*	the Company issued 315,520 warrants to purchase common stock, valued at $98,574
*
the Company issued 100,000 shares valued at $42,000 for costs associated with its private placement sale of common stock and warrants, 162,750 shares valued at $81,375 for accrued directors fees, and 187,644 shares valued at $93,822 for accrued executive compensation.

*
the Company reclassified 1,905,000 shares with registration rights valued at $3,761,250 to equity as the result of the termination of such rights, and issued 2,490,000 shares valued at $1,305,100 as settlement of the waived rights (Note7).

*	the Company issued 100,000 shares of common stock valued at $71,000 for intellectual property upon achieving certain milestones (Note 5).
*	the Company issued 975,833 warrants valued at $975,833 in conjuction with a convertible promissory note.
*	the Company received a $100,000 3% Secured Promissory Note in conjunction with its sale of intellectual property (Note 5)
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balances, March 31, 2009	37,339,628	37,340	34,230,824	—	(32,111,938)	2,156,226

Employee share-based compensation expense	—	—	363,457	—	—	363,457

Other share-based compensation expense	—	—	117,689	—	—	117,689

Beneficial conversion feature recognized on convertible debt	—	—	676,500	—	—	676,500

Warrants issued to placement agents in conjunction with convertible debt	—	—	98,574	—	—	98,574

Exercise of stock options	20,000	20	(18)	—	—	2

Common stock issued for waivers of registration rights	2,490,000	2,490	1,302,610	—	—	1,305,100

Reclassification of common stock with registration rights	1,905,000	1,905	3,759,345	—	—	3,761,250

Common stock issued for accrued directors fees	162,750	163	81,212	—	—	81,375

Common stock issued for accrued executive compensation	187,644	187	93,635	—	—	93,822

Common Stock issued in connection with purchase of license agreement	100,000	100	70,900	—	—	71,000

Sale of common stock and warrants (net of $42,000 of offering costs)	7,697,865	7,698	4,569,021	—	—	4,576,719

Common stock issued for services in conjunction with private placement	100,000	100	41,900	—	—	42,000

Warrants issued in conjunction with convertible promissory note	—	—	975,833	—	—	975,833

Modification of stock options and purchase of treasury stock	—	—	73,000	(25,000)	—	48,000

Net loss for the period	—	—	—	—	(8,295,669)	(8,295,669)

Balances, December 31, 2009	50,002,887	$50,003	$46,454,482	$(25,000)	$(40,407,607)	$6,071,878

Employee share-based compensation expense	—	—	996,307	—	—	996,307

Other share-based compensation expense	—	—	174,354	—	—	174,354

Beneficial conversion feature recognized on convertible debt	—	—	287,448	—	—	287,448

Sale of common stock and warrants (net of $67,980 of offering costs)	3,713,433	3,713	3,118,307	—	—	3,122,020

Exercise of stock options	210,250	211	154,915	—	—	155,126

Exercise of warrants	3,219,348	3,219	3,216,130	—	—	3,219,349

Shares issued in conjunction with conversion of convertible debt	7,235,992	7,236	3,486,563	—	—	3,493,799

Net loss for the year	—	—	—	—	(11,419,753)	(11,419,753)

Balances, December 31, 2010	64,381,910	$64,382	$57,888,506	$(25,000)	$(51,827,360)	$6,100,528

See notes to consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
1.	Formation and nature of business:
Nature of business:
Prior to the fiscal year ended December 31, 2010 MiMedx was considered a Development Stage Enterprise.
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
On March 31, 2008, MiMedx Group, Inc., a Florida Corporation, and Alynx merged. As a result of this transaction, MiMedx Group, Inc. became the surviving corporation. The “Company” refers to MiMedx Group, Inc. which is comprised of its two operating subsidiaries: MiMedx and SpineMedica, LLC.
MiMedx acquired a license for the use, adoption and development of certain core technologies developed at the Shriners Hospital for Children and the University of South Florida Research Foundation. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. The development of the licensed technologies requires continued research and development and, ultimately, the approval of the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory authorities in order for the Company to be able to generate revenue from the sale of its products. This process is expected to take at least six months to one year, and there can be no assurance that the Company will be successful in its efforts to commercialize the licensed technology.
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

2.	Significant accounting policies:
Fiscal year:
The current fiscal year is for the twelve months ended December 31, 2010. The prior year reported financials were for the nine months ended December 31, 2009 due to a change in fiscal year from March to December in 2009. The result of this change is that our reporting period for the current fiscal year is compared to the nine months ended December 31, 2009. The comparable amounts for the twelve months ended December 31, 2010 and 2009 (unaudited), respectively, are as follows:

	Year ended December 31,
	2010	2009
Revenues	$788,874	$800
Loss from operations	(10,532,658)	(9,229,749)
Loss before income tax	(11,419,756)	(11,167,653)
Income tax	—	—

Net loss	(11,419,756)	(11,167,653)

Net loss per common share	$(0.19)	$(0.28)
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Principles of consolidation:
The financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx and, SpineMedica. All significant inter-company balances and transactions have been eliminated.
Concentrations of credit risk:
The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In October and November 2008 the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The increased coverage is scheduled to expire on December 31, 2013, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2010, the Company had cash and cash equivalents of approximately $1,341,000 which exceeds these insured amounts.
Cash and cash equivalents:
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay. As of December 31, 2010, the Company has $21,600 in the allowance for doubtful accounts. Actual customer collections could differ from estimates.

Inventories:
Inventories at December 31, 2010 are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Idle facility expense, excessive spoilage, extra freight, and handling costs are expensed, as necessary, in cost of sales and are not capitalized into inventories. Allocation of fixed production overheads is based on the normal capacity of production facilities.
Goodwill and intangible assets:
Goodwill is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized using the straight-line method over a period of 10 years, the estimated term of the patents underlying the licensing rights and intellectual property. The estimated remaining useful life of the assets is approximately seven more years.
Property and equipment:
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful lives or the life of the lease.
Impairment of long-lived assets:
The Company evaluates the recoverability of its long-lived assets (finite lived intangible assets and property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There has been no impairment losses in the periods presented.
Revenue Recognition:
The Company sells its products primarily through a combination of independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
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
Share-based compensation:
The Company follows the provisions of ASC topic 718 “Compensation — Stock compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants). All awards are amortized on a straight-line basis over their vesting terms into Selling, General and Administrative Expenses in the consolidated Statements of Operations.
Fair value of financial instruments:
The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our short term convertible debt approximates $403,000 which represents the face value and accrued but unpaid interest at December 31, 2010.
Net loss per share
Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period.
For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants, convertible debt and preferred stock would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share for the fiscal year ended December 31, 2010 and the nine months ended December 31, 2009:

	Year ended	Nine Months ended
	December 31,	December 31,
	2010	2009

Net loss	$(11,419,753)	$(8,295,669)
Denominator for basic earnings per share — weighted average shares	59,138,357	41,365,513
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	59,138,357	41,365,513

Loss per common share — basic and diluted	$(0.19)	$(0.20)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

		Nine Months
	Year ended	ended
	December 31,	December 31,
	2010	2009

Outstanding Stock Options	8,257,650	6,182,500

Outstanding Warrants	6,003,924	6,991,371

Convertible Debt	403,432	6,944,000

	14,661,574	20,117,871

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
In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-06 to Topic 820 — Fair Value measurements and Disclosures. This update provided requirements of new disclosures of significant transfers and also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques. This updates was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.
In February 2010, the FAST issued ASU 2010-09 to Topic 855 — Subsequent Events, to amend certain recognition and disclosure requirements related to subsequent events. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This update also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. Adoption of this update did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2010, the FASB issued ASU 2010-28 to Topic 350 — Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of this update is not expected to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29 to Topic 805 — Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We plan to adopt this update for all acquisitions completed beginning in 2011 and provide the appropriate disclosures.
3.	Liquidity and management’s plans:
The Company emerged from being a development stage company in 2010. Planned principal operations have commenced, but the revenue has not been significant enough to fund ongoing operations. The Company’s cash requirements for the twelve months ended December 31, 2010 arose out of general working capital needs. The Company funded its cash requirements primarily through a combination of debt and equity financings with a lesser amount derived from company revenue. As of December 31, 2010, the Company had approximately $1,341,000 of cash and cash equivalents. Through March 15, 2011, the Company received an additional $1,089,000 of proceeds related to sales of its common stock and warrants. On March 18, 2011, the Board approved an agreement between the Company and its CEO whereby the CEO will provide the Company with a line of credit of up to $3.6 million to fund ongoing operating cash requirements. The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs for the next twelve months.
4.	Property and equipment:
Property and equipment consist of the following at:

	December 31,
	2010	2009
Leasehold improvements	$793,900	$793,899

Furniture and equipment	1,355,760	1,204,143

	2,149,660	1,998,042
Less accumulated depreciation	(1,392,704)	(948,445)

	$756,956	$1,049,597

5.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

		December 31, 2010			December 31, 2009
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
License-Shriners Hsp for Children & USF Research	10 years	$996,000	(388,433)	607,567	$996,000	$(288,833)	$707,167
License — SaluMedica LLC Spine Repair	10 years	2,399,000	(1,017,557)	1,381,443	2,399,000	(721,541)	1,677,459
License — Polyvinyl Alco holCryogel	10 years	2,667,000	(726,616)	1,940,384	2,667,000	(454,300)	2,212,700

Total intangible assets		$6,062,000	$(2,132,606)	$3,929,394	$6,062,000	$(1,464,674)	$4,597,326

(a)
On January 29, 2007, the Company acquired a license from Shriner’s Hospitals for Children and University of South Florida Research Foundation, Inc. which is further discussed in Note 1. The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date). Within thirty days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor. This amount is not recorded as a liability as of December 31, 2009 or 2010, based on its contingent nature. The Company will also be required to pay a royalty of 3% on all commercial sales revenue of the licensed products.

(b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp.

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales. On December 31, 2009 the Company completed the sale of its first commercial product and met its first milestone under this agreement. As a result the Company issued 100,000 shares of common stock to the licensor valued at $71,000. At December 31, 2009 or 2010, there are no additional amounts accrued for this obligation due to its contingent nature.

Expected future amortization of intangible assets is as follows:

12-month period ended December 31,
2011	$667,932
2012	667,932
2013	667,932
2014	667,932
2015	561,694
Thereafter	695,971

$3,929,394

6.	Debt:
3% Convertible Senior Secured Promissory Notes:
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
In conjunction with the offering, the Company incurred a placement fee of $138,040 and issued 315,520 common stock warrants to the placement agents at an exercise price of $.50 per share. The warrants expire in five years. The fair value of the warrants was determined to be $98,574 using the Black-Scholes-Merton valuation technique. The total direct costs of $236,614 are recorded as deferred financing costs and are being amortized over the term of the Senior Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.
On March 31, 2010, the Company elected to exercise its right to convert the outstanding Note Payable amount, including accrued interest, of $3,532,361 into common stock of the Company at a conversion price of $0.50 per share, resulting in the issuance of 7,064,721 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the Note whereby as of March 30, 2010, the trading price of the Common Stock closed at not less than $1.50 per share for not less than 20 consecutive trading days prior to the Maturity Date. Prior to this event, certain individuals had voluntarily elected to convert their Notes, valued at $35,000 with accrued interest of $196 into Common Stock resulting in the issuance of 70,393 shares of common stock. As a result of the Company’s election to convert the remaining Notes, the Company was required immediately to recognize the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense in the statement of operations for the three months ended March 31, 2010. Additionally, the $174,739 in unamortized deferred financing costs were charged against additional paid in capital.
Hybrid Debt Instrument
In October 2010, the Company and its Chairman of the Board and CEO as well as two other company directors entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.

Under the terms of the Subscription Agreement, the Chairman & CEO has agreed to advance the Company $400,000, comprised of a $150,000 Note dated October 20, 2010 and a $250,000 Note dated November 4, 2010, and the two company directors have agreed to advance $50,000 each to fund its working capital needs. Such indebtedness is evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 31, 2010, and, at the option of the holder, is convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 10, 2010, or, if there are no such sales, $1.00 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued one Warrant for the number of shares of common stock of the Company by dividing the aggregate amount of the advances by the Conversion Price resulting in 500,000 warrants being issued. The exercise price of the Warrant is the Conversion Price.
The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.
According to GAAP, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount of the warrants and beneficial conversion feature totaled $287,449 which has been recorded as a debt discount that will be charged to interest expense over the life of the convertible note.
The fair value of the Warrant was determined based upon the Black-Scholes-Merton pricing model using the following underlying assumptions:

	October 20	October 21	November 4
Term	3 Years	3 Years	3 Years
Volatility	58.75%	58.77%	58.31%
Interest Rate	1.11%	1.15%	1.04%
As of December 31, 2010 the holders of the two (2) notes with an initial face value of $50,000 each exercised the conversion option. The holder of the other two (2) notes agreed to extend the term of the notes until February 28, 2011, at which time the holder exercised the conversion option.
7.	Common Stock Placements:
February 2009 Private Placement
In February 2009, the Company commenced a private placement of up to 15,000,000 shares of common stock at $1.00 per share. In February and March 2009 the Company sold 525,000 shares of common stock for total proceeds of $525,000.
The Company entered into a Registration Rights Agreement with respect to the new shares that requires the Company to among other things, (i) file a Registration Statement within 90 days from the closing of the November 2008 Private Placement; and (ii) make required filings under the Securities Act of 1933 and the Securities and Exchange Act of 1934. It also provides for (i) achieving and maintaining effectiveness of the registration statement; and (ii) listing the shares on any exchange on which the Company’s shares are then listed and maintain the listing; each on a best-efforts basis. The Registration Rights Agreement does not provide for an alternative or contain a penalty in the event the Company is unable to fulfill its requirements. As a result of the obligation to file a Registration Statement within a specified period, which is presumed not to be within the Company’s control, the Company was required to classify the common stock outside of stockholders’ equity as common stock with registration rights. The Company recorded the stock at its per share selling price, which exceeded the then per share trading price of the Company’s common stock.

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
October 2009 Private Placement
In October 2009, the Company commenced a private placement to sell common stock and warrants. From October 30, 2009, through December 31, 2009, the Company sold 7,697,865 shares of common stock at a price of $.60 per share and received proceeds of $4,618,720. Under the terms of the offering, for every two shares of common stock purchased, the investor received a 5-year warrant to purchase one share of common stock for $1.50 (a “Warrant”). Through December 31, 2009, the Company issued a total of 3,848,933 warrants. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.
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

October 2010 Private Placement
In October 2010, the Company commenced a private placement to sell common stock and warrants. From October 30, 2010, through December 31, 2010, the Company sold 2,405,000 shares of common stock at a price of $1.00 per share and received proceeds of $2,337,020 net of $67,980 in offering costs. Under the terms of the offering, the investor received 5-year warrants to purchase the common stock of the Company. The terms of the warrant, (the “Callable Warrant”) are that for every two shares of common stock purchased, the holder is issued a 5-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. The Callable Warrant does not carry registration rights and is callable by the Company at any time after the issuance if the closing sale price of the Stock exceeds $1.75 for fifteen (15) or more consecutive trading days. Upon written notice, the Company may redeem the Callable Warrant at a price of $0.01 per share.
The contingent warrants have been issued to each investor and will become exercisable provided certain conditions are met. The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “First Measurement Date”) the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days.
The Second Contingent Warrant, (the “Second Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, do not equal or exceed $31,150,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “Second Measurement Date”) the closing trading price of the Stock is at least $1.75 per share for ten or more consecutive trading days.
The contingent warrants have not been included in our earnings per share calculation per the guidance in ASC 260-10-45-13 Earnings per share: Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding which states that shares issuable for little or no cash consideration upon the satisfaction of certain conditions (contingently issuable shares) shall be considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent).
Through December 31, 2010, the Company issued a total of 2,405,000 warrants. From January 1, 2011, through March 18, 2011, the Company sold an additional 1,088,775 shares of common stock and issued an additional 1,212,775 warrants and received proceeds of $1,088,775. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.
In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.
8.	Stockholders’ equity:
Stock incentive plan:
The Company has three share-based compensation plans, the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2010 totaled 936,250 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 8,500,000 at December 31, 2010.

Activity with respect to the stock options is summarized as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding at March 31, 2009	4,301,250	$1.60
Granted	2,312,500	$0.60
Exercised	(20,000)	$0.0001
Forfeited or cancelled	(411,250)	$3.68

Outstanding at December 31, 2009	6,182,500	$1.10	6.0	$307,535

Vested or expected to vest at December 31, 2009	3,662,082	$1.35

Outstanding at January 1, 2010	6,182,500	$1.10
Granted	2,385,400	$1.40
Exercised	(210,250)	$0.74
Forfeited or cancelled	(100,000)	$0.88

Outstanding at December 31, 2010	8,257,650	$1.20	6.3	$2,833,198

Vested or expected to vest at December 31, 2010	5,577,863	$1.22	5.3	$2,015,963
The intrinsic value of options exercised during the year ended December 31, 2010 was approximately $93,713.
Following is a summary of stock options outstanding and exercisable at December 31, 2010:

				Options
	Options Outstanding			Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	outstanding	Term	Exercise Price	Exercisable	Exercise Price
		(in years)
$0.0001 – $0.50	903,500	3.7	$0.49	562,306	$0.48
$0.65 – $1.00	3,472,500	6.3	$0.80	2,824,148	$0.82
$1.04 – $1.80	3,131,650	8.1	$1.55	1,441,409	$1.69
$2.40	750,000	1.8	$2.40	750,000	$2.40

	8,257,650	6.3	$1.20	5,577,863	$1.22

A summary of the status of the Company’s unvested stock options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted-
		Average
	Number of	Grant Date
Unvested Stock Options	Shares	Fair Value
Unvested at January 1, 2010	2,520,418	$0.50
Granted	2,385,400	$1.09
Cancelled/expired	(100,000)	$0.52
Vested	(2,126,031)	$0.60

Unvested at December 31, 2010	2,679,787	$0.87

Total unrecognized compensation expense at December 31, 2010 was approximately $2,440,023 and will be charged to expense through December 2015.
The fair value of the options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The term for non-employee options is generally based upon the contractual term of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended	Nine Months ended
	December 3 1,	December 3 1,
	2010	2009
Expected volatility	57.9–60.2%	112.06–140.74%
Expected life (in years)	6	3.5 to 6
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.15% – 2.75%	1.54% – 2.53%
The weighted-average grant date fair value for options granted during the year ended December 31, 2010 was approximately $1.09.
Warrants:
The Company grants common stock warrants in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company and as additional compensation to consultants and advisors. The warrants are granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances. The warrants have been issued for terms of five years.

Common Stock warrants issued, redeemed and outstanding during the years ended December 31, 2010 and the nine months ended December 31, 2009 are as follows:

		Weighted-		Average
		Average		Exercise
		Exercise	Number of	Price per
	Number of	Price per	Contingent	Contingent
	Warrants	Warrant	Warrants	Warrant
Warrants outstanding at March 31, 2009	1,160,251	$0.91	—	$—
Issued in connection with private placement of common stock	315,520	$0.50	—	$—
Issued in connection with related party convertible promissory	1,666,667	$0.60	—	$—
Issued in connection with private placement of common stock	3,848,933	$1.50	—	$—

Warrents outstanding at December 31, 2009	6,991,371	$1.17	—	$—

Issued in connection with private placement of common stock	1,856,662	$1.50	1,202,500	$1.50
Issued in connection with convertible promissory notes	550,490	$1.05	50,490	$1.50
Expired warrants	(175,251)	$1.80	—	$—
Exercised in connection with private placement of common stock	(3,219,348)	$1.00	—	$—

Warrants outstanding at December 31, 2010	6,003,924	$1.21	1,252,990	$1.50

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased ; or
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
All of our warrants are classified as equity as of December 31, 2009 and 2010.
In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of December 31, 2010 was 6,003,924. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.

9.	Income taxes:
Significant items comprising the Company’s deferred tax assets and liabilities are as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
Deferred tax assets:
Share-based compensation expense	$66,000	$733,000
Furniture, software and equipment	283,000	283,000
Accrued expenses	67,000	20,000
Net operating loss carryforward	14,836,000	11,358,000

	15,252,000	12,394,000

Deferred tax liabilities:
Intangible assets	(78,000)	(78,000)

Net deferred tax assets	15,174,000	12,316,000
Valuation allowance	(15,174,000)	(12,316,000)

	$—	$—

The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows for the periods ended December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.96%	3.96%
Permanent differences	-3.44%	-12.00%
Valuation allowance	-34.52%	-25.96%

	—%	—%

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $39,083,000 at December 31, 2010 and $29,900,000 at December 31, 2009. The loss carry forwards expire in 2029. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.
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

11.	Termination of agreement:
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
12.	Related party transactions:
Related party expense:
The Company incurred expenses of approximately, $5,188 during the year ended December 31, 2010 and $71,000 during the nine months ended December 31, 2009 related to administrative expenses provided by an entity owned by the current Chairman of the Board.
The Company incurred expenses of approximately $5,175 during the year ended December 31, 2010 and $20,000 during the nine months ended December 31, 2009 related to aircraft use from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
The Company incurred expenses of approximately $64,238 during the year ended December 31, 2010 and $11,000 during the nine months ended December 31, 2009 related to the lease of office space from an entity owned by the former Chairman of the Board and current member of the Board of Directors.
All the above related party expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.
13.	401k Plan:
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed 3 months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $16,500 per year (annual limit for 2010). Employees age 50 or over in 2010 may make additional pre-tax contributions up to $5,000 above and beyond normal plan and legal limits. Annually, the Company may elect to match employee contributions up to 3% of the employee’s compensation. Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2010 and the nine months ended December 31, 2009.

14.	Commitments:
Contractual Arrangements
The Company has entered into operating lease agreements for facility space and equipment. In addition, the Company has minimum royalty payments due in conjunction with one of its licenses. The estimated annual lease and royalty expense is as follows:

12-month period ended December 31,
2011	$236,844
2012	179,540
Thereafter	—

$416,384

Rent expense on all operating leases for the year ended December 31, 2010, and the nine months ended December 31, 2009 was approximately $244,598 and $212,000, respectively.
15.	Subsequent Events
Acquisition of Surgical Biologics LLC
On December 21, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia, whose primary business is in the development of tissue processing techniques for creating implants for a variety of surgical indications from amnion membranes. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding equity interests in Surgical Biologics. Following the closing, Surgical Biologics will operate as a wholly owned subsidiary of the Company. The transaction closed on January 5, 2011.
The Merger Agreement provides, among other things, for initial merger consideration consisting of MiMedx common stock, debt and cash as follows:
•	$5,200,000 of MiMedx common stock; plus
•	$500,000 in cash (subject to adjustment for any shortfall in Surgical Biologics’ working capital from the agreed amount, Surgical Biologics’ debt in excess of the amount agreed to be assumed and Surgical Biologics’ transaction costs); plus
•	Convertible Secured Promissory Notes in the aggregate principal sum of $1,250,000, which will bear interest at the annual rate of 4% and will be payable in full 18 months after Closing, subject to certain offset rights in favor of the Company. The Notes may be prepaid at any time without penalty on 30 days’ written notice to the holders. The Notes will be secured by a first lien security interest in the intellectual property (consisting of patents, patent applications and trade secrets) acquired from Surgical Biologics in the transaction. No other intellectual property or assets of MiMedx will be pledged to secure the Notes. The Notes will be convertible at any time at the option of the holder into shares of MiMedx common stock at a conversion price equal to $1 per share (the “Conversion Price”). The Notes will be convertible at the option of MiMedx if the closing trading price of MiMedx common stock equals or exceeds 175% of the Conversion Price ($1.75) for any 20 consecutive trading days; plus
•	Debt assumed in the transaction of approximately $183,000.

In addition, the Merger Agreement provides for contingent consideration payable in MiMedx Common Stock as follows:
•	An amount equal to 60% of the excess of MiMedx’s gross revenue (net of returns and allowances) (“Gross Revenue”) in calendar year 2011 from sales of all Surgical Biologics’ products over Surgical Biologics’ Gross Revenue from sales of such products in calendar year 2010. For purposes of the calculation (i) Gross Revenue is reduced or increased to the extent the 2011 cost of goods sold for Surgical Biologics’ current product line exceeds or is less than certain agreed parameters, and (ii) Gross Revenue from any new product that incorporates both a placenta derived tissue product of Surgical Biologics and a proprietary product or process of MiMedx is reduced by 50%. The contingent payment is reduced by the cost of any required FDA clearances or approvals for the sale of Surgical Biologics’ current product line.
•	An amount equal to 30% of the excess of MiMedx’ Gross Revenue in calendar year 2012 from sales of all Surgical Biologics’ products over Surgical Biologics’ Gross Revenue from sales of such products in calendar year 2011. For purposes of the calculation, (i) Gross Revenue is reduced or increased to the extent the 2012 cost of goods sold for Surgical Biologics’ current product line exceeds or is less than certain agreed parameters and (ii) Gross Revenue from any new product that incorporates both a placenta derived tissue product of Surgical Biologics and a proprietary product or process of MiMedx is reduced by 50%. The contingent payment is reduced by the cost of any required FDA clearances or approvals for the sale of Surgical Biologics’ current product line.
•	For purposes of the contingent consideration, MiMedx shares are valued at the average closing trading price of MiMedx common stock for the 20 consecutive trading days immediately preceding the date that is one day prior to the date MiMedx’ Form 10-K is filed with the SEC for the applicable year. Contingent consideration is payable 30 days after MiMedx files its Form 10-K for the applicable year.
In addition, the Merger Agreement provides for certain indemnification protections for the Company, secured by the deposit into escrow of 525,000 shares of MiMedx common stock for a two year period, and offset rights against 50% of the principal amount of the Convertible Secured Promissory Note and all of the contingent payments. The limitation period for indemnity claims is generally two years with certain exceptions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.
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
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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
We have adopted our “Code of Business Conduct and Ethics” and a copy is posted on our website at http://mimedx.com/governance.aspx . In the event that we amend any of the provisions of this Code of Business Conduct and Ethics that require disclosure under applicable law, SEC rules or listing standards, we intend to disclose such amendment on our website.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules
None
(3)	Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified.
(b)	Exhibits

Exhibit
Number		Description

2.1	#
Agreement and Plan of Merger is entered into as of the 22nd day of December, 2010 by and among MiMedx Group, Inc., MP Holdings Acquisition Sub, LLC, ORCI Acquisition Sub, LLC, Membrane Products Holdings, LLC, Onramp Capital Investments, LLC, each of the OnRamp Members (as defined therein); John R. Daniel, in his capacity as the representative of the Members and Surgical Biologics, LLC (Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

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

10.8	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
10.9	(1) *	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.10	(1) *	Declaration of Amendment to MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.11	(1) *	Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.12	(1) *	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.13	(1)	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement
10.23	(1)	Lease between MiMedx, Inc. and University of South Florida Research Foundation, Incorporated dated March 6, 2007
10.32	(1)	Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007
10.33	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 12, 2005
10.34	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp. dated August 12, 2005
10.35	(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.36	(1)	First Amendment Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.37	(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp dated August 13, 2007
10.38	(1)	Acknowledgement of Georgia Tech Research Corporation dated August 12, 2005
10.39	(1)	License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated March 5, 1998
10.40	(1)	First Amendment to License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated November 18, 1998
10.41	(1)	Second Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC (f/k/a Restore Therapeutics, Inc.) dated February 28, 2005
10.42	(1)	Third Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC dated August 12, 2005

Exhibit
Number		Description

10.43	(1)	Assignment of Invention and Non-Provisional Patent Application from David N. Ku to SpineMedica Corp. dated August 11, 2005
10.44	(1)	Assignment of Invention and Non-Provisional Patent Application from SaluMedica, LLC to SaluMedica, LLC dated August 12, 2005
10.45	(1)	Form of SpineMedica, Corp. Employee Proprietary Information and Inventions Assignment Agreement
10.46	(1)	Purchase Agreement between SpineMedica Corp. and SaluMedica, LLC dated March 12, 2007
10.47	(1)	Letter Agreement between MiMedx, Inc. and SaluMedica, LLC dated June 26, 2007
10.54	(3)	Investment Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.55	(3)	Technology License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.56	(3)	Trademark License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.65	(5)	Form of Indemnification Agreement
10.66	(5)*	Declaration of Amendment to Alynx, Co. Assumed 2006 Stock Incentive Plan (formerly the MiMedx, Inc. 2006 Stock Incentive Plan)
10.67	(6)*	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.68	(7)*	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.69	(7)*	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.71	(8)	Form of Subscription Agreement
10.72	(8)	Form of 3% Convertible Senior Secured Promissory Note
10.73	(8)	Form of Security and Intercreditor Agreement
10.74	(9)	Sale and Purchase Agreement with UPex Holdings, LLC
10.76	(10)	Subscription Agreement 5% Convertible Promissory Note
10.77	(10)	5% Convertible Promissory Note
10.78	(10)	Warrant to Purchase Common Stock
10.79	(10)	Right of First Refusal Agreement between MiMedx Group, Inc., and Matthew J. Miller
10.82	(11)	Form of Subscription and Stock Purchase Agreement Accredited Investor
10.83	(11)	Form of Subscription and Stock Purchase Agreement Unaccredited Investor
10.84	(11)	Form of Registration Rights Agreement
10.85	(11)	Form of Warrant to Purchase Common Stock
10.86	(12)	Form of Subscription Agreement 5% Convertible Promissory Note
10.87	(12)	Form of 5% Convertible Promissory Note
10.88	(12)	Form of Warrant to Purchase Common Stock
10.89	#	Revolving Secured Line of Credit Agreement
21.1	#	Subsidiaries of MiMedx Group, Inc.
23.1	#	Consent of Independent Registered Public Accounting Firm
31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	(13)
The audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 for Surgical Biologics, LLC, including the notes to such financial statements and the report of the independent auditor thereon.

Notes

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith
All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed February 8, 2008

(2)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 2, 2008

(3)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 4, 2008

(4)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 10-K filed June 27, 2008

(5)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K filed July 15, 2008

(6)	Incorporated by reference to exhibit 10.4 filed with the Registrant’s Form S-8 filed August 29, 2008

(7)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K on September 4, 2008

(8)	Exhibits 10.71, 10.72, and 10.73 are incorporated by reference to Exhibits 10.1, 10.2, and 10.3, respectively, to the Registrant’s Form 8-K filed May 5, 2009

(9)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 22, 2009

(10)	Exhibits 10.76, 10.77, 10.78, 10.79 are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Registrant’s Form 8-K filed September 28, 2009

(11)	Exhibits 10.82, 10.83, 10.84, and 10.85 are incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, to the Registrant’s Form 8-K filed January 7, 2010

(12)	Exhibits 10.86, 10.87 and 10.88 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Registrants Form 8-K filed October 25, 2010.

(13)	Exhibit 99.1 is hereby incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed March 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2011	MIMEDX GROUP, INC.
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit Parker H. Petit	Chief Executive Officer (principal executive officer)	March 31, 2011

/s/: Michael J. Senken Michael J. Senken	Chief Financial Officer (principal financial and accounting officer)	March 31, 2011

/s/: Steve Gorlin Steve Gorlin	Director	March 31, 2011

/s/: Kurt M. Eichler Kurt M. Eichler	Director	March 31, 2011

/s/: Charles E. Koob Charles E. Koob	Director	March 31, 2011

/s/: Larry W. Papasan Larry W. Papasan	Director	March 31, 2011

/s/: A. Kreamer Rooke, Jr. A. Kreamer Rooke, Jr.	Director	March 31, 2011

/s/: Joseph G. Bleser Joseph G. Bleser	Director	March 31, 2011

/s/: J. Terry Dewberry J. Terry Dewberry	Director	March 31, 2011

/s/: Bruce Hack Bruce Hack	Director	March 31, 2011