Form 10-K/A
period 2010-12-31
MIMEDX GROUP, INC.
filed 2011-05-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
There were 71,791,349 shares of Common Stock outstanding as of April 15, 2011.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No.1”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “2010 Form 10-K”). The primary purpose of the Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2010 Form 10-K, which we originally intended to incorporate by reference from our 2010 definitive proxy statement. On the cover page of this Amendment No.1, we have also corrected the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Change”).
This Amendment No. 1 also amends the Balance Sheet to correct the number of shares issued and outstanding (the “Balance Sheet Change”) and one typographical error of the exercise price of the Contingent Warrants in Footnote 8.
This Amendment No. 1 is limited in scope to Items 10-14 of Part III, the Cover Page Change, and the Balance Sheet Change, and does not amend, update or change any other items or disclosures contained in the 2010 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2010 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2010 Form 10-K except with respect to Items 10-14 of Part III, the Cover Page Change and the Balance Sheet Change contained in this Amendment No. 1, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.
As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

Item 8.	Financial Statements and Supplementary Data
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets — As of December 31, 2010, and December 31, 2009	6

Consolidated Statements of Operations — For the year ended December 31, 2010, and the nine months ended December 31, 2009	7

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) — For the year ended December 31, 2010, and the nine months ended December 31, 2009	9

Consolidated Statements of Cash Flows — For the year ended December 31, 2010, and the nine months ended December 31, 2009	8

Notes to Consolidated Financial Statements	10

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
In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, and for the nine months ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Cherry, Bekaert & Holland, L.L.P
Cherry, Bekaert & Holland, L.L.P.
Atlanta, Georgia
March 31, 2011

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,340,922	$2,653,537
Accounts receivable, net	162,376	—
Inventory	111,554	30,920
Prepaid expenses and other current assets	90,946	121,277

Total current assets	1,705,798	2,805,734

Property and equipment, net of accumulated depreciation of $1,392,704 and $948,445, respectively	756,956	1,049,597
Goodwill	857,597	857,597
Intangible assets, net of accumulated amortization of $2,132,606 and $1,464,674, respectively	3,929,394	4,597,326
Deferred financing costs	—	192,627
Deposits and other long term assets	102,500	189,202

Total assets	$7,352,245	$9,692,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$848,285	$629,349
Short-term convertible notes, plus accrued interest of $3,432	403,432	—

Total current liabilities	1,251,717	629,349

Long-term convertible debt, face value $3,472,000, less unamortized discount of $550,748 and including accrued interest of $69,604	—	2,990,856

Total liabilities	1,251,717	3,620,205

Commitments and contingency (Note 14)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 64,381,910 and 50,002,887 shares issued and 64,331,910 and 49,952,887 shares issued and outstanding, respectively	64,382	50,003
Additional paid-in capital	57,888,506	46,454,482
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(51,827,360)	(40,407,607)

Total stockholders’ equity	6,100,528	6,071,878

Total liabilities and stockholders’ equity	$7,352,245	$9,692,083

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2010	2009
REVENUES:
Net sales	$544,155	$800
Grant Revenue	244,719	$—

Total revenue	788,874	800

OPERATING COSTS AND EXPENSES:
Cost of products sold	1,720,063	240
Research and development expenses	2,753,331	2,590,227
Selling, General and Administrative expenses	6,848,135	3,463,303
Gain on sale of assets	—	(280,868)

LOSS FROM OPERATIONS	(10,532,655)	(5,772,102)

OTHER INCOME (EXPENSE)
Financing expense associated with issuance of common stock for registration rights waivers	—	(1,305,100)
Financing expense associated with warrants issued in connection with convertible promissory note	(287,449)	(975,833)
Interest (expense) income, net	(599,649)	(242,634)

LOSS BEFORE INCOME TAXES	(11,419,753)	(8,295,669)
Income taxes	—	—

NET LOSS	(11,419,753)	(8,295,669)

Net loss per common share
Basic and diluted	$(0.19)	$(0.20)

Shares used in computing net loss per common share
Basic and diluted	59,138,357	41,365,513

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Nine Months Ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,419,753)	$(8,295,669)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Gain on settlement of payables	—	(584,969)
(Gain)/loss on sale of assets	—	(280,868)
Depreciation	444,259	337,909
Amortization of intangible assets	667,932	497,211
Amortization of debt discount and deferred financing costs	599,001	169,739
Employee share-based compensation expense	996,307	363,457
Other share-based compensation expense	174,354	117,689
Financing expense associated with issuance of common stock for waivers of registration rights	—	1,305,100
Financing expense associated with warrants issued in connection with convertible promissory note	287,448	975,833
Modifications of options and purchase of treasury stock	—	48,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable,net	(162,376)	—
Inventory	(80,634)	(30,920)
Prepaid expenses and other current assets	30,331	21,676
Other assets	86,702	—
Accounts payable and accrued expenses	218,936	(240,468)

Net cash flows from operating activities	(8,157,493)	(5,596,280)

Cash flows from investing activities:
Purchase of equipment	(151,617)	(11,610)
Proceeds from sale of assets	—	360,250
Cash paid in conjunction with sales of assets	—	(86,332)

Net cash flows from investing activities	(151,617)	262,308

Cash flows from financing activities:
Proceeds from convertible debt offering	—	3,472,000
Proceeds from bridge loan	500,000	—
Proceeds from convertible promissory note	—	500,000
Repayment of convertible promissory note	—	(500,000)
Proceeds from sale of common stock and warrants and common stock with registration rights, net	3,122,020	4,618,719
Proceeds from exercise of stock options	155,126	2
Net proceeds from exercise of warrants	3,219,349	—
Offering costs paid in connection with convertible debt offering	—	(138,040)

Net cash flows from financing activities	6,996,495	7,952,681

Net change in cash	(1,312,615)	2,618,709
Cash, beginning of period	2,653,537	34,828

Cash, end of period	$1,340,922	$2,653,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,330	$4,745

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
During the year ended December 31, 2010:
*	the Company issued 500,000 warrants in conjunction with the issuance of Hybrid Debt instruments valued at $141,974

*	the Company recognized a beneficial converstion feature valued at $145,474 related to the Hybrid debt instruments.

*	the Company recognized the amortization of debt discount and deferred financing costs related to the converstion of convertible debt in the amount of $599,001.
During the nine months ended December 31, 2009:
*	the Company recognized amortization of a debt discount and deferred interest of $169,739 in conjunction with our convertible debt offering.

*	the Company issued 315,520 warrants to purchase common stock, valued at $98,574

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

*	the Company issued 100,000 shares of common stock valued at $71,000 for intellectual property upon achieving certain milestones (Note 5).

*	the Company issued 975,833 warrants valued at $975,833 in conjuction with a convertible promissory note.

*	the Company received a $100,000 3% Secured Promissory Note in conjunction with its sale of intellectual property (Note 5).
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
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
Nature of business:
Prior to the fiscal year ended December 31, 2010, MiMedx was considered a Development Stage Enterprise.

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

Under U.S. generally accepted accounting principles (“GAAP”), MiMedx was deemed to be the accounting acquirer since the shareholders of MiMedx owned a substantial majority of the issued and outstanding shares, and thus this reverse merger was accounted for as a capital transaction. The historical financial statements are a continuation of financial statements of the accounting acquirer and the capital structure of the consolidated enterprise is now different from that appearing in the historical financial statements of the accounting acquirer in earlier periods due to the recapitalization.

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

	Year ended December 31,
	2010	2009
Revenues	$788,874	$800
Loss from operations	(10,532,658)	(9,229,749)
Loss before income tax	(11,419,753)	(11,167,653)
Income tax	—	—

Net loss	(11,419,753)	(11,167,653)

Net loss per common share	$(0.19)	$(0.28)
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

Inventories:

Inventories at December 31, 2010, are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Idle facility expense, excessive spoilage, extra freight, and handling costs are expensed, as necessary, in cost of sales and are not capitalized into inventories. Allocation of fixed production overheads is based on the normal capacity of production facilities.

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

The following table sets forth the computation of basic and diluted net loss per share for the fiscal year ended December 31, 2010, and the nine months ended December 31, 2009:

	Year ended	Nine Months ended
	December 31,	December 31,
	2010	2009

Net loss	$(11,419,753)	$(8,295,669)
Denominator for basic earnings per share — weighted average shares	59,138,357	41,365,513
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	59,138,357	41,365,513

Loss per common share — basic and diluted	$(0.19)	$(0.20)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Year ended	Nine Months ended
	December 31,	December 31,
	2010	2009

Outstanding Stock Options	8,257,650	6,182,500

Outstanding Warrants	6,003,924	6,991,371

Convertible Debt	403,432	6,944,000

	14,661,574	20,117,871

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

The Company emerged from being a development stage company in 2010. Planned principal operations have commenced, but the revenue has not been significant enough to fund ongoing operations. The Company’s cash requirements for the twelve months ended December 31, 2010, arose out of general working capital needs. The Company funded its cash requirements primarily through a combination of debt and equity financings with a lesser amount derived from company revenue. As of December 31, 2010, the Company had approximately $1,341,000 of cash and cash equivalents. Through March 15, 2011, the Company received an additional $1,089,000 of proceeds related to sales of its common stock and warrants. On March 18, 2011, the Board approved an agreement between the Company and its CEO whereby the CEO will provide the Company with a line of credit of up to $3.6 million to fund ongoing operating cash requirements. The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs for the next twelve months.

4.	Property and equipment:
Property and equipment consist of the following at:

	December 31,
	2010	2009
Leasehold improvements	$793,900	$793,899

Furniture and equipment	1,355,760	1,204,143

	2,149,660	1,998,042
Less accumulated depreciation	(1,392,704)	(948,445)

	$756,956	$1,049,597

5.	Intangible assets and royalty agreement:
Intangible assets activity is summarized as follows:

	Weighted	December 31, 2010			December 31, 2009
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
License-Shriners Hsp for Children & USF Research	10 years	$996,000	(388,433)	607,567	$996,000	$(288,833)	$707,167
License — SaluMedica LLC Spine Repair	10 years	2,399,000	(1,017,557)	1,381,443	2,399,000	(721,541)	1,677,459
License — Polyvinyl Alcohol Cryogel	10 years	2,667,000	(726,616)	1,940,384	2,667,000	(454,300)	2,212,700

Total intangible assets		$6,062,000	$(2,132,606)	$3,929,394	$6,062,000	$(1,464,674)	$4,597,326

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

Expected future amortization of intangible assets is as follows:

12-month period ended December 31,
2011	$667,932
2012	667,932
2013	667,932
2014	667,932
2015	561,694
Thereafter	695,972

$3,929,394

6.	Debt:
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

Under the terms of the Subscription Agreement, the Chairman & CEO has agreed to advance the Company $400,000, comprised of a $150,000 Note dated October 20, 2010, and a $250,000 Note dated November 4, 2010, and the two company directors have agreed to advance $50,000 each to fund its working capital needs. Such indebtedness is evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 31, 2010, and, at the option of the holder, is convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 10, 2010, or, if there are no such sales, $1.00 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued one Warrant for the number of shares of common stock of the Company by dividing the aggregate amount of the advances by the Conversion Price resulting in 500,000 warrants being issued. The exercise price of the Warrant is the Conversion Price.

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

As of December 31, 2010, the holders of the two (2) notes with an initial face value of $50,000 each exercised the conversion option. The holder of the other two (2) notes agreed to extend the term of the notes until February 28, 2011, at which time the holder exercised the conversion option.

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

October 2010 Private Placement

In October 2010, the Company commenced a private placement to sell common stock and warrants. From October 30, 2010, through December 31, 2010, the Company sold 2,405,000 shares of common stock at a price of $1.00 per share and received proceeds of $2,337,020 net of $67,980 in offering costs. Under the terms of the offering, the investor received 5-year warrants to purchase the common stock of the Company. The terms of the warrant, (the “Callable Warrant”) are that for every two shares of common stock purchased, the holder is issued a 5-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. The Callable Warrant does not carry registration rights and is callable by the Company at any time after the issuance if the closing sale price of the Stock exceeds $1.75 for fifteen (15) or more consecutive trading days. Upon written notice, the Company may redeem the Callable Warrant at a price of $0.01 per share. Through December 31, 2010, the Company issued a total of 1,202,500 warrants. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

Additionally, contingent warrants have been issued to each investor and will become exercisable provided certain conditions are met. The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, does not equal or exceed $11,500,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “First Measurement Date”) the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days.

The Second Contingent Warrant, (the “Second Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, does not equal or exceed $31,150,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “Second Measurement Date”) the closing trading price of the Stock is at least $1.75 per share for ten or more consecutive trading days.

The contingent warrants have not been included in our earnings per share calculation per the guidance in ASC 260-10-45-13 Earnings per share: Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding which states that shares issuable for little or no cash consideration upon the satisfaction of certain conditions (contingently issuable shares) shall be considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent). Total contingent warrants issued as of 12/31/2010 was 1,202,500.

From January 1, 2011, through March 18, 2011, the Company sold an additional 1,088,775 shares of common stock and issued an additional 544,388 warrants and received proceeds of $1,088,775. Total contingent warrants issued as of March 18, 2011 was 544,388.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.
8.	Stockholders’ equity:
Stock incentive plan:

The Company has three share-based compensation plans, the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2010, totaled 936,250 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 8,500,000 at December 31, 2010.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended	Nine Months ended
	December 31,	December 31,
	2010	2009
Expected volatility	57.9 – 60.2%	112.06 – 140.74%
Expected life (in years)	6	3.5 to 6
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.15% – 2.75%	1.54% – 2.53%
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

Common Stock warrants issued, redeemed and outstanding during the years ended December 31, 2010, and the nine months ended December 31, 2009, are as follows:

		Weighted-		Weighted-
		Average		Average Exercise
		Exercise	Number of	Price per
	Number of	Price per	Contingent	Contingent
	Warrants	Warrant	Warrants	Warrant
Warrants outstanding at March 31, 2009	1,160,251	$0.91	—	$—
Issued in connection with private placement of common stock	315,520	$0.50	—	$—
Issued in connection with related party convertible promissory note	1,666,667	$0.60	—	$—
Issued in connection with private placement of common stock	3,848,933	$1.50	—	$—

Warrents outstanding at December 31, 2009	6,991,371	$1.17	—	$—

Issued in connection with private placement of common stock	1,856,662	$1.50	1,202,500	$0.01
Issued in connection with convertible promissory notes	550,490	$1.05	50,490	$0.01
Expired warrants	(175,251)	$1.80	—	$—
Exercised in connection with private placement of common stock	(3,219,348)	$1.00	—	$—

Warrants outstanding at December 31, 2010	6,003,924	$1.21	1,252,990	$0.01

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or
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

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of December 31, 2010 was 7,256,914. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.

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
Related party expense:

The Company incurred expenses of approximately, $5,188 during the year ended December 31, 2010, and $71,000 during the nine months ended December 31, 2009 related to administrative expenses provided by an entity owned by the current Chairman of the Board.

The Company incurred expenses of approximately $5,175 during the year ended December 31, 2010, and $20,000 during the nine months ended December 31, 2009 related to aircraft use from an entity owned by the former Chairman of the Board and current member of the Board of Directors.

The Company incurred expenses of approximately $64,238 during the year ended December 31, 2010, and $11,000 during the nine months ended December 31, 2009 related to the lease of office space from an entity owned by the former Chairman of the Board and current member of the Board of Directors.

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

The Merger Agreement provides, among other things, for initial merger consideration consisting of MiMedx common stock, debt and cash as follows:
•	5,250,000 shares of MiMedx common stock; plus
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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding our directors and executive officers, including their ages, as of April 15, 2011.

Name	Age	Position
Parker H. “Pete” Petit	71	Chairman of the Board & Chief Executive Officer
Steve Gorlin	73	Vice Chairman of the Board
William C. Taylor	42	President & Chief Operating Officer
Michael J. Senken	52	Chief Financial Officer
Thomas J. Koob Ph.D.	62	Chief Scientific Officer
Roberta McCaw	55	General Counsel
Joseph G. Bleser	65	Director
J. Terry Dewberry	67	Director
Kurt M. Eichler	53	Director
Bruce L. Hack	62	Director
Charles E. Koob	66	Director
Larry W. Papasan	70	Director
Andrew K. Rooke, Jr.	27	Director
Parker H. “Pete” Petit, age 71, joined the Company as Chairman of the Board of Directors, Chief Executive Officer and President in February 2009. From May 2008 until he joined the Company, Mr. Petit was the President of The Petit Group, LLC, a private investment company. Prior to that, Mr. Petit was the Chairman and CEO of Matria Healthcare, Inc., (Nasdaq: MATR), which was sold to Inverness Medical Innovations, Inc. in May 2008. Matria Healthcare was a former subsidiary of Healthdyne, Inc., which Mr. Petit founded in 1971. Mr. Petit served as Chairman and CEO of Healthdyne and some of its publicly traded subsidiaries after Healthdyne became a publicly traded company in 1981. Mr. Petit received his bachelor’s degree in Mechanical Engineering and Master of Science degree in Engineering Mechanics from Georgia Tech and an MBA degree in Finance from Georgia State University. At Georgia Tech, Mr. Petit funded a professorial chair for “Engineering in Medicine”, endowed the Petit Institute for Bioengineering and Bioscience, and assisted with the funding of the Biotechnology Building which bears his name. At Georgia State University, he assisted with the funding of the Science Center building which also bears his name. In 1994, he was inducted into the Technology Hall of Fame of Georgia. In 2007, he was inducted into the Georgia State Business Hall of Fame. Mr. Petit has previously served as a member of the Board of Directors of the Georgia Research Alliance, which is chartered by the State of Georgia to promote high technology and scientific development in the State. He serves as a member of the Board of Directors of: Intelligent Systems Corporation (NYSE Amex: INS). Mr. Petit was nominated as a director due to his extensive healthcare business experience and leadership success.

Steve Gorlin, age 73, serves as a Director of the Company. He served as Chairman of the Board of Directors and a Director of Alynx Co. (“Alynx”), the Company’s predecessor, during February 2008, and MiMedx Group, Inc. from March 2008 to February 2009. Mr. Gorlin served as Chairman of MiMedx, Inc. from its inception in November 2006 to February 2009. Mr. Gorlin continues to serve as Vice Chairman of the Company and as an advisor to Mr. Petit and in connection with the Company’s efforts to raise capital. Over the past 35 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc., Theragenics Corporation, CytRx Corporation, Medicis Pharmaceutical Corporation, EntreMed, Inc., Surgi-Vision, Inc., DARA BioSciences, Inc. [NasdaqCM:DARA], SpineMedica Corp., and Medivation, Inc. [NasdaqGM: MDVN]. Mr. Gorlin served as the Chairman of the Board of Directors and Chief Executive Officer of DARA BioSciences, Inc. from July 2002 to January 2007, and continued to serve as Co-Chairman of the Board of Directors until January 2009. Mr. Gorlin also currently serves on the Board of Directors of the following private companies: Nano Technology Corporation (China), DemeRx, Inc. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and presently serves on the boards of The Johns Hopkins Alliance for Science and Technology Development and The Johns Hopkins Bioengineering Advisory Board, as well as the board of the Andrews Foundation for Research and Education. He also founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc., and Judicial Correction Services, Inc. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He also serves on the Board of Directors of the Mercy and Sharing Foundation. Mr. Gorlin was nominated as a director due to his extensive healthcare business experience and success in founding and nurturing biotechnology and pharmaceutical companies.
William C. Taylor, age 42, became our President and Chief Operating Officer in September 2009. He is an operating executive with more than 20 years’ experience in healthcare product design, development and manufacturing. From 2001 through 2008, Mr. Taylor was President and CEO of Facet Technologies, LLC, a medical device company focused on medical device design, development, and manufacturing for OEM clients, such as Abbott, Bayer, BD, LifeScan (J&J), Roche, and Flextronics. Over his 14 year career at Facet and its predecessor company, he held various management positions, beginning with R&D, QA & Regulatory Affairs and progressing through General Management. Mr. Taylor was instrumental in growing the design and manufacturing business from $14 million in revenue to over $40 million, when the company was sold to Matria Healthcare. As President, he led the company to the number one market position in Microsampling and grew it to over $85 million in revenue. He also led the company as CEO for 18 months after it was sold to Water Street Healthcare Partners. Mr. Taylor started his career in healthcare at Miles, Inc., Diagnostics Division (now Bayer Healthcare) as an engineering co-op, and then progressed to project management and senior mechanical engineering positions. A graduate of Purdue University, Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering and is co-inventor on eight patents. He currently serves on the Advisory Board of the Georgia Tech Institute for Bioengineering and Bioscience.
Michael J. Senken, age 52, joined the Company as Chief Financial Officer in January 2010. Prior to joining the Company he was the Vice President and Chief Financial Officer of Park ‘N Fly, Inc. from August 2007 to September 2009. From August 2005 to August 2007, Mr. Senken was Vice President & Chief Financial Officer of Patient Portal Technologies (OTCBB:PPRG). From June 2005 to August 2005, Mr. Senken was a consultant for JC Jones LLC. From 2002 to 2004, Mr. Senken was Senior Vice President & General Manager-Broadband Consumer Lifestyle for Philips Consumer Electronics. Prior thereto, Mr. Senken was employed by Philips Broadband Networks, serving as Senior Vice President & General Manager from 1996-2002, as Vice President and Chief Financial Officer from 1986 to 2002, and as Controller from 1983 to 1986. From 1980 to 1983, Mr. Senken was an auditor for Philips Electronics North America.
Thomas J. Koob, Ph.D., age 62, is an Executive Vice President and Chief Scientific Officer and the inventor of the patents that are the basis of the Company’s license agreement with Shriners Hospital for Children and the University of South Florida. Dr. Koob has served as the Chief Scientific Officer of MiMedx, Inc. since March 2007. He received his Ph.D. in Biochemistry from Washington University School of Medicine in St. Louis. He completed four years of post-doctoral training at Harvard Medical School and four years of specialty training in the Laboratory of Skeletal Disorders, Department of Orthopedics at Children’s Hospital Medical Center in Boston. As Section Chief of Skeletal Biology at Shriners Hospital for Children in Tampa, a position he held from June 1992 to August 2006, he developed and patented a core technology now licensed to MiMedx, Inc. He has published over 125 biomedical and biological articles and 12 book chapters. Dr. Koob is the brother of Charles E. Koob, who is one of our directors.
Roberta L. McCaw, age 55, was appointed General Counsel and Secretary in September 2009. Ms. McCaw is a lawyer in private practice and had been a consultant to the Company since January 2009. From February 2006 through May 2008, Ms. McCaw served as Senior Vice President, General Counsel and Secretary of Matria Healthcare, Inc., a publicly traded healthcare and medical device company. She previously served as Vice President — Legal, General Counsel and Secretary of Matria from April 1998 to February 2006. She was Assistant General Counsel and Assistant Secretary of Matria from December 1997 to April 1998, and Assistant General Counsel of Matria from July 1996 to December 1997. Prior to joining Matria, Ms. McCaw was a partner in a Connecticut-based law firm. She is a graduate of the University of Connecticut School of Law. Prior to law school, Ms. McCaw studied accounting at Miami University and Cleveland State University, and worked as a Certified Public Accountant.

Kurt M. Eichler, age 53, serves on our Board of Directors. He became a Director of Alynx in February 2008 and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Eichler is employed by LCOR Incorporated, a multi-billion dollar real estate investment and development company, where he has worked since 1981 and is currently serving as Principal and Executive Vice President in charge of operations of the metropolitan New York region. Mr. Eichler also serves on LCOR’s Executive Committee. Previously, Mr. Eichler worked for Merrill Lynch, Hubbard in the Real Estate Debt and Equity Finance Group. During his tenure at LCOR, Mr. Eichler has assumed responsibility for the acquisition, development, management and sale of millions of square feet of real estate, including urban and suburban office properties, multifamily rental communities and a $1.4 billion airline terminal redevelopment project at John F. Kennedy International Airport. Among the other major developments on which Mr. Eichler has worked are 101 Hudson in Jersey City, New Jersey, a 1.2 million-square-foot, 42-story office tower; and the Foley Square Federal Office Building in New York City, a 974,000 square-foot, 34-story office tower for the US Attorney’s office, the Environmental Protection Agency and the Internal Revenue Service. Currently, Mr. Eichler is an investor in several biotech companies, and his previously served as a Director of DARA BioSciences, Inc, a publicly-traded company [NasdaqCM: DARA]. Mr. Eichler was nominated as a director due to his extensive business experience, both as an executive and as a director.
Charles E. (“Chuck”) Koob, age 66, serves on our Board of Directors. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Koob joined the law firm of Simpson Thacher & Bartlett, LLP in 1970 and became a partner in 1977. He retired from that firm on January 1, 2007. While at that firm, Mr. Koob was the co-head of the Litigation Department and served on the Firm’s Executive Committee. Mr. Koob specialized in competition, trade regulation and antitrust issues. Throughout his 37-year tenure, he represented clients before the Federal Trade Commission, the Antitrust Division of the Department of Justice, and numerous state and foreign competition authorities. His résumé includes the representation of Virgin Atlantic Airways, Archer Daniels Midland, and Kohlberg Kravis Roberts and Co. He received his B.A. from Rockhurst College in 1966 and his J.D. from Stanford Law School in 1969. Mr. Koob is co-chair of the Steering Committee for the current campaign for Stanford Law School and serves on the board of Stanford Hospital and Clinics. He also serves on the boards of a private medical device company and a drug development company. Mr. Koob is the brother of Dr. Thomas J. Koob, Chief Scientific Officer of MiMedx, Inc. Mr. Koob was nominated as a director due to his 37 years of legal expertise in representing both publicly traded and privately held businesses.
Larry W. Papasan, age 71, serves on our Board of Directors. He became a Director of Alynx in February 2008 and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopaedics. Mr. Papasan has been a Director and Chairman of the Board of Directors of BioMimetic Therapeutics, Inc. (NasdaqGM:BMTI) since August 2005. BioMimetic Therapeutics, Inc. is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. Mr. Papasan has also served as a member of the Board of Directors of Reaves Utility Income Fund (NasdaqCM:UTG), a closed-end management investment company, since February 2003 and of Triumph Bankshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a Director of SSR Engineering, Inc. and AxioMed Spine Corporation. Since January 2009, Mr. Papasan has also served as a member of the Board of Directors of ExtraOrtho, Inc. Mr. Papasan is also on the Board of BioMedixal Tissue Technologies and Cagenix, Inc. Mr. Papasan was nominated as a director due to his extensive business experience, including experience in the medical device field, as well as experience as a director of several other companies, both public and private.
Andrew K. “Kreamer” Rooke, Jr., age 27, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in February 2009. Mr. Rooke is an investor in the Company and worked directly with Steven Gorlin from 2006 to 2008, during which time he advised on the acquisition of SpineMedica, Inc. and aided in the Company’s emergence into the public markets. During this time he also worked with the Gorlin Companies, assisting in the management and capitalization of portfolio companies and new investment opportunities. Kreamer has worked as an Investment Banking Analyst in the Healthcare Group of Collins Stewart, Inc. and as a Private Equity Associate with Larsen MacColl Partners, a Philadelphia-based private equity firm focused on lower/middle market opportunities. Currently, he is a Director and Chief Financial Officer of Monarch Medical, LLC, a Diagnostic Imaging Company based in New York. Mr. Rooke studied at the University of Pennsylvania, where he received a bachelor’s degree in Economics. Mr. Rooke was nominated as a director due to his investment expertise.

Joseph G. Bleser, age 65, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. He has been the Managing Member of J. Bleser, LLC, a financial consulting firm, since July 1998. Prior to July 1998, Mr. Bleser had over fifteen years experience as chief financial officer and other financial executive positions in various publicly traded companies, including HBO & Company, Allegiant Physician Services, Transcend Services, Inc. and Healthcare.com. Mr. Bleser is a Certified Public Accountant with ten years of experience in public accounting with Arthur Andersen LLC, an international public accounting firm. Mr. Bleser is a member of the Board of Directors, and the Corporate Governance Committee and Chairman of the Audit Committee of Transcend Services, Inc. [NASDAQ: TRCR]. Mr. Bleser also served as director of Matria Healthcare, Inc. until it was acquired by Inverness Medical Innovations, Inc. in May 2008. In addition, Mr. Bleser serves on the Board of Directors of a privately held information technology solutions company. Mr. Bleser was nominated as a director due to his extensive financial background and experience as a member of the Audit Committee of other publicly traded companies.
J. Terry Dewberry, age 67, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. Mr. Dewberry is a private investor with significant experience at both the management and board levels in the healthcare industry. He has extensive experience in corporate mergers and takeovers on both the buy and sell sides at sizes up to $5 billion. He has served on the Boards of Directors of several publicly traded healthcare products and services companies, including Respironics, Inc. (Nasdaq:RESP) (1998-2008), Matria Healthcare, Inc. (Nasdaq:MATR) (2006-2008), Healthdyne Information Enterprises, Inc. (1996-2002), Healthdyne Technologies, Inc. (1993-1997), Home Nutritional Services, Inc. (1989-1994) and Healthdyne, Inc. (1981-1996). From March 1992 until March 1996, Mr. Dewberry was Vice Chairman of Healthdyne, Inc. From 1984 to 1992, he served as President and Chief Operating Officer, and Executive Vice President of Healthdyne, Inc. Mr. Dewberry received a Bachelor of Electrical Engineering from Georgia Institute of Technology in 1967 and a Masters of Public Accounting from Georgia State University in 1972. Mr. Dewberry was nominated as a director due to his extensive business and financial background and experience as a member of the Board s of Directors of other publicly traded companies and a member of the Audit Committee of at least one other public company.
Bruce Hack, age 62, serves on our Board of Directors. Mr. Hack was Vice Chairman of the Board of Directors and Chief Corporate Officer of Activision Blizzard (Nasdaq:ATVI) until 2009. Prior to that, Mr. Hack was Chief Executive Officer of Vivendi Games, from 2004 to 2008, Vice Chairman of the Board of Directors of Universal Music Group, from 1998 to 2001, and Chief Financial Officer of Universal Studios, from 1995 to 1998. From 1982-1994, Mr. Hack held several positions at The Seagram Company, including: Assistant to the Executive Vice President, Sales and Marketing for Seagram USA; Director, Strategic Planning, at The Seagram Company Ltd.; and Chief Financial Officer of Tropicana Products, Inc. Prior thereto, he was a trade negotiator for the U.S. Treasury. Mr. Hack earned a B.A. in government at Cornell University and an M.B.A. in finance at the University of Chicago. He became a Director of MiMedx Group, Inc. in 2009 and DemeRx, Inc in 2010. Mr. Hack was nominated as a director of Technicolor, Inc. due to his business expertise, particularly as it relates to sales and marketing, and experience as a member of the Boards of Directors of other companies, both public and private.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors, and any beneficial owner of more than ten percent of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the Sec. Officers, directors and beneficial owners of more than ten percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.
Based solely on the Company’s review of the copies of Forms 3, 4 and 5, and the amendments thereto received by it for the fiscal year ended December 31, 2010 (“fiscal 2010”), or written representations from certain reporting persons that no Form 5s were required to be filed by those persons, the Company believes that during fiscal 2010, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock.

Code of Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer (our principal executive officer), Chief Financial Officer (our principal accounting officer), controller and persons performing similar functions as well as to all other employees, officers and directors of the Company. A copy is posted on our website at http://www.mimedx.com/investors/corporate-governance/. In the event that we amend any of the provisions of the Code of Business Conduct and Ethics that require disclosure under any applicable law, SEC rules or applicable listing standards, we intend to disclose the amendment on our website.
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
We established an Audit Committee comprised of three independent members of our Board of Directors in April 2008. The current members of the Audit Committee are J. Terry Dewberry (Chairman); Larry W. Papasan, and Joseph Bleser each of whom satisfies the independence standards of the NYSE Amex rules. The Board has determined that Mr. Dewberry is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of SEC Regulations S-K. The charter for the Audit Committee is posted on our website at http://www.mimedx.com/investors/corporate-governance/.
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
We established our Compensation Committee in April 2008. Its membership currently consists of Kurt M. Eichler (Chairman), Larry W. Papasan and Joseph G. Bleser. The Board of Directors has determined that each of the members is “independent,” as described above. The charter for the Compensation Committee is posted on our website at http://www.mimedx.com/investors/corporate-governance/.
The following table summarizes the compensation paid by the Company for services in all capacities rendered to the Company during the years ended December 31, 2010 and 2009, by the individual who served as our principal executive officer during the twelve months ended December 31, 2010, and by each of the two other most highly compensated executive officers serving as executive officers at the end of 2010. These individuals are referred to collectively as our Named Executive Officers.

Summary Compensation Table

Name and Principal	Reporting				Stock	Option	All Other
Position	Period	Salary $		Bonus $	Awards $	Awards $ (1)	Compensation	Total $
Parker H. “Pete” Petit, Chairman of Board of Directors and CEO	YE 12/31/2010	308,558			—	410,000		718,558
	9MO 12/31/2009	190,961		—	—	100,000	—	290,961
	YE 3/31/2009	22,212		—	—	490,000	—	512,212

William C. Taylor, President and Chief Operating Officer	YE 12/31/2010	288,365			—	532,000		820,365
	9MO 12/31/2009	60,940	(2)		—	300,000		360,938
	YE 3/31/2009	—		—	—	—	—	—

Michael J. Senken, VP and Chief Financial Officer	YE 12/31/2010	160,846		—	—	287,500	—	448,346
	9MO 12/31/2009	—		—	—	—	—	—
	YE 3/31/2009	—		—	—	—	—	—

(1)
The Company follows the provisions of ASC topic 718 “Compensation — Stock compensation,” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The assumptions made in the valuation of our option awards is disclosed in Note 8 to our consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

(2)	Prior to joining the Company Mr. Taylor was paid $69,400 for consulting services, which is not included in this amount.
Narrative to Summary Compensation Table
We have no employment agreements with any of our Named Executive Officers. The material terms of our compensation arrangements with each of our Named Executive Officers is described below:
•
Effective February 24, 2009, Mr. Petit was appointed our President and Chief Executive Officer, in addition to being elected as Chairman of the Board of Directors. He was awarded a base salary of $225,000 and granted one million options, of which 70% vested immediately and the remainder will vest in equal increments on each of the next two anniversaries of the grant date. Additionally, Mr. Petit was awarded 250,000 options on July 31, 2009, of which 25% vested immediately with the remainder to vest in equal installments on each of the next three anniversaries of the grant date. Mr. Petit relinquished his position as President upon the appointment of Mr. William C. Taylor in September 2009. On February 23, 2010, the Compensation Committee approved an increase in Mr. Petit’s annual base salary to $325,000 effective March 1, 2010, and granted him 225,000 options which vest in equal installments on their anniversary dates in 2011, 2012 and 2013. In addition, on May 11, 2010, Mr. Petit was awarded 100,000 options which also vest in equal installments on their anniversary dates in 2011, 2012 and 2013.

•
Effective September 22, 2009, Mr. Taylor was appointed our President and Chief Operating Officer. He was awarded a base salary of $225,000 and granted 750,000 options, of which 50% vest on the one year anniversary of the grant date and the remainder to vest in equal installments on the next two anniversaries of the grant date. On February 23, 2010, the Compensation Committee approved an increase in Mr. Taylor’s base salary to $300,000 effective March 31, 2010, and awarded him 350,000 options which vest in equal installments on their anniversary dates in 2011, 2012 and 2013.

•
Effective January 15, 2010, Mr. Senken was appointed our Vice President and Chief Financial Officer. He was awarded a base salary of $170,000 and granted 150,000 options, of which 33% vest in equal installments on the anniversary date of the grant. Mr. Senken was awarded 100,000 options on February 23, 2010, and 25,000 on May 11, 2010, all of which vest in three equal installments on their anniversary dates in 2011, 2012 and 2013. On March 18, 2011, the Compensation Committee approved an increase in Mr. Senken’s base salary to $200,000 effective January 15, 2011, the anniversary date of his employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table shows the number of shares covered by exercisable and unexercisable options held by our Named Executive Officers on December 31, 2010. We have not made any equity awards under incentive plans and no equity incentive plan awards are outstanding on December 31, 2010.

	Number
	of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option Exercise
	(#)	(#)		Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Parker H. “Pete” Petit	850,000	150,000	(1)	0.73	2/24/2019
	125,000	125,000	(2)	0.50	7/31/2014
		225,000	(3)	1.65	2/23/2020
		100,000	(4)	1.20	5/11/2020

William C. Taylor	375,000	375,000	(5)	.70	9/22/2019
	5,000	5,000	(2)(6)	.50	7/30/2019
		350,000	(3)	1.65	2/23/2020

Michael J. Senken	50,000	100,000	(7)	.87	01/15/2020
	33,333	66,667	(3)	1.65	02/23/2020
	8,333	16,667	(4)	1.20	05/11/2020

(1)	The unexercisable portion of this option as of December 31, 2010, vests and becomes exercisable in equal installments on each of February 24, 2011 and 2012.

(2)	The unexercisable portion of this option as of December 31, 2010, vests and becomes exercisable in equal installments on each of July 31, 2011 and 2012.

(3)	The unexercisable portion of this option as of December 31, 2010, vests and becomes exercisable in equal installments on each of February 23, 2011, 2012 and 2013.

(4)	The unexercisable portion of this option as of December 31, 2010, vests and becomes exercisable in equal installments on each of May 11, 2011, 2012, and 2013.

(5)
The unexercisable portion of this option as of December 31, 2009, vests and becomes 50% exercisable on September 22, 2009, and the remainder to vest in equal installments on September 22, 2011, and 2012.

(6)	Mr. Taylor received these options for consulting services prior to his appointment as President and Chief Operating Officer.

(7)	The unexercisable portion of this option as of December 31, 2010, vests and becomes exercisable in equal installments on each of January 15, 2012 and 2013.
There were no exercises of stock options by the Named Executive Officers during the year ended December 31, 2010.

MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan
MiMedx, Inc. adopted its 2006 Stock Incentive Plan effective November 27, 2006 (the “Plan”). The Plan was assumed by Alynx, Co. in a merger transaction (the “Merger”), and thereafter by MiMedx Group, Inc. In July 2008, the Plan was renamed the “MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan.” The Plan is administered by the Compensation Committee.
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
MiMedx, Inc. 2005 Assumed Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
MiMedx, Inc. assumed the SpineMedica Corp. 2005 Employee, Director, and Consultant Stock Plan (the “2005 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2005 Assumed Plan) would be issued under the 2005 Assumed Plan. The 2005 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2005 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. common stock. As of December 31, 2010, options to acquire 841,250 shares are outstanding.
MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
MiMedx, Inc. assumed the SpineMedica Corp. 2007 Stock Incentive Plan (the “2007 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2007 Assumed Plan) shall be issued under the 2007 Assumed Plan. The 2007 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2007 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. common stock. As of December 31, 2010, options to acquire 95,000 shares are outstanding.
Potential Payments upon Termination or Change in Control
The only arrangements the Company has with its directors and executive officers with respect to termination of employment or change in control are those that relate to its stock incentive plans.
Upon a “change in control,” as defined in the 2006 Stock Incentive Plan and subject to any requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the (“Code”), all outstanding awards vest and become exercisable.
Upon a Corporate Transaction (as defined in the 2005 Assumed Plan) and subject to any Code Section 409A requirements, with respect to outstanding options the administrator (currently the Compensation Committee) shall (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the shares then subject to such options either the consideration payable with respect to the outstanding shares of common stock in connection with the Corporate Transaction or securities of any successor or acquiring entity, or (ii) upon written notice to the participants, provide that all options must be exercised, within a specified number of days of the date of such notice, at the end of which period the options shall terminate, or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such options over the exercise price thereof. With respect to outstanding stock grants, the administrator shall either (i) make appropriate provisions for the continuation of such stock grants by substituting on an equitable basis for the shares then subject to such stock grants either the consideration payable with respect to the outstanding shares of common stock in connection with the Corporate Transaction or securities of any successor or acquiring entity, or (ii) upon written notice to the participants, provide that all stock grants must be accepted (to the extent then subject to acceptance) within a specified number of days of the date of such notice, at the end of which period the offer of the stock grants shall terminate, or (iii) terminate all stock grants in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such stock grants over the purchase price thereof, if any. In addition, in the event of a Corporate Transaction, the administrator may waive any or all Company repurchase rights with respect to outstanding stock grants.

Upon a “change in control,” as defined in the 2007 Assumed Plan and subject to any Code Section 409A requirements, all options and SARs outstanding as of the date of such change in control shall become fully exercisable, whether or not then otherwise exercisable. Any restrictions, performance criteria and/or vesting conditions applicable to any restricted award shall be deemed to have been met, and such awards shall become fully vested, earned and payable to the fullest extent of the original grant of the applicable award. Notwithstanding the foregoing, in the event of a merger, share exchange, reorganization, sale of all or substantially all of the assets of the Company, the administrator (currently the Compensation Committee) may, in its sole and absolute discretion, determine that any or all awards granted pursuant to the 2007 Assumed Plan shall not vest or become exercisable on an accelerated basis, if the Company or the surviving or acquiring corporation shall have taken such action, including but not limited to the assumption of awards granted under the 2007 Assumed Plan or the grant of substitute awards, as the administrator determines appropriate to protect the rights and interest of participants under the 2007 Assumed Plan.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information about our equity compensation plans of MiMedx as of December 31, 2010:

	A	B	C
Number of
securities
remaining
		Weighted	available for
	Number of	average	future issuance
	securities to	exercise price	under equity
	be issued	of outstanding	compensation
	upon exercise	options,	plans
	of outstanding	warrants and	(excluding
	options,	rights	securities
	warrants and	reflected in	reflected in
Plan Category	rights	column (A)	column (A)*

Equity compensation plans approved by security holders	8,257,650	$1.20	1,178,600

Equity compensation plans not approved by security holders	—	—	—

Total	8,257,650	$1.20	1,178,600

DIRECTOR COMPENSATION
The following table provides information concerning compensation of our directors for the year ended December 31, 2010. The compensation reported is for services as directors. Only those directors who received compensation for such services during the year ended December 31, 2010, are listed.

						Change in
						Pension Value
					Non-	and
	Fees				Equity	Nonqualified
	Earned or		Option		Incentive	Deferred
	Paid in	Stock	Awards $		Plan	Compensation	All Other
Name	Cash (1)	Awards $	(4)		Compensation	Earnings	Compensation	Total $
Kurt M. Eichler	28,125	—	10,200	(2)(3)	—	—	—	38,323
Larry W. Papasan	29,375	—	10,200	(2)(4)	—	—	—	39,573
Charles E. Koob	21,500	—	10,200	(2)(5)	—	—	—	31,698
Andrew K. Rooke, Jr.	22,000	—	10,200	(2)(4)	—	—	—	32,198
Joseph G. Bleser	20,750	—	—	(4)	—	—	—	20,747
J. Terry Dewberry	28,125	—	—	(4)	—	—	—	28,122
Bruce Hack	17,333	—	—	(4)	—	—	—	17,330

(1)	Amount represents fees paid in during the year ended December 31, 2010.

(2)	Annual stock option grant of 15,000 shares which vests in equal installments on May 11, 2011, 2012 and 2013.

(3)	Mr. Eichler has an aggregate of 15,000 options outstanding and no outstanding stock awards as of December 31, 2010.

(4)	Named director has an aggregate of 65,000 options outstanding and no outstanding stock awards as of December 31, 2010.

(5)	Mr. Koob has an aggregate of 115,000 options outstanding and no outstanding stock awards as of December 31, 2010.

(6)
The Company follows the provisions of ASC topic 718 “Compensation — Stock compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The assumptions made in the valuation of our option awards is disclosed in Note 9 to our consolidated financial statements contained in our Annual Report on Form 10-K for the nine months ended December 31, 2009.

Our compensation policy for our non-employee directors was revised effective May 11, 2010, as follows:
•	the annual cash retainer of $20,000 for service as a member of the Board was increased to $25,000;
•
the annual cash retainer of $5,000 for service as a chairman of a Board Committee was eliminated in favor of a fee specific to each committee. As a result of the change, the committee chairs receive annual cash retainers as follows: Audit Committee chair- $10,500, Compensation Committee chair- $7,500, and Nominating and Governance Committee chair - $5,000;
•	an annual cash retainer of $2,500 for service as a non-chairman member of a Board committee; and
•
meeting attendance fees per Board of Directors meeting attended in person were reduced from $2,500 to $1,000 and meeting attendance fees per Board of Directors meeting attended telephonically were increased from $500 to $1,000. Meeting fees for attendance at committee meetings, which previously were the same as for attendance at meetings of the Board of Directors, are now fixed at $1,000 for each committee meeting attended, whether in person or telephonically.

Previously, each non-employee director received a grant of 50,000 options to purchase our common stock upon being first elected or appointed to the Board of Directors. The options vest 25% on the grant date and 25% at each anniversary of the grant date over three years. The size of the initial grant was reduced to 45,000 shares effective May 11, 2010. Additionally, beginning with the Annual Meeting of shareholders on May 11, 2010, on the date of each Annual Meeting of the shareholders of the Company, each non-employee director who has been a director for at least 12 months receives an annual grant of options to purchase 15,000 shares of our common stock. Directors who are employees of the Company receive no compensation for their service as directors or as members of board committees. All options issued on or after May 11, 2010 vest in three equal installments on each anniversary of the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding our capital stock, beneficially owned as of April 15, 2011, by each person known to us to beneficially own more than 5% of our common stock, each Named Executive Officer and director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Unless otherwise indicated below, the address of those identified in the table is MiMedx Group, Inc., 811 Livingston Court, S.E., Suite B, Marietta, Georgia 30067.

Name and address of		Percentage
beneficial owner	Number of Shares (1)	Ownership (1)
Parker H. “Pete” Petit (2)	11,963,586	15.64%
Steve Gorlin (3)	2,445,445	3.40%
Charles E. Koob (4)	1,357,732	1.89%
Thomas J. Koob, Ph.D. (5)	656,477	*
Bruce L. Hack (6)	650,000	*
William C. Taylor (7)	559,217	*
Kurt M. Eichler (8)	554,330	*
Roberta McCaw (9)	276,632	*
Andrew K. Rooke, Jr. (10)	197,166	*
Larry W. Papasan (11)	178,668	*
Michael J. Senken (12)	91,666	*
J. Terry Dewberry (13)	41,666	*
Joseph Bleser (14)	41,666	*
Total Directors and Executive Officers (13 persons)(15)	19,014,251	23.75%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On April 15, 2011, there were 71,791,349 shares of common stock issued and outstanding, net of 50,000 shares of common stock held in treasury.

(2)
Includes (i) 4,036,922 shares held by Mr. Petit; (ii)1,233,333 shares of common stock issuable upon the exercise of vested options; (iii) 3,468,331 shares that are subject to currently exercisable warrants; (iv) 975,000 shares of common stock and currently exercisable warrants to purchase 325,000 shares of common stock held by each of Cox Road Partners, LLLP, Cox Road Partners II, LLLP, and Petit Investments II, LLLP, limited liability limited partnerships over which Mr. Petit possesses sole voting and investment control and for which Mr. Petit serves as General Partner; (v) 150,000 shares of common stock and held by the Parker H. Petit Grantor Trust over which Mr. Petit serves as the trustee; and (vi) 150,000 shares of common stock held by Petit Investments, LP, a limited partnership where Mr. Petit serves as General Partner and Limited Partner and possesses shared voting and investment control.

(3)
Includes (i) includes 73,800 shares owned by Mr. Gorlin, (ii) 1,851,857 shares held in a trust for the benefit of Mr. Gorlin; (iii) 434,788 shares held by Mr. Gorlin’s wife; and (iv) 85,000 shares that are subject to currently exercisable stock options.

(4)
Includes (i) 615,000 shares held jointly by Mr. Koob and his wife; (ii) 562,489 shares held individually by Mr. Koob; (iii) 105,000 shares that are subject to currently exercisable stock options; and (iv) 75,243 shares that may be acquired upon the exercise of warrants held individually by Mr. Koob.

(5)	Includes (i) 363,010 shares owned by Dr. Koob; and (ii) 293,467 shares that are subject to currently exercisable stock options.

(6)	Includes (i) 416,667 shares owned by Mr. Hack; (ii) 208,333 shares that are subject to currently exercisable warrants; and (iii) 25,000 shares that are subject to currently exercisable stock options.

(7)	Includes (i) 62,550 shares owned by Mr. Taylor and (ii) 496,667 shares that are subject to currently exercisable stock options.

(8)	Includes (i) 524,083 shares owned by Mr. Eichler (ii) 5,000 shares that are subject to currently exercisable stock options and (iii) 25,247 shares that may be acquired upon the exercise of warrants.

(9)	Includes (i) 205,174 shares owned by Ms. McCaw and (ii) 71,458 shares that are subject to currently exercisable stock options.

(10)	Includes (i) 154,666 shares owned by Mr. Rooke; and (ii) 42,500 shares that are subject to currently exercisable stock options.

(11)	Includes (i) 61,168 shares owned by Mr. Papasan; (ii) 62,500 shares held in a trust for the benefit of Mr. Papasan; (iii) 55,000 shares that are subject to currently exercisable stock options.

(12)	Includes 91,666 shares that are subject to currently exercisable stock options.

(13)	Includes (i) 16,166 shares owned by Mr. Dewberry; and (ii) 25,000 shares that are subject to currently exercisable stock options.

(14)	Includes (i) 16,166 shares owned by Mr. Bleser; and (ii) 25,000 shares that are subject to currently exercisable stock options.

(15)
Includes (i) shares controlled or held for the benefit of the executive officers and directors; (ii) 1,385,000 shares that are subject to stock options that are currently exercisable or exercisable within 60 days; (iii) 3,825,015 shares that are subject to currently exercisable warrants; and (iv) 1,000,000 shares that may be acquired upon conversion of notes.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and any beneficial owner of more than ten percent of a registered class of the Company’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC. Officers, directors and beneficial owners of more than ten percent of the common stock are required by SEC regulations to furnish the Company with copies of all such forms that they file.
Based solely on the Company’s review of the copies of Forms 3, 4, and 5 the Company believes that during the year ended December 31, 2010, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the common stock, with the exception that Mr. Gorlin may be late in filing a Form 4 for shares that were transferred in connection with the settlement of a dispute.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Policies and Procedures for Approval of Related Party Transactions
Under its charter, our Audit Committee is responsible for reviewing and approving all transactions or arrangements between the Company and any of our directors, officers, principal stockholders or any of their respective affiliates, associates or related parties. In determining whether to approve or ratify a related party transaction, the Audit Committee considers all relevant facts and circumstances available to it, such as:
•	whether the terms of the transaction are fair to the Company and at least as favorable to the Company as would apply if the transaction did not involve a related party;
•	whether there are demonstrable business reasons for the Company to enter into the transaction;
•	whether the transaction would impair the independence of an outside director; and
•
whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

Transactions
2010

On March 31, 2010, the Company elected to exercise its right to convert the outstanding note payable amount from its 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”), including accrued interest of $3,532,361, into common stock of the Company at a conversion price of $0.50 per share, resulting in the issuance of 7,064,721 shares of common stock. As a result of the Company’s election to convert the Senior Notes, Parker H. Petit, our Chairman of the Board of Directors and CEO, received 514,703 shares of MiMedx common stock resulting from the conversion of a $250,000 note payable and $7,352 in accrued interest, Charles E. Koob, a Company Director, received 308,821 shares of MiMedx common stock resulting from the conversion of a $150,000 note payable and $4,411 in accrued interest and Roberta L McCaw, General Counsel and Corporate Secretary, received 205,174 shares of MiMedx common stock resulting from the conversion of a $100,000 note payable and $2,587 in accrued interest, representing the amount of their original investment plus accrued interest divided by the conversion rate of $.50 per share.

In October 2010, the Company commenced a private placement (the “October 2010 Private Placement”) to sell common stock and warrants. From October 30, 2010, through April 15, 2011, the Company sold 4,117,775 shares of common stock at a price of $1.00 per share and received net proceeds of $4,049,795. Under the terms of the offering, for every two shares of common stock purchased, the holder received a 5 year callable warrant to purchase one share of the Company’s common stock at an exercise price of $1.50 per share. The callable warrant is callable by the Company at any time if the closing sale price of the common stock exceeds $1.75 for 15 or more consecutive trading days. Upon written notice, the Company may redeem the callable warrant at a price of $0.01 per share.

Contingent warrants also were issued to each investor. The first contingent warrant to purchase 25% of the number of shares of common stock purchased in the offering, at an exercise price of $0.01 per share, is only exercisable if the Company’s Gross Revenues as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000 and further provided that the Warrant is null and void in the event that prior to issuance of such Audited Financial Statements the closing trading price of the common stock is at least $1.50 per share for ten or more consecutive trading days.

The second contingent warrant to purchase 25% of the number of shares of common stock purchased in the offering, at an exercise price of $0.01 per share, is only exercisable if the Company’s Gross Revenues as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, do not equal or exceed $31,150,000 and further provided that such Warrant is null and void in the event that prior to issuance of such Audited Financial Statements the closing trading price of the common stock is at least $1.75 per share for ten or more consecutive trading days.

Through April 15, 2011, the Company issued a total of 2,058,888 warrants in the October 2010 Private Placement. Mr. Petit, purchased 600,000 shares of our common stock and received 300,000 warrants for total consideration of $600,000.

In order to provide bridge financing pending the closing of sales of securities in the October 2010 Private Placement, also in October 2010, Mr. Petit advanced the Company $150,000, Mr. Koob advanced the Company $50,000 and Kurt M. Eichler, a Company Director, advanced the Company $50,000 through Subscription Agreements for 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, were issued 5% Convertible Promissory Notes (“Notes”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years from the date of issuance. The Notes were convertible into common stock and warrants on the same terms as was offered to investors in the October 2010 Private Placement. In November 2010, Mr. Petit advanced an additional $250,000 under the same terms.

In connection with the Subscription Agreements and the Notes, the Company issued one Warrant for the number of  shares of common stock of the Company computed by dividing the aggregate amount of the advances by the conversion price, resulting in 500,000 Warrants being issued to purchase MiMedx common stock at an exercise price of $1.00. As a result of these advances Mr. Petit received a total of 400,000 Warrants, which resulted in an additional interest charge recorded by the Company of $228,675, representing the intrinsic value of the conversion option allocated to the Warrants issued, Mr. Koob received a total of 50,000 Warrants, which resulted in an additional interest charge recorded by the Company of $28,413, representing the intrinsic value of the conversion option allocated to the Warrants issued and Mr. Eichler received 50,000 Warrants, which resulted in an additional interest charge recorded by the Company of $30,358.

On December 31, 2010, Messrs. Koob and Eichler elected to convert their Notes into securities of the Company on the terms of the October 2010 Private Placement. Mr. Koob received 50,486 shares of MiMedx common stock resulting from the conversion of $50,000 of principal and $486 in accrued interest and Mr. Eichler received 50,493 shares of MiMedx common stock resulting from the conversion of $50,000 of principal and $493 in accrued interest. By virtue of this conversion, Mr. Koob also received 25,243 callable warrants and 25,243 contingent warrants. Mr. Eichler received 25,247 callable warrants and 25,247 contingent warrants. Mr. Petit agreed to extend the term of his Notes until February 28, 2011, at which time he exercised the conversion option. As a result of the election, Mr. Petit received 406,664 shares of MiMedx common stock resulting from the conversion of two Notes with a total face value of $400,000 and accrued interest of $6,664, 203,332 callable warrants and 203,332 contingent warrants.

2009

In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) to accredited investors. The Company completed the offering on June 17, 2009, and received aggregate proceeds of $3,472,000, representing the face value of the Senior Notes.  The aggregate proceeds include $250,000 of Senior Notes sold to Parker H. Petit, our Chairman of the Board of Directors, and CEO, $150,000 of Senior Notes sold to Charles E. Koob, one of our directors, and $100,000 of Senior Notes to Roberta L. McCaw, who later became our General Counsel and Corporate Secretary.

The Senior Notes were convertible into shares of the Company’s common stock at $.50 per share (a) at any time upon the election of the holder of the Senior Notes; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed) is not less than $1.50 for at least 20 consecutive trading days in any period prior to the maturity date.  The Senior Notes matured in three years and earned interest at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above.   The Senior Notes were secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc., excluding, however, the membership interests in SpineMedica, LLC. The Senior Notes were junior in payment and lien priority to any bank debt subsequently incurred by the Company in an amount not to exceed $5,000,000.  As of December 31, 2009, no Senior Notes had been converted, no principal payments had been made, no interest had been paid, and aggregate accrued interest payable to our executives related to their investments approximated $10,500.

On June 4, 2009, the Company’s Board of Directors agreed to issue additional shares of its common stock to investors who had purchased shares of its common stock in conjunction with its September 2008 Private Placement, its November 2008 Private Placement and its February 2009 Private Placement in order to bring the cost of the acquired shares to $.50 per share. The Board of Directors approved the issuance of the additional shares to be fair to the investors who had invested in the Company when it was most in need of funding and to enable the Company’s future fundraising efforts. The issuance was approved by all of the disinterested members of the Board of Directors. As a condition to the receipt of the additional shares, the investors were required to waive registration rights otherwise available with respect to the shares issued in the private placements. The Company issued 2,490,000 additional shares as a result of this action and recorded additional expense of $1,305,100, based on the fair value of the Company’s stock price on the date each respective waiver was executed. Of this amount Mr. Petit received 1,755,000 additional shares and Mr. Koob received 100,000 additional shares.
In October 2009, Mr. Petit completed an advance of $500,000 to fund the Company’s working capital evidenced by a 5% Convertible Promissory Note (the “Bridge Note”). The Bridge Note was due and payable in full on December 20, 2009, and, at the option of the holder, was convertible into the number of shares of common stock of the Company equal to the outstanding principal amount and accrued interest on the Bridge Note divided by $.60 per share. Additionally, under the terms of the Bridge Note, the Company issued 1,666,666 warrants to Mr. Petit with an exercise price of $.60 per share and a fair value of $975,833 on the date of repayment. The warrants expire in September 2012. The outstanding principal and accrued interest of approximately $505,000 was repaid in December 2009.
In October 2009, the Company commenced a private placement to sell common stock and warrants. From October 30, 2009, through December 31, 2009, the Company sold 7,697,865 shares of common stock at a price of $.60 per share and received proceeds of $4,618,720. Under the terms of the offering, for every two shares of common stock purchased, the investor received a 5-year warrant to purchase one share of common stock for $1.50. Through December 31, 2009, the Company issued a total of 3,848,933 warrants. Mr. Petit, purchased 1,666,666 shares of our common stock and received 833,333 warrants for total consideration of $1,000,000. Additionally two entities in which Mr. Petit has a beneficial interest each purchased 100,000 shares of our common stock and received 50,000 warrants for total consideration of $60,000.

Item 14.	Principal Accounting Fees and Services
Cherry Bekeart & Holland LLP (“CBH”) served as MiMedx’s independent registered public accounting firm as of December 31, 2010, and 2009.
The following table presents fees billed for professional audit services rendered by CBH for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by CBH, our independent registered public accounting firm during these periods.

	Fiscal year	Nine months
	end	ended
	December 31, 2010	December 31, 2009

Audit Fees	$90,000	$116,864

Tax Fees	$17,250	$11,000

All Other Fees	$—	$—

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
Audit Committee Pre-Approval Policy.
The Audit Committee has responsibility for the appointment, retention and oversight of the work of our independent auditors, to recommend their selection and engagement, to review and approve in advance all non-audit related work performed by our independent registered public accounting firm prior to the performance of each such service. The Audit Committee is also required to establish formal policies and procedures for the engagement of the independent auditors to provide permitted non-audit services. The Audit Committee gave its prior approval to all services provided by our independent auditors in fiscal 2010 and 2009. The Audit Committee has determined that the provision of services by Cherry, Bekaert & Holland, L.L.P, is compatible with maintaining the independence of the independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules
None
(3)	Exhibits
See Item 15(b) below.
(b)	Exhibits

Exhibit
Number		Description

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

#	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2011	MIMEDX GROUP, INC.
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer