Form 10-Q
period 2011-03-31
MIMEDX GROUP, INC.
filed 2011-05-10
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑
As of April 30, 2011, there were 71,791,349 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

Part I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited) March 31, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations (unaudited) Three months ended March 31, 2011 and 2010	3

Condensed Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Income (Loss) (unaudited) Three months ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2011 and 2010	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults under Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	26

Exhibit 10.90
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(unaudited)	2010
ASSETS

Current assets:
Cash and cash equivalents	$1,020,533	$1,340,922
Accounts receivable, net	503,185	162,376
Inventory	570,643	111,554
Prepaid expenses and other current assets	248,712	90,946

Total current assets	2,343,073	1,705,798

Property and equipment, net of accumulated depreciation of $1,585,986 and $1,392,704, respectively	825,569	756,956
Goodwill	4,040,443	857,597
Intangible assets, net of accumulated amortization of $2,466,583 and $2,132,606, respectively	16,092,417	3,929,394
Deposits and other long term assets	119,083	102,500

Total assets	$23,420,585	$7,352,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,686,272	$848,285
Line of credit with a related party	800,000	—
Short-term convertible notes, plus accrued interest of $3,432	—	403,432
Short-term notes payable, plus accrued interest of $146	205,140	—
Deferred Rent Current	6,620	—

Total current liabilities	2,698,032	1,251,717

Accrued contingent consideration	7,404,700	—
Long-term convertible debt, plus accrued interest of $11,644	897,061	—
Long-term notes payable, plus accrued interest of $362	13,769	—
Other long term liabilities	22,285	—

Total liabilities	11,035,847	1,251,717

Commitments and contingency (Note 11)	—	—

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 100,000,000 shares authorized; 71,251,349 issued and 71,201,349 outstanding for 2011 and 64,381,910 issued and 64,331,910 outstanding for 2010	71,251	64,382
Additional paid-in capital	67,513,409	57,888,506
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(55,174,922)	(51,827,360)

Total stockholders’ equity	12,384,738	6,100,528

Total liabilities and stockholders’ equity	$23,420,585	$7,352,245

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES:
Net sales	$1,043,487	$114,855

OPERATING COSTS AND EXPENSES:
Cost of products sold	658,875	379,588
Research and development expenses	847,903	572,404
Selling, General and Administrative expenses	2,793,055	1,711,438

LOSS FROM OPERATIONS	(3,256,346)	(2,548,575)

OTHER EXPENSE, net
Interest expense, net	(91,216)	(593,510)

LOSS BEFORE INCOME TAXES	(3,347,562)	(3,142,085)
Income taxes	—	—

NET LOSS	$(3,347,562)	$(3,142,085)

Net loss per common share
Basic and diluted	$(0.05)	$(0.06)

Shares used in computing net loss per common share
Basic and diluted	70,333,476	51,227,540

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Convertible
	Preferred Stock				Additional		Retained Earnings
	Series A		Common Stock		Paid-in	Treasury	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit)	Total

Balances, December 31, 2010	—	—	64,381,910	$64,382	$57,888,506	$(25,000)	$(51,827,360)	$6,100,528

Employee share-based compensation expense	—	—	—	—	380,373	—	—	380,373

Other share-based compensation expense	—	—	—	—	107,560	—	—	107,560

Sale of common stock and warrants (net of $600 of offering costs)	—	—	1,212,775	1,213	1,210,962	—	—	1,212,175

Shares issued in conjunction with conversion of convertible debt	—	—	406,664	406	406,258			406,664

Shares issued in conjunction with acquisition of Surgical Biologics, LLC	—	—	5,250,000	5,250	7,082,250			7,087,500

Beneficial conversion feature recognized on convertible debt	—	—	—	—	437,500			437,500

Net loss for the peiod	—	—	—	—	—	—	(3,347,562)	(3,347,562)

Balances, March 31, 2011	—	$—	71,251,349	$71,251	$67,513,409	$(25,000)	$(55,174,922)	$12,384,738

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,347,562)	$(3,142,085)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	116,180	110,992
Amortization of intangible assets	333,977	166,983
Amortization of debt discount and deferred financing costs	72,918	568,636
Employee share-based compensation expense	380,373	189,467
Other share-based compensation expense	107,560	9,667
Increase (decrease) in cash resulting from changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	150,365	(115,655)
Inventory	(111,983)	(37,356)
Prepaid expenses and other current assets	(155,025)	(35,576)
Other assets	—	63,021
Accounts payable and accrued expenses	641,882	324,654
Accrued interest	15,383	—
Other liabilities	6,088	—

Net cash flows from operating activities	(1,789,844)	(1,897,252)

Cash flows from investing activities:
Purchase of equipment	(111,927)	(15,655)
Cash paid in conjunction with acquisition, net of cash received of $33,583	(316,417)	—

Net cash flows from investing activities	(428,344)	(15,655)

Cash flows from financing activities:
Proceeds from Line of Credit	800,000	—
Repayment of Line of Credit	(99,000)	—
Repayment of Notes Payable	(15,376)	—
Proceeds from sale of common stock and warrants and common stock with registration rights, net	1,212,175	785,000
Proceeds from exercise of stock options	—	101,875

Net cash flows from financing activities	1,897,799	886,875

Net change in cash	(320,389)	(1,026,032)

Cash, beginning of period	1,340,922	2,653,537

Cash, end of period	$1,020,533	$1,627,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,239	$674

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
During the three months ended March 31, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt of $1,250,000 issued with regard to its acquisition of Surgical Biologics, LLC
During the three months ended March 31, 2010:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2011 and 2010, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products and amnion tissue processing for a variety of surgical applications using the Company’s proprietary biomaterials—CollaFix™, HydroFix™, EpiFix™ and AmnioFix™.

2.	Significant accounting policies
Please see the Company’s 10-K filing for the fiscal year ended December 31, 2010 for a description of all significant accounting policies.

Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition”.

Sales revenue is generally recognized when the products are shipped. Advance payments received for products are recorded as deferred revenue and are generally recognized when the product is shipped. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $3,481 and $1,968 for net sales returns provisions for the three months ended March 31, 2011 and 2010, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2011	2010

Net loss	$(3,347,562)	$(3,142,085)
Denominator for basic earnings per share — weighted average shares	70,333,476	51,227,540
Effect of dilutive securities: Stock options and warrants outstanding (a)	—	—

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	70,333,476	51,227,540

Loss per common share — basic and diluted	$(0.05)	$(0.06)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	Three months ended March 31,
	2011	2010
Outstanding Stock Options	9,778,000	7,306,650
Outstanding Warrants	6,813,644	7,645,534
Convertible Debt	1,250,000	—

	17,841,644	14,952,184

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles — Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of December 31, 2010, indicated that goodwill was not impaired. There were no indicators of impairment as of March 31, 2011.

Recently adopted accounting pronouncements

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

In December 2010, the FASB issued ASU 2010-29 to Topic 805 — Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We adopted this update for the acquisition completed in 2011.

Recently issued accounting pronouncements not yet adopted
FASB ASU 2011-01 and 2011-02 relate to Topic 310 — Receivables. These ASU’s apply to Creditors and are not applicable to us.
3.	Liquidity and management’s plans

Planned principal operations have commenced, and first quarter revenues were in line with management’s expectations. Additionally, the Company raised approximately $1,212,000 through a private placement during the quarter. On March 18, 2011, the Board approved an agreement between the Company and its CEO whereby the CEO will provide the Company with a line of credit of up to $3,600,000 to fund ongoing operating cash requirements. As of March 31, 2011, the Company had borrowed $800,000 through the line of credit facility. The Company had approximately $1,021,000 of cash and cash equivalents as of March 31, 2011. The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs for the next twelve months.

4.	Acquisition of Surgical Biologics, LLC

On December 21, 2010, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia. This transaction closed on January 5, 2011 and as a result we acquired all of the outstanding shares of Surgical Biologics in exchange for $500,000 cash, a total of $1,250,000 in 4% Convertible Secured Promissory Notes, and $7,087,500 in stock, represented by 5,250,000 shares of our common stock (525,000 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the Merger Agreement). Contingent consideration may be payable in a formula determined by sales and certain expenses for the years 2011 and 2012. The contingent consideration was valued at $7,404,700 and is shown in the schedule below as fair value of earn-out. We completed the acquisition of Surgical Biologics in an effort to extend our biomaterials product lines.

In total, the 4% Convertible Promissory Notes are convertible into up to 1,250,000 shares of the Company’s common stock at $1.00 per share (a) at any time upon the election of the holder of the Convertible Notes; or (b) at the election of the Company, at any such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at no less than $1.75 per share for not less than 20 consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions as set forth in Rule 144. The 4% Convertible Promissory Notes mature in eighteen (18) months and earn interest at 4% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The 4% Convertible Promissory Notes are secured by a security interest in (i) the Intellectual Property, including the Patents and know-how and trade secrets related thereto, owned by, or exclusively licensed to, Surgical Biologics, LLC.

The Company has evaluated the 4% Convertible Promissory Notes for accounting purposes under GAAP and has determined that the conversion feature meets the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature is not required. We are required to re-evaluate this conclusion upon each financial statement closing date while the 4% Convertible Promissory Notes are outstanding. Notwithstanding, the 4% Convertible Promissory Notes were issued with a beneficial conversion feature having an intrinsic value of $437,500. The intrinsic value of the beneficial conversion feature was determined by comparing the contracted conversion price to the fair value of the common on the date the respective 4% Convertible Promissory Notes were issued. A beneficial conversion feature only exists when the embedded conversion feature is “in-the-money” at the commitment date.

As a result of the beneficial conversion feature, the 4% Convertible Promissory Notes were recorded net of a discount of $437,500 related to the beneficial conversion feature, which is recorded in paid-in capital, and the discount will be amortized through periodic charges to interest expense over the tem of the 4% Convertible Notes using the effective interest method.

The contingent consideration which was valued at $7,404,700 was classified as a liability. The Company has evaluated the contingent consideration for accounting purposes under GAAP and has determined that the contingent consideration is within the scope of ASC 480 Distinguishing Liabilities from Equity whereby a financial instrument other than an outstanding share, that embodies a conditional obligation that the issuer may settle by issuing a variable number of its equity shares, shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on variations in something other than the fair value of the issuer’s equity shares.

The actual purchase price was based on cash paid, the fair value of our stock on the date of the Surgical Biologics acquisition, and direct costs associated with the combination. The actual purchase price was allocated as follows:

Value of 5,250,000 shares issued at $1.35 per share	$7,087,500
Cash paid at closing	350,000
Cash hold back pending final working capital and assumed debt limits	150,000
Assumed Debt	182,777
Convertible Secured Promissory Note	1,250,000
Fair value of earn-out	7,404,700

Total fair value of purchase price	$16,424,977

Assets purchased:
Tangible assets:
Debt-free working capital	$671,880
Other assets, net	385
Property, plant and equipment	72,866

Subtotal	$745,131
Intangible assets:
Customer relationships	$3,520,000
Supplier relationships	241,000
Patents and know-how	5,530,000
Trade names and trademarks	1,008,000
In-process research and development — liquid	2,160,000
In-process research and development — other	25,000
Licenses and permits	13,000

Subtotal	$12,497,000
Goodwill	3,182,846

Total Assets Purchased	$16,424,977

Working capital and other assets were composed of the following:

Working capital:
Cash	$33,583
Prepaid Expenses	2,738
Accounts Receivable	181,087
License Receivable	340,000
Inventory	347,106
Accounts payable and accrued expenses	(196,101)
Deferred rent and customer deposits	(36,533)

Debt-free working capital	$671,880

Current portion of debt	(62,590)
Long-term debt	(21,187)
Line of credit	(99,000)

Net working capital	$489,103

Other assets:
Deposits	$16,582
Deferred rent (non-current)	(16,197)

$385

The combination was accounted for as a purchase business combination as defined by FASB Topic 805 — Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by us.

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
life (in years)
Intangible asset:
Customer relationships	14
Supplier relationships	14
Patents and know-how	14
Trade names and trademarks	indefinite
In-process research and development — liquid	indefinite
In-process research and development — other	indefinite
Licenses and permits	3

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by FASB Topic 350 — Intangibles — Goodwill and Other.

Pro Forma Financial Information

The following unaudited Pro Forma summary financial information presents the consolidated results of operations as if the acquisition of Surgical Biologics had occurred on January 1, 2010. The Pro Forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

ProForma information for the three months ended March 31, 2011 and 20101 is as follows:

	Three months ended March 31,
	2011	2010
Revenues	$1,043,000	$415,000

Net income (loss)	$(3,112,000)	$(3,593,000)

(Loss) per share	$(0.04)	$(0.06)

The 2011 supplemental pro forma earnings were adjusted to exclude $236,000 of acquisition-related legal, audit and accounting costs. The 2010 supplemental pro forma earnings were adjusted to include $73,000 of amortization of deferred financing costs related to the $1,250,000 note payable, $167,000 of amortization costs related to $9,304,000 in recorded intangible assets with defined useful lives and $236,000 of acquisition related legal, audit and accounting costs which is included in the reported Net Income for the quarter ended March 31, 2011 as a result of the acquisition. The shares outstanding used in calculating the (Loss) per share for 2010 was adjusted to include 5,250,000 shares issued as part of the purchase price and assumed issued on January 1, 2010.

5.	Inventories
Inventories consisted of the following items as of March 31, 2011, and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw materials	$98,129	$61,332
Work in process	298,503	42,241
Finished Goods, net	174,011	7,981

Total	$570,643	$111,554

6.	Intangible assets and royalty agreement
Intangible assets activity is summarized as follows:

	Weighted	March 31, 2011			December 31, 2010
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
License-Shriners Hospital & USF Research (a)	10 years	$996,000	$(413,333)	$582,667	$996,000	$(388,433)	$607,567
License — SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(1,091,561)	1,307,439	2,399,000	(1,017,557)	1,381,443
License — Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(794,696)	1,872,304	2,667,000	(726,616)	1,940,384
Customer Relationships (d)	14 years	3,520,000	(62,857)	3,457,143	—	—	—
Supplier Relationships (d)	14 years	241,000	(4,303)	236,697	—	—	—
Patents & Know-How (d)	14 years	5,530,000	(98,750)	5,431,250	—	—	—
Licenses/Permits (d)	3 years	13,000	(1,083)	11,917	—	—	—
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	—	—	—
In-process Research & Development-Liquid (d)	indefinite	2,160,000	—	2,160,000	—	—	—
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	—	—	—

Total intangible assets		$18,559,000	$(2,466,583)	$16,092,417	$6,062,000	$(2,132,606)	$3,929,394

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales. On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement. As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000. At March 31, 2011 and 2010, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC. As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Expected future amortization of intangible assets is as follows:

12-month period ended December 31,
2011	$1,335,909
2012	1,335,909
2013	1,335,909
2014	1,331,575
2015	1,225,337
Thereafter	6,334,779

$12,899,418

7.	Debt
3% Convertible Senior Secured Promissory Notes

In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) to accredited investors. The offering was completed on June 17, 2009, and the Company received aggregate proceeds of $3,472,000, representing the face value of the Notes. The aggregate proceeds include $250,000 of Senior Notes sold to the Chairman of the Board, President and CEO, and $150,000 of Senior Notes sold to a director.

The Senior Notes were convertible into up to 6,944,000 shares of the Company’s common stock at $.50 per share (a) at any time upon the election of the holder of the Senior Notes; (b) automatically in the event of a merger transaction; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock closes at not less than $1.50 for not less than 20 consecutive trading days in any period prior to the maturity date. Once converted, the Common Stock may be sold following satisfaction of the applicable conditions set forth in Rule 144. Maturity was set for three years and interest was earned at 3% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock. The Senior Notes were secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc.

The Company evaluated the Senior Notes for accounting purposes under GAAP and determined that the conversion feature met the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature was not required. Notwithstanding, the Senior Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500. Accordingly, the Senior Notes were recorded net of a discount of $676,500, which was recorded in paid-in capital, with the discount amortized through periodic charges to interest expense during the term of the Senior Notes using the effective interest method.

In conjunction with the offering, the Company incurred total placement fees of $236,614, consisting of $138,040 in cash and $98,574 representing the fair value of 315,520 common stock warrants issued to the placement agents at an exercise price of $.50 per share. The warrants expire in five years. The direct costs of $236,614 were recorded as deferred financing costs and were amortized over the term of the Senior Notes using the effective interest method. The warrants were classified in stockholders’ equity.

On March 31, 2010, the Company elected to exercise its right to convert the outstanding Note Payable amount, including accrued interest of $3,532,361 into common stock at a conversion price of $0.50 per share, resulting in the issuance of 7,064,721 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the Note whereby as of March 30, 2010, the trading price of the Common Stock closed at not less than $1.50 per share for not less than 20 consecutive trading days prior to the Maturity Date. As a result of the conversion, the Company recognized the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense. In addition, $174,739 in unamortized deferred financing costs were charged against additional paid in capital.

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

According to GAAP, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount of the warrants and beneficial conversion feature totaled $287,449 which has been recorded as a debt discount that was charged to interest expense for the year ended December 31, 2010.

The fair value of the Warrant was determined based upon the Black-Scholes-Merton pricing model using the following underlying assumptions:

	October 20	November 4
Term	3 Years	3 Years
Volatility	58.75%	58.31%
Interest Rate	1.11%	1.04%

As of December 31, 2010 the holders of the two (2) notes with an initial face value of $50,000 each exercised the conversion option. The holder of the other two (2) notes agreed to extend the term of the notes until February 28, 2011, at which time the holder exercised the conversion option. Upon this election, the Company issued 406,664 shares of MiMedx common stock, 203,332 callable warrants and 203,332 contingent warrants.

Revolving Secured Line of Credit Agreement

On March 31, 2011, the Company and its Chairman of the Board and CEO (“the Lender”) entered into a Subscription Agreement for a 5% Convertible Senior Secured Promissory Note (“Subscription Agreement”) and, in connection therewith, agreed to issue a 5% Convertible Senior Secured Promissory Note (“Note”) in the amount borrowed by the Company, and a First Contingent Warrant (“First Contingent Warrant”) and a Second Contingent Warrant (“Second Contingent Warrant”) to Purchase Common Stock per the terms described below. The First and Second Contingent Warrants each expire in five years; however, each is subject to automatic terminations as defined in the First Contingent Warrant and Second Contingent Warrant terms.

Under the terms of the Subscription Agreement, the Chairman & CEO agreed to issue a Revolving Secured Line of Credit Agreement (“Credit Agreement”) to the Company of up to $3,600,000 to fund its working capital needs. The method of borrowing requires the submission of an Advance Request by a duly authorized officer or employee of the Company. Each advance bears interest on the outstanding principal at a rate per annum equal to 5%. The Company may repay and reborrow, provided there is no event of default, as needed. The initial termination date of the Credit Agreement is December 31, 2012 and the Company may elect to extend the termination date until December 31, 2013 upon payment of an extension fee. Collateral for the Credit Agreement includes (i) all of the Company’s intellectual property with the exception of intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, as more particularly set forth in the Security and Intercreditor Agreement.

At the option of the holder, the Note is convertible into the number of shares of common stock of the Company equal to the quotient of the outstanding principal amount and accrued interest of the Note as of the date of such election divided by $1.00 per share.

The Contingent Warrants provide for the following:

First Contingent Warrant — upon making an Advance, the Company shall issue to the Lender a warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after an Advance, less the aggregate number of shares of Common Stock subject to all First Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share;

Second Contingent Warrant — upon making an Advance, the Company shall issue to the Lender an additional warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after an Advance, less the aggregate number of shares of Common Stock subject to all Second Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share;

The maximum number of Contingent Warrants that may be issued under the Secured Line of Credit Agreement would be 1,800,000 warrants assuming the Company were to borrow the entire $3,600,000 available under the agreement. The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

The first Advance in the amount of $800,000 was drawn on March 31, 2011, resulting in the issuance of 400,000 contingent warrants at an exercise price of $0.01 per warrant.
8.	Common Stock Placements
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

The Second Contingent Warrant, (the “Second Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $31,150,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “Second Measurement Date”) the closing trading price of the Stock is at least $1.75 per share for ten or more consecutive trading days.

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

Through March 31, 2011, the Company sold an additional 1,212,775 shares of common stock and issued an additional 606,388 warrants and received net proceeds of approximately $1,212,000. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.
9.	Equity
Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2011 totaled 910,000 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 9,500,000 at March 31, 2011.

Activity with respect to the stock options is summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2011	8,257,650	$1.20
Granted	1,794,000	$1.25
Exercised	—	—
Forfeited or cancelled	(273,650)	$1.71

Outstanding at March 31, 2011	9,778,000	$1.10	6.8	$1,541,698

Vested or expected to vest at March 31, 2011	5,723,174	$1.19	5.3	$1,182,575
There were no options exercised during the three months ended March 31, 2011.

Following is a summary of stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining
		Contractual	Weighted-		Weighted-
	Number	Term	Average	Number	Average
Range of Exercise Prices	outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.0001 - $0.50	821,000	3.5	$0.48	560,210	$0.48
$0.65 - $1.00	3,472,500	6.1	$0.80	2,932,076	$0.82
$1.04 - $1.80	4,884,500	8.6	$1.44	1,630,888	$1.65
$2.40	600,000	1.5	$2.40	600,000	$2.40

	9,778,000	6.8	$1.19	5,723,174	$1.19

A summary of the status of the Company’s unvested stock options follows:

		Weighted-
		Average
	Number of	Grant Date
Unvested Stock Options	Shares	Fair Value
Unvested at January 1, 2011	2,679,787	$0.87
Granted	1,794,000	$0.68

Cancelled/expired	(273,650)	$0.49

Vested	(145,311)	$0.69

Unvested at March 31, 2011	4,054,826	$0.80

Total unrecognized compensation expense related to granted stock options at March 31, 2011, was approximately $3,153,023 and will be charged to expense through July 2015.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Three Months ended
March 31,
2011
Expected volatility	57.6-57.8%
Expected life (in years)	6
Expected dividend yield	—
Risk-free interest rate	1.96% - 2.14%
The weighted-average grant date fair value for options granted during the three months ended March 31, 2011 was approximately $0.68.

Warrants

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

				Weighted-
		Weighted-		Average
		Average		Exercise
		Exercise	Number of	Price per
	Number of	Price per	Contingent	Contingent
	Warrants	Warrant	Warrants	Warrant
Warrants outstanding at January 1, 2011	6,003,924	$1.21	1,252,990	$0.01
Issued in connection with private placement of common stock	606,388	$1.50	606,388	$0.01
Issued in connection with convertible promissory notes	203,332	$1.50	203,332	$0.01
Issued in connection with line of credit	—	$—	400,000	$0.01
Expired warrants	—	$—	—	$—
Exercised in connection with private placement of common stock	—	$—	—	$—

Warrants outstanding at March 31, 2011	6,813,644	$1.09	2,462,710	$0.01

Warrants may be exercised in whole or in part by:
•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or
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
All of our warrants are classified as equity as of March 31, 2011 and December 31, 2010.

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of March 31, 2011 was 6,813,644. The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.

10.	Income taxes

The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.

11.	Contractual Commitments

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with our VP-Sales for EMEA and for some key employees acquired with Surgical Biologics. In addition, the Company has minimum royalty payments due in conjunction with one of its licenses. The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended March 31,
2012	$884,221
2013	618,178
Thereafter	48,948

$1,551,347

12.	Subsequent Events

The Company announced plans to close its Tampa, Florida leased facility in order to consolidate manufacturing, research and development in Georgia. The details of the closing, including whether certain employees may be offered continued employment at our Marietta or Kennesaw, Georgia, facilities have yet to be determined. The Company expects to complete the closing during the third quarter.

Salaried employees affected by the decision are eligible for severance benefits under company policy. Hourly employees who are permanently laid off as a result of the decision are eligible for severance pay under state law.

The estimated financial impact of this decision will be made available once it has been compiled by management.

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
Overview
MiMedx Group, Inc. (“MiMedx Group”) is an integrated developer, manufacturer and marketer of patent-protected biomaterial-based products. MiMedx Group has emerged from a development-focused start-up company into a fully integrated operating company with the expertise to capitalize on its science and technology and the capacity to generate sales growth and profitability.
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
Recent Events
On January 5, 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC, for an aggregate of $16.4 million in cash, stock and assumed debt and certain additional contingent considerations. This strategic acquisition brings together market leading know-how in amnion tissue processing technology with a global distribution network uniquely positioned to rapidly exploit significant market opportunities across multiple surgical indications.
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
Surgical Biologics currently distributes tissue in several different membrane subsegments, such as ocular, dental, spine and wound care. The wound care and tissue management market in the U.S. is currently valued at approximately $7.4B, in which our products could play a strong role. The regenerative dental market is estimated at approximately $232M. The Millennium Research Group has projected the anti-adhesion market to reach an estimated $500M in 2012, and the ocular market is valued at approximately $100M. Each market’s sub-segment has unique competitors, products and distribution methods. Amniotic membrane, as processed by SB, has unique “bio-active” properties that offer benefits that most competitive products cannot offer. SB’s tissues provide anti-inflammatory, anti-angiogenesis, anti-scarring and barrier properties as well as enhanced healing at the surgical site.
Surgical Biologics has developed a specialized method for the processing of amniotic membrane. This patent pending process, named Purion™, consists of unique methods which maximize yield, while minimizing manufacturing costs. The Purion™ process was engineered to create an implant that is optimized for ease of use while providing the patient with the maximum assurance of safety. Surgical Biologics currently has seven patents pending that have been filed with the United States Patent Office. The patent filings consist of the intellectual property used to process tissues and/or apply the tissues in a unique manner in surgery.

In addition to the existing implants, SB is in the final stages of development of new offerings for the wound care, burn, general surgery, gynecology and ENT surgery markets. Thus far, amniotic tissues for these uses show great promise, and the Company has begun limited commercial distribution for such purposes. The wound care tissue, which is undergoing a multi-center clinical evaluation, also has shown particular promise, and the Company believes that this tissue has the potential to surpass all other products in commercial distribution. SB continues to research new opportunities for amniotic tissue, and currently has several additional offerings in the first stages of conceptualization.
Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenue
Revenue was approximately $1,043,000 for the three months ended March 31, 2011, as compared to $115,000 for the three months ended March 31, 2010. The increase in revenue is due primarily to sales of our amniotic membrane tissue. The Company experienced strong demand in the Spine, Ophthalmology, and Orthopedics markets. During the quarter, the Company added a new Vice President of Sales for Europe, Middle East and Africa (“EMEA”) who is in the process of developing an effective distribution network in the region. We expect the new VP of EMEA to deliver increased revenue for the HydroFix™ Spine Shield for posterior indications in subsequent quarters. The Company had a very strong showing at the American Academy of Orthopaedic Surgeons Annual Meeting, where we launched AmnioFixTM, which reduces inflammation and scar tissue formation and utilizes our proprietary Purion® Process which protects the delicate scaffold during processing, leaving the collagen matrix intact. Additionally, the Company added a new position, Vice President of Wound Care, to exploit market growth opportunities in the wound care market.
Cost of Products Sold
Cost of products sold approximated $659,000 during the three months ended March 31, 2011, compared to $380,000 in the comparable period a year ago. The increase was due primarily to the increase in revenue. Excess fixed costs associated with maintaining the minimum required quality assurance and regulatory compliance organization, manufacturing management, supervisory staff, idle facilities, excessive spoilage, extra freight and handling costs are included in cost of products sold and are not capitalized into inventory, resulting in a higher cost of sales percentage. It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.
Personnel costs represent approximately 62.0% of total manufacturing and quality assurance spending. We employed 19 and 9 manufacturing and quality assurance technicians at March 31, 2011 and 2010, respectively. The increase of 10 employees was due to the support of increased production and the addition of the amnion processing and quality assurance staff of Surgical Biologics. During the quarter, the Company’s Kennesaw, Georgia facility was audited by the FDA, where zero observations were noted.
Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $276,000 or 32.5% to $848,000 during the three months ended March 31, 2011, compared to approximately $572,000 for the three months ended March 31, 2010. Approximately $89,000, or 10.5%, of R&D expenses for the quarter were attributable to the addition of Surgical Biologics staff. The remaining $187,000 increase in R&D expenses is attributable to new patent application legal fees and increased investments in animal studies related to our CollaFix™ product. Overall spending on animal studies in the quarter was $222,000. This spending level is expected to decline over the balance of the year.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories. As of March 31, 2011, we employed 14 R&D employees, compared to 20 R&D employees at March 31, 2010. The acquisition of Surgical Biologics added 2 full time employees to the R&D team. During the quarter, the Company received 2 Issued Patents, one for HydroFixTM and one for CollaFIxTM, had one provisional patent converted to Utility and filed, and filed one additional provisional patent application.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses (“SG&A expenses”) increased approximately $1,082,000 or 38.7%, to $2,793,000 for the three month period ending March 31, 2011, as compared to the same period in 2010. Approximately $711,000, or 25.5%, of SG&A expenses for the quarter were attributable to the acquisition of Surgical Biologics including $189,000 in legal fees and $61,000 in external auditing fees, the majority of which is related to the merger; $167,000 in amortization of newly acquired intangible assets; $173,000 in additional expenses for Surgical Biologics staff and general office expenses; $121,000 in sales and marketing expenses, rent and depreciation. The remaining $371,000 increase in SG&A expenses reflects $289,000 in share based compensation, $270,000 in sales and marketing expenses due to trade show and market launch expenses and $97,000 in legal fees which are primarily related to the merger. These increases were offset by decreases in SG&A of $285,000, primarily due to reductions in accounting and human resources personnel costs and other administrative expenses. Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs. As of March 31, 2011, we employed 15 personnel in selling, general and administrative functions as compared to 8 as of March 31, 2010. The increase includes four SG&A team members from Surgical Biologics, the addition of our Vice President of Sales for EMEA, our Vice President of Wound Care and other marketing and sales support personnel.
During the three months ended March 31, 2011 and 2010, we recorded approximately $116,000 and $111,000 in depreciation expense, respectively. The increase of $5,000 in depreciation expense was attributable to the acquisition of Surgical Biologics. We depreciate our assets on a straight-line basis, principally over five to seven years.
During the three months ended March 31, 2011 and 2010, we recorded approximately $334,000 and $167,000 in amortization expense, respectively. All of the $167,000 increase was attributable to the acquisition of Surgical Biologics. We amortize our intangible assets over a 3 to 14 year period, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Other Expense/Income
We recorded other expense of approximately $91,000 during the three months ended March 31, 2011, compared with approximately $594,000 of other expense during the three months ended March 31, 2010. Of the $91,000 incurred as of March 31, 2010, $73,000 is amortization of the beneficial conversion feature on the acquisition convertible note, and $15,000 is interest expense related to the acquisition convertible note and assumed debt. The decrease in interest expense is due to the conversion, on March 31, 2010, of all of our remaining 3% Convertible Senior Secured Promissory Notes into shares of our common stock and the recognition of approximately $500,000 of the remaining unamortized debt discount related to those Notes.
Liquidity and Capital Resources
Planned principal operations have commenced, and first quarter revenues were in line with management’s expectations. Additionally, the Company raised approximately $1,212,000 through a private placement and secured a Line of Credit with the Company’s Chairman and CEO of up to $3,600,000 for general working capital purposes. As of March 31, 2011 the Company had borrowed $800,000 through the line of credit facility. The Company has forecasted to be positive in terms of cash flow from operations during the third quarter of this year. As of March 31, 2011, the Company had approximately $1,021,000 of cash and cash equivalents. The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs for the next twelve months.

Discussion of cash flows
Net cash used in operations during the three months ended March 31, 2011, decreased approximately $107,000 to $1,790,000 compared to $1,897,000 used in operating activities for the three month period ended March 31, 2010, reflecting our increased sales activity and acceleration of our efforts to transition into an operating company. This is the lowest quarterly cash outflow from operations since the Company recorded its first revenue in the fourth quarter of 2009. The changes in assets and liabilities included in the Statement of Cash Flows are net of the effects of the Surgical Biologics acquisition.
Net cash used in investing activities during the three months ended March 31, 2011 was approximately $428,000 due to investments in production equipment and cash paid for the acquisition of Surgical Biologics.
Net cash flows from financing activities during the three months ended March 31, 2011 was approximately $1,898,000 due to cash received related to our October 2010 Private Placement of approximately $1,212,000 that we have decided to keep open due to ongoing investor interest, $800,000 borrowed from our Revolving Secured Line of Credit, the repayment of approximately $99,000 outstanding under a line of credit assumed in the acquisition of Surgical Biologics, and the payment of approximately $15,000 in principal and interest on three notes assumed in the acquisition of Surgical Biologics.
Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of March 31, 2011, is provided in Note 11 of the unaudited condensed consolidated financial statements included in Item 1.
Critical Accounting Policies
In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first three months of fiscal 2011, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements: In December 2010, the FASB issued ASU 2010-28 to Topic 350 — Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of this update did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29 to Topic 805 — Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We adopted this update for the acquisition completed in 2011.
Recently issued accounting pronouncements not yet adopted:
FASB ASU 2011-01 and 2011-02 relate to Topic 310 — Receivables. These ASU’s apply to Creditors and are not applicable to us.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s business is anticipated to be directly dependent on foreign operations as the Company’s sales to customers outside the U.S. become significant. A portion of the Company’s total revenue is anticipated to be dependent on selling to distributors outside the U.S., some of which will be invoiced in foreign currencies, primarily the EURO. There is also risk related to the changes in foreign currency exchange rates as it relates to sales operating expenses paid in EURO’s. We are currently considering taking affirmative steps to hedge the risk of fluctuations in foreign currency exchange rates as revenues continue to increase. We do not expect our financial position, results of operations or cash flows to be materially impacted due to a sudden change in foreign currency exchange rate fluctuations relative to the U.S. Dollar over the next three months.
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

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:
Market Concentrations and Credit Risk
Distribution — The Company’s principal concentration of risk is related to its limited distribution channels. Two customers accounted for more than 10% of revenues for the three months ended March 31, 2011. For the three months ended March 31, 2011, the amount of revenue derived from one customer represented 39% and another customer represented 27% of total revenue.
The Company’s accounts receivable are derived from customers primarily located in the United States of America. Two customers accounted for 54% of the total accounts receivable as of March 31, 2011. One customer was approximately 40%, a second customer was approximately 14%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
From January 1, 2011, through March 31, 2011, the Company sold an additional 1,212,775 shares of Common Stock and issued an additional 809,720 warrants and received net cash proceeds of approximately $1,212,000. See Notes 8 and 9 of “Notes to the Unaudited Condensed Consolidated Financial Statements” for the terms of the Warrants. These sales were made in conjunction with the Company’s most recent private placement, which commenced in October 2010 (“October 2010 Private Placement”).

The Company relied on Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described above because they were offered to accredited investors and a limited number of unaccredited investors who purchased for investment in transactions that did not involve a general solicitation.
Form 10-K for the twelve months ended December 31, 2010 filed March 31, 2011, and Form D dated November 29, 2010, also provide information related to unregistered sales of equity securities during the twelve months ended December 31, 2010.
We did not repurchase any shares during the three months ended March 31, 2011, and currently have no share repurchase plans or programs.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Reference	Description

10.90	#*	MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan, as amended April 25, 2011

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
May 10, 2011

By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer