Form 10-Q
period 2011-06-30
MIMEDX GROUP, INC.
filed 2011-08-04
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 31, 2011, there were 73,646,895 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$1,614,350	$1,340,922
Accounts receivable, net	1,212,594	162,376
Inventory	561,917	111,554
Prepaid expenses and other current assets	234,192	90,946

Total current assets	3,623,053	1,705,798

Property and equipment, net of accumulated depreciation of $1,701,688and $1,392,704, respectively	741,387	756,956
Goodwill	4,040,443	857,597
Intangible assets, net of accumulated amortization of $2,800,561and $2,132,606, respectively	15,758,439	3,929,394
Deposits and other long term assets	119,082	102,500

Total assets	$24,282,404	$7,352,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,618,907	$848,285
Short-term convertible notes, plus accrued interest of $3,432	-	403,432
Short-term notes payable, plus accrued interest of $97	45,540	-
Deferred rent	6,620	-
Customer deposits	43,125	-
Earn-out liability, payable in MiMedx stock	3,850,000	-
Total current liabilities	5,564,192	1,251,717

Earn-out liability, payable in MiMedx stock	3,554,700	-
Convertible debt, plus accrued interest of $24,110	959,209	-
Convertible line of credit with related party, plus accrued	1,240,877	-
interest of $9,959 and amortized discount of $10,918
Notes payable, plus accrued interest of $301	7,704	-
Other long term liabilities	30,197	-
Total liabilities	11,356,879	1,251,717

Commitments and contingencies (Note 11)	-	-

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;73,696,895 issued and 73,646,895 outstanding for 2011 and 64,381,910 issued and 64,331,910 outstanding for 2010	73,697	64,382
Additional paid-in capital	70,555,255	57,888,506
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(57,678,427)	(51,827,360)

Total stockholders' equity	12,925,525	6,100,528

Total liabilities and stockholders' equity	$24,282,404	$7,352,245

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES:
Net sales	$1,929,399	$322,075	$2,972,886	$436,930

OPERATING COSTS AND EXPENSES:
Cost of products sold	789,405	435,925	1,448,281	815,513
Research and development expenses	662,487	752,711	1,510,390	1,325,115
Selling, general and administrative expenses	2,893,942	1,831,236	5,686,998	3,542,674

LOSS FROM OPERATIONS	(2,416,435)	(2,697,797)	(5,672,783)	(5,246,372)

OTHER INCOME (EXPENSE), net
Interest (expense) income, net	(87,070)	1,228	(178,284)	(592,282)

LOSS BEFORE INCOME TAXES	(2,503,505)	(2,696,569)	(5,851,067)	(5,838,654)
Income taxes	-	-	-	-

NET LOSS	$(2,503,505)	$(2,696,569)	$(5,851,067)	$(5,838,654)

Net loss per common share
Basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.10)

Shares used in computing net loss per common share
Basic and diluted	71,819,017	60,635,877	71,098,976	55,918,851

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2010	64,381,910	$64,382	$57,888,506	$(25,000)	$(51,827,360)	$6,100,528

Employee share-based compensation expense	-	-	809,469	-	-	809,469

Other share-based compensation expense	-	-	222,208	-	-	222,208

Exercise of stock options	25,000	25	(22)	-	-	3

Sale of common stock and warrants (net of $600 of offering costs)	3,633,321	3,634	3,629,087	-	-	3,632,721

Shares issued in conjunction with conversion of convertible debt	406,664	406	406,257	-	-	406,663

Shares issued in conjunction with acquisition of Surgical Biologics, LLC	5,250,000	5,250	7,082,250	-	-	7,087,500

Beneficial conversion feature recognized on convertible debt	-	-	437,500	-	-	437,500

Benefical conversion feature recognized on line of credit	-	-	80,000	-	-	80,000

Net loss for the period	-	-	-	-	(5,851,067)	(5,851,067)

Balances, June 30, 2011	73,696,895	$73,697	$70,555,255	$(25,000)	$(57,678,427)	$12,925,525

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,851,067)	$(5,838,654)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	231,862	223,264
Amortization of intangible assets	667,954	333,966
Amortization of debt discount and deferred financing costs	133,517	499,610
Employee share-based compensation expense	809,469	460,756
Other share-based compensation expense	222,208	42,554
Increase (decrease) in cash resulting from changes, net of effects of acquisition, in:
Accounts receivable	(559,044)	(380,565)
Inventory	(103,257)	(64,408)
Prepaid expenses and other current assets	(140,508)	(704)
Other assets	-	96,702
Accounts payable and accrued expenses	574,521	726,919
Accrued interest	37,698	-
Other liabilities	57,127	-
Net cash flows from operating activities	(3,919,520)	(3,900,560)

Cash flows from investing activities:
Purchases of equipment	(143,427)	(120,367)
Cash paid for acquisition, net of cash acquired of $33,583	(466,417)	-
Net cash flows from investing activities	(609,844)	(120,367)

Cash flows from financing activities:
Net proceeds from line of credit with related party	1,300,000	-
Repayment of line of credit	(99,000)	-
Repayment of notes payable	(30,932)	-
Proceeds from sale of common stock and warrants, net	3,632,721	785,000
Proceeds from exercise of stock options	3	102,626
Proceeds from exercise of warrants	-	3,207,969
Net cash flows from financing activities	4,802,792	4,095,595

Net change in cash	273,428	74,668

Cash, beginning of period	1,340,922	2,653,537

Cash, end of period	$1,614,350	$2,728,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,833	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:

During the six months ended June 30, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt issued with regard to its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $80,000 related to the convertible Line of Credit with a related party

During the six months ended June 30, 2010:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products and amnion tissue processing for a variety of surgical applications using the Company’s proprietary biomaterials—CollaFix™, HydroFix™, EpiFix® and AmnioFix™.

2.         Significant accounting policies

Please see the Company’s 10-K filing for the fiscal year ended December 31, 2010 for a description of all significant accounting policies.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition”.

Sales revenue is recognized when the products are shipped. Advance payments received for products are recorded as deferred revenue and are generally recognized when the product is shipped. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded $17,268 and $22,481 for net sales returns provisions for the three months ended June 30, 2011 and 2010, respectively.   For the six months ended June 30, 2011 and 2010, there were net sales returns provisions of $20,749 and $24,449, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(2,503,505)	$(2,696,569)	$(5,851,067)	$(5,838,654)
Denominator for basic earnings per share - weighted average shares	71,819,017	60,635,877	71,098,976	55,918,851
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	71,819,017	60,635,877	71,098,976	55,918,851

Loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.10)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	June 30, 2011	June 30, 2010
Outstanding Stock Options	10,434,667	7,935,650
Outstanding Warrants	8,023,917	4,426,185
Convertible line of credit with related party	1,300,000	—
Convertible Debt, promissory note	1,250,000	—
	21,008,584	12,361,835

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of December 31, 2010, indicated that goodwill was not impaired. There were no indicators of impairment as of June 30, 2011.

Recently adopted accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-28: Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350).  The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted.  Adoption of this update had no impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29: Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805).  The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We adopted this update for the acquisition completed in 2011.

Recently issued accounting pronouncements not yet adopted

In June 2011, the FASB issued ASU Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to the Codification in this ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amendments to the Codification in this ASU will provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

3.         Liquidity and management’s plans

The Company raised approximately $2,421,000 through a private placement and borrowed $1,300,000 from a line of credit established with the Company’s Chairman and CEO during the quarter ended June 30, 2011.  As of June 30, 2011, the Company had approximately $1,614,000 of cash and cash equivalents.  The Company reported total current assets of approximately $3,623,000 and current liabilities payable in cash of approximately $1,714,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

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

As a result of the beneficial conversion feature, the 4% Convertible Promissory Notes were recorded net of a discount of $437,500 related to the beneficial conversion feature, the offset of which is recorded in paid-in capital, and the discount will be amortized through periodic charges to interest expense over the tem of the 4% Convertible Notes using the effective interest method.

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

The actual purchase price was based on cash paid, the fair value of our stock on the date of the Surgical Biologics acquisition, and direct costs associated with the combination. The actual purchase price was allocated as follows:

Value of 5,250,000 shares issued at $1.35 per share	$7,087,500
Cash paid at closing	350,000
Cash retained for working capital	150,000
Assumed Debt	182,777
Convertible Secured Promissory Note	1,250,000
Fair value of earn-out	7,404,700
Total fair value of purchase price	$16,424,977

Assets purchased:
Tangible assets:
Working capital, net of assumed debt	$671,880
Other assets, net	385
Property, plant and equipment	72,866
745,131
Intangible assets:
Customer relationships	3,520,000
Supplier relationships	241,000
Patents and know-how	5,530,000
Trade names and trademarks	1,008,000
In-process research and development – liquid	2,160,000
In-process research and development – other	25,000
Licenses and permits	13,000
12,497,000

Goodwill	3,182,846
Total Assets Purchased	$16,424,977

Working capital and other assets were composed of the following:

Working capital:
Cash	$33,583
Prepaid Expenses	2,738
Accounts Receivable	181,087
License Receivable	340,000
Inventory	347,106
Accounts payable and accrued expenses	(196,101)
Deferred rent and customer deposits	(36,533)
Debt-free working capital	671,880

Current portion of debt	(62,590)
Long-term debt	(21,187)
Line of credit	(99,000)
Net working capital	$489,103

Deposits	$16,582
Deferred rent (non-current)	(16,197)
$385

The combination was accounted for as a purchase business combination as defined by FASB Topic 805 – Business Combinations.  The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by us.

The values assigned to intangible assets are subject to amortization.  The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset:	life (in years)
Customer relationships	14
Supplier relationships	14
Patents and know-how	14
Trade names and trademarks	indefinite
In-process research and development – liquid	indefinite
In-process research and development – other	indefinite
Licenses and permits	3

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.  Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction.  Goodwill is tested for impairment as defined by FASB Topic 350 – Intangibles – Goodwill and Other.

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

ProForma information for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$1,930,000	$1,240,000	$2,973,000	$1,654,000

Net income (loss)	$(2,504,000)	$(2,838,000)	$(5,615,000)	$(6,431,000)

(Loss) per share	$(0.03)	$(0.04)	$(0.08)	$(0.11)

The 2011 supplemental pro forma earnings for the six months ended June 30, 2011 were adjusted to exclude $236,000 of acquisition-related legal, audit and accounting costs.  The supplemental pro forma earnings for the three and six months ended June 30, 2010 were adjusted to include $50,000 and $123,000, respectively, of amortization of deferred financing costs related to the $1,250,000 note payable, $167,000 and $334,000, respectively, of amortization costs related to $9,304,000 in recorded intangible assets with defined useful lives and $0 and $236,000, respectively, of acquisition related legal, audit and accounting costs which was included in the reported Net Income for the quarter ended March 31, 2011 as a result of the acquisition.  The shares outstanding used in calculating the loss per share for the 2010 periods were adjusted to include 5,250,000 shares issued as part of the purchase price and assumed issued on January 1, 2010.

5.	Inventories

Inventories consisted of the following items as of June 30, 2011, and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw materials	$133,290	$61,332
Work in process	189,398	42,241
Finished goods	239,229	7,981
Total	$561,917	$111,554

6.	Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		June 30, 2011			December 31, 2010
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research	10 years	$996,000	$(438,233)	$557,767	$996,000	$(388,433)	$607,567
License - SaluMedica LLC Spine Repair	10 years	2,399,000	(1,165,565)	1,233,435	2,399,000	(1,017,557)	1,381,443
License - Polyvinyl Alcohol Cryogel	10 years	2,667,000	(862,775)	1,804,225	2,667,000	(726,616)	1,940,384
Customer Relationships	14 years	3,520,000	(125,714)	3,394,286	—	—	—
Supplier Relationships	14 years	241,000	(8,607)	232,393	—	—	—
Patents & Know-How	14 years	5,530,000	(197,500)	5,332,500	—	—	—
Licenses/Permits	3 years	13,000	(2,167)	10,833	—	—	—
		15,366,000	(2,800,561)	12,565,439	6,062,000	(2,132,606)	3,929,394
Intangible assets not subject to amortization:
Trade Names/Trademarks	indefinite	1,008,000	—	1,008,000	—	—	—
In-process Research & Development-Liquid	indefinite	2,160,000	—	2,160,000	—	—	—
In-process Research & Development-Other	indefinite	25,000	—	25,000	—	—	—
		$18,559,000	$(2,800,561)	$15,758,439	$6,062,000	$(2,132,606)	$3,929,394

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  At June 30, 2011 and 2010, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Estimated future amortization expense related to the June 30, 2011 net carrying amount of $12,565,439 for intangible assets subject to amortization is as follows:

Year ending December 31,	Estimated Amortization Expense
2011 (1)	$667,955
2012	1,335,909
2013	1,335,909
2014	1,331,575
2015	1,225,337
Thereafter	6,668,754
$12,565,439

(1)	Estimated amortization expense for the year ending December 31, 2011 includes only amortization to be recorded after June 30, 2011.

7.	Debt

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

The Company evaluated the Senior Notes for accounting purposes under GAAP and determined that the conversion feature met the conventional-convertible exemption and, accordingly, bifurcation and fair-value measurement of the conversion feature was not required. Notwithstanding, the Senior Notes were issued with a beneficial conversion feature, having an intrinsic value of approximately $676,500.  Accordingly, the Senior Notes were recorded net of a discount of $676,500, the offset of which was recorded in paid-in capital, with the discount amortized through periodic charges to interest expense during the term of the Senior Notes using the effective interest method.

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

On March 31, 2010, the Company elected to exercise its right to convert the outstanding Note Payable amount, including accrued interest of $3,532,361 into common stock at a conversion price of $0.50 per share, resulting in the issuance of 7,064,721 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the Note whereby as of March 30, 2010, the trading price of the Common Stock closed at not less than $1.50 per share for not less than 20 consecutive trading days prior to the Maturity Date.  As a result of the conversion, the Company recognized the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense in 2010.  In addition, $174,739 in unamortized deferred financing costs were charged against additional paid in capital.

Hybrid Debt Instrument

In October 2010, the Company and its Chairman of the Board and CEO as well as two other Company directors entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.

Under the terms of the Subscription Agreement, the Chairman & CEO agreed to advance the Company $400,000, comprised of a $150,000 Note dated October 20, 2010 and a $250,000 Note dated November 4, 2010, and the two Company directors agreed to advance $50,000 each to fund its working capital needs. Such indebtedness was evidenced by the Note, which included interest at the rate of 5% per annum, and was due and payable in full on December 31, 2010, and, at the option of the holder, was convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 10, 2010, or, if there are no such sales, $1.00 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued one Warrant for the number of shares of common stock of the Company by dividing the aggregate amount of the advances by the Conversion Price resulting in 500,000 warrants being issued. The exercise price of the Warrant is the Conversion Price.

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

As of December 31, 2010 the holders of the two notes with an initial face value of $50,000 each exercised the conversion option. The holder of the other two notes agreed to extend the term of the notes until February 28, 2011, at which time the holder exercised the conversion option. Upon this election, the Company issued 406,664 shares of MiMedx common stock, 203,332 callable warrants and 203,332 contingent warrants.

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

Under the terms of the Subscription Agreement, the Chairman & CEO agreed to issue a Revolving Secured Line of Credit Agreement (“Credit Agreement”) to the Company of up to $3,600,000 to fund its working capital needs.  The first borrowing in the amount of $800,000 was on March 31, 2011, resulting in the issuance of 400,000 contingent warrants at an exercise price of $0.01 per warrant.  Additional borrowings in the amount of $500,000 were drawn during the three months ended June 30, 2011, resulting in the issuance of 250,000 contingent warrants at an exercise price of $0.01 per warrant.

Per the agreement, this commitment shall be reduced based the amount of funds raised through other financing activities beginning on April 1, 2011. In the second quarter ended June 30, 2011 the Company raised approximately $2,400,000 through a private placement. Based upon the amount borrowed under the Credit Agreement and the amount raised through the private placement there is no additional credit available under the Credit Agreement.   The Company may repay and reborrow, provided there is no event of default, as needed.  The initial termination date of the Credit Agreement is December 31, 2012 and the Company may elect to extend the termination date until December 31, 2013 upon payment of an extension fee.  Each borrowing bears interest on the outstanding principal at a rate per annum equal to 5%.  Collateral for the Credit Agreement includes (i) all of the Company’s intellectual property with the exception of intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, as more particularly set forth in the Security and Intercreditor Agreement.

At the option of the holder, the Note is convertible into the number of shares of common stock of the Company equal to the quotient of the outstanding principal amount and accrued interest of the Note as of the date of such election divided by $1.00 per share.

The Contingent Warrants provide for the following:

First Contingent Warrant – upon borrowing under the Note, the Company shall issue to the Lender a warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after borrowing, less the aggregate number of shares of Common Stock subject to all First Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share;

Second Contingent Warrant – upon borrowing under the Note, the Company shall issue to the Lender an additional warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after borrowing, less the aggregate number of shares of Common Stock subject to all Second Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share;

As of June 30, 2011, the Company has issued 650,000 warrants under the Secured Line of Credit Agreement, based on the borrowing of $1,300,000 under the agreement.  The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010.  As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010.  See Note 9 for further information about this exercise.

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

October 2010 Private Placement

In October 2010, the Company commenced a private placement to sell common stock and warrants. From October 30, 2010, through December 31, 2010, the Company sold 2,405,000 shares of common stock at a price of $1.00 per share and received proceeds of $2,337,020 net of $67,980 in offering costs. Under the terms of the offering, for each share purchased, the investor received one 5-year warrant to purchase the common stock of the Company at an exercise price of $1.50 per share. The terms of the warrant, (the “Callable Warrant”) are that for every two shares of common stock purchased, the holder is issued a 5-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. The Callable Warrant does not carry registration rights and is callable by the Company at any time after the issuance if the closing sale price of the Stock exceeds $1.75 for fifteen (15) or more consecutive trading days. Upon written notice, the Company may redeem the Callable Warrant at a price of $0.01 per share.

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

For the six months ended June 30, 2011, the Company sold 3,633,321 shares of common stock and issued an additional 1,816,661 warrants and received net proceeds of approximately $3,632,721. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.

9.         Equity

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at June 30, 2011 totaled 910,000 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 9,500,000 at June 30, 2011.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	8,257,650	$1.20
Granted	2,511,500	$1.20
Exercised	(25,000)	$0.0001
Forfeited or cancelled	(309,483)	$1.65
Outstanding at June 30, 2011	10,434,667	$1.19	6.8	$1,118,845

Vested or expected to vest at June 30, 2011	6,152,448	$1.19	5.4	$888,116

 The intrinsic value of the options exercised during the three months ended June 20, 2011, was approximately $25,000.

Following is a summary of stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	787,000	3.3	$0.50	578,196	$0.50
$0.65 - $1.00	3,472,500	5.8	$0.80	3,018,349	$0.81
$1.04 - $1.80	5,575,167	8.6	$1.39	1,955,903	$1.60
$2.40	600,000	1.3	$2.40	600,000	$2.40
	10,434,667	6.8	$1.19	6,152,448	$1.19

A summary of the status of the Company’s unvested stock options follows:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2011	2,679,787	$0.87
Granted	2,511,500	$0.65
Cancelled/expired	(309,483)	$0.55
Vested	(599,585)	$0.70
Unvested at June 30, 2011	4,282,219	$0.76

Total unrecognized compensation expense related to granted stock options at June 30, 2011, was approximately $3,023,000 and will be charged to expense through July 2015.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months ended June 30, 2011	Year ended December 31, 2010
Expected volatility	57.3-57.6%	57.9-60.2%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	1.48% - 2.24%	1.15% - 2.75%

The weighted-average grant date fair value for options granted during the six months ended June 30, 2011 was approximately $0.65.

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

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per Contingent Warrant
Warrants outstanding at January 1, 2011	6,003,924	$1.21	1,252,990	$0.01
Issued in connection with private placement of common stock	1,816,661	$1.50	1,816,662	$0.01
Issued in connection with convertible promissory notes	203,332	$1.50	203,332	$0.01
Issued in connection with line of credit with related party	—	$—	650,000	$0.01
Expired warrants	—	$—	—	$—
Exercised in connection with private placement of common stock	—	$—	—	$—
Warrants outstanding at June 30, 2011	8,023,917	$1.30	3,922,984	$0.01

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of June 30, 2011 and December 31, 2010.

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010.  As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010.   The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other Company director.  As a result of this activity, the number of warrants outstanding as of June 30, 2011 was 8,023,917.   The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.

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

11.      Contractual Commitments

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with our VP-Sales for EMEA and for some key employees acquired with Surgical Biologics.  In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended June 30,
2012	$922,543
2013	523,368
Thereafter	37,863
$1,483,774

12.      Subsequent Events

The Company entered into a new lease for approximately 21,200 square feet of additional facility space in Kennesaw, Georgia on July 1, 2011.  The estimated annual lease expense for future years is as follows:

Year ended December 31,
2011	$37,142
2012	131,854
2013	154,971
2014	119,049
$443,016

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

Overview

MiMedx Group, Inc. ("MiMedx Group") is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.  MiMedx Group has emerged from a development-focused start-up company into a fully integrated operating company with the expertise to capitalize on its science and technology and the capacity to generate sales growth and profitability.

"Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include the device technologies HydroFix™ and CollaFix™, and our tissue technologies, AmnioFix™ and EpiFix®. Our tissue technologies, processed from the human amniotic membrane, utilize our proprietary Purion™ process that was developed by our wholly-owned subsidiary, Surgical Biologics, to produce a safe, effective and minimally manipulated implant. Surgical Biologics is the leading supplier of amniotic tissue, having supplied over 35,000 implants to date to distributors and OEMs for application in the Ophthalmic, Orthopedics, Spine, Wound Care and Dental sectors of healthcare.

Recent Events

On January 5, 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC, for an aggregate of $16.4 million in cash, stock and assumed debt.  Certain additional considerations are contingent pending certain earn-out provisions.  This strategic acquisition brings together market leading know-how in amnion tissue processing technology with a global distribution network uniquely positioned to rapidly exploit significant market opportunities across multiple surgical indications.

Surgical Biologics, (“SB”), is located in Kennesaw, Georgia. Surgical Biologics develops bioimplants processed from human amniotic membrane that can be used for a wide range of surgical indications including ocular surface repair, gum repair, wound care, burns, and many other types of surgery that require the repair of a patient's integumental (native) tissue.  SB is focused on developing technologically innovative bioimplants that offer the surgeon a variety of clinical options; allowing for greater flexibility in treatment, as well as improved surgical results.

Surgical Biologics currently distributes tissue in several different membrane subsegments, such as ocular, dental, spine and wound care.  The wound care and tissue management market in the U.S. is currently valued at approximately $7.4B, in which our products could play a strong role. The regenerative dental market is estimated at approximately $232M. The Millennium Research Group has projected the anti‐adhesion market to reach an estimated $500M in 2012, and the ocular market is valued at approximately $100M.  Each market’s sub‐segment has unique competitors, products and distribution methods. Amniotic membrane, as processed by SB, has unique “bio‐active” properties that offer benefits that most competitive products cannot offer. SB’s tissues provide anti-inflammatory, anti-angiogenesis, anti-scarring and barrier properties as well as enhanced healing at the surgical site.

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

During the most recent quarter, the Company announced the launch of EpiFix®, a bioimplant specifically processed to offer a wide variety of wound healing and wound care options.  The wound care tissue, which is undergoing a multi‐center clinical evaluation, also has shown particular promise, and the Company believes that this tissue has the potential to surpass all other products in commercial distribution.  SB continues to research new opportunities for amniotic tissue, and currently has several additional offerings in the first stages of conceptualization.

Further, the Company announced the launch of AmnioFix™ Nerve Wrap, the Company’s latest biologic implant, which is processed to offer surgical and healing options for nerve repair.  As an in vivo nerve wrap in peripheral nerve trauma, AmnioFix™ Nerve Wrap provides a protective barrier and contributes to the three phases of the natural healing process – inflammatory phase, proliferation phase and remodeling phase.

The Company also received three 510(k) clearances during the 2nd quarter relating to its HydroFix™ technology platform.  One of the clearances related to HydroFix™ Ortho Shield, which is indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue.  The two additional clearances were for HydroFix™ Vaso Shield. This device is indicated for use as a cover for vessels during anterior vertebral surgery, and has now received clearance for an expanded range of sizes and for a higher temperature exposure limit.

Also during the 2nd quarter, the Company commenced its initiative to consolidate its operations and completed the closing of its Tampa, Florida facility on July 1, 2011.  We are consolidating into the facility in which our Surgical Biologics subsidiary is located.

Results of Operations comparison for the Three Months Ended June 30, 2011 to the Three Months Ended March 31, 2011 and the Three Months Ended June 30, 2010

Due to the significant increase in quarter over quarter demand for our products, we are including comparisons of the three months ended June 30, 2011 to the three months ended March 31, 2011 in the following Results of Operations analysis.

Revenue

Revenue increased approximately $886,000 or 84.9% to $1,929,000 for the three months ended June 30, 2011, as compared to $1,043,000 for the three months ended March 31, 2011.  Revenue increased approximately $1,607,000 or 499% as compared to prior year.  The increase in revenue as compared to March 31, 2011 and June 30, 2010 is due primarily to sales of our amniotic membrane tissue.  The Company experienced strong demand in the Spine, Ophthalmology, and Orthopedics markets.

Cost of Products Sold

Cost of products as a percentage of revenue improved 22% to 40.9% from 63.1% in the first quarter of this year and improved 176% as compared to prior year, which was 135.4% of revenue.  The improvement was due primarily to the increase in revenue.  It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.

Personnel costs represent approximately $421,000 or 53.4% of total manufacturing and quality assurance and regulatory spending for the three months ended June 30, 2011.  We employed 23 full-time and 2 part-time manufacturing and quality assurance technicians at June 30, 2011, compared to 20 full-time and 2 part-time personnel for the three months ended March 31, 2011.  The increase of 3 full-time employees was due to the support of increased production and the addition of the amnion processing and quality assurance staff of Surgical Biologics.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $186,000 or 21.9% to $662,000 during the three months ended June 30, 2011, compared to approximately $848,000 for the three months ended March 31, 2011 and decreased approximately $90,000 as compared to the prior year.  Approximately $130,000, or 19.6%, of R&D expenses for the quarter were attributable to the addition of Surgical Biologics staff, which was offset by decreases in personnel costs as a result of the closure of our Tampa facility as well as lower costs in animal studies related to our CollaFix™ product.  Overall spending on animal studies in the quarter was $161,000.  This spending level is expected to decline over the balance of the year.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  As of June 30, 2011, we employed 6 full-time and 1 part-time R&D employees, compared to 13 full-time and 3 part-time R&D employees at March 31, 2011.  The closure of the Tampa facility resulted in a reduction of 5 full-time and 2 part-time employees, while two employees from the Tampa R&D group relocated to Kennesaw and joined the production team.  During the quarter, the Company filed 10 non-provisional patent applications, 3 for HydroFixTM and 7 for CollaFIxTM.

Selling, General and Administrative Expenses

Selling, General & Administrative Expenses excluding non-cash related charges for depreciation, amortization and share based compensation expense was approximately $1,900,000 for the quarter ended June 30, 2011 as compared to approximately $1,855,000 in the first quarter of 2011.  The Company continued its tight controls on spending as selling, general and administrative expenses (“SG&A expenses”) increased only 2.4% while supporting an 85% increase in revenue as compared to the first quarter.  The increase of approximately $45,000 includes the addition of our new VP of Wound Care and Director of US Sales, both of whom started at the beginning of the second quarter, as well as an increase in commission expense as a result of the increase in sales for the quarter.  These headcount additions were offset by reductions in two internal support positions as well as reductions in legal expenses and audit fees due to the completion of the acquisition during the first quarter and lower travel costs.  Non-cash related expenses for the quarter ended June 30, 2011, were approximately $993,000 as compared to $938,000 for the quarter ended March 31, 2011, with share based compensation increasing $56,000.  Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs.  As of June 30, 2011, we employed 15 full-time and 3 part-time personnel in selling, general and administrative functions, compared to 15 full-time and 2 part-time personnel for the three months ended March 31, 2011.  During the most recent quarter, we added a VP of Wound Care, Director of US Sales and one part-time accountant.  These additions were offset by reductions in two internal support positions.

Selling, General and Administrative expenses excluding non-cash related expenses increased approximately $662,000 as compared to prior year primarily due to the acquisition of Surgical Biologics and the addition of the aforementioned positions and commission expenses in support of our increased sales activity.

During the three months ended June 30, 2011, we recorded approximately $116,000 in depreciation expense, which was the same amount as recorded in the prior quarter and an increase of approximately $3,000 as compared to prior year.  We depreciate our assets on a straight-line basis, principally over five to seven years.

During the three months ended June 30, 2011, we recorded approximately $334,000 in amortization expense, which was the same amount as recorded in the prior quarter and an increase of 100% or approximately $167,000 as compared to prior year.  The increase is directly attributable to the acquisition of Surgical Biologics.  We amortize our intangible assets over a 3 to 14 year period, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill, but at least annually we test goodwill for impairment, and evaluate all goodwill and intangibles for impairment based on events or changes in circumstances as they occur.

Other Expense/Income

We recorded other expense of approximately $87,000 during the three months ended June 30, 2011, compared with approximately $91,000 of other expense during the three months ended March 31, 2011, and approximately $1,200 of other expense during the three months ended June 30, 2010.  Of the $87,000 incurred as of June 30, 2011, $61,000 was amortization of the discount on the acquisition convertible note and amortization of the beneficial conversion feature on the Line of Credit with a related party, $24,000 was interest expense related to the acquisition convertible note and assumed debt, and $2,000 was realized foreign currency loss.  The $1,200 incurred as of June 30, 2010 was approximately $1,000 of interest income and $200 of foreign currency gain.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue

Revenue increased $2,536,000 or 580.3% to $2,973,000 the six months ended June 30, 2011, as compared to $437,000 for the six months ended June 30, 2010, as we experienced strong demand in the Spine, Ophthalmology, and Orthopedics markets for our amniotic membrane tissue products.

Cost of Products Sold

Cost of products sold as a percentage of revenue improved by 137.9% to 48.7% for the six months ended June 30, 2011 as compared to 186.6% for the same period in 2010.  The improvement was due primarily to the increase in revenue.  It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.

Personnel costs represent approximately $795,000 or 54.9% of total manufacturing and quality assurance and regulatory spending.  We employed 23 full-time and 2 part-time manufacturing and quality assurance technicians at June 30, 2011, compared to 10 full-time employees at June 30, 2010.  The increase of 13 full-time and 2 part-time employees was due to the support of increased production and the addition of the amnion processing and quality assurance staff of Surgical Biologics, as well as the transfer of two employees from Tampa who previously worked in R&D.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) increased approximately $185,000 or 13.9% to $1,510,000 during the six months ended June 30, 2011, compared to approximately $1,325,000 for the six months ended June 30, 2010.  The increase was due primarily to our CollaFix™ product for $195,000 in animal studies and $50,000 in patent legal costs.  The addition of Surgical Biologics increased R&D costs by approximately $130,000, but was offset by a reduction in personnel and operating costs related to the closure of the Tampa facility of $190,000.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  As of June 30, 2011, we employed 6 full-time and 1 part-time R&D employees, compared to 16 full-time and 3 part-time R&D employees at June 30, 2010.  The acquisition of Surgical Biologics added 1 full-time and 1 part-time employee to the R&D team; these additions were offset by the reduction of 11 full-time and 3 part-time employees at our Tampa facility, including two employees who transferred to Kennesaw and moved into the manufacturing group.  Since January 1, 2011, the Company received 2 Issued Patents, one for HydroFixTM and one for CollaFIxTM, filed one provisional patent application for CollaFIxTM, and filed 11 non-provisional patent applications, 4 for HydroFixTM and 7 for CollaFIxTM

Selling, General and Administrative Expenses

Selling, General and Administrative expenses (“SG&A expenses”) excluding non-cash related charges for depreciation, amortization and share based compensation were approximately $3,756,000 for the six months ended June 30, 2011 as compared to approximately $2,482,000 in prior year which was an increase of approximately $1,273,000 or 51.3%.  Approximately $961,000 of the increase in SG&A expenses were attributable to the acquisition of Surgical Biologics including $203,000 in legal fees and $16,000 in external auditing fees, the majority of which is related to the merger, $339,000 in additional expenses for Surgical Biologics staff and general office expenses, and $403,000 in sales and marketing expenses and rent. The remaining $312,000 increase in SG&A expenses reflects an increase of $658,000 in sales and marketing expenses due in part to increased staff, including our new VP-Sales for EMEA and VP-Wound Care, increased commissions due to increased sales, and trade show and market launch expenses.  These increases were offset by decreases in SG&A of $346,000, primarily due to reductions in accounting and human resources personnel costs and other administrative expenses.

Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs.  As of June 30, 2011, we employed 15 full-time and 3 part-time personnel in selling, general and administrative functions as compared to 11 full-time and 2 part-time employees as of June 30, 2010.  The increase includes two full-time employees from Surgical Biologics, the addition of our Vice President of Sales for EMEA, our Vice President of Wound Care and one part-time accountant.

During the six months ended June 30, 2011 and 2010, we recorded approximately $232,000 and $223,000 in depreciation expense, respectively.  The increase of $9,000 in depreciation expense was attributable to the acquisition of Surgical Biologics and some additional lab equipment acquired during the six months ended June 30, 2011.  We depreciate our assets on a straight-line basis, principally over five to seven years.

During the six months ended June 30, 2011 and 2010, we recorded approximately $668,000 and $334,000 in amortization expense, respectively.  All of the $334,000 increase was attributable to the acquisition of Surgical Biologics.  We amortize our intangible assets over a 3 to 14 year period, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Other Expense/Income

We recorded other expense of approximately $178,000 during the six months ended June 30, 2011, compared with approximately $592,000 of other expense during the six months ended June 30, 2010.  Of the $178,000 incurred as of June 30, 2010, $145,000 is amortization of the discount on the acquisition convertible note, and $33,000 is interest expense related to the acquisition convertible note and assumed debt.  The interest expense for the six months ended June 30, 2010 related primarily to the amortization of the debt discount on the 3% Convertible Senior Secured Promissory Notes and the accelerated recognition of the unamortized portion of the discount upon conversion.

Liquidity and Capital Resources

Planned principal operations have commenced, and second quarter revenues were in line with management’s expectations. Additionally, the Company raised approximately $2,421,000 through a private placement and borrowed $1,300,000 from a line of credit established with the Company’s Chairman and CEO for general working capital purposes.  As of June 30, 2011, the Company had approximately $1,614,000 of cash and cash equivalents.  The Company reported total current assets of approximately $3,623,000 and current liabilities payable in cash of approximately $1,714,000 after adjusting for the Short term earn-out liability payable in MiMedx common stock in the second quarter of 2012. This results in an ending current ratio of 2.1.  The Company believes that its anticipated cash from operations, existing cash and cash equivalents and the aforementioned line of credit will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Discussion of cash flows

Net cash used in operations during the six months ended June 30, 2011, increased approximately $19,000 to $3,920,000 compared to $3,901,000 used in operating activities for the six month period ended June 30, 2010, reflecting our increased sales activity.  The changes in assets and liabilities included in the Statement of Cash Flows are net of the effects of the Surgical Biologics acquisition.  It is important to note that the cash used in operations includes an increase in working capital as a result of the increased sales activity of approximately $134,000 as compared to a reduction in working capital of approximately $378,000 for the same period in the prior year due primarily to the increase in Accounts Payable and Accrued Expenses.  Due to the material amount of non-cash related items in the Company results of operations the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational cash burn.

We use various numerical measures in conference calls, investor meetings and other forums which are or may be considered “Non-GAAP financial measures” under Regulation G.  We have provided below for your reference, supplemental financial disclosure for these measures, including the most directly comparable GAAP measure and an associated reconciliation.  The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share Based Compensation:

					Three
					Months Ended
	Three Months Ended June 30,		Six Months Ended June 30,		March 31,
	2011	2010	2011	2010	2011

Net Loss (Per GAAP)	$(2,503,505)	$(2,696,569)	$(5,851,067)	$(5,838,654)	$(3,347,562)

Add back:
Income Taxes	-	-	-	-	-

Financing (expense) associated with warrants issued in connection with convertible promissory note	-	-	-	595,679	-

Financing (expense) associated with beneficial conversion of note payable issued in conjunction with acquisition	60,599	-	133,517	-	72,918

Other interest (exp)/inc., net	26,471	(1,228)	34,809	(3,397)	15,383

Depreciation Expense	115,682	112,272	231,862	223,264	116,180
Amortization Expense	333,977	166,983	667,954	333,966	333,977
Employee Share Based Compensation	429,096	271,289	809,469	460,756	380,373
Other Share Based Compensation	114,648	32,887	222,208	42,554	107,560

Loss Before Interest, Taxes, Depreciation,
Amortization and Share Based Compensation	$(1,423,032)	$(2,114,366)	$(3,751,248)	$(4,185,832)	$(2,321,171)

Net cash used in investing activities during the six months ended June 30, 2011, increased approximately $490,000 to $610,000 compared to $120,000 used in investing activities for the six month period ended June 30, 2010.  Of the $490,000 increase, $466,000 was cash paid in conjunction with the Surgical Biologics acquisition, and $24,000 was cash paid for addition lab equipment and furniture for the Kennesaw facility.

Net cash flows from financing activities during the six months ended June 30, 2011 increased approximately $707,000 to $4,803,000 compared to $4,096,000 during the six months ended June 30, 2010.  Cash flows from financing activities during the most recent quarter include approximately $3,633,000 related to our October 2010 Private Placement, $1,300,000 borrowed from our Revolving Secured Line of Credit, the repayment of approximately $99,000 outstanding under a line of credit assumed in the acquisition of Surgical Biologics, and the payment of approximately $31,000 in principal and interest on three notes assumed in the acquisition of Surgical Biologics.

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2011:

	Payments due by period
Contractual Obligations	TOTAL	less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt, line of credit with related party	$1,240,877	—	1,240,877	—	—
Convertible debt, note related to acquisition of SB	959,209	959,209	—	—	—
Employment agreements	690,168	494,168	196,000	—	—
Operating lease obligations	663,605	393,374	270,231	—	—
Royalty payments	130,000	35,000	95,000	—	—
Notes payable	55,147	49,650	5,497	—	—
	$3,739,006	1,931,401	1,807,605	—	—

A table summarizing the contractual obligation associated with a new lease signed on July 1, 2011, is provided in Note 12 of the unaudited condensed consolidated financial statements included in Item 1.

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  During the first six months of fiscal 2011, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-28: Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350).  The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted.  Adoption of this update did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29: Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805).  The amendments to the Codification in this ASU apply to any public entity that enters into business combination that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We adopted this update for the acquisition completed in 2011.

Recently issued accounting pronouncements not yet adopted:

In June 2011, the FASB issued ASU Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to the Codification in this ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFS.  The amendments to the Codification in this ASU will provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

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

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 1A.              Risk Factors

As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

Market Concentrations and Credit Risk

Distribution – The Company’s principal concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 44% of revenues for the three months ended June 30, 2011, including one customer who represented 29% and another customer which represented 15% of total revenue.

The Company’s accounts receivable are derived from customers primarily located in the United States of America.  Two customers accounted for 30% of the total accounts receivable as of June 30, 2011.  One customer was approximately 20%, and a second customer was approximately 10%.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

 From January 1, 2011, through June 30, 2011, the Company sold an additional 3,633,321 shares of Common Stock and issued an additional 1,816,661 warrants and received net cash proceeds of approximately $3,632,721.  See Notes 8 and 9 of “Notes to the Unaudited Condensed Consolidated Financial Statements” for the terms of the Warrants.  These sales were made in conjunction with the Company’s most recent private placement, which commenced in October 2010 (“October 2010 Private Placement”).

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

We did not repurchase any shares during the three and six months ended June 30, 2011, and currently have no share repurchase plans or programs.

Item 3.                 Default Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibit Number	Reference	Description

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	#	Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema Document

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2011
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer