Form 10-Q
period 2011-09-30
MIMEDX GROUP, INC.
filed 2011-11-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission file number 0-52491

MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

60 Chastain Center Blvd., Suite 60 Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2011, there were 74,256,895 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2011	December 31,
	(unaudited)	2010
Current assets:
Cash and cash equivalents	$637,192	$1,340,922
Accounts receivable, net	1,501,565	162,376
Inventory	609,139	111,554
Prepaid expenses and other current assets	254,694	90,946

Total current assets	3,002,590	1,705,798

Property and equipment, net of accumulated depreciation of $1,775,925 and $1,392,704, respectively	916,871	756,956
Goodwill	4,040,443	857,597
Intangible assets, net of accumulated amortization of $3,134,538 and $2,132,606, respectively	15,424,462	3,929,394
Deposits and other long term assets	167,257	102,500

Total assets	$23,551,623	$7,352,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,877,402	$848,285
Convertible notes, plus accrued interest of $3,432	-	403,432
Notes payable, plus accrued interest of $268	37,398	-
Deferred rent current	6,620	-
Customer deposits	14,725	-
Current portion of convertible debt, net of unamortized discount of $245,296 plus accrued interest of $36,712	1,041,416	-
Current portion of earn-out liability payable In MiMedx common stock	3,850,000	-
Total current liabilities	6,827,561	1,251,717

Earn-out liability payable in MiMedx common stock, net of current portion	3,554,700	-
Convertible line of credit with related party, net of unamortized discount of $52,698 plus accrued interest of $21,042	1,268,344	-
Other liabilities	48,862	-
Total liabilities	11,699,467	1,251,717

Commitments and contingency (Note 11)	-	-

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized; 74,306,895 issued and 74,256,895 outstanding for 2011 and 64,381,910 issued and 64,331,910 outstanding for 2010	74,307	64,382
Additional paid-in capital	71,247,000	57,888,506
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(59,444,151)	(51,827,360)

Total stockholders' equity	11,852,156	6,100,528

Total liabilities and stockholders' equity	$23,551,623	$7,352,245

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES:
Net sales	$2,152,094	$108,027	$5,124,980	$544,956

OPERATING COSTS AND EXPENSES:
Cost of products sold	843,366	539,697	2,291,647	1,355,210
Research and development expenses	485,236	842,929	1,995,626	2,168,043
Selling, general and administrative expenses	2,475,849	1,579,259	8,162,847	5,121,933

LOSS FROM OPERATIONS	(1,652,357)	(2,853,858)	(7,325,140)	(8,100,230)

OTHER INCOME (EXPENSE), net
Interest (expense) income, net	(113,366)	(584)	(291,651)	(592,866)

LOSS BEFORE INCOME TAXES	(1,765,723)	(2,854,442)	(7,616,791)	(8,693,096)
Income taxes	-	-	-	-

NET LOSS	$(1,765,723)	$(2,854,442)	$(7,616,791)	$(8,693,096)

Net loss per common share
Basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.15)

Shares used in computing net loss per common share
Basic and diluted	73,767,674	61,049,942	72,082,605	57,874,093

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Convertible
	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2010	-	-	64,381,910	$64,382	$57,888,506	$(25,000)	$(51,827,360)	$6,100,528

Employee share-based compensation expense	-	-	-	-	1,032,261	-	-	1,032,261

Other share-based compensation expense	-	-	-	-	285,154	-	-	285,154

Exercise of stock options	-	-	490,000	490	295,263	-	-	295,753

Sale of common stock and warrants (net of $34,733 of offering costs)	-	-	3,778,321	3,779	3,739,809	-	-	3,743,588

Shares issued in conjunction with conversion of convertible debt	-	-	406,664	406	406,257	-	-	406,663

Shares issued in conjunction with acquisition of Surgical Biologics, LLC	-	-	5,250,000	5,250	7,082,250	-	-	7,087,500

Beneficial conversion feature recognized on convertible debt	-	-	-	-	437,500	-	-	437,500

Discount on benefical conversion feature recognized on line of credit	-	-	-	-	80,000	-	-	80,000

Net loss for the peiod	-	-	-	-	-	-	(7,616,791)	(7,616,791)

Balances, September 30, 2011	-	$-	74,306,895	$74,307	$71,247,000	$(25,000)	$(59,444,151)	$11,852,156

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,616,791)	$(8,693,096)
Adjustments to reconcile net loss to net cash flows from operating activities, net of effects of acquisition:
Depreciation	330,851	337,594
Amortization of intangible assets	1,001,931	500,949
Amortization of debt discount and deferred financing costs	246,807	499,610
Employee share-based compensation expense	1,032,261	731,216
Other share-based compensation expense	285,154	105,062
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(818,102)	(230,731)
Inventory	(150,479)	(86,901)
Prepaid expenses and other current assets	(161,010)	(2,392)
Other assets	(48,174)	57,957
Accounts payable and accrued expenses	833,013	609,276
Accrued interest	65,281	-
Other liabilities	(9,825)	-
Net cash flows from operating activities	(5,009,083)	(6,171,456)

Cash flows from investing activities:
Purchases of equipment	(417,900)	(149,183)
Cash paid for acquisition, net of cash aquired of $33,583	(466,417)	-
Net cash flows from investing activities	(884,317)	(149,183)

Cash flows from financing activities:
Proceeds from Note Payable with related party	1,300,000	-
Repayment of Line of Credit	(99,000)	-
Repayment of Notes Payable	(50,671)	-
Proceeds from sale of common stock and warrants and common stock with registration rights, net	3,743,588	785,000
Proceeds from exercise of stock options	295,753	102,626
Proceeds from exercise of warrants	-	3,207,969
Net cash flows from financing activities	5,189,670	4,095,595

Net change in cash	(703,730)	(2,225,044)

Cash, beginning of period	1,340,922	2,653,537

Cash, end of period	$637,192	$428,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,842	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:

During the nine months ended September 30, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt issued with regard to its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $80,000 related to the convertible debt issued with regard the Note Payable to related party

During the nine months ended September 30, 2010:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 7,135,114 shares of common stock

*	the Company recognized the amortization of debt discount and deferred financing costs related to the conversion of convertible debt in the amount of $599,001.

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2011 and 2010, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products and amnion tissue processing for a variety of surgical applications using the Company’s proprietary biomaterials—CollaFix™, HydroFix™, EpiFix® and AmnioFix®.

2.        Significant accounting policies

Please see the Company’s 10-K filing for the fiscal year ended December 31, 2010 for a description of all significant accounting policies.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 605-10-S99, “Revenue Recognition”.

Sales revenue is recognized when the products are shipped. Advance payments received for products are recorded as deferred revenue and are generally recognized when the product is shipped. The Company reduces sales revenue for estimated customer returns and other allowances. The Company recorded approximately $21,700 and $5,100 for net sales returns provisions for the three months ended September 30, 2011 and 2010, respectively.   For the nine months ended September 30, 2011 and 2010, there were net sales returns provisions of $42,500 and $29,500, respectively.

Net loss per share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method.  For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants and convertible debt would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net loss	$(1,765,723)	$(2,854,442)	$(7,616,791)	$(8,693,096)
Denominator for basic earnings per share - weighted average shares	73,767,674	61,049,942	72,082,605	57,874,093
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	73,767,674	61,049,942	72,082,605	57,874,093

Loss per common share - basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.15)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	September 30, 2011	September 30, 2010
Outstanding Stock Options	10,355,000	8,255,650
Outstanding Warrants	8,096,417	4,426,185
Convertible line of credit with related party	1,300,000	—
Convertible Debt, promissory note	1,250,000	—
	21,001,417	12,681,835

Goodwill

The Company accounts for goodwill under the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” (ASC 350). Goodwill is not amortized, but is subject to impairment tests on an annual basis or at an interim date if certain events or circumstances indicate that the asset might be impaired. The most recent annual test as of December 31, 2010, indicated that goodwill was not impaired. There were no indicators of impairment as of September 30, 2011.

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

Recently issued accounting pronouncements not yet adopted

In September 2011, the FASB issued ASU Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendment simplifies how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

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

3.        Liquidity and management’s plans

The Company raised approximately $145,000 through a private placement during the quarter ended September 30, 2011.  In addition, on October 25, 2011, the Company’s Chairman and CEO signed a loan commitment whereby the CEO will provide the Company, or to obtain other lenders to loan for the Company’s general working capital purposes, a line of credit of up to $1,500,000 less any amounts subscribed for by any other lenders.

As of September 30, 2011, the Company had approximately $637,000 of cash and cash equivalents.  The Company reported total current assets of approximately $3,003,000 and current liabilities payable in cash of approximately $2,978,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  The Company believes that its anticipated cash from operations and existing cash and cash equivalents, and the line of credit will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

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

In total, the 4% Convertible Promissory Notes are convertible into up to 1,250,000 shares of the Company’s common stock at $1.00 per share (a) at any time upon the election of the holder of the Convertible Notes; or (b) at the election of the Company, at any such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at no less than $1.75 per share for not less than 20 consecutive trading days in any period prior to the maturity date. If converted, the Common Stock will be available to be sold following satisfaction of the applicable conditions as set forth in Rule 144. The 4% Convertible Promissory Notes mature in eighteen (18) months and earn interest at 4% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The 4% Convertible Promissory Notes are secured by a security interest in the Intellectual Property, including the Patents and know-how and trade secrets related thereto, owned by, or exclusively licensed to, Surgical Biologics, LLC.

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

ProForma information for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$2,152,000	$670,000	$5,125,000	$2,324,000

Net income (loss)	$(1,766,000)	$(3,045,000)	$(7,381,000)	$(9,475,000)

(Loss) per share	$(0.02)	$(0.05)	$(0.10)	$(0.15)

The 2011 supplemental pro forma earnings for the nine months ended September 30, 2011 were adjusted to exclude $236,000 of acquisition-related legal, audit and accounting costs.  The supplemental pro forma earnings for the three and nine months ended September 30, 2010 were adjusted to include $70,000 and $192,000, respectively, of amortization of deferred financing costs related to the $1,250,000 note payable, $167,000 and $501,000, respectively, of amortization costs related to $9,304,000 in recorded intangible assets with defined useful lives and $0 and $236,000, respectively, of acquisition related legal, audit and accounting costs which was included in the reported Net Income for the quarter ended March 31, 2011 as a result of the acquisition.  The shares outstanding used in calculating the loss per share for the 2010 periods were adjusted to include 5,250,000 shares issued as part of the purchase price and assumed issued on January 1, 2010.

5.        Inventories

Inventories consisted of the following items as of September 30, 2011, and December 31, 2010:

	September 30,	December 31,
	2011	2010
Raw materials	$139,207	$61,332
Work in process	174,065	42,241
Finished goods	295,867	7,981
Total	$609,139	$111,554

6.        Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		September 30, 2011			December 31, 2010
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research	10 years	$996,000	$(463,133)	$532,867	$996,000	$(388,433)	$607,567
License - SaluMedica LLC Spine Repair	10 years	2,399,000	(1,239,569)	1,159,431	2,399,000	(1,017,557)	1,381,443
License - Polyvinyl Alcohol Cryogel	10 years	2,667,000	(930,854)	1,736,146	2,667,000	(726,616)	1,940,384
Customer Relationships	14 years	3,520,000	(188,571)	3,331,429	—	—	—
Supplier Relationships	14 years	241,000	(12,911)	228,089	—	—	—
Patents & Know-How	14 years	5,530,000	(296,250)	5,233,750	—	—	—
Licenses/Permits	3 years	13,000	(3,250)	9,750	—	—	—
		15,366,000	(3,134,538)	12,231,462	6,062,000	(2,132,606)	3,929,394
Intangible assets not subject to amortization:
Trade Names/Trademarks	indefinite	1,008,000	—	1,008,000	—	—	—
In-process Research & Development-Liquid	indefinite	2,160,000	—	2,160,000	—	—	—
In-process Research & Development-Other	indefinite	25,000	—	25,000	—	—	—
		$18,559,000	$(3,134,538)	$15,424,462	$6,062,000	$(2,132,606)	$3,929,394

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  At September 30, 2011 and 2010, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Estimated future amortization expense related to the September 30, 2011 net carrying amount of $12,231,462 for intangible assets subject to amortization is as follows:
Estimated
Amortization
Year ending December 31,	Expense
2011 (1)	$333,977
2012	1,335,909
2013	1,335,909
2014	1,331,575
2015	1,225,337
Thereafter	6,668,755
$12,231,462

(1)	Estimated amortization expense for the year ending December 31, 2011 includes only amortization to be recorded after September 30, 2011.

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

Per the agreement, this commitment shall be reduced based the amount of funds raised through other financing activities beginning on April 1, 2011. Since April 1, 2011, the Company raised approximately $2,545,000 through a private placement. Based upon the amount borrowed under the Credit Agreement and the amount raised through the private placement, there is no additional credit available under the Credit Agreement.   The Company may repay and reborrow, provided there is no event of default, as needed.  The initial termination date of the Credit Agreement is December 31, 2012 and the Company may elect to extend the termination date until December 31, 2013 upon payment of an extension fee.  Each borrowing bears interest on the outstanding principal at a rate per annum equal to 5%.  Collateral for the Credit Agreement includes (i) all of the Company’s intellectual property with the exception of intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, as more particularly set forth in the Security and Intercreditor Agreement.

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

As of September 30, 2011, the Company has issued 650,000 warrants under the Secured Line of Credit Agreement, based on the borrowing of $1,300,000 under the agreement.  The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

For the nine months ended September 30, 2011, the Company sold an additional 3,778,321 shares of Common Stock and issued an additional 1,889,161 warrants and received net cash proceeds of approximately $3,744,000.  The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

The Company's Chairman and CEO invested $600,000 in the October 2010 Private Placement, receiving 300,000 warrants with an exercise price of $1.50, 150,000 First Contingent warrants at an exercise price of $0.01 and 150,000 Second Contingent warrants at an exercise price of $0.01 as per the aforementioned terms of the offering.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.

9.        Equity

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at September 30, 2011 totaled 910,000 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 9,500,000 at September 30, 2011.

Activity with respect to the stock options is summarized as follows:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	8,257,650	$1.20
Granted	2,951,000	$1.19
Exercised	(490,000)	$0.60
Forfeited or cancelled	(363,650)	$1.73
Outstanding at September 30, 2011	10,355,000	$1.20	6.8	$1,278,795

Vested or expected to vest at September 30, 2011	6,265,190	$1.21	5.4	$1,070,221

The intrinsic value of the options exercised during the three months ended September 30, 2011, was approximately $211,100.

Following is a summary of stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	588,000	3.1	$0.50	481,704	$0.50
$0.65 - $1.00	3,247,500	5.5	$0.81	2,868,116	$0.82
$1.04 - $1.80	5,969,500	8.4	$1.38	2,365,370	$1.55
$2.40	550,000	1.0	$2.40	550,000	$2.40
	10,355,000	6.8	$1.20	6,265,190	$1.21

A summary of the status of the Company’s unvested stock options follows:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2011	2,679,787	$0.87
Granted	2,951,000	$0.65
Cancelled/expired	(363,650)	$0.54
Vested	(1,177,327)	$0.70
Unvested at September 30, 2011	4,089,810	$0.75

Total unrecognized compensation expense related to granted stock options at September 30, 2011, was approximately $3,146,000 and will be charged to expense through July 2015.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months ended September 30,	Year ended December 31,
	2011	2010
Expected volatility	57.3-57.8%	57.9-60.2%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.93% - 2.24%	1.15% - 2.75%

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2011 was approximately $0.65.

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

Following is a summary of warrants outstanding at September 30, 2011:

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per ContingentWarrant
Warrants outstanding at January 1, 2011	6,003,924	$1.21	1,252,990	$0.01
Issued in connection with private placement of common stock	1,889,161	$1.50	1,889,162	$0.01
Issued in connection with convertible promissory notes	203,332	$1.50	203,332	$0.01
Issued in connection with line of credit with related party	—	$—	650,000	$0.01
Expired warrants	—	$—	—	$—
Exercised in connection with private placement of common stock	—	$—	—	$—
Warrants outstanding at September 30, 2011	8,096,417	$1.31	3,995,484	$0.01

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of September 30, 2011 and December 31, 2010.

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010.  As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010.   The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other Company director.  As a result of this activity, the number of warrants outstanding as of September 30, 2011 was 8,096,417.   The Company grants common stock warrants, in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company, to placement agents in connection with direct equity share and convertible debt purchases by investors and as additional compensation to consultants and advisors.

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

11.      Contractual Commitments

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with our VP-Sales for EMEA and for some key employees acquired with Surgical Biologics.  In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended September 30,
2012	$1,014,401
2013	549,445
Thereafter	171,613
$1,735,459

12.      Subsequent Events

On October 25, 2011, the Company’s Chairman and CEO signed a loan commitment whereby the CEO will provide the Company a line of credit of up to $1,500,000 less any amounts subscribed for by any other lenders.

On November 14, 2011, the Company’s Board of Director’s approved by unanimous consent a resolution increasing the size of the debt offering from $1,500,000 to $2,500,000 and that the minimum principal amount of each note issued thereunder be reduced from $250,000 to $150,000. The First Contingent Warrants to be issued in connection with the Debt Offering were revised to remove the provision that would render the First Contingent Warrants null and void in the event that, prior to the date of issuance of the audited financial statements for the year ended December 31, 2011, the closing trading price of the Common Stock is at least $1.50 per share for ten (10) or more consecutive trading days, and to make other conforming changes to the terms of the debt offering as may be necessary or desirable in the opinion of the Company’s General Counsel to effectuate the foregoing change.

The revolving line of credit will be established pursuant to one or more Convertible Senior Secured Revolving Promissory Notes (the “Notes”).  Interest on the Notes will be payable in quarterly installments with all principal and accrued and unpaid interest due and payable on December 31, 2012, subject to extension by the Company to December 31, 2013, upon payment to Lenders of an extension payment in the amount of 5% of the outstanding aggregate principal amount of the Notes.  The Notes may be converted into Common Stock at a conversion price of $1.00 per share, at any time upon the election of Lender holding the Note.  The Notes may be prepaid at any time upon thirty (30) days prior written notice without premium or penalty.

The Notes will be secured by a first priority lien in all of the patents and other intellectual property owned by the Company, excluding only the patents and other intellectual property owned by Surgical Biologics, LLC.  The Company shall issue to each Lender a warrant to purchase the number of shares of Common Stock equal to 25% of the shares of Common Stock that would be issuable upon conversion of such Lender’s Note at an exercise price of $0.01 per share subject to the attainment of certain revenue targets in 2011 ($11,500,000) and 2012 ($31,150,000) respectively as a First and Second Contingent Warrant.  The Second Contingent Warrants shall be null and void in the event that prior to date of issuance of the audited financial statements the closing trading price of the Common Stock is at least $1.75 during the aforementioned period following the year 2012.  The Contingent Warrants have a term of five (5) years from the date of issuance.  The Company’s Chairman and CEO has loaned the company $300,000 under the terms of the revolving line of credit as of November 14, 2011 resulting in the issuance of 150,000 contingent warrants.

The terms of the applicable to the line of credit and the Notes (including, without limitation, the terms of the Contingent Warrants) are subject to change by the Board or by certain authorized officers as may be deemed necessary to make the notes more saleable.

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

"Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include the device technologies HydroFix™ and CollaFix™, and our tissue technologies, AmnioFix® and EpiFix®. Our tissue technologies, processed from the human amniotic membrane, utilize our proprietary Purion® process that was developed by our wholly-owned subsidiary, Surgical Biologics, to produce a safe, effective and minimally manipulated implant. Surgical Biologics is the leading supplier of amniotic tissue, having supplied over 35,000 implants to date to distributors and OEMs for application in the Ophthalmic, Orthopedics, Spine, Wound Care and Dental sectors of healthcare.

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

Surgical Biologics has developed a specialized method for the processing of amniotic membrane. This patent pending process, named Purion®, consists of unique methods which maximize yield, while minimizing manufacturing costs.  The Purion® process was engineered to create an implant that is optimized for ease of use while providing the patient with the maximum assurance of safety.  Surgical Biologics currently has seven patents pending that have been filed with the United States Patent Office. The patent filings consist of the intellectual property used to process tissues and/or apply the tissues in a unique manner in surgery.

During the second quarter, the Company announced the launch of EpiFix®, a bioimplant specifically processed to offer a wide variety of wound healing and wound care options and the launch of AmnioFix® Nerve Wrap, the Company’s latest biologic implant, which is processed to offer surgical and healing options for nerve repair.  SB continues to research new opportunities for amniotic tissue, and currently has several additional offerings in the first stages of conceptualization.

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

Also during the second quarter, the Company completed the closing of its Tampa, Florida facility on July 1, 2011.  We have consolidated into the facility in which our Surgical Biologics subsidiary is located, and secured additional space close by that houses our HydroFix™ and Collafix™ production and will allow for future growth.

During the most recent quarter, the Company announced that it has partnered with Affirmative Solutions, a national leading distributor of spine, biologic and other medical products and devices to the U.S. Veteran’s Administration (“VA”) and Department of Defense (“DOD”) facilities.  This partnership and distribution agreement allows the offering of EpiFix® at over 100 major VA, DOD and commercial facilities across the country.

The Company received the American Podiatric Medical Association (“APMA”) Seal of Approval on its EpiFix® Amniotic Membrane Allograft during the third quarter.  The Seal of Approval is granted by APMA’s Board following the successful completion of an extensive review process in which the foot care product is scientifically evaluated.

Results of Operations comparison for the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue

Revenue increased approximately $2,044,000 to $2,152,000 for the three months ended September 30, 2011, as compared to $108,000 for the three months ended September 30, 2010.  The increase in revenue as compared to September 30, 2010 is due primarily to sales of our amniotic membrane tissue.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, and Orthopedics markets.

Cost of Products Sold

Cost of products as a percentage of revenue improved to 39.2% from 499.6% as compared to prior year.  The improvement was due primarily to the increase in revenue.  It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.

Personnel costs represent approximately $532,800 or 63.2% of total manufacturing, quality assurance and regulatory spending for the three months ended September 30, 2011.  We employed 24 full-time and 2 part-time manufacturing and quality assurance technicians at September 30, 2011, compared to 9 full-time personnel for the three months ended September 30, 2010.  The increase of 15 full-time and 2 part-time employees was due to the support of increased production and the addition of the amnion processing and quality assurance staff of Surgical Biologics.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $357,700 or 42.4% to $485,300 during the three months ended September 30, 2011, compared to approximately $843,000 in the prior year.  Approximately $108,000, or 22.3%, of R&D expenses for the quarter were attributable to the addition of Surgical Biologics staff, which was offset by decreases in personnel costs as a result of the closure of our Tampa facility as well as lower costs in animal studies related to our CollaFix™ product.  Overall spending on animal studies in the quarter was $112,000.  This spending level is expected to decline over the balance of the year.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  As of September 30, 2011, we employed 6 full-time employees, compared to 13 full-time and 2 part-time R&D employees at September 30, 2010.  The closure of the Tampa facility resulted in a reduction of 9 full-time and 2 part-time employees, while two employees from the Tampa R&D group relocated to Kennesaw and joined the production team.  During the quarter, the Company filed 2 provisional patent applications for collagen technology and 2 non-provisional patent applications for the hydrogel technology.

Selling, General and Administrative Expenses

Selling, General & Administrative Expenses excluding non-cash related charges for depreciation, amortization and share based compensation expense was approximately $1,757,000 for the quarter ended September 30, 2011 as compared to approximately $974,000 in the quarter ended September 30, 2010.  The increase of approximately $783,000 includes expenses related to expansion of our sales department correlating with our increased sales, and the addition of resources dedicated to the Wound Care and Spine markets as well as Medical reimbursement to support our expansion into new markets, and a two support personnel.  Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs.  As of September 30, 2011, we employed 19 full-time and 3 part-time personnel in selling, general and administrative functions, compared to 11 full-time and 2 part-time personnel for the nine months ended September 30, 2010.

During the three months ended September 30, 2011, we recorded approximately $99,000 in depreciation expense, which was a decrease of approximately $15,000 or 13.4% as compared to the quarter ended September 30, 2010.  We depreciate our assets on a straight-line basis, principally over five to seven years.  Share based compensation for the three months ended September 30, 2011 was approximately $286,000, a decrease of approximately $47,000 or 14.2% as compared to the three months ended September 30, 2010.

During the three months ended September 30, 2011, we recorded approximately $334,000 in amortization expense, which was an increase of 100% or approximately $167,000 as compared to the same period in 2010.  The increase is directly attributable to the acquisition of Surgical Biologics.  We amortize our intangible assets over a 3 to 14 year period, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill, but at least annually we test goodwill for impairment, and evaluate all goodwill and intangibles for impairment based on events or changes in circumstances as they occur.

Other Expense/Income

We recorded other expense of approximately $113,000 during the three months ended September 30, 2011, compared with approximately $600 of other expense during the three months ended September 30, 2010.  Of the $113,000 incurred as of September 30, 2011, approximately $86,000 was amortization of the discount on the acquisition convertible note and amortization of the beneficial conversion feature on the Line of Credit with a related party, approximately $27,000 was interest expense related to the acquisition convertible note and assumed debt.  The approximate $600 incurred as of September 30, 2010 was interest expense.

Results of Operations for the Nine months Ended September 30, 2011 Compared to the Nine months Ended September 30, 2010

Revenue

Revenue increased $4,580,000 to $5,125,000 during the nine months ended September 30, 2011, as compared to $545,000 for the nine months ended September 30, 2010, as we experienced strong demand in the Spine, Wound Care, Ophthalmology, and Orthopedics markets for our amniotic membrane tissue products.

Cost of Products Sold

Cost of products sold as a percentage of revenue improved to 44.7% for the nine months ended September 30, 2011 as compared to 248.7% for the same period in 2010.  The improvement was due primarily to the increase in revenue.  It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.  Personnel costs represent approximately $1,303,000 or 56.8% of total manufacturing, quality assurance and regulatory spending.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $172,000 or 8.0% to $1,996,000 during the nine months ended September 30, 2011, compared to approximately $2,168,000 for the nine months ended September 30, 2010.  The decrease was due primarily to a reduction in personnel and operating costs related to the closure of the Tampa facility of approximately $654,000, which was offset by the addition of Surgical Biologics R&D costs of approximately $327,000, increased spending on animal studies to support our new product development of approximately $98,000, increased patent legal costs of approximately $34,000, and an increase of general lab supplies of approximately $23,000.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  Since January 1, 2011, the Company received 2 Issued Patents, one each for hydrogel and collagen technologies; filed 6 provisional patent applications, 3 each for the amnion and collagen technologies; and filed 9 non-provisional patent applications, 5 and 4 for the collagen and hydrogel technologies, respectively.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses (“SG&A expenses”) excluding non-cash related charges for depreciation, amortization and share based compensation were approximately $5,513,000 for the nine months ended September 30, 2011 as compared to approximately $3,457,000 in prior year which was an increase of approximately $2,056,000 or 59.5%.  Approximately $1,415,000 of the increase in SG&A expenses were attributable to the acquisition of Surgical Biologics including $217,000 in legal fees and $33,000 in external auditing fees, the majority of which is related to the merger, $461,000 in additional expenses for Surgical Biologics staff and general office expenses, and $704,000 in sales and marketing expenses and rent. The remaining $641,000 increase in SG&A expenses reflects an increase of $897,000 in sales and marketing expenses due in part to our expanded sales team to support our rapid growth, increased commissions due to increased sales, trade show and market launch expenses, and rent.  These increases were offset by decreases in SG&A of $256,000, primarily due to reductions in accounting and human resources personnel costs and other administrative expenses.

Our selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs.

During the nine months ended September 30, 2011 and 2010, we recorded approximately $331,000 and $338,000 in depreciation expense, respectively.  The reduced depreciation of $7,000 was attributable to leasehold improvements in the terminated Marietta facility being fully depreciated, offset by the acquisition of Surgical Biologics and some additional lab equipment acquired during the nine months ended September 30, 2011.  We depreciate our assets on a straight-line basis, principally over five to seven years.  Share based compensation for the nine months ended September 30, 2011 was approximately $1,317,000, an increase of approximately $481,000 or 57.5% as compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, we recorded approximately $1,002,000 and $501,000 in amortization expense, respectively.  All of the $501,000 increase was attributable to the acquisition of Surgical Biologics.  We amortize our intangible assets over a 3 to 14 year period, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill, but at least annually we test goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Other Expense/Income

We recorded other expense of approximately $292,000 during the nine months ended September 30, 2011, compared with approximately $593,000 of other expense during the nine months ended September 30, 2010.  Of the $292,000 incurred as of September 30, 2010, $220,000 is amortization of the discount on the acquisition convertible note and on the convertible line of credit, and $69,000 is interest expense related to the acquisition convertible note and assumed debt, and $3,000 was foreign exchange loss during the period.  The interest expense for the nine months ended September 30, 2010 related primarily to the amortization of the debt discount on the 3% Convertible Senior Secured Promissory Notes and the accelerated recognition of the unamortized portion of the discount upon conversion.

Liquidity and Capital Resources

Revenues continue to increase quarter over quarter while management maintains tight controls over spending.  Cash required by operations for the quarter declined approximately $1,040,000 as compared to the previous quarter.  The Company raised approximately $145,000 through a private placement during the quarter ended September 30, 2011.  In addition, on October 25, 2011, the Company’s Chairman and CEO signed a loan commitment whereby the CEO will provide the Company, or to obtain other lenders to loan for the Company’s general working capital purposes, a line of credit of up to $1,500,000 less any amounts subscribed for by any other lenders.

As of September 30, 2011, the Company had approximately $637,000 of cash and cash equivalents.  The Company reported total current assets of approximately $3,003,000 and current liabilities payable in cash of approximately $2,978,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  The Company believes that its anticipated cash from operations and existing cash and cash equivalents, and the line of credit will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Discussion of cash flows

Net cash used in operations during the nine months ended September 30, 2011, decreased approximately $1,162,000 to $5,009,000 compared to $6,171,000 used in operating activities for the nine month period ended September 30, 2010, primarily attributable to our increased sales activity.  The changes in assets and liabilities included in the Statement of Cash Flows are net of the effects of the Surgical Biologics acquisition.

Net cash used in investing activities during the nine months ended September 30, 2011, increased approximately $735,000 to $884,000 compared to $149,000 used in investing activities for the nine month period ended September 30, 2010.  Of the $735,000 increase, $466,000 was cash paid in conjunction with the Surgical Biologics acquisition, and $269,000 was cash paid for additional lab equipment and furniture for the Kennesaw facility.

Net cash flows from financing activities during the nine months ended September 30, 2011 increased approximately $1,094,000 to $5,190,000 compared to $4,096,000 during the nine months ended September 30, 2010.  Cash flows from financing activities during the current year include approximately $3,744,000 related to our October 2010 Private Placement, $1,300,000 borrowed from our Revolving Secured Line of Credit, approximately $296,000 received from the exercise of stock options, the repayment of approximately $99,000 outstanding under a line of credit assumed in the acquisition of Surgical Biologics, and the payment of approximately $51,000 in principal and interest on three notes assumed in the acquisition of Surgical Biologics.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational cash burn (see the table below).  The adjusted EBITDA loss for the quarter was approximately $934,000 which is a reduction of approximately $489,000 or 34% as compared to the previous quarter.  This improvement was the result of increased revenue combined with reduced spending.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011

Net Loss (Per GAAP)	$(1,765,723)	$(2,854,442)	$(7,616,791)	$(8,693,096)	$(2,503,505)

Add back:
Income Taxes	-	-	-	-	-

Financing (expense) associated with warrants issued in connection with convertible promissory note	-	-	-	(595,679)	-

Financing (expense) associated with beneficial conversion of note payable issued in conjunction with acquisition	(85,989)	-	(219,506)	-	(60,599)

Other interest (exp)/inc., net	(27,377)	(584)	(72,145)	2,813	(26,471)

Depreciation Expense	98,989	114,332	330,851	337,592	115,682
Amortization Expense	333,977	166,983	1,001,931	500,949	333,977
Employee Share Based Compensation	222,792	269,477	1,032,261	731,216	429,096
Other Share Based Compensation	62,946	63,490	285,154	105,062	114,648

Loss Before Interest, Taxes, Depreciation,Amortization and Share Based Compensation	$(933,653)	$(2,239,576)	$(4,674,943)	$(6,425,411)	$(1,423,032)

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2011:

	Payments due by period
		less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Convertible debt, line of credit with related party	$1,268,344	—	1,268,344	—	—
Convertible debt, note related to acquisition of SB	1,041,416	1,041,416	—	—	—
Employment agreements	586,537	488,537	98,000	—	—
Operating lease obligations	1,018,922	490,863	528,059	—	—
Royalty payments	130,000	35,000	95,000	—	—
Notes payable	38,568	38,568	—	—	—
	$4,083,788	2,094,384	1,989,403	—	—

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2010.  During the first nine months of fiscal 2011, there were no material changes to the accounting policies and assumptions previously disclosed.

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

Recently issued accounting pronouncements not yet adopted:

In September 2011, the FASB issued ASU Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The amendment simplifies how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market Concentrations and Credit Risk

Distribution – The Company’s principal concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 33% of revenues for the three months ended September 30, 2011, including one customer who represented 19% and another customer which represented 15% of total revenue.

The Company’s accounts receivable are derived from customers primarily located in the United States of America.  Two customers accounted for 26% of the total accounts receivable as of September 30, 2011.  Each customer represented approximately 13% of total receivables as of the end of the most recent quarter.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2011, through September 30, 2011, the Company sold an additional 3,778,321 shares of Common Stock and issued an additional 1,889,161 warrants and received net cash proceeds of approximately $3,744,000.  See Notes 8 and 9 of “Notes to the Unaudited Condensed Consolidated Financial Statements” for the terms of the Warrants.  These sales were made in conjunction with the Company’s most recent private placement, which commenced in October 2010 (“October 2010 Private Placement”).

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

We did not repurchase any shares during the three and nine months ended September 30, 2011, and currently have no share repurchase plans or programs.

Item 3.          Default Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Reference	Description

10.91	#	Change In Control Severance Compensation and Restrictive Covenant Agreement between MiMedx Group Inc and Parker H Petit dated November 11, 2011

10.92	#	Change In Control Severance Compensation and Restrictive Covenant Agreement between MiMedx Group Inc and William C Taylor dated November 11, 2011

10.93	#	Change In Control Severance Compensation and Restrictive Covenant Agreement between MiMedx Group Inc and Michael J Senken dated November 11, 2011

10.94	#	5% Convertible Senior Secured Promissory Notes (Series $2.5 Million 2011) dated November 14, 2011

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2011	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer