Form 10-K
period 2011-12-31
MIMEDX GROUP, INC.
filed 2012-03-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 0-52491

MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

60 Chastain Center Boulevard, Suite 60 Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

(678) 384-6720
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2011, based upon the last sale price of the shares as reported on the OTC Bulletin Board on such date, was approximately $74,383,364.

There were 75,037,425 shares of Common Stock outstanding as of March 15, 2012.

Documents Incorporated by Reference

Portions of the proxy statement relating to the 2012 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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

As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

Item 1.   Business

Overview

MiMedx Group, Inc. was incorporated in Florida on February 28, 2008. MiMedx® is an integrated developer, manufacturer and marketer of patent protected regenerative biomaterial products and allografts processed from human amniotic membrane.  “Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include the device technologies HydroFix® and CollaFixTM, and our tissue technologies, AmnioFix® and EpiFix®.

Recent Events

On January 5, 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC, for an aggregate of $500,000 in cash, $1,250,000 in notes payable, 5,250,000 shares of MiMedx Common Stock, $183,000 in debt, and certain additional contingent consideration.

Located in Kennesaw, Georgia, Surgical Biologics develops allografts and other products processed from human amniotic membrane that can be used for a wide range of medical applications, including ocular surface repair, gum repair, wound care, nerve and tendon repair, spine repair, burn treatment, and many other types of procedures that require the repair of a patient’s integumental (native) tissue.  This strategic acquisition brings together amnion tissue processing technology with our global distribution network in order to position the Company for market opportunities across multiple indications.

Surgical Biologics has developed a specialized process for the processing of amniotic membrane to produce a safe, effective and minimally manipulated allograft for homologous use. This patent pending process, named Purion®, was engineered to maximize yield, while minimizing processing costs and to create an allograft that is optimized for ease of use while providing the patient with the maximum assurance of safety.  Surgical Biologics’ amniotic membrane allografts have unique “bio-active” properties that offer benefits that most competitive products cannot offer. Surgical Biologic’s tissues provide anti-inflammatory, anti-immunogenic, anti-scarring and barrier properties, as well as enhanced healing at the surgical site.

At the time of the acquisition, Surgical Biologics distributed tissue in several different membrane sub segments, such as ocular, dental, and spine. During 2011, the Company launched EpiFix®, an allograft specifically processed to offer a wide variety of wound healing and wound care options. Much of the clinical usage of EpiFix® has been for wound care patients suffering from diabetic ulcers, pressure ulcers, vein circulation ulcers, or artery circulation ulcers.

The Company further expanded its amnion product offering in 2011 with the introduction of AmnioFix® Wrap for both nerve and tendon repair applications.  Subsequent to year end, the Company announced the launch of AmnioFix® Injectable, which is an allograft composed of micronized amniotic tissue, uniquely processed to optimize performance and ease of use.

On the device technology side of our business, during 2011, the Company received 510(k) clearance for our HydroFix® Orthoshield device, which is indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue.  Also in 2012, the Company received the CE certification for the Company’s proprietary CollaFixTM Surgical Mesh CD, which is a Class III product in Europe.

Our Technology and Products

AmnioFix® and EpiFix®

MiMedx is the leading supplier of allografts processed from amniotic tissue, having supplied over 70,000 allografts to date for application in the Ophthalmic, Orthopedic, Dental, Spinal and Wound Care segments of healthcare.

Our current amnion products, AmnioFix® and EpiFix®, are processed from human tissue according to the American Association of Tissue Banks (AATB) regulations, and are considered tissue under Section 361 of the Public Health Service Act.  This means that AmnioFix® and EpiFix® are regulated differently than the other two MiMedx platform technologies, CollaFixTM and HydroFix®, which are regulated as medical devices and therefore need FDA clearances or approvals prior to marketing in the United States.  Because AmnioFix® and EpiFix® are regulated as tissue, they do not need premarket clearance or approval in the United States, which accelerates our ability to bring new products to market.  Please refer to the Government Regulation section of this document for additional discussion regarding the regulatory pathways of our technologies.

The AmnioFix® and EpiFix® allografts can be used for a wide range of procedures including ocular surface repair, gingival recession repair, wound care, burns, and many other types of procedures for the repair of a patient’s integumental (native) tissue.  As discussed above, amniotic membrane, as processed by MiMedx, has unique “bio-active” properties that offer benefits that most competitive products cannot offer.

Natural human amniotic membrane is composed of multiple layers that contain:
•	Structural proteins:
o	Collagen types IV, V, and VII
o	Elastin
•	Specialized proteins:
o	Fibrillin
o	Fibronectin
o	Laminins
o	TIMPs 1,2,4, Tissue Inhibitor of Metalloproteinase 1, 2, 4
•	Growth Factors:
o	Epidermal Growth Factor (EGF)
o	Transforming Growth Factor Beta (TGF-β)
o	Fibroblast Growth Factor (FGF)
o	Platelet Derived Growth Factors A & B (PDGF A&B)

Amniotic membranes have been used clinically for over 100 years.  The first clinical uses of fresh amnion were for wound care patients and burn victims.  There have been over 150 publications on the use of amniotic membrane for uses ranging from wound care to gingival recession and from pterygium repair to reduction of fibrous tissue following spinal surgery.  The amniotic membrane has been shown to reduce inflammation, down regulate scar tissue and promote the regeneration of soft tissues.

Amniotic membrane has been shown to lack certain HLA antigens that elicit an immune response.  Amniotic Membrane is considered immunoprivileged.  Some dehydrated amniotic membranes include the epithelial layer, which studies have shown contributes significant immunosuppressive properties to dehydrated amniotic membrane products.

Our Purion® process for both AmnioFix® and EpiFix® is a proprietary tissue processing technology that produces an allograft which is safe, effective, and minimally manipulated.  Critical processing steps, including sterilization, have been validated to ensure tissue integrity and safety.  Our unique processing technique specifically focuses on maintaining the delicate multi-layered structure and collagen matrix of the tissue.  The Purion® process does not subject materials to ultra low temperature conditions during processing or storage.  This technique helps maintain graft structure, provides optimal performance and allows the allograft to be stored at room temperature.  Additionally, each allograft incorporates specialized visual embossments that assist the surgeon with proper graft placement and orientation.

Our team is dedicated to providing safe, superior allografts that exceed customer expectations.  To better satisfy the requirements and expectations of our customers, the Company maintains strict control on quality from the time of procurement.  The Company has developed and implemented a Quality Management System in compliance with both the Food and Drug Administration (FDA) and the AATB.  Using this Quality Management System, the Company maintains strict control over each step of the manufacturing process.

In addition to regulating recovery and processing activities, the Company has also established guidelines for donor eligibility, screening and testing.  All donor records and test results are reviewed by our Medical Director prior to the release of the tissue.  Only tissue from donors that test negative or non-reactive for infectious diseases and acceptable bacterial results are released for transplant.

The Company continues to research new opportunities for amniotic tissue, and currently has several additional offerings in various stages of conceptualization and development.

CollaFixTM

Our CollaFixTM technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process. MiMedx utilizes two separate cross-linking technologies for various applications. Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into surgical meshes intended to treat a number of orthopedic soft-tissue trauma and disease disorders.

Embodiments and benefits of products that we believe, based on preliminary studies, could be developed using this licensed technology are:

•
Initial tests of cross-linked fibers appear to demonstrate they are stronger than existing collagenous tissue, including healthy tendons and ligaments. These fibers form the fundamental unit from which a variety of devices could be configured as follows:

•	Linear and braided arrays for tendon and ligament repair

•	Cross-helical arrays forming tubular structures that also can be cut to form flat patches

•	Woven meshes for general surgical use;

•	CollaFixTM biomaterials have been tested and results preliminarily suggest that the materials are biocompatible and biodegradable;

•	CollaFixTM Biomaterials coupled with MiMedx proprietary NDGA (nordihydroguaiaretic acid) polymerization can be used to coat synthetic indwelling medical devices to improve their biocompatibility;

•	NDGA treatment of xenograft (animal in origin) and allograft (human in origin) materials could make them more biocompatible and possibly improve functional lifetime; and

•	Cross-linked collagen-based biorivets have the potential to be used for bone fracture fixation.

Our core collagen technology is protected by patents, patent applications and trade secrets. The core patent covers the polymerization chemistry of NDGA as applied to biological materials, bioprostheses, or devices created through its application. It covers chemistries and compounds that have the reactive groups that are responsible for the effectiveness of NDGA, including a variety of organically synthesized NDGA analogs and natural compounds. Multiple medical products potentially could be developed and patented that are all tied to the core patented technology. Our core fiber technology is a closely guarded trade secret.

In January 2012, the Company received the CE certification for its proprietary CollaFixTM Surgical Mesh CD, which is a Class III product in Europe.  The certification was issued by the Company’s notified body, AMTAC Certification Services, Limited, based in the United Kingdom.  The CE marking, also known as “CE Mark,” is a mandatory conformity mark on medical devices placed on the market in the European Economic Area (EEA). The CE mark certifies that a product is compliant with the European Council Directive 93/42/EEC concerning medical devices, also known as the Medical Device Directive or MDD.  To date, we have not yet received any U.S. clearances or approvals for CollaFixTM.

We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.

HydroFix®

We license rights to a PVA polymer, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to mimic closely the mechanical and physical properties of natural, healthy human tissue. This hydrogel has been used in other orthopedic and general surgery device applications, and it has demonstrated biocompatibility and durability inside the human body. Regulatory agencies both inside and outside the United States have cleared the hydrogel material for use inside the body for several applications. For example, in the United States, the FDA has cleared devices using the hydrogel material for use as a cover for vessels following anterior vertebral surgery as well as for use next to nerves. In the European Union and Canada, devices using the hydrogel material have been cleared for use next to nerves, to replace worn-out and lesioned cartilage in the knee, and as a post-surgical adhesion inhibiting barrier for spine surgeries in specific locations.

On April 20, 2009, we received FDA clearance via a 510(k), for our Paradís Vaso Shield™, later renamed HydroFix® Vaso Shield (the “Vaso Shield”), which is a vessel guard made of our hydrogel material. Protection of veins and arteries is a common issue associated with many types of surgeries. Protection of the aorta, vena cava, iliac vessels and other anatomy is particularly important in anterior spine surgery. The HydroFix® Vaso Shield was designed to help physicians protect vessels during anterior vertebral surgery. The FDA cleared the HydroFix® Vaso Shield as a vessel guard or cover during anterior vertebral surgery, however, the safety and effectiveness of this device for reducing the incidence, severity and extent of post-operative adhesion formation has not been established. During 2011, the Company received two additional 510(k) clearances for its HydroFix® VasoShield device; one for an expanded range of sizes and for a higher temperature exposure limit, and the second for additional information to be included in the marketing materials.

We have a similar version of the product for the European market called HydroFix® Spine Shield, which has received two CE marks. The device is classified as a post-surgical adhesion inhibiting barrier and is used in specific spine surgeries.  In April 2010, Spine Shield Class IIb for only anterior use with no contact with the central nervous system or central circulatory system received the CE mark. In December the original HydroFix® Spine Shield (for Anterior use Class IIb in Europe) was renamed to be HydroFix® Anterior Shield and the HydroFix® Spine Shield Product was CE marked for applications in contact with the central circulatory system and central nervous system (Class III in Europe). The CE marked HydroFix® Spine Shield is not available in the United States.

During 2011, the Company received 510(k) clearance for its HydroFix® OrthoShield device, which is indicated for the management and protection of tendon injuries in which there has been no substantial loss of tendon tissue.  The OrthoShield device is a permanent, protective sheet that minimizes soft tissue attachments to the device providing a protective environment for the repaired tendon to heal.  The device is conformable, suturable, and biocompatible, providing surgeons with an easy to use option for tendon protection.  The device also provides a smooth inner gliding surface for the tendon to move as part of normal motion.

Market Opportunity

The Company is a regenerative biomaterials company with three platform technologies.  Our largest addressable market is in chronic wound care consisting of diabetic, venous and pressure ulcers. The Sports Medicine, General Surgery and OB/GYN soft tissue repair markets also represent significant market opportunities.

Each platform technology has competitive advantages that support our projected growth.  Amniotic membrane has unique “bio-active” properties that offer benefits that most competitive products cannot offer. Surgical Biologic’s tissues provide anti-inflammatory, anti-scarring and barrier properties as well as enhanced healing at the surgical or wound site. It also can be stored at room temperature, with a five year shelf life and is easy for the physician to handle when treating a patient. Our CollaFixTM platform is the first biological, biodegradable, biomimetic technology that matches a human tendon in strength and stiffness. It also acts as a scaffold for cellular in-growth. Our HydroFix® platform has a micro pore structure that prohibits cellular attachment and has a very low immunogenic response.

The Company is focused primarily on the United States and Europe but will pursue other individual markets based upon the specific opportunity.  The adoption of the technologies may vary depending on each country’s regulations, but the opportunities to help individuals in the different disease states remain similar and large.

In the US, the two key areas of focus for the products we market currently are the chronic wound care and orthopedic (including spine) markets. There are an estimated five million patients that have chronic wounds due to compromised health, such as poor circulation or diabetes and do not heal with traditional wound care therapies and an estimated three million people needing some type of restorative sports medicine or spinal treatment. Our tissue technologies have shown marked improvements in healing these patients after remarkably short treatment periods. In the future, our tissue platforms will help reduce scarring in a variety of applications, including the estimated two million patients annually undergoing elective aesthetic procedures to reduce the signs of aging or the estimated almost one million patients annually undergoing some type of abdominal surgery where scarring can limit the ability to reproduce, reduce sexual function, or generate post-operative pain.

In Europe, the Company has similar opportunities to treat large populations of patients with our regenerative biomaterials. We believe there is tremendous opportunity to treat a variety of conditions, including close to seven million chronic wounds and burns, and close to one million tendon or ligament repair/ reconstructions.

Wound Care

The types of wounds that present themselves to physicians on a daily bases are diverse.  There are acute wounds caused by surgical intervention, trauma and burns.  The market revenue for biomaterials in wound care is expected to rise at an accelerated compound annual growth rate of 16.5% from 2006-2013 according to the Frost and Sullivan US Interactive Wound Care Markets Report for 2008.

Approximately 6,700,000 chronic wounds are treated in the US annually.  Chronic wounds are defined as wounds that are delayed in closing compared to healing in an otherwise healthy individual.  Some of the most common types of chronic wounds are diabetic foot ulcers, venous leg ulcers, pressure ulcers, arterial ulcers, and surgical wounds that become infected. MiMedx currently intends to focus on two primary chronic wound markets, which are venous leg ulcers and diabetic foot ulcers.

The physician’s goal when treating traumatic wounds is to heal the wound, but allowing the patient to retain natural function in the area of the wound with minimal scarring and infection. If a wound becomes infected, it can lead to a loss of limb or life.  For the most part, physicians heal acute wounds without incident, but with scarring. However, physicians dealing with chronic wounds are mainly concerned with closing the wound as quickly as possible to minimize the risk of an infection that could lead to loss of limb or life.

EpiFix® Dehydrated Human Amniotic Membrane Allograft acts as a tissue regeneration graft that delivers essential wound healing factors, extracellular matrix proteins and inflammatory mediators to help reduce inflammation, enhance healing, and reduce scar tissue formation.  EpiFix® is used for the treatment of all types of chronic and acute, partial and full-thickness wounds.  EpiFix® is not limited to a specific wound type by the FDA like other technologies and is allowed to be used to heal all types of wounds.   EpiFix® is a biologically active tissue allograft that stores at room temperature (0°-38°C) for up to five years.  Certain cultured skin substitutes currently on the market require -80°C storage and expire only six months from time of manufacture.  Another leading skin substitute is delivered on demand and has strict temperature controls between 20° - 23° Celsius with a ten day shelf-life. These competitors’ logistics complications highlight the distinct advantages of EpiFix®.

In addition, our strategic move to supply multiple sizes of grafts (16mm disc, 2x3 cm, 4x4 cm, 7x7cm) minimizes product waste.  Both of the two leading competitors’ products come in only one size each, 2 inch x 3 inch (38 cm2) and 75mm disc (42 cm2).  Since the average diabetic ulcers are approximately 2.5 cm2, using one of the competitors’ products would result in significant waste.

Chronic Sports/Work Tissue Injury

AmnioFix® Injectable addresses the chronic sports/work soft tissue injury market including but not limited to tennis elbow, golfers elbow, plantar fasciitis, tendonitis, bursitis and sprains.  Soft tissue injuries are often caused by either a trauma or overuse of the affected area.   Micro-tears in the tissue form and become inflamed. Scar tissue may form and impede a full recovery. Steroids are often used as a first line to help the patient cope with the pain and assist with recovery.  There are a number of patients that do not get relief with steroids or do not want to use steroids, and over-use of steroids can cause long-term damage to the tissue. We believe AmnioFix® Injectable is the best option for the patient to help to reduce inflammation and scar formation, and enhance healing of micro-tears in soft tissue.

Spine Repair and Vessel Protection

Our AmnioFix® technology also is used as a graft to reduce the amount of scar tissue formation, provide a local anti-inflammatory and help with the soft tissue healing of the area. A reduction of scar tissue is necessary if the patient needs to have an additional surgical procedure in the future, as it may facilitate the re-access to the surgical site as well as help with scar attachment to the spinal dura. There are approximately 850,000 spinal surgeries per year(1) and most of them potentially could use AmnioFix® to reduce scarring and inflammation during the primary procedure and reduce the time during reoperations or follow-up surgeries.

(1)Intellab - Worldwide markets for Emerging Technologies, 2009

Our HydroFix® Vaso Shield sheet is FDA cleared as a vessel protector to protect the major vessels from the anterior spinal column during an anterior spinal procedure. Outside the United States, HydroFix® Spine Shield is CE marked for use for the anterior and posterior spine to provide a barrier for scar tissue attachment (adhesions). This permanent sheet is a physical barrier between two tissue types and could help with the re-access to the surgical site on a revision.

We currently license the PVA-based hydrogel for use in the spine, rotator cuff and as a surgical sheet.

Competition

EpiFix® and AmnioFix® Product lines

Competitive technologies

There are many competitive technologies that are focused on addressing the chronic wound care market. The technologies that we believe we can displace and/or replace are culture skin substitutes and topical growth factors.  Although we are reimbursed under the category of “skin substitute,” our amniotic tissue is more than just a skin substitute - it is a membrane that regenerates multiple different types of tissues and is truly a regenerative tissue graft.

Cultured skin substitutes

Cultured skin substitutes were deployed for the treatment of chronic wounds over ten years ago.  There are limitations to these products:

•	Cell based
•	Requires special handling to minimize damage to the tissue
•	Requires special shipping and storage -80°C or refrigeration.
•	Some require special thawing procedures taking up staff resources
•	Limited to only one size creating tremendous waste

Topical Growth Factors and Platelet Rich Plasma (PRP)

There are two approaches to delivering topical growth factors to assist in healing.  The first, which has been approved by the FDA, is yeast derived rhPDGF which is delivered in a gel that requires refrigeration.   It is only approved for use on neuropathic diabetic foot ulcers.  The second approach is platelet rich plasma (“PRP”), which is blood plasma with concentrated platelets. The platelets found in PRP are concentrated and include growth factors, as well as bioactive proteins.  Although PRP has been used in many procedures, there continue to be many challenges with PRP usage, including the procedure the patient must go through to get the blood and the time it takes to process the blood.  Moreover, the patient’s health will mandate the quality of the PRP. Additionally, the capital requirements for equipment and subsequent disposal costs associated with each procedure can be quite large.  A further challenge is ensuring the PRP material stays in the location where placed by the physician.

Amnion and Amniotic Fluid

There are competing companies that are marketing amniotic tissue and fluid as well.  To date, all the amniotic fluid on the market is cryopreserved, requiring special storage and precise thawing protocols.  Most competitive amnion grafts are cryopreserved single layer amnion grafts.  These grafts have the same issue as some of the cultured skin substitutes, with special storage requirements, thaw time, and hard to handle characteristics.  Some use chemicals to fix or crosslink proteins to help with the tissue sterilization and for storage.  Crosslinking creates a material that is more durable, but the crosslinking alters the resumption profile of the tissue.  If competitors begin to dehydrate and layer their grafts, we believe our strong intellectual property efforts will afford us the right to prevent competitors from selling those products that violate our patents.

CollaFixTM Products

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

These technologies may or may not utilize cross-linking agents, which are FDA-approved and used in the manufacturing of collagen for soft-tissue repair. The current market leader is the Restore Orthobiologic Soft Tissue Implant from DePuy. It utilizes small intestinal submucosa of porcine origin. We believe our collagen fiber-based devices will provide better reinforcement for tendon and ligament repair because they are made of high strength cross-linked collagen fibers and, by mimicking the natural fiber orientation in tendons and ligaments, they provide targeted mechanical properties equivalent to those of tendons and ligaments.

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

HydroFix® Products

Spinal orthopedic and neurosurgeons actively seek treatment alternatives and utilize various technologies during different stages of the patient care continuum. Until the recent success of non-fusion technologies, spine implant market manufacturers have focused almost exclusively on refining and improving spinal fusion techniques. Multiple fusion techniques and products are available to patients today.

Regardless of the type of surgery, fusion or TDR, physicians commonly deal with venous injury during anterior spinal revision surgery. Currently, competition for vessel guards for this specific application is limited. W.L. Gore & Associates, Inc. is the dominant manufacturer in this area.

Marketing and Sales

We have assembled a network of independent sales representatives and stocking distributors to sell our MiMedx-labeled products domestically, and we are continuing to assemble a network of stocking distributors for international distribution.  We also have a number of private label and OEM relationships, where our tissue is packaged and branded in accordance with the customer’s specifications.

Reimbursement

Most of our products are purchased by doctors, hospitals or ambulatory surgery centers that are reimbursed by third-party payers. In the U.S., such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans. Governmental payment programs have prescribed reimbursement rates for procedures and medical products. Similarly, private third-party payers have carefully negotiated payment levels for procedures and medical products. In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive. Private pay possibilities exist as a financing mechanism for purchasing our products as well, but our success substantially depends on adequate levels of third-party reimbursement for our products.

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

Government Regulation

United States

Human Amniotic Tissue

As discussed above, our AmnioFix® and EpiFix® platforms are human tissue, and qualify under Section 361 of the Public Health Service Act as products that do not require premarket review under a drug, device or biological product market application.  The FDA believes that all human cells, tissue and cellular and tissue-based products (HCT/Ps) meet the definition of a drug, device or biological product.  However, the agency recognizes that human tissue was designed, or evolved, to perform certain functions in the human body with exquisite safety and effectiveness. FDA's regulations set out the criteria an HCT/P must meet in order to be marketed without premarket approval or clearance:

•	The HCT/P must be minimally manipulated;
•	The HCT/P must be intended for homologous use (defined as the product performing the same basic function in the donor and in the recipient);
•	The HCT/P must not be not combined with another article; and
•	The HCT/P must not have a systemic effect and is not dependent on the metabolism of living cells for its primary function.

When an HCT/P meets all the above criteria, no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required.  However, the processor of the tissue is required to register with the FDA, comply with regulations regarding labeling, donor eligibility, screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse events.

Medical Devices

Our HydroFix® and CollaFixTM product platforms are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act and they are also regulated in the European Economic Area by the Medical Device Directive 93/42/EEC. Similar registration/licensing regulations apply in other countries. These regulations govern, among other things, the following activities:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	Medical device reporting/Vigilance reporting.

Each medical device distributed commercially in the U.S. will require either 510(k) clearance or Premarket Approval (“PMA”) from the FDA prior to marketing. Devices deemed to pose relatively less risk are placed in either Class I or II which requires the manufacturer to submit a premarket notification requesting clearance for commercial distribution.  This is known as 510(k) clearance, which indicates that the device is substantially equivalent to devices already legally on the market. Most Class I devices are considered very low risk and are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or  devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been required, are placed in Class III, requiring PMA approval.

Some of our products contain biologic materials and we believe that FDA will regulate our products as medical devices. However, the FDA may determine that some of our products are combination products comprised of a biologic and medical device component. For a combination product, the FDA must determine which center or centers within the FDA will review the products and under what legal authority the products will be reviewed. While we believe our products would likely be regulated under the medical device authorities even if they are deemed “combination products,” there can be no assurances that the FDA will agree. In addition, the review of combination products is often more complex and more time consuming than the review of a product under the jurisdiction of only one center within the FDA.

510(k) Clearance Pathway

To obtain 510(k) clearance for our products, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can take significantly longer for submissions that include clinical data.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, technological characteristics, performance or labeling requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA typically inspects the manufacturer’s facilities for compliance with 21 CFR Part 820 Quality System Regulation (QSR) which define the requirements for a quality system.  A Quality System consists of organizational structure, responsibilities, procedures, processes and resources for implementing controls and monitoring to ensure the quality and integrity of the product.

The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

PMA Approval Pathway

If 510(k) clearance is unavailable for a product it must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years and can take even longer.

A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As mentioned above, in conjunction with a PMA review, the FDA typically will inspect the manufacturer’s facilities for compliance with QSR requirements.

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

Post market

After a device is placed on the market, numerous regulatory requirements apply. These include: the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device caused or contributed, or may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. Class II devices also can have special controls such as performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to Class I devices.

The manufacturer is subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we have failed to comply, it can institute a wide variety of enforcement actions, ranging from a warning letter to more severe sanctions such as:

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

International

International sales of the Company’s products are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, the export of certain MiMedx Group products that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that we will receive on a timely basis, if at all, any foreign government or United States export approvals necessary for the marketing of our products abroad.

The primary regulatory environment in Europe is that of the European Union, which consists of twenty-seven countries, encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE Mark and can be commercially distributed throughout Europe.  For tissue products, the Company must submit for approval and clearance with each individual country, supporting the compliance of the product with the country’s directives and/or standards.  Once approved, the tissue product can be distributed within that particular country. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. A successful assessment by a Notified Body resident in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Economic Area EEA.

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

Regulatory Status of our Products

The clearances and CE markings we have received for our products are discussed under the description of the respective technologies under the heading “Our Technology and Products.”

Licenses

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

Surgical Sheet License with SaluMedica, LLC

On March 31, 2008, we entered into an exclusive world-wide license with SaluMedica, LLC for a PVA-based hydrogel biomaterial for applications as a surgical sheet. The license covers both internal and external applications. In exchange for the exclusive, worldwide, perpetual license to develop, manufacture, and sell the “surgical sheet” technology for application anywhere in the body, we issued SaluMedica, LLC 400,000 shares of restricted Common Stock. In addition, SaluMedica, LLC is eligible to receive up to an aggregate additional 600,000 shares of restricted Common Stock if certain sales and revenue milestones are achieved not later than June 30, 2013. On December 31, 2009, we completed the sale of our first commercial product, the HydroFix® Vaso Shield, and met the first milestone under this agreement. As a result we issued 100,000 shares of Common Stock to the licensor valued at $71,000.

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

Worldwide, the MiMedx platform technologies are protected with ten patents and over 50 patent applications, as well as proprietary manufacturing processes and trade secrets.

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

Trademarks & Trade Names

We own trademark and trade name registration of the mark Paradís Vaso ShieldTM and license the SaluMedica™ and Salubria® trademarks. We also own the trade name registration of the trademarks of MiMedx®, EpiFix®, AmnioFix®, HydroFix® and Purion®.

Manufacturing

MiMedx Group performs research and early stage product and process development activities and operates a pilot production facility for its proprietary CollaFixTM cross-linked collagen products in its Kennesaw, Georgia, facility. In the future, we may contract with third parties to perform certain manufacturing or assembly of the products that are developed and enter into strategic relationships for sales and marketing of products that we develop.

Our Kennesaw, Georgia, facility is also our corporate headquarters, which houses our general management, sales, marketing, product development, quality and regulatory functions as well as the consolidation of our manufacturing operations for EpiFix®, AmnioFix®, HydroFix® and CollaFixTM.

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

We have a comprehensive network of hospitals who participate in our placenta donation program.  We have a dedicated staff who work at these hospitals, collecting donated placentas from mothers who consent to donation, undergoing caesarian section births.  In addition, we have entered into agreements with certain third party companies who also collect placenta donations in other hospitals.  We believe that we have ensured an adequate supply of tissue to meet anticipated demand.

Research and Development

Our research and development group has extensive experience in developing products related to our field of interest, and works with our Medical Advisory Board to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. To support development, we have contracts with outside labs who aid us in our research and development process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 below for information regarding expenditures for research and development in each of the last two fiscal years.

Environmental Matters

The Company’s tissue preservation activities generate some chemical and biomedical wastes, consisting primarily of diluted alcohols and acids, human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures.  The chemical and biomedical wastes generated by the Company are placed in appropriately constructed and labeled containers and are segregated from other wastes generated by the Company.  The Company contracts with third parties for transport, treatment, and disposal of waste.  The Company strives to remain compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U. S. Environmental Protection agency and the Georgia Department of Natural Resources, Environmental Protection /division.

Employees

As of December 31, 2011, we had 52 employees, of whom 47 are full-time and five are part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Litigation

None outside the ordinary course of business.

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

Many of our planned products are in the early stage of product development.

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

We will require significant additional funds, either through additional equity or debt financings or collaborative agreements or from other sources to engage in research and development activities with respect to our potential products and to hire the personnel necessary to successfully manage the commercialization of our products. We believe that our current cash and cash equivalents will be sufficient to meet our projected operating requirements for the next twelve months. However, obtaining the required regulatory approvals and clearances and the planned expansion of our business will be expensive and time-consuming and we may in the future seek funds from public and private stock or debt offerings, borrowings under lines of credit or other sources. Our capital requirements will depend on many factors, including:

•	the revenue generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts, including efforts to hire independent agents and sales representatives;

•
the expenses we incur in developing and commercializing our products, including the cost of obtaining and maintaining FDA or other regulatory clearances and approvals for our HydroFix® and CollaFixTM products; and

•	general and administrative expenses.

As a result of these factors, we will raise additional funds in the future and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities we issue may have rights, preferences and privileges senior to those of our existing shareholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, obtain the required regulatory clearances or approvals, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material and adverse effect on our business, results of operations and financial condition.

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

SaluMedica, LLC may license the PVA-based hydrogel, the material used to make MiMedx’s HydroFix® products and other products we are developing, and its trademark to third parties for use in applications unrelated to the spine, rotator cuff, or surgical sheet applications. This may expose us to adverse publicity if these uses are not proven safe and effective.

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

We may not be successful in commercializing all of our technologies.

We have had only limited sales of our HydroFix® products. We have invested substantial time and resources in developing various additional products using our HydroFix® and CollaFixTM technologies.  Further commercialization of these technologies will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue. Despite our efforts, any such products may not become commercially successful products for a number of reasons, including:

•	we may not be able to obtain regulatory clearance or approvals for such products, or the approved indication may be narrower than we seek;

•	such products may not prove to be safe and effective in preclinical or clinical trials;

•	physicians or hospitals may not receive any reimbursement from third party payors, or the level of reimbursement may be insufficient to support widespread adoption of such products;

•	we may experience delays in our development programs;

•	any products that are approved may not be accepted in the marketplace by physicians or patients;

•	we may not be able to manufacture any such products in commercial quantities or at an acceptable cost; and

•	rapid technological change may make such products obsolete.

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

To be commercially successful, we must convince physicians that our products are safe and effective alternatives to existing surgical treatments and that our products should be used in their procedures.

We believe physicians may not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods. Physicians may be slow to change their medical treatment practices for the following reasons, among others:

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

There will be a learning process involved for physicians to become proficient in the use of our products. It will be critical to the success of our commercialization efforts to train a sufficient number of surgeons and to provide them with adequate instruction in the use of our products. This training process may take longer than expected and may therefore affect our ability to generate sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging and we may not be successful in these efforts. If physicians are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us, any of which could have an adverse effect on our business.

For some of our products, we depend on a single or a limited number of third-party suppliers, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could adversely affect our business.

We rely on a limited number of third-party suppliers for the raw materials required for the production of our HydroFix® implant products. Furthermore, in some cases we rely on a single supplier. Our dependence on a limited number of third-party suppliers or on a single supplier, and the challenges we may face in obtaining adequate supplies of raw materials, involve several risks, including limited control over pricing, availability, quality, and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our products, including limiting supplies necessary for clinical trials and regulatory approvals, or interrupt production of the existing products that are already marketed, which would have a material adverse effect on our business.

We also expect to use collagen, a protein obtained from animal source tissue, as another significant material required to produce some of our anticipated products. We may not be able to obtain adequate supplies of animal source tissue, or to obtain this tissue from animal herds that we believe do not involve pathogen contamination risks, to meet our future needs or on a cost-effective basis. Any significant supply interruption could adversely affect the production of our products and delay our product development or clinical trial programs. These delays would have an adverse effect on our business.

For our amniotic membrane products, we depend on the availability of sufficient quantities of placental tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our amniotic membrane products depends upon, among other factors, the availability of sufficient quantities of placental tissue from human donors. If the supply of donated human tissue is materially reduced, this would restrict our growth and could have a material adverse impact on our revenues, financial condition, profitability, and cash flows.

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

We expect a significant percentage of our revenue to be from sales to customers outside the U.S. International sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

•	Fluctuations in currency exchange rates;

•	Regulatory, product approval and reimbursement requirements;

•	Tariffs and other trade barriers;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties and costs of managing foreign distributors;

•	Reduced protection for intellectual property rights in some countries;

•	Burdens of complying with a wide variety of foreign laws;

•	The impact of recessions in economies outside the U.S.; and

•	Political and economic instability

•	U.S. Export regulatory restrictions

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

The process of obtaining regulatory clearances or approvals to market a medical device from the FDA, or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. The FDA’s 510(k) clearance process generally takes 30 days to six months from submission, depending on whether a Special or traditional 510(k) premarket notification has been submitted, but can take significantly longer. An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process and is not exempt from premarket review by the FDA. The PMA process almost always requires one or more clinical trials and can take one to three years from the date of filing, or longer. In some cases, the FDA has indicated that it will require clinical data as part of the 510(k) process.

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

It is likely that the FDA’s regulation of both our tissue products and our medical devices will continue to evolve in the future.  Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on the Company.

We expect to be required to conduct clinical trials for some of our products. These clinical trials may proceed more slowly than anticipated, and we cannot be certain that the results of these clinical trials will demonstrate that our products are safe and effective for human use.

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

The market price of our Common Stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. Over the past two fiscal years, the closing price of our Common Stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.75 to a high of $1.75. The market price of our Common Stock could be impacted by a variety of factors, including:

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

As of December 31, 2011, our directors and executive officers together beneficially owned approximately 29% of our outstanding Common Stock. This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that some of its shareholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. As a result, the market price of our shares could be adversely affected.

The exercise of warrants or options or conversion of notes may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of outstanding warrants and options to purchase our stock, as well as outstanding notes that are convertible into our Common Stock. If the market price of our Common Stock rises above the exercise price of outstanding warrants and options or the conversion price of the outstanding notes, holders of those securities may be likely to exercise their warrants and options or convert their notes and sell the Common Stock acquired upon exercise or conversion of such securities, as applicable, in the open market. Sales of a substantial number of shares of our Common Stock in the public market by holders of warrants, options, or notes may depress the prevailing market price for our Common Stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, warrants, or notes exercise those options or warrants or convert those notes, as applicable, our common stockholders will incur dilution in their relative percentage ownership.

As of December 31, 2011, warrants to purchase 9,388,817 shares of our common stock at a weighted average exercise price of $1.00 per share were outstanding and exercisable; options to purchase 10,333,583 shares of common stock were outstanding, of which 6,000,497 were exercisable at a weighted average exercise price of $1.16 per share, the line of credit with a related party was convertible into 1,342,726 shares of common stock, the senior secured promissory notes were convertible into 5,007,732 shares of common stock at a weighted average conversion price of $1.00 per share, the Convertible debt related to the acquisition was convertible into an estimated 1,149,836 shares of common stock at a weighted average conversion price of $1.13 per share and the short term earnout liability was convertible into an estimated 2,818,781 shares of common stock at a weighted average conversion price of $1.13 per share. There is also potential further dilution in the future from the long term portion of the earnout liability and from the unvested portion of the contingent warrants.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located in Kennesaw, Georgia where we lease approximately 20,300 square feet of office, laboratory and manufacturing space. We lease approximately 21,200 square feet nearby, which primarily consists of laboratory, manufacturing and warehouse space. We believe these facilities are adequate for our current activities but expect to lease additional space in conjunction with executing our business plan.

Item 3.   Legal Proceedings

None outside the ordinary course of business.

Item 4.   Mine Safety Disclosures

Not applicable.

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

Year ended December 31, 2011	High	Low
First Quarter	$1.42	$1.04
Second Quarter	1.15	0.76
Third Quarter	1.39	1.00
Fourth Quarter	1.25	1.00

Year ended December 31, 2010	High	Low
First Quarter	$1.75	$0.75
Second Quarter	1.55	1.00
Third Quarter	1.48	0.99
Fourth Quarter	1.35	0.80

Based upon information supplied from our transfer agent, there were approximately 1,100 shareholders of record of our Common Stock as of March 1, 2012.

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

Unregistered Sales of Equity Securities and Use of Proceeds

As reported in Note 10 “Common Stock Placements” in our consolidated financial statements as of and for the twelve months ended December 31, 2011, the Company sold an additional 3,778,321 shares of Common Stock and issued an additional 1,889,161 warrants and received cash proceeds of approximately $3,731,000. See “Notes to Consolidated Financial Statements” for the terms of the Warrants. These sales were made in conjunction with the Company’s most recent private placement which commenced in October 2010 (“October 2010 Private Placement”); the offering was closed during the quarter ended September 30, 2011, and no further sales occurred during the three months ended December 31, 2011.

The Company relied on Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described above because they were offered to accredited investors and a limited number of unaccredited investors who purchased for investment in transactions that did not involve a general solicitation.

We did not repurchase any shares during the year ended December 31, 2011, and currently have no share repurchase plans or programs.

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

The discussion and analysis of our financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue, if any, and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

MiMedx Group, Inc. and subsidiaries (“MiMedx Group” or the “Company”) is an integrated developer, manufacturer and marketer of patent protected regenerative biomaterial products and allografts processed from human amniotic membrane.  “Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include the device technologies HydroFix® and CollaFixTM, and our tissue technologies, AmnioFix® and EpiFix®. Our tissue technologies, processed from the human amniotic membrane, utilize our proprietary Purion® process that was developed by our wholly-owned subsidiary, Surgical Biologics, to produce a safe, effective and minimally manipulated implant. Surgical Biologics is the leading supplier of amniotic tissue, having supplied over 70,000 implants to date to distributors and OEMs for application in the Ophthalmic, Orthopedics, Spine, Wound Care and Dental sectors of healthcare.

Our initial business strategy was to identify and acquire innovative new medical products and technologies, focused initially on the musculoskeletal market, as well as novel medical instrumentation and surgical techniques. We subsequently refined our strategy to specialize in proprietary biomaterial technologies that can be transformed into unique medical devices that fill an unmet or underserved clinical need. Our HydroFix® hydrogel technology and our CollaFixTM collagen fiber technology are proprietary platforms that can serve as the basis for medical devices in various orthopedic and orthobiologic applications, such as spine, sports medicine, and trauma. We also have identified multiple product opportunities in general surgery, drug delivery, wound management and cardiac markets among others.  During 2010, the Company looked to acquire technologies that could leverage the established distribution channels without the regulatory risk associated with the HydroFix® and CollaFixTM platforms.  As a result of the search the Company acquired Surgical Biologics which was the market leader in amniotic tissue processing.

Our focus is on soft tissue repair.  Our internal commercialization efforts relative to our EpiFix®, AmnioFix®, HydroFix® and CollaFixTM materials are targeting large markets totaling in excess of $10B, several of which are growing at high single or low double digits annually.  Our targeted markets include wound management, orthopedics and spine. As appropriate, we may partner with large, established companies in the general surgery, drug delivery, cardiac and other markets. Initial conversations with such external relationships have been initiated, but they will take time to develop.

Our distribution model is currently comprised of an evolving network of third party sales agents and stocking distributors managed by regional sales managers marketing MiMedx branded products.  We have several OEM relationships targeting several niche markets. We also market our products internationally through stocking distributors.

We have organized an advisory panel of leading physicians to provide insight into our primary fields of interest for new products and technology, as well as guidance and advice with respect to ongoing product development programs.

Our core focus is on near-term opportunities for our EpiFix® and AmnioFix® platforms while continuing to advance our device technologies through the regulatory process.

With the acquisition of Surgical Biologics we have added technologies that do not require a 510K or PMA clearance as both the EpiFix® and AmnioFix® platforms are considered human tissue under Section 361 of the Public Health Services Act due to the fact that they are not more than minimally manipulated and are for homologous use only. Our near term focus for these products is on working with the private payers and Medicare to assure adequate and timely reimbursement. On January 1, 2012, our CMS C-Code went into effect which allows for Medicare reimbursement in Ambulatory Surgery Centers and Hospital Outpatient Centers for EpiFix®. Additionally, we added the permanent position of Chief Medical Officer to lead the efforts related to reimbursement. We filled the position with a doctor who served for many years as Medical Director for a major private payer and has extensive experience working with Medicare. This individual is also responsible for managing our clinical trials.

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

Goodwill and intangible assets

Intangible assets include licensing rights and are accounted for based on FASB Accounting Standards Codification 350, “Intangibles — Goodwill and Other” (ASC 350), previously referred to as Financial Accounting Standard Statement No. 142 Goodwill and Other Intangible Assets. In that regard, goodwill is not amortized but is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The accounting for a recognized intangible asset is based on its useful life to the reporting entity. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized. Significant judgments are involved in estimating future cash flows used to support the carrying value of goodwill and indefinite lived intangible assets.

Impairment of long-lived assets

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

Debt Instruments with Detachable Warrants and Beneficial Conversion Features

According to ASC-470 Debt Instruments with Detachable Warrants, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The Black-Scholes-Merton pricing model, consistent with the provisions of ASC 470, was used to determine the fair value of each warrant granted. The portion of the proceeds so allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

Contingent Consideration

The Agreement and Plan of Merger between the Company and the former owners of Surgical Biologics (“the Merger”) dated January 5, 2011 involves the potential for the payment of future contingent consideration in MiMedx common stock. Payment of the additional consideration is contingent on the acquired company reaching sixty percent (60%) of the excess of the amniotic tissue based gross revenues in calendar year 2011 over gross revenues in calendar year 2010 minus any FDA approval costs. The payment shall be made as the aggregate number of shares of MiMedx Common Stock per a specified formula in the Agreement and Plan of Merger. In addition the Company shall deliver to the former owners of Surgical Biologics an aggregate number of shares of the Company equal to thirty percent (30%) of the Gross Revenues in calendar year 2012 over the Gross Revenues in calendar year 2011 minus any FDA approval costs. The Company shall deliver the contingent consideration no later than 30 days after the Company files its Form 10-K. The contingent consideration was originally recorded at the estimated fair value of the contingent milestone payment on the acquisition date. The fair value of the contingent milestone consideration was remeasured at the estimated fair value as of December 31, 2011 with the change in fair value recognized as income or expense within Other Income (Expense) in the condensed consolidated statements of earnings.

At December 31, 2011, the fair value of the contingent consideration tied to 2011 revenue was calculated to be approximately $3,185,000 and the liability adjusted and recorded as a current liability in the consolidated balance sheet and is due to be paid in MiMedx common stock not more than 30 days following the filing of our Form 10-K. The estimated maximum potential amount of undiscounted future contingent consideration tied to revenue for calendar year 2012 was approximately $4,225,000 and was recorded in the non-current liability section of the consolidated balance sheet.

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

Results of Operations for the year ended December 31, 2011, compared to the year ended December 31, 2010

Revenue

Total revenue increased from $789,000 in 2010 to $7,760,000 in 2011. Net tissue processing revenue resulting from the Surgical Biologics acquisition was approximately $7,434,000 for the year ended December 31, 2011, and our net product sales for HydroFix® Vaso Shield products in the U.S. and HydroFix® Spine Shield products outside the U.S. was approximately $326,000 during the same period, compared to approximately $544,000 for the year ended December 31, 2010.  The decrease in sales of HydroFix® products from the prior year was a result of our focus on tissue products and the Surgical Biologics acquisition.  During the year ended December 31, 2010, we also had other revenue of $245,000 for the Qualifying Therapeutic Discovery Project grant from the U.S. Government.

Tissue Processing Costs and Cost of Products Sold

Products and processing costs as a percentage of total revenue for the year ended December 31, 2011 improved to 41% from 218% in the prior year.  The improvement was due primarily to the increase in revenue attributable to the products acquired in the Surgical Biologics transaction.  It should be noted that as our sales levels and corresponding production levels increase, these costs as a percentage of total revenues will continue to decrease resulting in higher gross margins.

Personnel costs represent approximately $1,960,000 or 62% of total manufacturing, quality assurance and regulatory spending for the year ended December 31, 2011, compared to 73% for the year ended December 31, 2010.  We employed 22 full-time and two part-time manufacturing and quality assurance technicians at December 31, 2011, compared to nine full-time personnel for year ended December 31, 2010.  The increase of 13 full-time and two part-time employees was attributable to the acquisition of Surgical Biologics.  Allocation of fixed production overheads is based on the normal capacity of production facilities. We anticipate spending in the area of manufacturing and quality assurance to increase in support of production rate increases.

Research and Development Expenses

Research and development expenses during the year ended December 31, 2011, decreased approximately $151,000 to $2,603,000 compared to $2,753,000 for the year ended December 31, 2010.  The decrease was due primarily to a reduction in personnel and operating costs related to the closure of the Tampa facility of approximately $1,017,000, which was offset by the addition of Surgical Biologics research and development costs of approximately $562,000, and increased costs in administrative and product development for personnel, travel and patent legal costs of $304,000.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  As of December 31, 2011, we employed five employees devoted to research and development, compared to 12 full-time and two part-time employees devoted to these efforts as of December 31, 2010.  Internal personnel costs, including salaries, severance and benefits, were approximately $1,113,000 or 43% of total research and development expenses during the year ended December 31, 2011, as compared to approximately $1,462,000 or 53% for the year ended December 31, 2010.  Headcount reductions as a result of the Tampa facility closure occurred primarily in the second half of the year ended December 31, 2011.  Development and testing represented approximately $761,000 or 29% and $584,000 or 21%, respectively, of research and development expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010.  We anticipate our spending in the area of research and development in the foreseeable future to continue at comparable current levels as we progress our technologies through additional clinical trials in support of our marketing and reimbursement efforts.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the year ended December 31, 2011, increased approximately $4,916,000 to $11,764,000 compared to $6,848,000 for the year ended December 31, 2010.  Selling, General and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  As of December 31, 2011, we employed 20 full-time and three part-time personnel in selling, general and administrative functions, compared to 11 full-time and two part-time personnel for the year ended December 31, 2010.  The increase in staffing was primarily due to the acquisition of Surgical Biologics and additional sales and support personnel required for the increased sales and market development.

The acquisition of Surgical Biologics increased general and administrative expenses by approximately $2,686,000, including $236,000 in legal fees and $48,000 in external auditing fees, the majority of which is related to the merger, $596,000 in additional expenses for Surgical Biologics staff and general office expenses, $1,098,000 in sales and marketing expenses and rent, and $708,000 of depreciation and amortization.   Our sales and marketing expenses increased by $1,369,000 as a result of our expanded sales team to support our rapid growth, increased commissions due to increased sales, and trade show and market launch expenses.  Our share-based compensation increased by approximately $488,000, and our director fee expense increased by $185,000 as the result of restructuring board compensation in mid-2010, and was offset by $237,000 due to reductions in accounting, recruiting costs, consulting and travel costs.

During the years ended December 31, 2011 and 2010, we recorded approximately $447,000 and $444,000 in depreciation expense, respectively.  The $3,000 increase in depreciation was attributable to the acquisition of Surgical Biologics and some additional lab equipment acquired during the year ended December 31, 2011, offset by leasehold improvements in the terminated Marietta facility being fully depreciated.  We depreciate our assets on a straight-line basis, principally over five to seven years.

Share based compensation for the year ended December 31, 2011, was approximately $1,659,000 as compared to $1,171,000 for the year ended December 31, 2010, an increase of approximately $488,000 or 42%.  Increased employee stock option grants reflect management’s alignment of employee compensation with investor objectives.  Additionally, during the year ended December 31, 2011, we recorded approximately $416,000 expense related to the termination of an exclusive licensing agreement, and approximately $6,000 as an adjustment to the fair value of the earn-out liability related to the acquisition of Surgical Biologics.

During the years ended December 31, 2011 and 2010, we recorded approximately $1,336,000 and $668,000 in amortization expense, respectively.  All of the $668,000 increase in amortization expense was attributable to the acquisition of Surgical Biologics.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

We anticipate spending in the area of general and administrative expenses in the foreseeable future to continue at comparable current levels.

Other Income / (Expense)

We recorded other expense of approximately $0 and $287,000 for the years ended December 31, 2011 and 2010, respectively.  The $287,000 expense in 2010 was related to financing expense in conjunction with hybrid debt instruments issued during 2010.

Net Interest Expense

We recorded net interest expense of approximately $433,000 during the year ended December 31, 2011 compared to net interest expense of approximately $600,000 during the year ended December 31, 2010.  The net interest expense during the year ended December 31, 2011, includes approximately $320,000 amortization on the discounts on the acquisition convertible note, the convertible line of credit with a related party, and the Senior Secured Promissory Notes.  Accrued interest on the aforementioned notes and other obligations was approximately $110,000 during the year, and we incurred approximately $3,000 foreign exchange loss during the current year.  The approximate $600,000 interest expense recorded during the year ended December 31, 2010, was primarily related to our 3% Convertible Notes issued in 2009.

Contractual Commitments

The table below sets forth our known contractual obligations as of December 31, 2011:

	Payments due by period
		less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Convertible senior secured promissory notes	$5,000,000	—	5,000,000	—	—
Convertible debt, line of credit with related party	1,300,000	1,300,000	—	—	—
Convertible debt, note related to acquisition of SB	1,250,000	1,250,000	—	—	—
Employment agreements	483,934	483,934	-	—	—
Operating lease obligations	901,236	480,244	420,992	—	—
Royalty payments	140,000	45,000	95,000	—	—
	$9,075,170	3,559,178	5,515,992	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

The Company emerged from being a development stage company in 2010. Planned principal operations have commenced, but the revenue has not been significant enough to fund ongoing operations. The Company’s cash requirements for the twelve months ended December 31, 2011, arose out of general working capital needs and the acquisition of Surgical Biologics. The Company funded its cash requirements primarily through a combination of debt and equity financings with a lesser amount derived from company revenue. As of December 31, 2011, the Company had approximately $4,112,000 of cash and cash equivalents.  The Company raised approximately $10,139,000 through its financing activities net of loan repayments and reduced the cash required by operating and investing activities by approximately $942,000 as compared to the prior year. The Company reported total current assets of approximately $6,882,000 and current liabilities payable in cash of approximately $4,732,000 after adjusting for the approximate $3,185,000 of short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  Also included in current liabilities is a convertible line of credit with a related party for approximately $1,296,000 which is due on December 31, 2012, which can be extended for an additional 12 months by paying a fee of five  percent of the amount due or $65,000. The Company believes that its cash and cash equivalents and anticipated cash from operations will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Discussion of cash flows

Net cash used in operations during the twelve months ended December 31, 2011, decreased approximately $1,493,000 to $6,665,000 compared to $8,158,000 used in operating activities for the twelve month period ended December 31, 2010, primarily attributable to our increased sales activity.  The changes in assets and liabilities included in the Statement of Cash Flows are net of the effects of the Surgical Biologics acquisition.

Net cash used in investing activities during the twelve months ended December 31, 2011, increased approximately $551,000 to $703,000 compared to $152,000 used in investing activities for the twelve month period ended December 31, 2010.  Of the $551,000 increase, $467,000 was cash paid in conjunction with the Surgical Biologics acquisition, and approximately $335,000 was cash paid for additional lab equipment and furniture for the Kennesaw facility, somewhat offset by a grant from the State of Georgia of $250,000.

Net cash flows from financing activities during the twelve months ended December 31, 2011, increased approximately $3,142,000 to $10,139,000 compared to $6,997,000 during the twelve months ended December 31, 2010.  Cash flows from financing activities during the current year include approximately $5,000,000 related to our Senior Secured Promissory Note offering which closed in December, $3,731,000 related to our October 2010 Private Placement, $1,300,000 borrowed from our Revolving Secured Line of Credit with a related party, approximately $296,000 received from the exercise of stock options, the repayment of approximately $99,000 outstanding under a line of credit assumed in the acquisition of Surgical Biologics, and the payment of approximately $89,000 in principal and interest on three notes assumed in the acquisition of Surgical Biologics.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational cash burn (see the table below).  The adjusted EBITDA loss for the year was approximately $6,300,000 which is a reduction of approximately $1,930,000 or 23% as compared to the previous year.  This improvement was the result of increased revenue combined with reduced spending.

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

	Year Ended December 31,
	2011	2010
Net Loss (Per GAAP)	$(10,193,986)	$(11,419,753)

Add back:
Income Taxes	-	-

Financing expense associated with warrants issued in connection with convertible promissory note	-	595,679

Financing (expense) associated with beneficial conversion of hybrid debt instrument	-	287,448

Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	266,991	-

Financing expense associated with beneficial conversion of Line of Credit with Related Party	33,254	-

Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	14,907	-

Other interest expense, net	117,818	3,970

Depreciation Expense	446,502	444,259
Amortization Expense	1,335,908	667,932
Employee Share Based Compensation	1,307,869	996,307
Other Share Based Compensation	351,214	174,354

Loss Before Interest, Taxes, Depreciation, Amortization and
Share Based Compensation	$(6,319,523)	$(8,249,804)

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

MiMedx Group, Inc.

We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2011, and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P

Atlanta, Georgia

March 29, 2012

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$4,112,326	$1,340,922
Accounts receivable, net	1,891,919	162,376
Inventory, net	712,602	111,554
Prepaid expenses and other current assets	164,664	90,946

Total current assets	6,881,511	1,705,798

Property and equipment, net of accumulated depreciation of $1,814,473and $1,392,704, respectively	869,411	756,956
Goodwill	4,040,443	857,597
Intangible assets, net of accumulated amortization of $3,468,515and $2,132,606, respectively	15,090,485	3,929,394
Deposits and other long term assets	214,342	102,500

Total assets	$27,096,192	$7,352,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,300,638	$848,285
Convertible notes, plus accrued interest of $3,432	-	403,432
Deferred rent current	6,620	-
Convertible line of credit with related party, net of unamortized discount of $46,746 plus accrued interest of $42,726	1,295,980	-
Convertible debt related to acquisition, net of unamortized discount of $170,509 plus accrued interest of $49,315	1,128,806	-
Current portion of earn-out liability payable In MiMedx common stock	3,185,223	-
Total current liabilities	7,917,267	1,251,717

Earn-out liability payable in MiMedx common stock, net of current portion	4,225,280	-
Convertible Senior Secured Promissory Notes, net of unamortized discount of $2,263,145 plus accrued interest of $7,732	2,744,587	-
Other liabilities	312,493	-
Total liabilities	15,199,627	1,251,717

Commitments and contingency (Note 15)	-	-

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized;74,306,895 issued and 74,256,895 outstanding for 2011 and 64,381,910 issued and 64,331,910 outstanding for 2010	74,307	64,382
Additional paid-in capital	73,868,604	57,888,506
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(62,021,346)	(51,827,360)

Total stockholders' equity	11,896,565	6,100,528

Total liabilities and stockholders' equity	$27,096,192	$7,352,245

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

REVENUES:
Net sales	$7,760,446	$544,155
Grant revenue	-	244,719
Total revenue	7,760,446	788,874

OPERATING COSTS AND EXPENSES:
Cost of products sold	3,154,594	1,720,063
Research and development expenses	2,602,751	2,753,331
Selling, general and administrative expenses	11,764,117	6,848,135

LOSS FROM OPERATIONS	(9,761,016)	(10,532,655)

OTHER INCOME (EXPENSE), net
Financing expense associated with warrants issued in connection with convertible promissory note	-	(287,449)
Interest (expense) income, net	(432,970)	(599,649)

LOSS BEFORE INCOME TAXES	(10,193,986)	(11,419,753)
Income taxes	-	-

NET LOSS	$(10,193,986)	$(11,419,753)

Net loss per common share
Basic and diluted	$(0.14)	$(0.19)

Shares used in computing net loss per common share
Basic and diluted	72,450,337	59,138,357

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible
	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2009	-	$-	50,002,887	$50,003	$46,454,482	$(25,000)	$(40,407,607)	$6,071,878

Employee share-based compensation expense	-	-	-	-	996,307	-	-	996,307

Other share-based compensation expense	-	-	-	-	174,354	-	-	174,354

Beneficial conversion feature recognized on convertible debt	-	-	-	-	287,448	-	-	287,448

Sale of common stock and warrants (net of $67,980 of offering costs)	-	-	3,713,433	3,713	3,118,307	-	-	3,122,020

Exercise of stock options	-	-	210,250	211	154,915	-	-	155,126

Exercise of warrants	-	-	3,219,348	3,219	3,216,130	-	-	3,219,349

Shares issued in conjunction with conversion of convertible debt	-	-	7,235,992	7,236	3,486,563	-	-	3,493,799

Net loss for the peiod	-	-	-	-	-	-	(11,419,753)	(11,419,753)

Balances, December 31, 2010	-	-	64,381,910	64,382	57,888,506	(25,000)	(51,827,360)	6,100,528

Employee share-based compensation expense	-	-	-	-	1,307,869	-	-	1,307,869

Other share-based compensation expense	-	-	-	-	351,214	-	-	351,214

Exercise of stock options	-	-	490,000	490	295,263	-	-	295,753

Sale of common stock and warrants (net of $47,733 of offering costs)	-	-	3,778,321	3,779	3,726,808	-	-	3,730,587

Shares issued in conjunction with conversion of convertible debt	-	-	406,664	406	406,257	-	-	406,663

Shares issued in conjunction with acquisition of Surgical Biologics, LLC	-	-	5,250,000	5,250	7,082,250	-	-	7,087,500

Beneficial conversion feature recognized on convertible debt	-	-	-	-	2,715,552	-	-	2,715,552

Warrants issued in conjunction with convertible promissory notes	-	-	-	-	14,885	-	-	14,885

Discount on benefical conversion feature recognized on line of credit with related party	-	-	-	-	80,000	-	-	80,000

Net loss for the peiod	-	-	-	-	-	-	(10,193,986)	(10,193,986)

Balances, December 31, 2011	-	$-	74,306,895	$74,307	$73,868,604	$(25,000)	$(62,021,346)	$11,896,565

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,193,986)	$(11,419,753)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	446,502	444,259
Amortization of intangible assets	1,335,908	667,932
Amortization of debt discount and deferred financing costs	315,152	599,001
Employee share-based compensation expense	1,307,869	996,307
Other share-based compensation expense	351,214	174,354
Change in fair value of earn-out liability	5,803	-
Financing expense associated with warrants issued in connection with convertible promissory note	-	287,448
Increase (decrease) in cash resulting from changes in (net of effects of acquisition):
Accounts receivable	(1,208,456)	(162,376)
Inventory	(253,942)	(80,634)
Prepaid expenses and other current assets	(70,980)	30,331
Other assets	(80,375)	86,702
Accounts payable and accrued expenses	1,256,251	218,936
Accrued interest	107,886	-
Other liabilities	16,383	-
Net cash flows from operating activities	(6,664,771)	(8,157,493)

Cash flows from investing activities:
Purchases of equipment	(486,091)	(151,617)
Proceeds from REBA grant	250,000	-
Cash paid for acquisition, net of cash aquired of $33,583	(466,417)	-
Net cash flows from investing activities	(702,508)	(151,617)

Cash flows from financing activities:
Proceeds from Senior Secured Promissory Notes	5,000,000	-
Proceeds from Note Payable with related party	1,300,000	-
Proceeds from Bridge Loan	-	500,000
Repayment of Line of Credit	(99,000)	-
Repayment of Notes Payable	(88,657)	-
Proceeds from sale of common stock and warrants and common stock with registration rights, net	3,730,587	3,122,020
Proceeds from exercise of stock options	295,753	155,126
Proceeds from exercise of warrants	-	3,219,349
Net cash flows from financing activities	10,138,683	6,996,495

Net change in cash	2,771,404	(1,312,615)

Cash, beginning of period	1,340,922	2,653,537

Cash, end of period	$4,112,326	$1,340,922

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,456	$8,330
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

Supplemental disclosure of non-cash financing activity:

During the year ended December 31, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 and issued convertible secured promissory notes for $1,250,000 in conjunction with its acquisition of Surgical Biologics

*	the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt issued with regard to its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $80,000 related to the convertible debt issued with regard the Note Payable to related party

*	the Company recognized a beneficial conversion feature valued at $2,278,052 related to the convertible debt issued with regard to the Senior Secured Promissory Notes

*	the Company issued warrants valued at $14,885 for placement fees associated with the Senior Secured Promissory Notes

During the year ended December 31, 2010:
*	the Company issued 500,000 warrants in conjunction with the issuance of Hybrid Debt instruments valued at $141,974

*	the Company recognized a beneficial conversion feature valued at $145,474 related to the Hybrid Debt instruments

*	the Company recognized the amortization of debt discount and deferred financing costs related to the conversion of convertible debt in the amount of $599,001

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND 2010

1.	Formation and nature of business

Nature of business

Prior to the fiscal year ended December 31, 2010, MiMedx Group, Inc. and Subsidiaries (“MiMedx”) was considered a Development Stage Enterprise.

MiMedx acquired a license for the use, adoption and development of certain core technologies developed at the Shriners Hospital for Children and the University of South Florida Research Foundation. This technology focuses on biomaterials for soft tissue repair, such as tendons, ligaments and cartilage, as well as other biomaterial-based products for numerous other medical applications. The development of the licensed technologies requires continued research and development and, ultimately, the approval of the U.S. Food and Drug Administration (“FDA”) and/or foreign regulatory authorities in order for the Company to be able to generate revenue from the sale of its products. The Company received European regulatory approval in January of 2012 for the CollaFixTM surgical mesh product.  The Company is continuing to work on obtaining approval in the U.S. and there can be no assurance that the Company will be successful in its efforts to commercialize the licensed technology.

On July 23, 2007, MiMedx acquired SpineMedica Corp. through its wholly-owned subsidiary, SpineMedica, LLC (“SpineMedica”). SpineMedica Corp. was incorporated in the State of Florida on June 9, 2005, and its successor SpineMedica, LLC was incorporated in the State of Florida on June 27, 2007. SpineMedica has licensed the right to use Salubria®, or similar poly-vinyl alcohol (“PVA”) -based biomaterials for certain applications within the body. SpineMedica also owns certain assets (equipment) for the production of products based on a PVA-based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to closely mimic the mechanical and physical properties of natural, healthy human tissue.

On January 5, 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC, for an aggregate of $500,000 in cash, $1,250,000 in notes payable, 5,250,000 shares of MiMedx Common Stock, $183,000 in assumed debt, and certain additional contingent considerations of approximately $7,405,000. Surgical Biologics, LLC (“SB”) develops allografts processed from human amniotic membrane that can be used for a wide range of surgical indications including ocular surface repair, gum repair, wound care, burns, and many other types of surgery that require the repair of a patient’s integumental (native) tissue. SB operates as a wholly owned subsidiary of MiMedx.

The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Orthopedics, Spine, Ophthalmic and Dental market categories.

2.	Significant accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, SpineMedica, and Surgical Biologics.  All significant inter-company balances and transactions have been eliminated.

Segment Reporting

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.

Market concentrations and credit risk

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In July 2010, the Federal Deposit Insurance Corporation (“FDIC”) increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts. The temporary unlimited coverage is scheduled to expire on December 31, 2012, at which time it is anticipated amounts insured by the FDIC will return to $250,000. During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2011, the Company had cash and cash equivalents of approximately $2,821,000 in excess of these insured amounts.

The Company’s principal market concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 37% of revenues for the twelve months ended December 31, 2011, including one customer who represented 19% and another customer which represented 18% of total revenue. The Company’s accounts receivable are derived from customers primarily located in the United States of America.  Two customers accounted for 43% of total accounts receivable as of December 31, 2011, including one customer who represented 33% and another customer representing 10% of total accounts receivable.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay. As of December 31, 2011, and 2010, the Company has $19,500 and $21,600, respectively, in the allowance for doubtful accounts.  Actual customer collections could differ from estimates.  The approximate provision during the year ended December 31, 2011 was $57,900, and the charge-offs during the same period were approximately $60,000.

Inventories

Inventories at December 31, 2011, are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Idle facility expense, excessive spoilage, extra freight, and handling costs are expensed, as necessary, in cost of sales and are not capitalized into inventories. Allocation of fixed production overheads is based on the normal capacity of production facilities.

Goodwill and intangible assets

Goodwill is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized into Selling, General and Administrative Expenses in the consolidated statement of Operations using the straight-line method over various periods depending upon the specific asset.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally five to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful lives or the life of the lease.

Impairment of long-lived assets

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

Deferred Grant Income

The Company received a Regional Economic Business Assistance ("REBA") grant in the amount of $250,000 from the State of Georgia to help the Company defray certain expenses and capital expenditures related to the Company's expansion of manufacturing activities in the State.  To retain the grant monies the Company must add a certain number of full time positions and spend a certain amount on capital and operations expenditures by December 31, 2014. The Company recorded the grant monies received as Deferred Grant Income which is included in the Other Liabilities section of the balance sheet per ASC 450-30 Gain Contingencies where an existing condition, situation, or set of circumstances involving uncertainty as to possible gain will ultimately be resolved when one or more future events occur or fail to occur.  A contingency that might result in a gain should not be reflected in the financial statements because to do so might be to recognize the gain before its realization.  As part of the transaction, the Company sold and is leasing back $250,000 of the assets from the State for $100 payable at the time the performance standards are achieved or at the termination date of the lease whichever is earlier.  Once the Company has met the headcount and expenditure goals of the project the Company shall notify the State and pay the fixed rent amount of $100 at which time ownership of the equipment will transfer back to the Company. The Company also entered into a Performance & Accountability Agreement with the State of Georgia which defines the performance standard that if the Company fails to reach by no later than December 31, 2014, the Company shall repay a portion of the Grant amount.

Debt Instruments with Detachable Warrants and Beneficial Conversion Features

According to ASC-470 Debt Instruments with Detachable Warrants, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

Revenue Recognition

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

Research and development costs

Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.

Income taxes

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

Share-based compensation

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

Fair value of financial instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our short term and long term convertible debt approximates $5,169,000 which represents the face value less the unamortized discount of any beneficial conversion feature plus accrued but unpaid interest at December 31, 2011.  Included in other long term assets is the fair value of warrants issued in conjunction with placement fees on the convertible senior secured promissory notes of approximately $15,000 as of December 31, 2011.

Fair Value Measurements

The Company follows the authoritative guidance on fair value measurements and disclosures, with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement).  Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The lowest priority is Level 3, which are unobservable inputs. We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.”

Net loss per share

Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period.

For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants, and convertible debt would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the fiscal years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
Net loss	$(10,193,986)	$(11,419,753)
Denominator for basic earnings per share - weighted average shares	72,450,337	59,138,357
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	72,450,337	59,138,357

Loss per common share - basic and diluted	$(0.14)	$(0.19)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	December 31, 2011	December 31, 2010
Outstanding Stock Options	10,333,583	8,257,650
Outstanding Warrants	9,388,817	6,003,924
Convertible Debt, promissory notes	5,007,732	403,432
Convertible Line of Credit with Related Party	1,342,726	—
Convertible Debt, Acquisition	1,299,315	—
	27,372,173	14,665,006

(*)	The table above excludes all securities with contingencies including the earnout liability and contingent warrants.

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

The Company emerged from being a development stage company in 2010. Planned principal operations have commenced, but revenue has not been significant enough to fund ongoing operations. The Company’s cash requirements for the twelve months ended December 31, 2011 arose out of general working capital needs and the acquisition of Surgical Biologics. The Company funded its cash requirements primarily through a combination of debt and equity financings. As of December 31, 2011, the Company had approximately $4,112,000 of cash and cash equivalents.  The Company reported total current assets of approximately $6,882,000 and current liabilities payable in cash of approximately $4,732,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  Also included in current liabilities is a convertible line of credit with a related party for approximately $1,296,000 which is due on December 31, 2012 which can be extended for an additional 12 months by paying a fee of five percent of the amount due or $65,000. The Company believes that its cash and cash equivalents and anticipated cash from operations will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

4.	Acquisition of Surgical Biologics, LLC

On December 21, 2010, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia.  This transaction closed on January 5, 2011 and as a result we acquired all of the outstanding shares of Surgical Biologics in exchange for $500,000 cash, a total of $1,250,000 in 4% Convertible Secured Promissory Notes, and $7,087,500 in stock, represented by 5,250,000 shares of our common stock (525,000 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the Merger Agreement).  Contingent consideration may be payable in a formula determined by sales and certain expenses for the years 2011 and 2012.  The contingent consideration was valued at $7,404,700 and is shown in the schedule below as fair value of earn-out.  We completed the acquisition of Surgical Biologics in an effort to extend our biomaterials product lines.  As of December 31, 2011, the Company evaluated the contingent liability based on operating results for the year, and adjusted the earn-out liability to $7,410,503.  The adjustment of approximately $5,800 is included in Selling, General & Administrative expenses for the year ended December 31, 2011.

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

Pro Forma Financial Information – Unaudited

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

Pro Forma information for the year ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Revenues	$7,760,446	$2,996,087

Net income (loss)	$(9,958,271)	$(12,408,448)

(Loss) per share	$(0.14)	$(0.19)

The 2011 supplemental pro forma earnings for the year ended December 31, 2011, were adjusted to exclude approximately $236,000 of acquisition-related legal, audit and accounting costs.  The supplemental pro forma earnings for the year ended December 31, 2010 were adjusted to include approximately $267,000 of amortization of deferred financing costs related to the $1,250,000 note payable, approximately $668,000 of amortization costs related to $9,304,000 in recorded intangible assets with defined useful lives, and approximately $236,000 of acquisition related legal, audit and accounting costs which was included in the reported Net Income for the quarter ended March 31, 2011, as a result of the acquisition.  The shares outstanding used in calculating the loss per share for the 2010 periods were adjusted to include 5,250,000 shares issued as part of the purchase price and assumed issued on January 1, 2010.

5.	Inventories

Inventories consisted of the following items as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Raw materials	$95,288	$61,332
Work in process	308,763	42,241
Finished goods	361,007	36,488
	$765,058	$140,061
Reserve for obsolescence	(52,456)	(28,507)
Inventory, net	$712,602	$111,554

6.	Property and equipment

Property and equipment consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Leasehold improvements	$925,086	$793,900
Lab and clean room equipment	931,432	506,917
Furniture and equipment	827,366	848,843
	2,683,884	2,149,660
Less accumulated depreciation	(1,814,473)	(1,392,704)
	$869,411	$756,956

(*)	The table above includes adjustments for asset retirements during the year ended December 31, 2011, of fully depreciated equipment of approximately $25,000.

7.	Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		December 31, 2011			December 31, 2010
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(488,033)	$507,967	$996,000	$(388,433)	$607,567
License - SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(1,313,573)	1,085,427	2,399,000	(1,017,557)	1,381,443
License - Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(998,932)	1,668,068	2,667,000	(726,616)	1,940,384
Customer Relationships (d)	14 years	3,520,000	(251,429)	3,268,571	—	—	—
Supplier Relationships (d)	14 years	241,000	(17,215)	223,785	—	—	—
Patents & Know-How (d)	14 years	5,530,000	(395,000)	5,135,000	—	—	—
Licenses/Permits (d)	3 years	13,000	(4,333)	8,667	—	—	—
		15,366,000	(3,468,515)	11,897,485	6,062,000	(2,132,606)	3,929,394

Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	—	—	—
In-process Research & Development-Liquid (d)	indefinite	2,160,000	—	2,160,000	—	—	—
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	—	—	—
		$18,559,000	$(3,468,515)	$15,090,485	$6,062,000	$(2,132,606)	$3,929,394

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel. The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date). The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales. On December 31, 2009 the Company completed the sale of its first commercial product and met its first milestone under this agreement. As a result the Company issued 100,000 shares of common stock to the licensor valued at $71,000. At December 31, 2011 or 2010, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired the equity interests of Surgical Biologics, LLC which is further discussed in Notes 1 and 4. An appraisal of the fair value of certain identified intangible assets of Surgical Biologics acquired by the Company was performed in accordance with ASC 805 as of the date of acquisition.

Expected future amortization of intangible assets is as follows:

Estimated
Amortization
Year ending December 31,	Expense
2012	$1,335,909
2013	1,335,909
2014	1,331,575
2015	1,225,337
2016	1,024,843
Thereafter	5,643,912
$11,897,485

8.	Contingent Consideration

The Agreement and Plan of Merger between the Company and the former owners of Surgical Biologics (“the Merger”) dated January 5, 2011 involves the potential for the payment of future contingent consideration in MiMedx common stock. Payment of the additional consideration is contingent on the acquired company reaching sixty percent (60%) of the excess of the amniotic tissue based gross revenues in calendar year 2011 over gross revenues in calendar year 2010 minus any FDA approval costs. The payment shall be made as the aggregate number of shares of MiMedx Common Stock per a specified formula in the Agreement and Plan of Merger. In addition the Company shall deliver to the former owners of Surgical Biologics an aggregate number of shares of the Company equal to thirty percent (30%) of the Gross Revenues in calendar year 2012 over the Gross Revenues in calendar year 2011 minus any FDA approval costs. The Company shall deliver the contingent consideration no later than 30 days after the Company files its Form 10-K. The contingent consideration was originally recorded at the estimated fair value of the contingent milestone payment on the acquisition date. The fair value of the contingent milestone consideration was remeasured at the estimated fair value as of December 31, 2011 with the change in fair value recognized as income or expense within Other Income (Expense) in the condensed consolidated statements of earnings. The Company measured the initial liability and remeasured the liability as of December 31, 2011, using Level 1 inputs as defined under authoritative guidance for fair value measurements. See Note 9 for further information regarding fair value measurements.

At December 31, 2011, the fair value of the contingent consideration tied to 2011 revenue was calculated to be approximately $3,185,000 and the liability adjusted and recorded as a current liability in the consolidated balance sheet and is due to be paid in MiMedx common stock not more than 30 days following the filing of our Form 10-K. The estimated maximum potential amount of undiscounted future contingent consideration tied to revenue for calendar year 2012 was approximately $4,225,000 and was recorded in the non-current liability section of the consolidated balance sheet.

9.	Debt

3% Convertible Senior Secured Promissory Notes:

In April 2009, the Company commenced a private placement to sell 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) with a 3-year maturity to accredited investors. The Company completed the offering on June 17, 2009, and received aggregate proceeds of $3,472,000, representing the face value of the Senior Notes. The aggregate proceeds include $250,000 of Senior Notes sold to the Chairman of the Board, President and CEO, and $150,000 of Senior Notes sold to one other director.

In total, the Senior Notes were convertible into up to 6,944,000 shares of the Company’s common stock at $.50 per share (a) at any time upon the election of the holder of the Senior Notes; (b) automatically immediately prior to the closing of the sale of all or substantially all of the assets or more than 50% of the equity securities of the Company by way of a merger transaction or otherwise which would yield a price per share of not less than $.50; or (c) at the election of the Company, at such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed) is not less than $1.50 for at least 20 consecutive trading days in any period prior to the maturity date. If converted, the common stock would be available to be sold following satisfaction of the applicable conditions set forth in Rule 144. The Senior Notes were secured by a first priority lien on all of the assets, including intellectual property, of MiMedx, Inc., excluding, however, the membership interests in SpineMedica, LLC. The Senior Notes were junior in payment and lien priority to any bank debt of the Company in an amount not to exceed $5,000,000 subsequently incurred by the Company.

On March 31, 2010, the Company elected to exercise its right to convert the outstanding Note Payable amount, including accrued interest of $3,582,799, into common stock of the Company at a conversion price of $0.50 per share, resulting in the issuance of 7,165,599 shares of common stock. This decision was made based upon the “Trading Value Conversion” event per the terms of the Note whereby as of March 30, 2010, the trading price of the Common Stock closed at not less than $1.50 per share for not less than 20 consecutive trading days prior to the Maturity Date. Prior to this event, certain individuals had voluntarily elected to convert their Notes, valued at $35,000 with accrued interest of $196, into Common Stock resulting in the issuance of 70,393 shares of common stock. As a result of the Company’s election to convert the remaining Notes, the Company was required to immediately recognize the remaining unamortized discount of $499,610 related to the beneficial conversion feature as interest expense in the statement of operations for the year ended December 31, 2010. Additionally, the $174,739 in unamortized deferred financing costs were charged against additional paid in capital.

Hybrid Debt Instrument

In October 2010, the Company and its Chairman of the Board and CEO as well as two other company directors entered into a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years.

Under the terms of the Subscription Agreement, the Chairman & CEO had agreed to advance the Company $400,000, comprised of a $150,000 Note dated October 20, 2010 and a $250,000 Note dated November 4, 2010, and the two company directors had agreed to advance $50,000 each to fund its working capital needs. Such indebtedness was evidenced by the Note, which bears interest at the rate of 5% per annum, is due and payable in full on December 31, 2010, and, at the option of the holder, is convertible into the number of shares of common stock of the Company equal to the quotient of (a) the outstanding principal amount and accrued interest of the Note as of the date of such election, divided by (b) the selling price per share, if any, of the Company’s common stock pursuant to a private placement approved by the Corporation’s Board of Directors on September 10, 2010, or, if there are no such sales, $1.00 per share (the “Conversion Price”). In connection with the Subscription Agreement and the Note, the Company issued one Warrant for the number of shares of common stock of the Company by dividing the aggregate amount of the advances by the Conversion Price resulting in 500,000 warrants being issued. The exercise price of the Warrant is the Conversion Price.

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

As of December 31, 2010, the holders of the two notes with an initial face value of $50,000 each exercised the conversion option. The holder of the other two notes totaling $400,000 agreed to extend the term of the notes until February 28, 2011, at which time the holder exercised the conversion option.

Revolving Secured Line of Credit Agreement with related party

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

Per the agreement, the amount available on the Credit Agreement was reduced by the amount of funds raised through other financing activities beginning on April 1, 2011. Since April 1, 2011, the Company raised approximately $2,545,000 through a private placement. Based upon the amount borrowed under the Credit Agreement and the amount raised through the private placement, there is no additional credit available under the Credit Agreement.   The Company may repay and reborrow as needed, provided there is no event of default.  The initial termination date of the Credit Agreement is December 31, 2012, and the Company may elect to extend the termination date until December 31, 2013, upon payment of an extension fee.  Each borrowing bears interest on the outstanding principal at a rate per annum equal to 5%.  Collateral for the Credit Agreement includes (i) all of the Company’s intellectual property with the exception of intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, as more particularly set forth in the Security and Intercreditor Agreement.

At the option of the holder, the Note is convertible into the number of shares of common stock of the Company equal to the quotient of the outstanding principal amount and accrued interest of the Note as of the date of such election divided by $1.00 per share.

The Contingent Warrants provide for the following:

First Contingent Warrant – upon borrowing under the Note, the Company shall issue to the Lender a warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after borrowing, less the aggregate number of shares of Common Stock subject to all First Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share. Provided that such First Contingent Warrant shall only be exercisable if the Company’s Gross Revenues as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000, and further provided that such First Warrant shall be null and void in the event that, prior to the date of issuance of such Audited Financial Statements (the “First Measurement Date”), the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days;

Second Contingent Warrant – upon borrowing under the Note, the Company shall issue to the Lender an additional warrant to purchase 25% of the shares of Common Stock that would be issuable upon conversion of the outstanding principal balance of the Note immediately after borrowing, less the aggregate number of shares of Common Stock subject to all Second Contingent Warrants previously issued to Lender, at an exercise price of $0.01 per share, provided that such Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenues as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, do not equal or exceed $31,150,000, and further provided that such Second Contingent Warrant shall be null and void in the event that, between the First Measurement Date and the date of issuance of such Audited Financial Statements for the year ended December 31, 2012, (the “Second Measurement Date”), the closing trading price of the Stock is at least $1.75 for ten or more consecutive trading days. The First Contingent Warrant and the Second Contingent Warrant are hereinafter referred to, collectively, as the “Contingent Warrants”.

As of December 31, 2011, the Company has issued 650,000 warrants under the Secured Line of Credit Agreement, based on the borrowing of $1,300,000 under the agreement.  The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

Senior Secured Promissory Notes

From December 27 to December 31, 2011, the Company sold 5% Convertible Senior Secured Promissory Notes (the “Notes”) to individual accredited investors for aggregate proceeds of $5,000,000. The aggregate proceeds included $500,000 of Notes sold to the Company’s Chairman of the Board and CEO, who, as reported on Form 8-K filed with the Commission on October 31, 2011, had committed to lend the Company up to $1,500,000, to the extent other lenders did not subscribe to the Company’s debt offering.  The terms of those advances were subject to amendment as authorized by the Company’s Board of Directors to be consistent with the final terms of the Company’s debt offering.

In total, the principal of the Notes is convertible into up to 5,000,000 shares of common stock of the Company (“Common Stock”) at $1.00 per share at any time upon the election of the holder of the note. The Notes mature on December 31, 2013, and bear interest at 5% per annum on the outstanding principal amount payable in cash on a quarterly basis, with all unpaid interest being due and payable on maturity.  Unless the Company has repaid the applicable lender’s Notes in full prior to December 31, 2012, the Company must pay to each lender an additional interest payment in the amount of five percent (5%) of the aggregate outstanding principal amount of such lender’s Notes as of December 31, 2012.  At the election of the holder, unpaid interest is convertible into shares of Common Stock at $1.00 per share.  Common Stock issued upon conversion of the Notes is available to be sold following satisfaction of the applicable conditions set forth in Rule 144.

The Notes are secured by a first priority lien in all of the patents and other intellectual property owned by the Company and its subsidiaries, provided that until the Convertible Secured Promissory Notes in the principal sum of $1,250,000 issued January 5, 2011, in connection with the acquisition of Surgical Biologics, LLC, are paid in full, (i) the patents and other intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, are excluded from the collateral.  The maturity of the Notes may be accelerated upon the occurrence of certain Events of Default as set forth in the Notes. The lien is at an equal rate for all note holders in payment and lien priority with the notes outstanding under the Company’s Revolving Line of Credit Agreement dated March 31, 2011, (the “Prior Notes”), all of which are held by the Company’s Chairman & CEO.  In order to effectuate that, to conform the description of the collateral and Events of Default in the Prior Notes to the description of the collateral and Events of Default in the Notes, and to clarify certain adjustments that would be applicable in the event of a stock split, stock dividend or similar event,  the Amended and Restated Security and Intercreditor Agreement executed  by the Company’s Chairman & CEO in connection with the Notes on December 27, 2011,  superseded  the Security and Intercreditor Agreement that was originally executed in connection with the Prior Notes and, on January 3, 2012, the parties also executed an amendment to certain of the other documents executed in connection with the Prior Notes.

Under the terms of the offering, each lender received a warrant (the “Conversion Warrant”) to purchase that number of shares of Common Stock equal to the number of shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note, at an exercise price of $1.00 per share, provided that such Conversion Warrant shall only be exercisable for the number of shares of Common Stock that would have been issued upon conversion of any portion of the principal of the lender’s Note that is, in fact, prepaid prior to maturity of the Notes. The maximum number of shares of Common Stock issuable upon exercise of the Conversion Warrants is 5,000,000 shares. The Conversion Warrant expires on December 31, 2013. The shares of Common Stock issuable upon exercise of the Conversion Warrant do not carry registration rights.  The Conversion Warrant must be exercised for cash.

Additionally, the Company issued to each lender a warrant (the “First Contingent Warrant”)  to purchase that number of shares of Common Stock equal to 25% of the shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note, at an exercise price of $0.01 per share, provided that such First Contingent Warrant shall only be exercisable if the Company’s gross revenues, as reported in the Company’s audited financial statements for the year ended December 31, 2011, do not equal or exceed $11,500,000.  The First Contingent Warrants are considered vested as of December 31, 2011, as the Company’s gross revenues did not equal or exceed $11,500,000. The Company also issued to each lender an additional warrant  (the “Second Contingent Warrant”) to purchase that number of shares of Common Stock equal to 25% of the shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note at an exercise price of $0.01 per share, provided that such Second Contingent Warrant shall only be exercisable if the Company’s gross revenues, as reported in the Company’s audited financial statements for the year ended December 31, 2012, do not equal or exceed $31,150,000, and further provided that such Second Contingent Warrant shall be null and void in the event that, between the date of issuance of the Company’s audited financial statements for the year ended December 31, 2011, (the “First Measurement Date”) and  the date of issuance of such audited financial statements for the year ended December 31, 2012, (the “Second Measurement Date”), the closing trading price of the Common Stock is at least $1.75 for ten or more consecutive trading days. The First Contingent Warrant and the Second Contingent Warrant are hereinafter referred to, collectively, as the “Contingent Warrants”.  The maximum number of shares of Common Stock issuable upon exercise of the Contingent Warrants is 2,500,000 shares.  The total number of exercisable warrants is 1,250,000 shares.  The Contingent Warrants have a term of five years from the date of issuance. The shares of Common Stock issuable upon exercise of the Contingent Warrants do not carry registration rights. The Contingent Warrants may be exercised on a “cashless” basis.

In the event of a change in control transaction on or prior to the First Measurement Date, then the Contingent Warrants shall be exercisable immediately prior to the closing of such change in control transaction.

In the event (i) of a change in control transaction after the First Measurement Date and on or prior to the Second Measurement Date and (ii) the per share value of the consideration received by the holders of Common Stock in such change in control transaction is at least $1.75, the Second Contingent Warrant shall be null and void. If the value of the per share consideration received by the holders of Common Stock in such transaction is less than $1.75, the Second Contingent Warrant shall be exercisable immediately prior to the closing of such change in control transaction.

According to GAAP, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The amount of the warrants (i.e. the exercisable First Contingent Warrants) and beneficial conversion feature totaled $2,278,052 which has been recorded as a debt discount that will be charged to interest expense using the effective interest rate over the life of the convertible note.

The First Contingent Warrants that have vested are included in Note 2 Significant accounting policies – Net Loss Per Share footnote (a) table Outstanding Warrants as of December 31, 2011. The Second Contingent Warrants have not been included in our earnings per share calculation per the guidance in ASC 260-10-45-13 Earnings per share: Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding which states that shares issuable for little or no cash consideration upon the satisfaction of certain conditions (contingently issuable shares) shall be considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent).

In conjunction with the offering, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  The warrants expire in five years.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 are recorded as deferred financing costs and are being amortized over the term of the Senior Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.

10.	Common Stock Placements

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

October 2010 Private Placement

In October 2010, the Company commenced a private placement to sell common stock and warrants. From October 30, 2010, through December 31, 2010, the Company sold 2,405,000 shares of common stock at a price of $1.00 per share issued a total of 1,202,500 warrants and received net proceeds of $2,337,020. The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

From January 1, 2011 through December 31, 2011, the Company sold an additional 3,778,321 shares of Common Stock and issued an additional 1,889,161 warrants and received net cash proceeds of approximately $3,731,000.  The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity. The Company’s Chairman and CEO invested $600,000 in the October 2010 Private Placement, receiving 300,000 warrants with an exercise price of $1.50, 150,000 First Contingent Warrants at an exercise price of $0.01 and 150,000 Second Contingent Warrants at an exercise price of $0.01 as per the aforementioned terms of the offering.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.

Under the terms of the offering, for each share purchased, the investor received one 5-year warrant to purchase the common stock of the Company at an exercise price of $1.50 per share. The terms of the warrant, (the “Callable Warrant”) are that for every two shares of common stock purchased, the holder is issued a 5-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. The Callable Warrant does not carry registration rights and is callable by the Company at any time after the issuance if the closing sale price of the Stock exceeds $1.75 for 15 or more consecutive trading days. Upon written notice, the Company may redeem the Callable Warrant at a price of $0.01 per share.

Additionally, the Company issued to each lender a warrant (the “First Contingent Warrant”)  to purchase that number of shares of Common Stock equal to 25% of the shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note, at an exercise price of $0.01 per share, provided that such First Contingent Warrant shall only be exercisable if the Company’s gross revenues, as reported in the Company’s audited financial statements for the year ended December 31, 2011, do not equal or exceed $11,500,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “First Measurement Date”) the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days. The Company also issued to each lender an additional warrant  (the “Second Contingent Warrant”) to purchase that number of shares of Common Stock equal to 25% of the shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note at an exercise price of $0.01 per share, provided that such Second Contingent Warrant shall only be exercisable if the Company’s gross revenues, as reported in the Company’s audited financial statements for the year ended December 31, 2012, do not equal or exceed $31,150,000, and further provided that such Second Contingent Warrant shall be null and void in the event that, between the date of issuance of the Company’s audited financial statements for the year ended December 31, 2011, (the “First Measurement Date”) and  the date of issuance of such audited financial statements for the year ended December 31, 2012, (the “Second Measurement Date”), the closing trading price of the Common Stock is at least $1.75 for ten or more consecutive trading days. The First Contingent Warrant and the Second Contingent Warrant are hereinafter referred to, collectively, as the “Contingent Warrants”.  The Contingent Warrants have a term of five years from the date of issuance. The shares of Common Stock issuable upon exercise of the Contingent Warrants do not carry registration rights. The Contingent Warrants may be exercised on a “cashless” basis. The contingent warrants have not been included in our earnings per share calculation per the guidance in ASC 260-10-45-13 Earnings per share: Treatment of Contingently Issuable Shares in Weighted-Average Shares Outstanding which states that shares issuable for little or no cash consideration upon the satisfaction of certain conditions (contingently issuable shares) shall be considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied (in essence, when issuance of the shares is no longer contingent). The maximum number of shares of Common Stock to be issued upon exercise of the Contingent Warrants is 3,091,661 shares.

11.	Stockholders’ equity

Stock incentive plan

The Company has three share-based compensation plans, the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2011, totaled 375,000 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 12,500,000 at December 31, 2011.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	6,182,500	$1.10
Granted	2,385,400	$1.40
Exercised	(210,250)	$0.74
Forfeited or cancelled	(100,000)	$0.88
Outstanding at December 31, 2010	8,257,650	$1.20	6.3	$2,833,198

Vested or expected to vest at December 31, 2010	5,577,863	$1.22	5.3	$2,015,963

Outstanding at January 1, 2011	8,257,650	$1.20
Granted	3,918,500	$1.17
Exercised	(490,000)	$0.60
Forfeited or cancelled/expired	(1,352,567)	$1.55
Outstanding at December 31, 2011	10,333,583	$1.17	7.1	$1,457,218

Vested or expected to vest at December 31, 2011	6,000,497	$1.16	5.7	$1,257,772

The intrinsic value of options exercised during the year ended December 31, 2011, was approximately $258,000.

Following is a summary of stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	587,250	2.9	$0.50	513,268	$0.50
$0.65 - $1.00	2,967,500	5.7	$0.79	2,730,224	$0.79
$1.04 - $1.80	6,228,833	8.8	$1.30	2,207,005	$1.45
$2.40	550,000	0.7	$2.40	550,000	$2.40
	10,333,583	7.1	$1.17	6,000,497	$1.16

A summary of the status of the Company’s unvested stock options as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2011	2,679,787	$0.87
Granted	3,918,500	$0.63
Cancelled/expired	(1,352,567)	$0.59
Vested	(912,634)	$0.81
Unvested at December 31, 2011	4,333,086	$0.72

Total unrecognized compensation expense at December 31, 2011, was approximately $3,214,000 and will be charged to expense through July 2015.

The fair value of the options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options. The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The simplified method was used  due to the Company’s lack of sufficient historical data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publically traded. The term for non-employee options is generally based upon the contractual term of the option. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended December 31,
	2011	2010
Expected volatility	57.3-58.1%	57.9-60.2%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.86% - 2.24%	1.15% - 2.75%

The weighted-average grant date fair value for options granted during the year ended December 31, 2011, was approximately $0.63.

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

Common Stock warrants issued, redeemed and outstanding during the years ended December 31, 2011 and 2010, are as follows:

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per ContingentWarrant
Warrants outstanding at January 1, 2010	6,991,371	$1.17	—	$-
Issued in connection with private placement of common stock	1,856,662	$1.50	1,202,500	$0.01
Issued in connection with convertible promissory notes	550,490	$1.05	50,490	$0.01
Issued in connection with line of credit with related party	—	$-	—	$-
Expired warrants	(175,251)	$1.80	—	$-
Exercised in connection with private placement of common stock	(3,219,348)	$1.00	—	$-
Warrants outstanding at December 31, 2010	6,003,924	$1.21	1,252,990	$0.01

Issued in connection with private placement of common stock	1,889,161	$1.50	1,889,162	$0.01
Issued in connection with convertible promissory notes	203,332	$1.50	203,332	$0.01
Issued in connection with line of credit with related party	—	$-	650,000	$0.01
Issued in connection with Senior Secured Promissory Notes	1,250,000	$0.01	1,250,000	$0.01
Placement agent	42,400	$1.09	—	$-
Warrants outstanding at December 31, 2011	9,388,817	$1.00	5,245,484	$0.01

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased ; or

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

All of our warrants are classified as equity as of December 31, 2011 and 2010.

In April 2010, the Company offered investors in the October 2009 Private Placement a discount to their existing $1.50 warrant exercise price to $1.00 if they exercised their warrants to purchase common stock for cash by May 1, 2010. As a result of this offer, the Company received proceeds of approximately $3,200,000, net of placement agent fees, and issued 3,200,000 shares of common stock as of May 1, 2010. The aggregate proceeds include $833,000 in common stock issued to the Chairman and CEO, $20,850 to the President and Chief Operating Officer and $20,833 to one other company director. As a result of this activity, the number of warrants outstanding as of December 31, 2010, was 6,003,924.

12.	Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets and liabilities:
Accrued liabilities	$131,000	$1,000
Beneficial conversion feature on convertible financial instruments	(927,000)	—
Intangible assets	249,000	269,000
Property and equipment	(18,000)	—
R&D tax credit carryforwards	494,000	424,000
Net operating loss carryforwards	15,524,000	11,901,000
Net deferred tax assets	$15,453,000	$12,595,000

Valuation allowance	(15,453,000)	(12,595,000)

	$—	$—

The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	December 31,
	2011	2010
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	5.34%	3.96%
Permanent difference & other	(11.30%)	(7.50%)
Valuation allowance	(28.04%)	(30.46%)
	—%	—%

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company has incurred net losses since its inception and, therefore, no current income tax liabilities have been incurred for the periods presented. The amount of federal operating loss carryforwards, included in the table above, was approximately $41,400,000 at December 31, 2011, and $39,083,000 at December 31, 2010. The loss carryforwards will expire at various dates beginning in 2026 through  2031 if not utilized. The amount of state net operating loss carryforwards was approximately $61,800,000 at December 31, 2011.  The state loss carryforwards will expire at various dates beginning in 2016 through 2031 if not utilized.  Additionally, the Company has various tax credit carryforwards of approximately $1,300,000 as of December 31, 2011.  The tax credit carryforwards will expire at various dates beginning in 2025 through 2031 if not utilized.  Due to the Company’s losses, management has established a valuation allowance equal to the amount of net deferred tax assets since management cannot determine that realization of these benefits is more likely than not.

The Company’s net operating losses and credits could be subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382.  An annual limitation could result in the expiration of net operating losses and tax credit carryforwards before utilization.  At this time the Company does not believe its carryforwards or credits will be materially impacted by such limitations.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is subject to U.S. federal, state and local income tax examinations for the years 2008 through 2011.

13.	Related party transactions

The Company has related party expense as described in the following table:

	December 31,
	2011	2010
Office space lease (a)	$41,000	$64,238
Administrative expenses (b)	—	5,200
Aircraft use (c)	1,100	5,100
Hybrid debt instrument (d)	3,232	4,311
Line of credit (e)	42,726	—
Convertible senior secured promissory notes (f)	4,507	—
	$92,565	$78,849

(a)	Payments related to the lease of office space from an entity owned by the Chairman of the Board and CEO
(b)	Payments related to administrative expenses provided by an entity owned by the Chairman of the Board and CEO
(c)	Payments related to aircraft use from an entity owned by the former Chairman of the Board and current member of the Board of Directors
(d)
Interest of $3,232 and $4,311 for 2011 and 2010, respectively, related to convertible promissory notes issued in October 2010 to the Chairman of the Board and CEO and two other members of the Board of Directors

(e)	Interest of $42,726 related to a revolving secured line of credit with the Chairman of the Board and CEO dated March 31, 2011
(f)	Interest of $4,507 related to the convertible senior secured promissory notes with the Chairman of the Board and CEO during the fourth quarter of 2011

All the above related party expenses were included in general and administrative expenses or interest expense in the accompanying consolidated statements of operations.

14.   401k Plan

The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed three months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $16,500 per year (annual limit for 2011). Employees age 50 or over in 2011 may make additional pre-tax contributions up to $5,500 above and beyond normal plan and legal limits. Annually, the Company may elect to match employee contributions up to 3% of the employee’s compensation.  Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2011 and 2010.

15.   Commitments

Contractual Arrangements

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with our Vice President of Sales for Europe, Middle East and Africa and for some key employees acquired with Surgical Biologics. In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.

The estimated annual lease, royalty, and employment agreement expenses are as follows:

12-month period ended December 31,
2012	$1,009,178
2013	383,802
2014	132,190
2015	—
2016	—
$1,525,170

Rent expense on all operating leases for the years ended December 31, 2011 and 2010, respectively, was approximately $533,000 and $288,000.

16.   Subsequent Events

As of the filing date of this report a total of approximately 1,673,000 First Contingent Warrants related to the October 2010 Private Placement and 325,000 First Contingent Warrants related to the Revolving Secured Line of Credit with related party at an exercise price of $0.01 were vested based upon the fact that the MiMedx common stock closing trading price was not at least $1.50 for ten consecutive trading days prior to the issuance of the audited financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

Item 15.   Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

See Item 15(b) below. Each management contract or compensation plan has been identified.

(b)	Exhibits

Exhibit Number	Description
2.1(12)
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

3.1(2)	Articles of Incorporation of MiMedx Group, Inc.
3.2(2)	Bylaws of MiMedx Group, Inc.
10.1(1)*	MiMedx, Inc. 2006 Stock Incentive Plan
10.3(1)*	Form of Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan
10.4(1)*	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. 2006 Stock Incentive Plan
10.5(1)*	MiMedx, Inc. 2005 Assumed Stock Plan
10.6(1)*	Declaration of Amendment to MiMedx, Inc. 2005 Assumed Stock Plan
10.7(1)*
Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan), including a list of officers and directors receiving options thereunder

10.8(1)*	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)
10.9(1)*	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.10(1)*	Declaration of Amendment to MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.11(1)*	Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)

Exhibit Number	Description
10.12(1)*	Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)
10.13(1)	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement
10.23(1)	Lease between MiMedx, Inc. and University of South Florida Research Foundation, Incorporated dated March 6, 2007
10.32(1)	Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007
10.33(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 12, 2005
10.34(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp. dated August 12, 2005
10.35(1)	Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.36(1)	First Amendment Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.36.1#	Second Amendment to Technology License Agreement between SpineMedica Corp. and SaluMedica, LLC dated August 3, 2007
10.37(1)	Trademark License Agreement between SaluMedica, LLC and SpineMedica Corp dated August 13, 2007
10.38(1)	Acknowledgement of Georgia Tech Research Corporation dated August 12, 2005
10.39(1)	License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated March 5, 1998
10.40(1)	First Amendment to License Agreement between Georgia Tech Research Corporation and Restore Therapeutics, Inc. dated November 18, 1998
10.41(1)	Second Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC (f/k/a Restore Therapeutics, Inc.) dated February 28, 2005
10.42(1)	Third Amendment to License Agreement between Georgia Tech Research Corporation and SaluMedica, LLC dated August 12, 2005
10.43(1)	Assignment of Invention and Non-Provisional Patent Application from David N. Ku to SaluMedica Corp. dated August 11, 2005
10.44(1)	Assignment of Invention and Non-Provisional Patent Application from SaluMedica, LLC to SpineMedica, LLC dated August 12, 2005
10.45(1)	Form of SpineMedica, Corp. Employee Proprietary Information and Inventions Assignment Agreement
10.46(1)	Purchase Agreement between SpineMedica Corp. and SaluMedica, LLC dated March 12, 2007
10.47(1)	Letter Agreement between MiMedx, Inc. and SaluMedica, LLC dated June 26, 2007,
10.54(3)	Investment Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC
10.55(3)	Technology License Agreement dated March 31, 2008, between MiMedx Group, Inc. and SaluMedica, LLC
10.55.1#	First Amendment to Technology License Agreement dated March 31, 2008 between MiMedx Group, Inc. and SaluMedica, LLC

Exhibit Number	Description
10.56(3)	Trademark License Agreement dated March 31, 2008, between MiMedx Group, Inc. and SaluMedica, LLC
10.65(5)	Form of Indemnification Agreement
10.67(6)*	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.68(7)*	Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.69(7)*	Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan
10.74(8)	Sale and Purchase Agreement with UPex Holdings, LLC
10.78(9)	Warrant to Purchase Common Stock dated September 22, 2009
10.85(10)	Form of Warrant to Purchase Common Stock
10.86(11)	Form of Subscription Agreement 5% Convertible Promissory Note
10.87(11)	Form of 5% Convertible Promissory Note
10.88(11)	Form of Warrant to Purchase Common Stock
10.89(12)	Revolving Secured Line of Credit Agreement dated March 31, 2011
10.90 (15)
Amendment dated January 2, 2012, to Revolving Secured Line of Credit Agreement (Exh. 10.89),  and the First Contingent Warrant, Second Contingent Warrant and 5% Senior Secured Promissory Note originally executed on March 31, 2011, the forms of which are Exhibits to the Revolving Secured Line of Credit Agreement

10.91(15)	Form of Subscription Agreement 5% Convertible Promissory Note
10.92(15)	Form of 5% Convertible Promissory Note
10.93(15)	Form of Warrant to Purchase Common Stock
10.4(15)	Form of Warrant to Purchase Common Stock
10.95(15)	Form of Warrant to Purchase Common Stock
10.96(15)	Form of Amended and Restated Security and Intercreditor Agreement
10.97(15)	Form of Registration Rights Agreement
21.1(12)	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(13)
The audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009, for Surgical Biologics, LLC, including the notes to such financial statements and the report of the independent auditor thereon.

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

All other footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed February 8, 2008

(2)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 2, 2008

(3)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8-K filed April 4, 2008

(5)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K filed July 15, 2008

(6)	Incorporated by reference to exhibit 10.4 filed with the Registrant’s Form S-8 filed August 29, 2008

(7)	Incorporated by reference to the exhibit with the same number filed with the Registrant’s Form 8 -K on September 4, 2008

(8)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 22, 2009

(9)	Exhibit 10.78 is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 28, 2009

(10)	Exhibit 10.85 is incorporated by reference to Exhibit 10.1, 10.2, 10.3, and 10.4 to the Registrant’s Form 8-K filed January 7, 2010

(11)	Exhibits 10.86, 10.87 and 10.88 are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Registrant’s Form 8-K filed October 25, 2010

(12)	Exhibits 2.1, 10.89 and 21.1 are incorporated by reference to the Exhibit with the same number filed with the Registrant’s Form 10-K filed March 31, 2011

(13)	Exhibit 99.1 is hereby incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed March 16, 2011

(15)
Exhibits 10.90,  10.91, 10.92, 10.93, 10.94, 10.95, 10.96, and 10.97 are incorporated by reference to Exhibits 10.8, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6,  and 10.7, respectively, to the Registrant’s Form  8-K filed January 3, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2012	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit	Chief Executive Officer	March 29, 2012
Parker H. Petit	(principal executive officer)

/s/: Michael J. Senken	Chief Financial Officer	March 29, 2012
Michael J. Senken	(principal financial and accounting officer)

/s/: Steve Gorlin	Director	March 29, 2012
Steve Gorlin

/s/: Kurt M. Eichler	Director	March 29, 2012
Kurt M. Eichler

/s/: Charles E. Koob	Director	March 29, 2012
Charles E. Koob

/s/: Larry W. Papasan	Director	March 29, 2012
Larry W. Papasan

/s/: A. Kreamer Rooke, Jr.	Director	March 29, 2012
A. Kreamer Rooke, Jr.

/s/: Joseph G. Bleser	Director	March 29, 2012
Joseph G. Bleser

/s/: J. Terry Dewberry	Director	March 29, 2012
J. Terry Dewberry

/s/: Bruce Hack	Director	March 29, 2012
Bruce Hack

/s/: William C. Taylor	Director	March 29, 2012
William C. Taylor