Form 10-K/A
period 2011-12-31
MIMEDX GROUP, INC.
filed 2012-04-27
CIK 1376339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

Commission file number 0-52491

MIMEDX GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

60 Chastain Center Blvd Kennesaw, GA	30144
(Address of principal executive offices)	(Zip Code)

(678) 384-6720

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates on March 31, 2012, based upon the last sale price of the shares as reported on the OTC Bulletin Board on such date, was approximately $74,119,513.

There were 78,089,896 shares of Common Stock outstanding as of April 15, 2012.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.1”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012 (the “2011 Form 10-K”). The primary purpose of the Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2011 Form 10-K, which we originally intended to incorporate by reference from our 2011 definitive proxy statement. On the cover page of this Amendment No.1, we have also corrected the disclosure noting that portions of the definitive proxy statement were to be incorporated by reference (the “Cover Page Change”).

This Amendment No. 1 is limited in scope to Items 10-14 of Part III, and the Cover Page Change, and does not amend, update or change any other items or disclosures contained in the 2011 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2011 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2011 Form 10-K except with respect to Items 10-14 of Part III and the Cover Page Change contained in this Amendment No. 1, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers, including their ages, as of April 15, 2012.

Name	Age	Position
Parker H. “Pete” Petit	72	Chairman of the Board & Chief Executive Officer

Steve Gorlin	74	Vice Chairman of the Board

William C. Taylor	43	Director, President & Chief Operating Officer

Michael J. Senken	53	Chief Financial Officer

Roberta McCaw	56	General Counsel

Joseph G. Bleser	66	Director

J. Terry Dewberry	68	Director

Kurt M. Eichler	54	Director

Bruce L. Hack	63	Director

Charles E. Koob	67	Director

Larry W. Papasan	71	Director

Andrew K. Rooke, Jr.	28	Director

Parker H. “Pete” Petit, age 72, joined the Company as Chairman of the Board of Directors, Chief Executive Officer and President in February 2009. From May 2008 until he joined the Company, Mr. Petit was the President of The Petit Group, LLC, a private investment company. Prior to that, Mr. Petit was the Chairman and CEO of Matria Healthcare, Inc., (Nasdaq: MATR), which was sold to Inverness Medical Innovations, Inc. in May 2008. Matria Healthcare was a former subsidiary of Healthdyne, Inc., which Mr. Petit founded in 1971. Mr. Petit served as Chairman and CEO of Healthdyne and some of its publicly traded subsidiaries after Healthdyne became a publicly traded company in 1981. Mr. Petit received his bachelor’s degree in Mechanical Engineering and Master of Science degree in Engineering Mechanics from Georgia Tech and an MBA degree in Finance from Georgia State University. At Georgia Tech, Mr. Petit funded a professorial chair for “Engineering in Medicine”, endowed the Petit Institute for Bioengineering and Bioscience, and assisted with the funding of the Biotechnology Building which bears his name. At Georgia State University, he assisted with the funding of the Science Center building which also bears his name. In 1994, he was inducted into the Technology Hall of Fame of Georgia. In 2007, he was inducted into the Georgia State Business Hall of Fame. Mr. Petit has previously served as a member of the Board of Directors of the Georgia Research Alliance, which is chartered by the State of Georgia to promote high technology and scientific development in the State. He serves as a member of the Board of Directors of: Intelligent Systems Corporation (NYSE Amex: INS). Mr. Petit was nominated as a director due to his extensive healthcare business experience and leadership success.

Steve Gorlin, age 74, serves as a Director of the Company. He served as Chairman of the Board of Directors and a Director of Alynx Co. (“Alynx”), the Company’s predecessor, during February 2008, and MiMedx Group, Inc. from March 2008 to February 2009. Mr. Gorlin served as Chairman of MiMedx, Inc. from its inception in November 2006 to February 2009. Mr. Gorlin continues to serve as Vice Chairman of the Company and as an advisor to Mr. Petit and in connection with the Company’s efforts to raise capital. Over the past 35 years, Mr. Gorlin has founded several biotechnology and pharmaceutical companies, including Hycor Biomedical, Inc., Theragenics Corporation, CytRx Corporation, Medicis Pharmaceutical Corporation, EntreMed, Inc., Surgi-Vision, Inc., DARA BioSciences, Inc. [NasdaqCM:DARA], SpineMedica Corp., and Medivation, Inc. [NasdaqGM: MDVN]. Mr. Gorlin served as the Chairman of the Board of Directors and Chief Executive Officer of DARA BioSciences, Inc. from July 2002 to January 2007, and continued to serve as Co-Chairman of the Board of Directors until January 2009. Mr. Gorlin also currently serves on the Board of Directors of the following private companies: Nano Technology Corporation (China), DemeRx, Inc. Mr. Gorlin served for many years on the Business Advisory Council to the Johns Hopkins School of Medicine and presently serves on the boards of The Johns Hopkins Alliance for Science and Technology Development and The Johns Hopkins Bioengineering Advisory Board, as well as the board of the Andrews Foundation for Research and Education. He also founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc., and Judicial Correction Services, Inc. He started The Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He also serves on the Board of Directors of the Mercy and Sharing Foundation. Mr. Gorlin was nominated as a director due to his extensive healthcare business experience and success in founding and nurturing biotechnology and pharmaceutical companies.

William C. Taylor, age 43, became our President and Chief Operating Officer in September 2009. He is an operating executive with more than 20 years’ experience in healthcare product design, development and manufacturing. From 2001 through 2008, Mr. Taylor was President and CEO of Facet Technologies, LLC, a medical device company focused on medical device design, development, and manufacturing for OEM clients, such as Abbott, Bayer, BD, LifeScan (J&J), Roche, and Flextronics. Over his 14 year career at Facet and its predecessor company, he held various management positions, beginning with R&D, QA & Regulatory Affairs and progressing through General Management. Mr. Taylor was instrumental in growing the design and manufacturing business from $14 million in revenue to over $40 million, when the company was sold to Matria Healthcare in March 2008. As President, he led the company to the number one market position in Microsampling and grew it to over $85 million in revenue. He also led the company as CEO for 18 months after it was sold to a private equity company. Mr. Taylor started his career in healthcare at Miles, Inc., Diagnostics Division (now Bayer Healthcare) as an engineering co-op, and then progressed to project management and senior mechanical engineering positions. A graduate of Purdue University, Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering and is co-inventor on eight patents. He currently serves on the Advisory Board of the Georgia Tech Institute for Bioengineering and Bioscience.

Michael J. Senken, age 53, joined the Company as Chief Financial Officer in January 2010. Prior to joining the Company he was the Vice President and Chief Financial Officer of Park ‘N Fly, Inc. from August 2007 to September 2009. From August 2005 to August 2007, Mr. Senken was Vice President and Chief Financial Officer of Patient Portal Technologies (OTCBB:PPRG). From June 2005 to August 2005, Mr. Senken was a consultant for JC Jones LLC. From 2002 to 2004, Mr. Senken was Senior Vice President and General Manager-Broadband Consumer Lifestyle for Philips Consumer Electronics. Prior thereto, Mr. Senken was employed by Philips Broadband Networks, serving as Senior Vice President & General Manager from 1996-2002, as Vice President and Chief Financial Officer from 1986 to 2002, and as Controller from 1983 to 1986. From 1980 to 1983, Mr. Senken was an auditor for Philips Electronics North America.

Roberta McCaw, age 56, was appointed General Counsel and Secretary in September 2009. Ms. McCaw is a lawyer in private practice and had been a consultant to the Company since January 2009. From February 2006 through May 2008, Ms. McCaw served as Senior Vice President, General Counsel and Secretary of Matria Healthcare, Inc., a publicly traded healthcare and medical device company. She previously served as Vice President – Legal, General Counsel and Secretary of Matria from April 1998 to February 2006. She was Assistant General Counsel and Assistant Secretary of Matria from December 1997 to April 1998, and Assistant General Counsel of Matria from July 1996 to December 1997. Prior to joining Matria, Ms. McCaw was a partner in a Connecticut-based law firm. She is a graduate of the University of Connecticut School of Law. Prior to law school, Ms. McCaw studied accounting at Miami University and Cleveland State University, and worked as a Certified Public Accountant.

Joseph G. Bleser, age 66, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. He has been the Managing Member of J. Bleser, LLC, a financial consulting firm, since July 1998. Prior to July 1998, Mr. Bleser had over fifteen years’ experience as chief financial officer and other financial executive positions in various publicly traded companies, including HBO & Company, Allegiant Physician Services, Transcend Services, Inc. and Healthcare.com. Mr. Bleser is a Certified Public Accountant with ten years of experience in public accounting with Arthur Andersen LLC, an international public accounting firm. Mr. Bleser served as a member of the Board of Directors and the Corporate Governance Committee and Chairman of the Audit Committee of Transcend Services, Inc. until it was acquired by Nuance Communications, Inc. in April 2012. Mr. Bleser also served as a Director and Chairman of the Audit Committee of Matria Healthcare, Inc. until it was acquired by Inverness Medical Innovations, Inc. in May 2008. In addition, Mr. Bleser serves on the Board of Directors of a privately held information technology solutions company. Mr. Bleser was nominated as a director due to his extensive financial background and experience as a member of the Audit Committee of other publicly traded companies.

J. Terry Dewberry, age 68, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. Mr. Dewberry is a private investor with significant experience at both the management and board levels in the healthcare industry. He has extensive experience in corporate mergers and takeovers on both the buy and sell sides at sizes up to $5 billion. He has served on the Boards of Directors of several publicly traded healthcare products and services companies, including Respironics, Inc. (Nasdaq:RESP) (1998-2008), Matria Healthcare, Inc. (Nasdaq:MATR) (2006-2008), Healthdyne Information Enterprises, Inc. (1996-2002), Healthdyne Technologies, Inc. (1993-1997), Home Nutritional Services, Inc. (1989-1994) and Healthdyne, Inc. (1981-1996). From March 1992 until March 1996, Mr. Dewberry was Vice Chairman of Healthdyne, Inc. From 1984 to 1992, he served as President and Chief Operating Officer, and Executive Vice President of Healthdyne, Inc. Mr. Dewberry received a Bachelor of Electrical Engineering from Georgia Institute of Technology in 1967 and a Masters of Public Accounting from Georgia State University in 1972. Mr. Dewberry was nominated as a director due to his extensive business and financial background and experience as a member of the Board s of Directors of other publicly traded companies and a member of the Audit Committee of at least one other public company.

Kurt M. Eichler, age 54, serves on our Board of Directors. He became a Director of Alynx in February 2008 and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Eichler is employed by LCOR Incorporated, a multi-billion dollar real estate investment and development company, where he has worked since 1981 and is currently serving as Principal and Executive Vice President in charge of operations of the metropolitan New York region. Mr. Eichler also serves on LCOR’s Executive Committee. Previously, Mr. Eichler worked for Merrill Lynch, Hubbard in the Real Estate Debt and Equity Finance Group. During his tenure at LCOR, Mr. Eichler has assumed responsibility for the acquisition, development, management and sale of millions of square feet of real estate, including urban and suburban office properties, multifamily rental communities and a $1.4 billion airline terminal redevelopment project at John F. Kennedy International Airport. Among the other major developments on which Mr. Eichler has worked are 101 Hudson in Jersey City, New Jersey, a 1.2 million-square-foot, 42-story office tower; and the Foley Square Federal Office Building in New York City, a 974,000 square-foot, 34-story office tower for the US Attorney’s office, the Environmental Protection Agency and the Internal Revenue Service. Currently, Mr. Eichler is an investor in several biotech companies, and he previously served as a Director of DARA BioSciences, Inc, a publicly-traded company [NasdaqCM: DARA]. Mr. Eichler was nominated as a director due to his extensive business experience, both as an executive and as a director.

Bruce L. Hack, age 63, serves on our Board of Directors. He became a director of MiMedx Group, Inc. in December 2009. Mr. Hack was Vice Chairman of the Board of Directors and Chief Corporate Officer of Activision Blizzard (Nasdaq:ATVI) until 2009. Prior to that, Mr. Hack was Chief Executive Officer of Vivendi Games, from 2004 to 2008, Vice Chairman of the Board of Directors of Universal Music Group, from 1998 to 2001, and Chief Financial Officer of Universal Studios, from 1995 to 1998. From 1982-1994, Mr. Hack held several positions at The Seagram Company, including: Assistant to the Executive Vice President, Sales and Marketing for Seagram USA; Director, Strategic Planning, at The Seagram Company Ltd.; and Chief Financial Officer of Tropicana Products, Inc. Prior thereto, he was a trade negotiator for the U.S. Treasury. He has been director of Technicolor, Inc. since 2010. Mr. Hack earned a B.A. in government at Cornell University and an M.B.A. in finance at the University of Chicago. Mr. Hack was nominated as a director due to his business expertise, particularly as it relates to sales and marketing, and experience as a member of the Boards of Directors of other companies, both public and private.

Charles E. (“Chuck”) Koob, age 67, serves on our Board of Directors. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Koob joined the law firm of Simpson Thacher & Bartlett, LLP in 1970 and became a partner in 1977. He retired from that firm on January 1, 2007. While at that firm, Mr. Koob was the co-head of the Litigation Department and served on the Firm’s Executive Committee. Mr. Koob specialized in competition, trade regulation and antitrust issues. Throughout his 37-year tenure, he represented clients before the Federal Trade Commission, the Antitrust Division of the Department of Justice, and numerous state and foreign competition authorities. His résumé includes the representation of Virgin Atlantic Airways, Archer Daniels Midland, and Kohlberg Kravis Roberts and Co. He received his B.A. from Rockhurst College in 1966 and his J.D. from Stanford Law School in 1969. Mr. Koob is co-chair of the Steering Committee for the current campaign for Stanford Law School and serves on the board of Stanford Hospital and Clinics. He also serves on the boards of a private medical device company and a drug development company. Mr. Koob was nominated as a director due to his 37 years of legal expertise in representing both publicly traded and privately held businesses.

Larry W. Papasan, age 71, serves on our Board of Directors. He became a Director of Alynx in February 2008 and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopaedics. Mr. Papasan has been a Director and Chairman of the Board of Directors of BioMimetic Therapeutics, Inc. (NasdaqGM:BMTI) since August 2005. BioMimetic Therapeutics, Inc. is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. Mr. Papasan has also served as a member of the Board of Directors of Reaves Utility Income Fund (NasdaqCM:UTG), a closed-end management investment company, since February 2003 and of Triumph Bankshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a Director of SSR Engineering, Inc. and AxioMed Spine Corporation. Since January 2009, Mr. Papasan has also served as a member of the Board of Directors of Bionova Medical, Inc. Mr. Papasan is also on the Board of BioMedixal Tissue Technologies and Cagenix, Inc. Mr. Papasan was nominated as a director due to his extensive business experience, including experience in the medical device field, as well as experience as a director of several other companies, both public and private.

Andrew K. “Kreamer” Rooke, Jr., age 28, serves on our Board of Directors. He became a Director of MiMedx Group, Inc. in February 2009. Mr. Rooke is an investor in the Company and worked directly with Steven Gorlin from 2006 to 2008, during which time he advised on the acquisition of SpineMedica, Inc. and aided in the Company’s emergence into the public markets. During this time he also worked with the Gorlin Companies, assisting in the management and capitalization of portfolio companies and new investment opportunities. Kreamer has worked as an Investment Banking Analyst in the Healthcare Group of Collins Stewart, Inc. and as a Private Equity Associate with Larsen MacColl Partners, a Philadelphia-based private equity firm. Currently, he is a Member and Chief Financial Officer of Monarch Medical, LLC PET Services, a diagnostic imaging company based in New York. Mr. Rooke studied at the University of Pennsylvania, where he received a bachelor’s degree in Economics. Mr. Rooke was nominated as a director due to his investment expertise.

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

Based solely on the Company’s review of the copies of Forms 3, 4 and 5, and the amendments thereto received by it for the fiscal year ended December 31, 2011 (“fiscal 2011”)and written representations from certain reporting persons that no Form 5’s were required to be filed by those persons, the Company believes that during fiscal 2011, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Common Stock with the exception that Mr. Petit was late in filing one Form 4 in connection with his conversion of promissory notes in February, 2011.

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

We established an Audit Committee comprised of three independent members of our Board of Directors in April 2008. The current members of the Audit Committee are J. Terry Dewberry (Chairman); Larry W. Papasan, and Joseph Bleser. The Board has determined that Mr. Papasan is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of SEC Regulations S-K. The charter for the Audit Committee is posted on our website at http://www.mimedx.com/investors/corporate-governance/.

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

The following table summarizes the compensation paid by the Company for services in all capacities rendered to the Company during the years ended December 31, 2011 and 2010, by the individual who served as our principal executive officer during the twelve months ended December 31, 2011, and by each of the two other most highly compensated executive officers serving as executive officers at the end of 2011. These individuals are referred to collectively as our Named Executive Officers.

Summary Compensation Table (1)

Name and Principal				Stock Awards	Option	All Other
Position	Reporting Period	Salary $	Bonus $	$	Awards $	Compensation	Total $
Parker H. “Pete” Petit,
Chairman of Board of
Directors and CEO	YE 12/31/2011	325,000	—	—	696,500		1,021,500
	YE 12/31/2010	308,558		—	410,000		718,558
William C. Taylor,
President and Chief
Operating Officer	YE 12/31/2011	300,000	—	—	352,850		652,850
	YE 12/31/2010	288,365		—	532,000		820,365
Michael J. Senken, VP and Chief
Financial Officer	YE 12/31/2011	198,269	—	—	213,950	—	412,219
	YE 12/31/2010	160,846	—	—	287,500	—	448,346

(1)	The Company follows the provisions of ASC topic 718 “Compensation – Stock compensation,” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The assumptions made in the valuation of our option awards is disclosed in Note 8 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Narrative to Summary Compensation Table

We have no employment agreements with any of our Named Executive Officers. The material terms of our compensation arrangements with each of our Named Executive Officers is described below:

•

Effective February 24, 2009, Mr. Petit was appointed our President and Chief Executive Officer, in addition to being elected as Chairman of the Board of Directors. He was awarded a base salary of $225,000 and granted one million options, of which 70% vested immediately and the remainder will vest in equal increments on each of the next two anniversaries of the grant date. Additionally, Mr. Petit was awarded 250,000 options on July 31, 2009, of which 25% vested immediately with the remainder to vest in equal installments on each of the next three anniversaries of the grant date. Mr. Petit relinquished his position as President upon the appointment of Mr. William C. Taylor in September 2009. On February 23, 2010, the Compensation Committee approved an increase in Mr. Petit’s annual base salary to $325,000 effective March 1, 2010, and granted him 225,000 options which vest in equal installments on their anniversary dates in 2011, 2012 and 2013. In addition, on May 11, 2010, Mr. Petit was awarded 100,000 options which also vest in equal installments on their anniversary dates in 2011, 2012 and 2013. On February 23, 2012, the Compensation Committee approved an increase in Mr. Petit’s annual base salary to $425,000 to be effective on April 1, 2012. However, Mr. Petit requested that his salary be held to the same salary as the COO, therefore Mr. Petit’s salary was increased to $360,000 effective April 1, 2012. During 2011, Mr. Petit was granted 125,000 options on January 5; 300,000 options on March 18; 500,000 options on June 29; and 200,000 options on December 14. All 2011 grants vest in equal installments on their anniversary dates in 2012, 2013 and 2014.

•

Effective September 22, 2009, Mr. Taylor was appointed our President and Chief Operating Officer. He was awarded a base salary of $225,000 and granted 750,000 options, of which 50% vest on the one year anniversary of the grant date and the remainder to vest in equal installments on the next two anniversaries of the grant date. On February 23, 2010, the Compensation Committee approved an increase in Mr. Taylor’s base salary to $300,000 effective March 31, 2010, and awarded him 350,000 options which vest in equal installments on their anniversary dates in 2011, 2012 and 2013. On February 23, 2012, the Compensation Committee approved an increase in Mr. Taylor’s annual base salary to $360,000. During 2011, Mr. Taylor was granted 75,000 options on January 5; 225,000 options on March 18; 125,000 options on August 3; and 115,000 options on December 14. All 2011 grants vest in equal installments on their anniversary dates in 2012, 2013 and 2014.

•

Effective January 15, 2010, Mr. Senken was appointed our Vice President and Chief Financial Officer. He was awarded a base salary of $170,000 and granted 150,000 options, of which 33% vest in equal installments on the anniversary date of the grant. Mr. Senken was awarded 100,000 options on February 23, 2010, and 25,000 on May 11, 2010, all of which vest in three equal installments on their anniversary dates in 2011, 2012 and 2013. On March 18, 2011, the Compensation Committee approved an increase in Mr. Senken’s base salary to $200,000 effective January 15, 2011, the anniversary date of his employment. On February 23, 2012, the Compensation Committee approved an increase in Mr. Senken’s annual base salary to $250,000. During 2011, Mr. Senken was granted 50,000 options on January 5; 110,000 options on March 18; and 175,000 options on December 14. All 2011 grants vest in equal installments on their anniversary dates in 2012, 2013 and 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows the number of shares covered by exercisable and unexercisable options held by our Named Executive Officers on December 31, 2011. We have not made any equity awards under incentive plans and no equity incentive plan awards are outstanding on December 31, 2011.

	Number
	of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option	Option
	(#)	(#)		Exercise Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Parker H. Petit	725,000	—		$0.73	02/23/2019
	—	62,500	(1)	0.50	7/30/2014
	75,000	150,000	(2)	1.65	2/22/2020
	33,333	66,667	(3)	1.20	5/10/2020
	—	125,000	(4)	1.35	1/4/2021
	—	300,000	(5)	1.23	3/17/2021
	—	500,000	(6)	1.05	6/28/2021
	—	200,000	(7)	1.10	12/13/2021
	—	800,000	(8)	1.25	2/22/2021
William C. Taylor	7,500	2,500	(9)	0.50	7/30/2019
	562,500	187,500	(10)	0.70	9/21/2019
	116,655	233,345	(2)	1.65	2/22/2020
	—	75,000	(4)	1.35	1/4/2021
	—	225,000	(5)	1.23	3/17/2021
	—	125,000	(11)	1.18	8/2/2021
	—	115,000	(7)	1.10	12/14/2021
		600,000	(8)	1.25	2/22/2022
Michael J. Senken	50,000	100,000	(12)	0.87	1/14/2020
	33,333	66,667	(2)	1.65	2/22/2020
	8,333	16,667	(3)	1.20	5/10/2020
	—	50,000	(4)	1.35	1/4/2021
	—	110,000	(5)	1.23	3/17/2021
	—	175,000	(7)	1.10	12/13/2021
	—	150,000	(8)	1.25	2/23/2012

(1)	The unexercisable portion of this option vests and becomes exercisable on July 31, 2012.
(2)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of February 23, 2012 and 2013.

(3)	The unexercisable portion of this optionvests and becomes exercisable in equal installments on each of May 11, 2012, and 2013.
(4)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of January 5, 2012, 2013 and 2014.
(5)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of March 18, 2012, 2013 and 2014.
(6)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of June 29, 2012, 2013 and 2014.
(7)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of December 14, 2012, 2013 and 2014.
(8)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of February 23, 2013, 2014 and 2015.
(9)	Mr. Taylor received these options for consulting services prior to his appointment as President and Chief Operating Officer.
(10)	The unexercisable portion of this option vests and becomes exercisable on September 22, 2012.
(11)	The unexercisable portion of this optionvests and becomes exercisable in equal installments on each of August 3, 2012, 2013 and 2014.
(12)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of January 15, 2012 and 2013

During 2011, Mr. Petit exercised 275,000 options at an exerciseprice of $0.73, and 187,500 options with an exercise price of $0.50.

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

MiMedx, Inc. 2005 Assumed Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan)

MiMedx, Inc. assumed the SpineMedica Corp. 2005 Employee, Director, and Consultant Stock Plan (the “2005 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2005 Assumed Plan) would be issued under the 2005 Assumed Plan. The 2005 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2005 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. common stock. As of December 31, 2011, options to acquire 365,000 shares are outstanding.

MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan)

MiMedx, Inc. assumed the SpineMedica Corp. 2007 Stock Incentive Plan (the “2007 Assumed Plan”) in connection with its acquisition of SpineMedica Corp. in July 2007. Following MiMedx, Inc.’s acquisition of SpineMedica Corp., the Board of Directors of MiMedx, Inc. declared that no awards (as defined in the 2007 Assumed Plan) shall be issued under the 2007 Assumed Plan. The 2007 Assumed Plan was assumed by Alynx, Co. in the Merger and thereafter by MiMedx Group, Inc. The 2007 Assumed Plan is administered by the Compensation Committee. All share amounts in this section represent number of shares of MiMedx Group, Inc. common stock. As of December 31, 2011, options to acquire 10,000 shares are outstanding.

Potential Payments upon Termination or Change in Control

The Company has entered into change-in-control severance agreements with each of the Named Executive Officers. The agreements provide for compensation to the executive in the event the executive’s employment with the Company is terminated following the consummation of a “change-in-control” for reasons other than the executive’s death, disability or for “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements). The compensation payable under the agreements is a lump sum severance payment equal to a multiple of the executive’s annual base salary and targeted base bonus as of the date of the change-in-control. The multiple applicable to Mr. Petit is three. The multiple applicable to Mr. Taylor is one and a half and the multiple applicable to Mr. Senken is one. In addition, following termination of employment, the executives are entitled to receive for a period of three years in the case of Mr. Petit, 18 months in the case of Mr. Taylor and one year in the case of Mr. Senken life, health insurance coverage (subject to a COBRA election), and certain other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of Section 280G of the Code. The agreements require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued under the applicable agreement. The agreements expire three years after a change in control of the Company or any successor to the Company.

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

The following table sets forth in tabular form estimates of the potential post-employment payments due to the Named Executive Officers under the agreements discussed above, assuming the triggering event for the payments occurred on the last business day of the last fiscal year.

		Estimated	Estimated Value of Accelerated	Estimated 280G Tax	Retirement
Executive	Cash Severance	Benefits	Equity Awards	Gross-Ups	Plans
	(1)(2)	(2)(3)	(4)	(2)
Parker H. Petit	$1,462,500	$45,525	$861,625	$817,055	$—

William C. Taylor	$900,000	$22,763	$344,650	$ N/A	$—

Michael J. Senken	$450,000	$17,382	$254,250	$ N/A	$—

(1)	Includes a) annual base salary as of December 31, 2011, plus b) annual targeted bonus for the year ended December 31, 2011, times the multiple applicable to the named executive.
(2)	Payable only in the event the executive’s employment is terminated without cause or for “good reason” within three years of following a change in control
(3)	Includes a) the estimated value of medical, dental, vision and life insurance, plus b) the employer’s cost of FICA for the duration of the severance period.
(4)	Includes the accelerated value of unvested stock options as of December 31, 2011 which are in-the-money based on the December 31, 2011 stock price.

DIRECTOR COMPENSATION

The following table provides information concerning compensation of our directors for the year ended December 31, 2011. The compensation reported is for services as directors. Only those directors who received compensation for such services during the year ended December 31, 2011, are listed.

Name	Fees Earned or Paid in Cash (1)	Stock Awards $	Option Awards $			Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total $
Kurt M. Eichler	$56,194	—	8,850	(2	)(3)	—	—	—	65,044
Larry W. Papasan	$64,195	—	8,850	(2	)(4)	—	—	—	73,045
Charles E. Koob	$42,694	—	8,850	(2	)(5)	—	—	—	51,544
Andrew K. Rooke, Jr.	$37,694	—	8,850	(2	)(4)	—	—	—	46,544
Joseph G. Bleser	$69,070	—	8,850		(6)	—	—	—	77,914
J. Terry Dewberry	$71,945	—	8,850		(6)	—	—	—	80,789
Bruce Hack	$37,694	—	8,850		(6)	—	—	—	46,538
Steve Gorlin	$—	—	8,850		(7)	—	—	—	8,843

(1)	Amount represents fees paid in during the year ended December 31, 2011.
(2)	Annual stock option grant of 15,000 shares which vests in equal installments on December 14, 2012, 2013 and 2014.
(3)	Mr. Eichler has an aggregate of 30,000 options outstanding and no outstanding stock awards as of December 31, 2011.
(4)	Named director has an aggregate of 80,000 options outstanding and no outstanding stock awards as of December 31, 2011.
(5)	Mr. Koob has an aggregate of 130,000 options outstanding and no outstanding stock awards as of December 31, 2011.
(6)	Named director has an aggregate of 65,000 options outstanding and no outstanding stock awards as of December 31, 2011.
(7)	Mr. Gorlin has an aggregate of 110,000 options outstanding and not outstanding stock awards as of December 31, 2011.
(8)	The Company follows the provisions of ASC topic 718 “Compensation – Stock compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The assumptions made in the valuation of our option awards is disclosed in Note 11 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our compensation policy for our non-employee directors is as follows:

•	an annual cash retainer of $25,000 for service as a member of the Board;

•	an annual cash retainer of $10,500 for service as a chairman of the Audit Committee;

•	an annual cash retainer of $7,500 for service as a chairman of the Compensation Committee;

•	an annual cash retainer of $5,000 for service as a chairman of the Nominating and Governance Committee;

•	an annual cash retainer of $2,500 for service as a non-chairman member of a Board committee; and

•	meeting attendance fees of $1,000 per Board of Directors or committee meeting attended in person and $1,000 per Board of Directors or committee meeting attended telephonically.

Each non-employee director also receives a grant of 45,000 options to purchase our common stock upon being first elected or appointed to the Board of Directors. The options vest in three equal installments on each anniversary of the grant date over three years. Directors who are employees of the Company receive no compensation for their service as directors or as members of board committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans of MiMedx as of December 31, 2011:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights reflected in column (A)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)*
Equity compensation plans approved by security holders	10,333,583	$1.17	2,541,417
Equity compensation plans not approved by security holders	—	—	—

Total	10,333,583	$1.17	2,541,417

The following table sets forth certain information regarding our capital stock, beneficially owned as of April 15, 2012, by each person known to us to beneficially own more than 5% of our common stock, each Named Executive Officer and director, and all directors and executive officers as a group. We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date. Unless otherwise indicated below, the address of those identified in the table is MiMedx Group, Inc., 60 Chastain Center Blvd., Suite 60, Kennesaw, GA 30144.

Name and address of beneficial owner	Number of Shares (1)	Percentage Ownership (1)
Parker H. “Pete” Petit (2)	12,529,420	14.87%

Steve Gorlin (3)	2,210,445	2.62%

Charles E. Koob (4)	1,564,653	1.86%

William C. Taylor (5)	965,895	1.15%

Bruce L. Hack (6)	696,768	*

Kurt M. Eichler (7)	723,406	*

Roberta McCaw (8)	338,299	*

Andrew K. Rooke, Jr. (9)	215,166	*

Larry W. Papasan (10)	183,668	*

Michael J. Senken (11)	236,668	*

J. Terry Dewberry (12)	54,166	*

Joseph Bleser (13)	97,085	*

Total Directors and Executive Officers (12 persons)(15)	19,815,639	23.52%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On March 31, 2012, there were 78,089,596 shares of common stock issued and outstanding, net of 50,000 shares of common stock held in treasury.
(2)	Includes (i) 5,201,088 shares held by Mr. Petit; (ii)1,050,000 shares of common stock issuable upon the exercise of vested options; (iii) 3,264,999 shares that are subject to currently exercisable warrants; (iv) 975,000 shares of common stock and currently exercisable warrants to purchase 325,000 shares of common stock held by each of Cox Road Partners, LLLP, Cox Road Partners II, LLLP, and Petit Investments II, LLLP, limited liability limited partnerships over which Mr. Petit possesses sole voting and investment control and for which Mr. Petit serves as General Partner; (v) 150,000 shares of common stock and held by the Parker H. Petit Grantor Trust over which Mr. Petit serves as the trustee; and (vi) 150,000 shares of common stock held by Petit Investments, LP, a limited partnership where Mr. Petit serves as General Partner and Limited Partner and possesses shared voting and investment control.
(3)	Includes (i) 1,685,657 shares held in a trust for the benefit of Mr. Gorlin; (ii) 434,788 shares held by Mr. Gorlin’s wife; and (iii) 90,000 shares that are subject to currently exercisable stock options.
(4)	Includes (i) 615,000 shares held jointly by Mr. Koob and his wife; (ii) 764,410 shares held individually by Mr. Koob; (iii) 110,000 shares that are subject to currently exercisable stock options; and (iv) 75,243 shares that may be acquired upon the exercise of warrants held individually by Mr. Koob.
(5)	Includes (i) 450,935 shares owned by Mr. Hack; (ii) 208,333 shares that are subject to currently exercisable warrants; and (iii) 37,500 shares that are subject to currently exercisable stock options.
(6)	Includes (i) 62,550 shares owned by Mr. Taylor and (ii) 903,345 shares that are subject to currently exercisable stock options.
(7)	Includes (i) 638,159 shares owned by Mr. Eichler (ii) 10,000 shares that are subject to currently exercisable stock options and (iii) 75,247 shares that may be acquired upon the exercise of warrants.
(8)	Includes (i) 205,174 shares owned by Ms. McCaw and (ii) 133,125 shares that are subject to currently exercisable stock options.
(9)	Includes (i) 155,166 shares owned by Mr. Rooke; and (ii) 60,000 shares that are subject to currently exercisable stock options.
(10)	Includes (i) 61,168 shares owned by Mr. Papasan; (ii) 62,500 shares held in a trust for the benefit of Mr. Papasan; (iii) 60,000 shares that are subject to currently exercisable stock options.
(11)	Includes 531,666 shares that are subject to currently exercisable stock options.
(12)	Includes (i) 16,166 shares owned by Mr. Dewberry; and (ii) 37,500 shares that are subject to currently exercisable stock options.
(13)	Includes (i) 59,585 shares owned by Mr. Bleser; and (ii) 37,500 shares that are subject to currently exercisable stock options.
(14)	Includes (i) shares controlled or held for the benefit of the executive officers and directors; (ii) 3,390,902 shares that are subject to stock options that are currently exercisable or exercisable within 60 days; and (iii) 3,623,821 shares that are subject to currently exercisable warrants.

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

Related Transactions

2010

On March 31, 2010, the Company elected to exercise its right to convert the outstanding Note Payable amount from the 3% Convertible Senior Secured Promissory Notes (the “Senior Notes”) issued beginning in April 2009 and completed on June 17, 2009 As a result of the Company’s election to convert the remaining Notes, Pete Petit, our Chairman of the Board of Directors and CEO received 514,703 shares of MiMedx common stock resulting from the conversion of a $250,000 note payable and $7,352 in accrued interest, Chuck Koob, a Company Director received 308,821 shares of MiMedx common stock resulting from the conversion of a $150,000 note payable and $4,411 in accrued interest and Roberta McCaw, Chief Legal Counsel, received 205,174 shares of MiMedx common stock resulting from the conversion of a $100,000 note payable and $2,587 in accrued interest representing the amount of their original investment plus accrued interest divided by the conversion rate of $.50 per share.

In October 2010, Pete Petit, Chairman of the Board and CEO advanced the Company $150,000, Chuck Koob, a Company Director advanced the Company $50,000 and Kurt Eichler, a Company Director advanced the Company $50,000 through a Subscription Agreement for a 5% Convertible Promissory Note (“Subscription Agreement”) and, in connection therewith, issued a 5% Convertible Promissory Note (“Note”) and a Warrant to Purchase Common Stock (“Warrant”), which expires in three years. In November 2010, Pete Petit advanced an additional $250,000 under the same terms.

In connection with the Subscription Agreement and the Note, the Company issued one Warrant for the number of shares of common stock of the Company by dividing the aggregate amount of the advances by the Conversion Price resulting in 500,000 warrants being issued to purchase MiMedx common stock at an exercise price of $1.00. The exercise price of the Warrant is the Conversion Price. As a result of these advances Pete Petit received a total of 400,000 warrants which resulted in an additional interest charge recorded by the company of $228,675 representing the intrinsic value of the conversion option allocated to the warrants issued, Chuck Koob received a total of 50,000 warrants which resulted in an additional interest charge recorded by the company of $28,413 representing the intrinsic value of the conversion option allocated to the warrants issued and Kurt Eichler received 50,000 warrants which resulted in an additional interest charge recorded by the company of $30,358.

The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On December 31, 2010, Messrs. Koob and Eichler each holding notes with an initial face value of $50,000 exercised the conversion option. As a result of this election Mr. Koob received 50,486 shares of MiMedx common stock resulting from the conversion of a $50,000 note payable and $486 in accrued interest and Mr. Eichler received 50,493 shares of MiMedx common stock resulting from the conversion of a $50,000 note payable and $493 in accrued interest. By virtue of this conversion Mr. Koob also received 25,243 warrants to purchase MiMedx common stock at an exercise price of $1.50 per share and contingent warrants of 25,243 under the same terms for contingent warrants per the October 2010 Private Placement. Mr. Eichler received 25,247 warrants to purchase MiMedx common stock at an exercise price of $1.50 per share and contingent warrants of 25,247 under the same terms per the October 2010 Private Placement. Mr. Petit agreed to extend the term of his notes until February 28, 2011, at which time he exercised the conversion option. As of that date Mr. Petit received 406,664 shares of MiMedx common stock resulting from the conversion two notes with a total face value of $400,000 and accrued interest of $6,664 and 203,332 warrants to purchase MiMedx common stock at an exercise price of $1.50 and contingent warrants of 203,332 under the same terms per the October 2010 Private Placement.

In October 2010, the Company commenced a private placement to sell common stock and warrants. Mr. Petit invested $600,000 in the October 2010 Private Placement, receiving 300,000 warrants with an exercise price of $1.50, and 300,000 Contingent Warrants at an exercise price of $0.01 as per the aforementioned terms of the offering.

2011

On March 31, 2011, Mr. Petit (“the Lender”) entered into a Subscription Agreement for a 5% Convertible Senior Secured Promissory Note (“Subscription Agreement”) and, in connection therewith, agreed to issue a 5% Convertible Senior Secured Promissory Note (“Note”) Under the terms of the Subscription Agreement, the Company borrowed $1,300,000 from Mr. Petit resulting in the issuance of 650,000 contingent warrants at an exercise price of $0.01 per warrant.

From December 27 to December 31, 2011, the Company sold 5% Convertible Senior Secured Promissory Notes (the “Notes”) to individual accredited investors for aggregate proceeds of $5,000,000. The aggregate proceeds included $500,000 of Notes sold to Mr. Petit resulting in the issuance of 250,000 contingent warrants at an exercise price of $0.01 per warrant who, as reported on Form 8-K filed with the Commission on October 31, 2011, had committed to lend the Company up to $1,500,000, to the extent other lenders did not subscribe to the Company’s debt offering. The terms of those advances were subject to amendment as authorized by the Company’s Board of Directors to be consistent with the final terms of the Company’s debt offering.

Director Independence

The Board of Directors has determined that Messrs. Hack, Eichler, Rook, Papasan, Dewberry and Bleser qualify as “independent” based upon the criteria established by the SEC; and, although we are not a “listed company”, the criteria established by the AMEX.

Item 14. Principal Accounting Fees and Services

Cherry Bekeart & Holland LLP (“CBH”) served as MiMedx’s independent registered public accounting firm as of December 31, 2011, and 2010.

The following table presents fees billed for professional audit services rendered by Cherry, Bekaert & Holland, L.L.P. for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by Cherry, Bekaert and Holland, L.L.P., our independent registered public accounting firm during these periods.

	Fiscal year end December 31, 2011	Fiscal Year end December 31, 2010
Audit Fees	$184,114	$90,000
Tax Fees	$18,869	$17,250
All Other Fees	$—	$—

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

Audit Committee Pre-Approval Policy.

The Audit Committee has responsibility for the appointment, retention and oversight of the work of our independent auditors, to recommend their selection and engagement, to review and approve in advance all non-audit related work performed by our independent registered public accounting firm prior to the performance of each such service. The Audit Committee is also required to establish formal policies and procedures for the engagement of the independent auditors to provide permitted non-audit services. The Audit Committee gave its pre-approval to all services provided by our independent auditors in fiscal 2011 and 2010. The Audit Committee has determined that the provision of services by Cherry, Bekaert & Holland, L.L.P, is compatible with maintaining the independence of the independent registered public accounting firm.

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

April 27, 2012	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer