Form 10-Q
period 2012-03-31
MIMEDX GROUP, INC.
filed 2012-05-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of April 30, 2012, there were 80,746,672 shares outstanding of the registrant’s common stock.

MIMEDX GROUP, INC.

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

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$3,021,266	$4,112,326
Accounts receivable, net	2,853,552	1,891,919
Inventory, net	795,516	712,602
Prepaid expenses and other current assets	377,495	164,664

Total current assets	7,047,829	6,881,511

Property and equipment, net of accumulated depreciation of $1,924,861 and $1,814,473, respectively	805,817	869,411
Goodwill	4,040,443	4,040,443

Intangible assets, net of accumulated amortization of $3,802,492 and $3,468,515, respectively	14,756,508	15,090,485
Deposits and other long term assets	209,595	214,342
Total assets	$26,860,192	$27,096,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,825,765	$2,300,638
Deferred rent current	6,620	6,620
Convertible line of credit with related party, net of unamortized discount of $549,779 and $46,746, respectively, plus accrued interest of $58,931 and $42,726, respectively	809,152	1,295,980
Convertible debt related to acquisition, net of unamortized discount of $90,156 and $170,509, respectively, plus accrued interest of $59,836 and $49,315, respectively	969,680	1,128,806
Current portion of earn-out liability payable In MiMedx common stock	3,185,223	3,185,223
Total current liabilities	6,796,440	7,917,267

Earn-out liability payable in MiMedx common stock, net of current portion	4,225,280	4,225,280
Convertible Senior Secured Promissory Notes, net of unamortized discount of $2,049,190 and $2,263,145, respectively, plus accrued interest of $68,518 and $7,732, respectively	3,019,328	2,744,587
Other liabilities	322,464	312,493
Total liabilities	14,363,512	15,199,627

Commitments and contingencies (Note 12)	-	-

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares authorized; 78,139,596 issued and 78,089,596 outstanding for 2012 and 74,306,895 issued and 74,256,895 outstanding for 2011	78,139	74,307
Additional paid-in capital	75,558,539	73,868,604
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(63,114,998)	(62,021,346)
Total stockholders' equity	12,496,680	11,896,565
Total liabilities and stockholders' equity	$26,860,192	$27,096,192

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES:
Net sales	$3,705,808	$1,043,487

OPERATING COSTS AND EXPENSES:
Cost of products sold	958,855	710,117
Research and development expenses	407,072	962,224
Selling, general and administrative expenses	2,971,246	2,627,492

LOSS FROM OPERATIONS	(631,365)	(3,256,346)

OTHER INCOME (EXPENSE), net
Financing expense associated with the debt discount recognized in connection with the senior secured promissory notes	(218,701)	-
Interest expense, net	(243,586)	(91,216)

LOSS BEFORE INCOME TAXES	(1,093,652)	(3,347,562)
Income taxes	-	-

NET LOSS	$(1,093,652)	$(3,347,562)

Net loss per common share
Basic and diluted	$(0.01)	$(0.05)

Shares used in computing net loss per common share
Basic and diluted	74,872,122	70,333,476

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (unaudited)

	Convertible
	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2011	-	-	74,306,895	74,307	73,868,604	(25,000)	(62,021,346)	11,896,565

Employee share-based compensation expense	-	-	-	-	400,049	-	-	400,049

Other share-based compensation expense	-	-	-	-	100,936	-	-	100,936

Exercise of stock options	-	-	172,000	172	170,828	-	-	171,000

Exercise of warrants	-	-	3,357,369	3,357	319,316	-	-	322,673

Cashless exercise of warrants	-	-	136,246	136	(136)	-	-	-

Common stock issued for accrued Director fees	-	-	167,086	167	184,486	-	-	184,653

Discount on benefical conversion feature recognized on line of credit with related party	-	-	-	-	514,456	-	-	514,456

Net loss for the peiod	-	-	-	-	-	-	(1,093,652)	(1,093,652)

Balances, March 31, 2012	-	$-	78,139,596	$78,139	$75,558,539	$(25,000)	$(63,114,998)	$12,496,680

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,093,652)	$(3,347,562)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	110,388	116,180
Amortization of intangible assets	333,977	333,977
Amortization of debt discount and deferred financing costs	310,478	72,918
Employee share-based compensation expense	400,049	380,373
Other share-based compensation expense	100,936	107,560
Increase (decrease) in cash resulting from changes in (net of effects of acquisition):
Accounts receivable	(961,633)	150,365
Inventory	(82,914)	(111,983)
Prepaid expenses and other current assets	(212,831)	(155,025)
Accounts payable and accrued expenses	(352,720)	641,882
Accrued interest	150,012	15,383
Other liabilities	9,971	6,088
Net cash flows from operating activities	(1,287,939)	(1,789,844)

Cash flows from investing activities:
Purchases of equipment	(46,794)	(111,927)
Cash paid for acquisition, net of cash aquired of $33,583	-	(316,417)
Net cash flows from investing activities	(46,794)	(428,344)

Cash flows from financing activities:
Proceeds from exercise of warrants	322,673	-
Proceeds from exercise of stock options	171,000	-
Repayment of Convertible Debt related to acquisition	(250,000)	-
Proceeds from Line of Credit with related party	-	800,000
Repayment of Line of Credit	-	(99,000)
Repayment of Note Payable	-	(15,376)
Proceeds from sale of common stock and warrants and common stock with registration rights, net	-	1,212,175
Net cash flows from financing activities	243,673	1,897,799
Net change in cash	(1,091,060)	(320,389)
Cash, beginning of period	4,112,326	1,340,922
Cash, end of period	$3,021,266	$1,020,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,435	$3,239
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:

During the three months ended March 31, 2012:
*	the Company issued 167,086 shares of stock valued at $184,653 for accrued Director's fees

*	the Company issued 136,246 shares of stock for cashless exercise of warrants

*
the Company recognized $4,747 in deferred financing costs related to placement agent warrants issued in conjunction with the convertible Senior Promissory Notes; the deferred financing costs are recorded in other long term assets

*	the Company recognized a beneficial conversion feature valued at $514,456 related to the vested contingent warrants on the line of credit with related party

During the three months ended March 31, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with its acquisition of Surgical Biologics, LLC

*
the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt of $1,250,000 issued with regard to its acquisition of Surgical Biologics See notes to condensed consolidated financial statements

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2012 and 2011, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products and amnion tissue processing for a variety of surgical applications using the Company’s proprietary biomaterials—CollaFix™, HydroFix®, EpiFix® and AmnioFix®.

2.	Significant accounting policies

Please see Note 2 to our Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2011, for a description of all significant accounting policies.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay.  The Company has $24,000 and $20,000 in the allowance for doubtful accounts as of March 31, 2012, and December 31, 2011, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the three months ended March 31, 2012 was $4,000, and there were no charge-offs during the same period.

Inventories

Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method.  Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing.  Idle facility expense, excessive spoilage, extra freight, and handling costs are expensed, as necessary, in cost of sales and are not capitalized into inventories.  Allocation of fixed production overheads is based on the normal capacity of production facilities.

Goodwill and intangible assets

Goodwill is tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Intangible assets with finite useful lives are amortized into Selling, General and Administrative Expenses in the condensed consolidated statements of operations using the straight-line method over various periods depending upon the specific asset.

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

Revenue Recognition

The Company sells its products primarily through a combination of independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $39,000 and $3,000 for net sales returns provisions for the three months ended March 31, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our short term and long term convertible debt approximates $4,798,000 which represents the face value less the unamortized discount of any beneficial conversion feature plus accrued but unpaid interest at March 31, 2012.  The fair value of warrants issued in conjunction with placement fees approximates $13,000 which represents the face value less the unamortized discount of any beneficial conversion feature at March 31, 2012.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2012	2011
Net loss	$(1,093,652)	$(3,347,562)
Denominator for basic earnings per share - weighted average shares	74,872,122	70,333,476
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	74,872,122	70,333,476

Loss per common share - basic and diluted	$(0.01)	$(0.05)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	Three months ended March 31,
	2012	2011
Outstanding Stock Options	12,517,000	9,778,000
Outstanding Warrants	7,891,567	6,813,644
Convertible Debt, promissory notes	5,131,018	—
Convertible Line of Credit with Related Party	1,358,931	800,000
Convertible Debt, Acquisition	1,059,836	1,261,644
	27,958,352	18,653,288

The table above excludes all securities with contingencies including the earnout liability and contingent warrants.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Goodwill

The Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for MiMedx at the beginning of its 2012 fiscal year.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required.  Annual impairment tests are performed by the company in the second quarter of each year.  The adoption of this updated authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for MiMedx at the beginning of its 2012 fiscal year.  This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and GAAP.  This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and GAAP.  The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The adoption of this updated authoritative guidance had no impact on the Company’s condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted:

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement.  These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented.  We do not expect this accounting standard to have an impact on our condensed consolidated financial statements.

3.	Liquidity and management’s plans

As of March 31, 2012, the Company had approximately $3,021,000 of cash and cash equivalents.  The Company reported total current assets of approximately $7,048,000 and current liabilities payable in cash of approximately $3,611,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  The Company believes that its anticipated cash from operations and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

4.	Acquisition of Surgical Biologics, LLC

On December 21, 2010, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia.  This transaction closed on January 5, 2011 and as a result we acquired all of the outstanding shares of Surgical Biologics in exchange for $500,000 cash, a total of $1,250,000 in 4% Convertible Secured Promissory Notes, and $7,087,500 in stock, represented by 5,250,000 shares of our common stock (525,000 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the Merger Agreement).  Contingent consideration may be payable in a formula determined by sales and certain expenses for the years 2011 and 2012.  The contingent consideration was initially valued at $7,404,700 and is shown in the schedule below as fair value of earn-out.  We completed the acquisition of Surgical Biologics in an effort to extend our biomaterials product lines.  As of December 31, 2011, the Company evaluated the contingent liability based on operating results for the year, and adjusted the earn-out liability to $7,410,503.  No additional adjustment was required as of March 31, 2012.

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

The contingent consideration which was initially valued at $7,404,700 was classified as a liability. The Company has evaluated the contingent consideration for accounting purposes under GAAP and has determined that the contingent consideration is within the scope of ASC 480 Distinguishing Liabilities from Equity whereby a financial instrument other than an outstanding share, that embodies a conditional obligation that the issuer may settle by issuing a variable number of its equity shares, shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on variations in something other than the fair value of the issuer’s equity shares.

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

5.	Inventories

Inventories consisted of the following items as of March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$82,703	$95,288
Work in process	443,072	308,763
Finished goods	323,165	361,007
	$848,940	$765,058
Reserve for obsolescence	(53,424)	(52,456)
Inventory, net	$795,516	$712,602

6.	Property and equipment

Property and equipment consist of the following as of March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011
Leasehold improvements	$925,086	$925,086
Lab and clean room equipment (a)	1,470,852	1,463,144
Furniture and office equipment (a)	334,740	295,654
	2,730,678	2,683,884
Less accumulated depreciation	(1,924,861)	(1,814,473)
	$805,817	$869,411

(a)	The table above includes reclassifications of production equipment previously included in the furniture and office equipment category.

7.	Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		March 31, 2012			December 31, 2011
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(512,933)	$483,067	$996,000	$(488,033)	$507,967
License - SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(1,387,577)	1,011,423	2,399,000	(1,313,573)	1,085,427
License - Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(1,067,011)	1,599,989	2,667,000	(998,932)	1,668,068
Customer Relationships (d)	14 years	3,520,000	(314,286)	3,205,714	3,520,000	(251,429)	3,268,571
Supplier Relationships (d)	14 years	241,000	(21,518)	219,482	241,000	(17,215)	223,785
Patents & Know-How (d)	14 years	5,530,000	(493,750)	5,036,250	5,530,000	(395,000)	5,135,000
Licenses/Permits (d)	3 years	13,000	(5,417)	7,583	13,000	(4,333)	8,667
		15,366,000	(3,802,492)	11,563,508	15,366,000	(3,468,515)	11,897,485
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	1,008,000	—	1,008,000
In-process Research & Development-Liquid (d)	indefinite	2,160,000	—	2,160,000	2,160,000	—	2,160,000
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	25,000	—	25,000
		$18,559,000	$(3,802,492)	$14,756,508	$18,559,000	$(3,468,515)	$15,090,485

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc.  The acquisition price of this license was a one-time fee of $100,000 and 1,120,000 shares of common stock valued at $896,000 (based upon the estimated fair value of the common stock on the transaction date).  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products.

(b)	License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp.

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  At March 31, 2012 and 2011, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Estimated future amortization expense related to the March 31, 2012 net carrying amount of $11,563,508 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year ending December 31,	Expense
2012 (a)	$1,001,932
2013	1,335,909
2014	1,331,575
2015	1,225,337
2016	1,024,843
Thereafter	5,643,912
$11,563,508

(a)	Estimated amortization expense for the year ending December 31, 2012 includes only amortization to be recorded after March 31, 2012.

8.	Debt

The following disclosures reflect a summary of our outstanding convertible securities, as well as activity related to financing transactions.  The table below summarizes the Company’s financing, and further details regarding each transaction are provided following the table:

	Convertible Line of Credit with Related Party		Convertible Senior Secured Promissory Note		Total
Face Value of Note		$1,300,000		$5,000,000	$6,300,000
Due date	(a)	12/31/2012	(b)	12/31/2013
Annual Interest rate		5%		5%

Contingent warrants issued at inception (c):
First Contingent Warrants	(d)	325,000	(e)	1,250,000	1,575,000
Second Contingent Warrants	(f)	325,000	(f)	1,250,000	1,575,000
Total Contingent Warrants		650,000		2,500,000	3,150,000

Vested Warrants as of March 31, 2012:
First Contingent Warrants	(d)	(325,000)	(e)	(1,250,000)	(1,575,000)
Second Contingent Warrants		—		—	—

Contingent Warrants Outstanding as of March 31, 2012 (g)
First Contingent Warrants		—		—	—
Second Contingent Warrants		325,000		1,250,000	1,575,000
Total Contingent Warrants Outstanding as of March 31, 2012		325,000		1,250,000	1,575,000
Weighted average exercise price of warrants		$0.01		$0.01

(a)
The initial termination date of the Credit Agreement is December 31, 2012 and the Company may elect to extend the termination date until December 31, 2013 upon payment of an extension fee of 5% of the outstanding principle balance or $65,000.

(b)
Unless the Company has repaid the applicable lender’s Notes in full prior to December 31, 2012, the Company must pay to each lender an additional interest payment in the amount of five percent (5%) of the aggregate outstanding principal amount of such lender’s Notes as of December 31, 2012.

(c)
The Contingent Warrants have a term of five years from the date of issuance; however each is subject to automatic terminations as defined in the First Contingent Warrant and Second Contingent Warrant terms. The shares of Common Stock issuable upon exercise of the Contingent Warrants do not carry registration rights and may be exercised on a “cashless” basis. In the event of a change in control transaction on or prior to the First Measurement Date, then the Contingent Warrants shall be exercisable immediately prior to the closing of such change in control transaction. In the event (i) of a change in control transaction after the First Measurement Date and on or prior to the Second Measurement Date and (ii) the per share value of the consideration received by the holders of Common Stock in such change in control transaction is at least $1.75, the Second Contingent Warrant shall be null and void. If the value of the per share consideration received by the holders of Common Stock in such transaction is less than $1.75, the Second Contingent Warrant shall be exercisable immediately prior to the closing of such change in control transaction.

(d)
The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “First Measurement Date”) the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days.  During the three months ended March 31, 2012, the First Contingent Warrants vested due to the Company’s Gross Revenue not exceeding $11,500,000 for the year ended December 31, 2011.

(e)
The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000. During the three months ended December 31, 2011, the First Contingent warrants vested due to the Company’s Gross Revenue not exceeding $11,500,000 for the year ended December 31, 2011.

(f)
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

(g)
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

Convertible Line of Credit with related party

On March 31, 2011, the Company and its Chairman of the Board and CEO (“the Lender”) entered into a Subscription Agreement for a 5% Convertible Senior Secured Promissory Note (“Subscription Agreement”) and, in connection therewith, agreed to issue a 5% Convertible Senior Secured Promissory Note (“Note”) in the amount borrowed by the Company, and a First Contingent Warrant (“First Contingent Warrant”) and a Second Contingent Warrant (“Second Contingent Warrant”) to Purchase Common Stock.

The Lender agreed to issue a Revolving Secured Line of Credit Agreement (“Credit Agreement”) to the Company of $1,300,000, after reductions for funds raised through other financing activities, to fund its working capital needs.  The first borrowing in the amount of $800,000 was on March 31, 2011, resulting in the issuance of 400,000 contingent warrants at an exercise price of $0.01 per warrant.  Additional borrowings in the amount of $500,000 were drawn during the three months ended June 30, 2011, resulting in the issuance of 250,000 contingent warrants at an exercise price of $0.01 per warrant.

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

At the option of the Lender, the Note is convertible into the number of shares of common stock of the Company equal to the quotient of the outstanding principal amount and accrued interest of the Note as of the date of such election divided by $1.00 per share.

On February 28, 2012, 325,000 First Contingent Warrants vested to the Lender at an exercise price of $0.01 per share. The vesting of the shares resulted in an additional beneficial conversion feature which requires recognition. According to GAAP, proceeds from the sale of debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The amount of the warrants and beneficial conversion feature totaled approximately $550,000  net of previously recognized interest expense which has been recorded as a debt discount that will be charged to interest expense over the life of the convertible note.

The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Senior Secured Promissory Notes

From December 27 to December 31, 2011, the Company sold 5% Convertible Senior Secured Promissory Notes (the “Notes”) to individual accredited investors for aggregate proceeds of $5,000,000 and issued a First Contingent Warrant (“First Contingent Warrant”) and a Second Contingent Warrant (“Second Contingent Warrant”) to Purchase Common Stock.

The aggregate proceeds included $500,000 of Notes sold to the Company’s Chairman of the Board and CEO, who had committed to lend the Company up to $1,500,000, to the extent other lenders did not subscribe to the Company’s debt offering.  The terms of those advances were subject to amendment as authorized by the Company’s Board of Directors to be consistent with the final terms of the Company’s debt offering.

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

The Notes are secured by a first priority lien in all of the patents and other intellectual property owned by the Company and its subsidiaries, provided that until the Convertible Secured Promissory Notes in the principal sum of $1,250,000 issued January 5, 2011, in connection with the acquisition of Surgical Biologics, LLC, are paid in full, (i) the patents and other intellectual property owned by Surgical Biologics, LLC, and (ii) all accessions to, substitutions for and replacements, products and proceeds thereof, are excluded from the collateral.  The maturity of the Notes may be accelerated upon the occurrence of certain Events of Default as set forth in the Notes. The lien is at an equal rate for all note holders in payment and lien priority with the notes outstanding under the Company’s Line of Credit with Related Party Agreement dated March 31, 2011, (the “Prior Notes”), all of which are held by the Company’s Chairman & CEO.  In order to effectuate that, to conform the description of the collateral and Events of Default in the Prior Notes to the description of the collateral and Events of Default in the Notes, and to clarify certain adjustments that would be applicable in the event of a stock split, stock dividend or similar event,  the Amended and Restated Security and Intercreditor Agreement executed  by the Company’s Chairman & CEO in connection with the Notes on December 27, 2011,  superseded  the Security and Intercreditor Agreement that was originally executed in connection with the Prior Notes and, on January 3, 2012, the parties also executed an amendment to certain of the other documents executed in connection with the Prior Notes.

Under the terms of the sale of the Convertible Senior Secured Promissory notes, each lender received a warrant (the “Conversion Warrant”) to purchase that number of shares of Common Stock equal to the number of shares of Common Stock that would be issuable upon conversion of the principal of such lender’s Note, at an exercise price of $1.00 per share, provided that such Conversion Warrant shall only be exercisable for the number of shares of Common Stock that would have been issued upon conversion of any portion of the principal of the lender’s Note that is, in fact, prepaid prior to maturity of the Notes. The maximum number of shares of Common Stock issuable upon exercise of the Conversion Warrants is 5,000,000 shares. The Conversion Warrant expires on December 31, 2013. The shares of Common Stock issuable upon exercise of the Conversion Warrant do not carry registration rights.  The Conversion Warrant must be exercised for cash.

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

In conjunction with the sale of the Convertible Senior Secured Promissory notes, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  The warrants expire in five years.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 are recorded as deferred financing costs and are being amortized over the term of the Senior Notes using the effective interest method. Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.

9.	Common Stock Placements

October 2010 Private Placement

In October 2010, the Company commenced a private placement to sell common stock and warrants. From October 30, 2010, through December 31, 2010, the Company sold 2,405,000 shares of common stock at a price of $1.00 per share and received proceeds of $2,337,020 net of $67,980 in offering costs.  For the nine months ended September 30, 2011, the Company sold an additional 3,778,321 shares of Common Stock and issued an additional 1,889,161 warrants and received net cash proceeds of $3,730,587 net of $47,733 in offering costs.  Under the terms of the offering, for each share purchased, the investor received one 5-year warrant to purchase the common stock of the Company at an exercise price of $1.50 per share. The terms of the warrant, (the “Callable Warrant”) are that for every two shares of common stock purchased, the holder is issued a 5-year warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.50 per share. The Callable Warrant does not carry registration rights and is callable by the Company at any time after the issuance if the closing sale price of the Stock exceeds $1.75 for fifteen (15) or more consecutive trading days. Upon written notice, the Company may redeem the Callable Warrant at a price of $0.01 per share.  Additionally, the Company issued a First Contingent Warrant (“First Contingent Warrant”) and a Second Contingent Warrant (“Second Contingent Warrant”) to Purchase Common Stock.

The First Contingent Warrant, (the “First Contingent Warrant”) vested during the period resulting in the issuance of 1,672,742 warrants at an exercise price of $0.01 per share.

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

The Company’s Chairman and CEO invested $1,006,664 in the October 2010 Private Placement including  the investment of principal and accrued interest from the October 2010 Bridge note converted under the same terms as the Private Placement, receiving 503,332 warrants with an exercise price of $1.50, 251,666 First Contingent warrants at an exercise price of $0.01 and 251,666 Second Contingent warrants at an exercise price of $0.01 as per the aforementioned terms of the offering.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.

10.	Equity

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2012 totaled 375,000 and the maximum number of shares of common stock which can be issued under the 2006 Plan is 12,500,000 at March 31, 2012.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	10,333,583	$1.17
Granted	2,593,000	$1.25
Exercised	(172,000)	$0.99
Forfeited or cancelled/expired	(237,583)	$1.17
Outstanding at March 31, 2012	12,517,000	$1.19	7.6	$1,533,000

Vested or expected to vest at March 31, 2012	6,372,990	$1.16	5.9	$1,351,000

The intrinsic value of the options exercised during the three months ended March 31, 2012, was approximately $26,800.

Following is a summary of stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	585,000	2.6	$0.50	543,023	$0.50
$0.65 - $1.00	2,797,500	5.8	$0.78	2,615,918	$0.78
$1.04 - $1.80	8,584,500	8.9	$1.29	2,664,049	$1.42
$2.40	550,000	0.5	$2.40	550,000	$2.40
	12,517,000	7.6	$1.19	6,372,990	$1.16

A summary of the status of the Company’s unvested stock options follows:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2012	4,333,086	$0.72
Granted	2,593,000	$0.67
Cancelled/expired	(237,583)	$0.65
Vested	(544,493)	$0.78
Unvested at March 31, 2012	6,144,010	$0.70

Total unrecognized compensation expense related to granted stock options at March 31, 2012, was approximately $4,448,000 and will be charged to expense through July 2015.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three months ended March 31,
	2012	2011
Expected volatility	58.3%	57.6 - 57.8%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.88%	1.96% - 2.14%

The weighted-average grant date fair value for options granted during the three months ended March 31, 2012 was approximately $0.67.

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

Following is a summary of warrants outstanding at March 31, 2012:

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per Contingent Warrant
Warrants outstanding at January 1, 2012	9,388,817	$1.00	5,245,484	$0.01
Issued in connection with private placement of common stock	1,672,743	$0.01	(1,672,743)	$0.01
Issued in connection with line of credit with related party	325,000	$0.01	(325,000)	$0.01
Warrants exercised	(3,494,993)	$0.09	—	—
Warrants outstanding at March 31, 2012	7,891,567	$1.15	3,247,741	$0.01

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of March 31, 2012 and December 31, 2011.

11.	Income taxes

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

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with some key employees acquired with Surgical Biologics.  In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended March 31,
2013	$848,000
2014	231,000
Thereafter	93,000
$1,172,000

13.	Subsequent Events

On April 30, 2012, the Company issued 2,632,576 shares of common stock valued at approximately $3,185,000 for earn-out consideration related to the acquisition of Surgical Biologics.  The consideration paid in the Company’s common stock was based on a formula determined by sales and certain expenses for the year ended December 31, 2011.  For further discussion of the contingent consideration, see Note 4 – Acquisition of Surgical Biologics.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MiMedx Group, Inc. ("MiMedx Group") is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.

"Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include the device technologies HydroFix® and CollaFix™, and our tissue technologies, AmnioFix® and EpiFix®. Our tissue technologies, processed from the human amniotic membrane, utilize our proprietary Purion® process that was developed by our wholly-owned subsidiary, Surgical Biologics, to produce a safe, effective and minimally manipulated implant.

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

The Company received the CE Mark for CollaFix® Surgical Mesh CD during the first quarter of 2012.  CollaFix® Surgical Mesh CD is intended for use in general surgical procedures for reinforcement of soft tissue where weakness exists.  This is the first product in the CollaFix® technology platform to receive the CE mark.

Results of Operations comparison for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenue

Total revenue increased approximately $2,663,000 to $3,706,000 for the three months ended March 31, 2012, as compared to $1,043,000 for the three months ended March 31, 2011.  The increase in revenue as compared to the prior year is due primarily to sales of our amniotic membrane tissue.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, and Orthopedics markets.

Tissue Processing Costs and Cost of Products Sold

Cost of products as a percentage of revenue improved to 25.9% from 68.1% as compared to prior year.  The improvement was due primarily to the increase in revenue.  Beginning in 2012, the company decided to allocate both depreciation expense and stock compensation to each functional area. These expenses were reclassified in the prior year to maintain comparability. The amount of depreciation expense was approximately $35,000 and $27,000, and the amount of share-based compensation was $24,000 and $25,000 for the three months ended March 31, 2012 and 2011, respectively.

Personnel costs represent approximately $468,000 or 48.8% of total manufacturing, quality assurance and regulatory spending for the three months ended March 31, 2012.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $555,000 or 57.7% to $407,000 during the three months ended March 31, 2012, compared to approximately $962,000 in the prior year.  The decrease is primarily related to the closure of our Tampa research facility in mid-2011, along with decreased spending on animal studies for our CollaFix™ and HydroFix® products.  Approximately $136,000, or 33.4%, of R&D expenses for the three months ended March 31, 2012 were attributable to personnel costs, compared to approximately $357,500 or 37.2% for the three months ended March 31, 2011.  Development and testing costs were approximately $39,000 and $224,000 for the three months ended March 31, 2012 and 2011, respectively.  This decrease of approximately $185,000 is a result of lower costs in animal studies related to our CollaFix™ and HydroFix® products.  Additionally, as described above in Cost of Products Sold, beginning in 2012, we decided to allocate both depreciation expense and share-based compensation expense to other functional areas, and have reclassified prior year amounts to maintain comparability.  During the three months ended March 31, 2012 and 2011, we recorded approximately $31,000 and $28,000 for depreciation expense and approximately $72,000 and $86,000 for share-based compensation expense, respectively, to research and development during the most recent quarter.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  During the quarter, the Company filed 3 international patent applications for the amniotic tissue technology and 1 international patent application for the collagen technology.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2012, increased approximately $344,000 to $2,971,000 compared to $2,627,000 for the three months ended March 31, 2011.  Selling expense increases were driven by costs associated with our regional account management organization as we continue to build our distribution network for our amniotic tissue platform as well as increased commissions due to higher revenue. Increased spending on support costs related to medical reimbursement including our 24-hour reimbursement hotline and scientific and clinical studies in support of both reimbursement and ongoing marketing activities were somewhat offset by reduced expense in legal and professional expenses incurred in 2011 related to the acquisition of Surgical Biologics and the aforementioned allocation of depreciation and share-based compensation expense to other functional areas. General and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs represent approximately $1,042,000 or 35.1% of total Selling, General and Administrative expenses in the first quarter of 2012.

Historically, the Company has reported depreciation and share-based compensation expense as part of selling, general and administrative expense. The Company decided to report these expenses in each functional area in order to more accurately present all of the costs attributable to each functional area. During the three months ended March 31, 2012 and 2011, we recorded a total of approximately $110,000 and $116,000 in depreciation expense allocated to each functional area per the table below.  The overall $6,000 decrease in depreciation was attributable to the retirement of leasehold improvements for the Marietta facility when the lease was terminated in August 2011.  We depreciate our assets on a straight-line basis, principally over five to seven years.

The following table shows the allocation of depreciation for the three months ended March 31, 2012 and 2011, to operating departments:

	Three Months Ended March 31,
	2012	2011
Cost of products sold	35,000	27,000
Research and development	31,000	28,000
Selling, General and administrative	44,000	61,000
	110,000	116,000

Share-based compensation for the three months ended March 31, 2012 and 2011, was approximately $501,000 and   $488,000, respectively, an increase of approximately $13,000 or 3%.  Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives was the primary reason for the increase in expense.  The following table shows the allocation of share-based compensation for the three months ended March 31, 2012 and 2011, to operating departments:

	Three Months Ended March 31,
	2012	2011
Cost of products sold	24,000	25,000
Research and development	72,000	86,000
Selling, General and administrative	405,000	377,000
	501,000	488,000

We recorded approximately $334,000 in amortization expense related to intangible assets in each of the three months ending March 31, 2012 and 2011.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense

We recorded other expense of approximately $462,000 during the three months ended March 31, 2012, compared with approximately $91,000 of other expense during the three months ended March 31, 2011.  The increase of approximately $371,000 is primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for each of the three months ended March 31, 2012 and 2012:

	Three Months Ended March 31,
	2012				2011
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible Line of Credit with Related Party	$11,000	$16,000	$—	$27,000	$—	$—	$—	$—
Convertible Debt related to acquisition	80,000	11,000	—	91,000	73,000	12,000	—	85,000
Convertible Senior Secured Promissory Notes	214,000	123,000	—	337,000	—	—	—	—
Deferred financing related to Senior Secured Promissory Notes	5,000	—	—	5,000	—	—	—	—
Other	—	—	2,000	2,000	—	—	6,000	6,000
	$310,000	$150,000	$2,000	$462,000	$73,000	$12,000	$6,000	$91,000

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of March 31, 2012:

	Payments due by period
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior secured promissory notes	$5,000,000	—	$5,000,000	—	—
Convertible debt, line of credit with related party	1,300,000	1,300,000	—	—	—
Convertible debt, note related to acquisition of SB	1,000,000	1,000,000	—	—	—
Employment agreements	294,000	294,000	—	—	—
Operating lease obligations	783,000	459,000	324,000	—	—
Royalty payments	95,000	95,000	—	—	—
	$8,472,000	$3,148,000	$5,324,000	—	—

Liquidity and Capital Resources

Revenue continue to increase quarter over quarter while management maintains tight controls over spending.  As of March 31, 2012, the Company had approximately $3,021,000 of cash and cash equivalents.  The Company reported total current assets of approximately $7,048,000 as compared to $6,882,000 as of December 31, 2011 and total current liabilities payable in cash of approximately $3,611,000, after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012, as compared to approximately $4,732,000 in current liabilities net of the earn-out liability as of December 31, 2011.   Additionally, the current liabilities include a Convertible line of credit of approximately $809,000 which is due to be paid in December 2012 but can be extended for an additional 12 months with a one-time payment of 5% of the principal balance due or $65,000 in December 2012. Therefore the current liabilities after adjustment for the earnout and the convertible line of credit are approximately $2,802,000 which results in a current ratio of 2.52. The Company believes that its anticipated cash from operations and existing cash and cash equivalents, and the line of credit will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Discussion of cash flows

Net cash used in operations during the three months ended March 31, 2012, decreased approximately $502,000 to $1,288,000 compared to $1,790,000 used in operating activities for the three month period ended March 31, 2011, primarily attributable to our increased sales activity, improved gross margins and reduced spending in research and development.

Net cash used in investing activities during the three months ended March 31, 2012, decreased approximately $381,000 to $47,000 compared to $428,000 used in investing activities for the three month period ended March 31, 2011.  The decrease was due to a reduction in purchased equipment.

Net cash flows from financing activities during the three months ended March 31, 2012 decreased approximately $1,654,000 to $244,000 compared to $1,898,000 during the three months ended March 31, 2011.  Cash flows from financing activities during the current quarter include approximately $323,000 related to the exercise of warrants, $171,000 from the exercise of stock options, and $250,000 in payments related to the acquisition of Surgical Biologics.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational cash burn (see the table below).  The Adjusted EBITDA for the quarter was approximately $314,000 which is an improvement of approximately $2,632,000 as compared to the prior year quarter.  This improvement was the result of increased revenue, improved gross margins and reduced spending in research and development.

We use various numerical measures in conference calls, investor meetings and other forums which are or may be considered “Non-GAAP financial measures” under Regulation G.  We have provided below for your reference, supplemental financial disclosure for these measures, including the most directly comparable GAAP measure and an associated reconciliation.  The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation:

	Three Months Ended March 31,
	2012	2011
Net Loss (Per GAAP)	$(1,093,652)	$(3,347,562)

Add back:
Income Taxes	-	-

Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	80,353	72,918

Financing expense associated with beneficial conversion of Line of Credit with Related Party	11,423	-

Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	213,954	-

Other interest expense, net	156,557	18,298

Depreciation Expense	110,388	116,180
Amortization Expense	333,977	333,978
Employee Share Based Compensation	400,049	380,373
Other Share Based Compensation	100,936	107,560

Earnings/(Loss) Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$313,985	$(2,318,255)

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2011.  During the first three months of fiscal 2012, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 2.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from the disclosures presented in the Company’s Form 10-K for the year ended December 31, 2011.  For an in-depth discussion of the Company’s market risks, see Item 7A  - “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011, except for the following:

Market Concentrations and Credit Risk

Distribution – The Company’s principal concentration of risk is related to its limited distribution channels.  Three customers accounted for approximately 46% of revenue for the three months ended March 31, 2012, including one customer who represented 19%, a second customer who represented 16%, and another customer who represented 11% of total revenue.

The Company’s accounts receivable are derived from customers primarily located in the United States of America.  Two customers accounted for 31% of the total accounts receivable as of March 31, 2012.  One customer represented approximately 21% of total receivables, and a second customer represented approximately 10% of total receivables as of the end of the most recent quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, the Company issued 167,086 shares of Common Stock valued at $184,653 for accrued Director’s fees, and issued 136,246 shares of Common Stock for cashless exercises of warrants.  Additionally, the Company issued 3,357,369 shares of Common Stock and received cash proceeds of approximately $322,673 for the exercise of warrants during the most recent quarter.

The Company relied on Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act, as amended, to issue the securities described above because they were offered to accredited investors and a limited number of unaccredited investors who purchased for investment in transactions that did not involve a general solicitation.

Form 10-K for the twelve months ended December 31, 2011 filed March 30, 2012, provides information related to unregistered sales of equity securities during the twelve months ended December 31, 2011.

We did not repurchase any shares during the three months ended March 31, 2012, and currently have no share repurchase plans or programs.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Reference	Description

10.14	*	MiMedx Group, Inc. 2012 Management Incentive Plan dated February 23, 2012 (1)

31.1	#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
*     Indicates a management contract or compensatory plan or arrangement
(1)    Incorporated herein by reference to the Company’s Form 8-K dated as of February 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2012
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer