Form 10-K/A
period 2011-12-31
MIMEDX GROUP, INC.
filed 2012-06-21
CIK 1376339

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

There were 78,089,896 shares of Common Stock outstanding as of April 15, 2012.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

MiMedx Group, Inc (the “Registrant”). is filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2011, solely to correct certain footnote disclosures regarding security ownership of management in Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

This Amendment No. 2 is limited in scope to Item 12 of Part III, and does not amend, update or change any other items or disclosures contained in the 2011 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2011 Form 10-K.

As used herein, the terms “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

As required by Rule 12b-15 of the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A.

The Registrant makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission.

PART III

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

Name and address of beneficial owner	Number of Shares (1)	Percentage Ownership (1)
Parker H. “Pete” Petit (2)	12,529,420	14.87%

Steve Gorlin (3)	2,210,445	2.62%

Charles E. Koob (4)	1,564,653	1.86%

William C. Taylor (5)	965,895	1.15%

Bruce L. Hack (6)	696,768	*

Kurt M. Eichler (7)	723,406	*

Roberta McCaw (8)	338,299	*

Andrew K. Rooke, Jr. (9)	215,166	*

Larry W. Papasan (10)	183,668	*

Michael J. Senken (11)	236,668	*

J. Terry Dewberry (12)	54,166	*

Joseph Bleser (13)	97,085	*

Total Directors and Executive Officers (12 persons)(15)	19,815,639	23.52%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On March 31, 2012, there were 78,089,596 shares of common stock issued and outstanding, net of 50,000 shares of common stock held in treasury.
(2)	Includes (i) 5,201,088 shares held by Mr. Petit; (ii)1,050,000 shares of common stock issuable upon the exercise of vested options; (iii) 3,264,999 shares that are subject to currently exercisable warrants; (iv) 975,000 shares of common stock and currently exercisable warrants to purchase 325,000 shares of common stock held by each of Cox Road Partners, LLLP, Cox Road Partners II, LLLP, and Petit Investments II, LLLP, limited liability limited partnerships over which Mr. Petit possesses sole voting and investment control and for which Mr. Petit serves as General Partner; (v) 150,000 shares of common stock and held by the Parker H. Petit Grantor Trust over which Mr. Petit serves as the trustee; and (vi) 150,000 shares of common stock held by Petit Investments, LP, a limited partnership where Mr. Petit serves as General Partner and Limited Partner and possesses shared voting and investment control.
(3)	Includes (i) 1,685,657 shares held in a trust for the benefit of Mr. Gorlin; (ii) 434,788 shares held by Mr. Gorlin’s wife; and (iii) 90,000 shares that are subject to currently exercisable stock options. 1,000,000 of the shares held in the trust are pledged as security.
(4)	Includes (i) 615,000 shares held jointly by Mr. Koob and his wife; (ii) 764,410 shares held individually by Mr. Koob; (iii) 110,000 shares that are subject to currently exercisable stock options; and (iv) 75,243 shares that may be acquired upon the exercise of warrants held individually by Mr. Koob.
(5)	Includes (i) 62,550 shares owned by Mr. Taylor and (ii) 903,345 shares that are subject to currently exercisable stock options.
(6)	Includes (i) 450,935 shares owned by Mr. Hack; (ii) 208,333 shares that are subject to currently exercisable warrants; and (iii) 37,500 shares that are subject to currently exercisable stock options.
(7)	Includes (i) 638,159 shares owned by Mr. Eichler (ii) 10,000 shares that are subject to currently exercisable stock options and (iii) 75,247 shares that may be acquired upon the exercise of warrants.
(8)	Includes (i) 205,174 shares owned by Ms. McCaw and (ii) 133,125 shares that are subject to currently exercisable stock options.
(9)	Includes (i) 155,166 shares owned by Mr. Rooke; and (ii) 60,000 shares that are subject to currently exercisable stock options.
(10)	Includes (i) 61,168 shares owned by Mr. Papasan; (ii) 62,500 shares held in a trust for the benefit of Mr. Papasan; (iii) 60,000 shares that are subject to currently exercisable stock options.
(11)	Includes 531,666 shares that are subject to currently exercisable stock options.
(12)	Includes (i) 16,166 shares owned by Mr. Dewberry; and (ii) 37,500 shares that are subject to currently exercisable stock options.
(13)	Includes (i) 59,585 shares owned by Mr. Bleser; and (ii) 37,500 shares that are subject to currently exercisable stock options.
(14)	Includes (i) shares controlled or held for the benefit of the executive officers and directors; (ii) 3,390,902 shares that are subject to stock options that are currently exercisable or exercisable within 60 days; and (iii) 3,623,821 shares that are subject to currently exercisable warrants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

Exhibit Number	Description

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002

Notes

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 21, 2012	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken Chief Financial Officer