Form 10-Q
period 2012-06-30
MIMEDX GROUP, INC.
filed 2012-08-14
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes ☐ No ☒

As of July 31, 2012, there were 83,063,139 shares outstanding of the registrant’s common stock.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related to, but not limited to, overall industry environment, delay in the introduction of products, regulatory delays, negative clinical results, and our financial condition.   These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, as amended, as well as other reports that we file with the SEC.

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

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$2,654,694	$4,112,326
Accounts receivable, net	3,946,333	1,891,919
Inventory, net	961,939	712,602
Prepaid expenses and other current assets	292,223	164,664

Total current assets	7,855,189	6,881,511

Property and equipment, net of accumulated depreciation of $2,045,964 and $1,814,473, respectively	948,720	869,411
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization of $4,136,469 and $3,468,515, respectively	14,422,531	15,090,485
Deposits and other long term assets	204,803	214,342

Total assets	$27,471,686	$27,096,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,902,349	$2,300,638
Other current liabilities	69,981	6,620
Convertible line of credit with related party, net of unamortized discount of $398,899 and $46,746, respectively, plus accrued interest of $75,137 and $42,726, respectively	976,238	1,295,980
Convertible debt related to acquisition, net of unamortized discount of $3,821 and $170,509, respectively, plus accrued interest of $69,808 and $49,315, respectively	1,065,987	1,128,806
Current portion of earn-out liability payable In MiMedx common stock	4,225,280	3,185,223
Total current liabilities	8,239,835	7,917,267

Earn-out liability payable in MiMedx common stock, net of current portion	-	4,225,280
Convertible Senior Secured Promissory Notes, net of unamortized discount of $1,818,446 and $2,263,145, respectively, plus accrued interest of $61,933 and $7,732, respectively	3,243,487	2,744,587
Other liabilities	320,055	312,493
Total liabilities	11,803,377	15,199,627

Commitments and contingencies (Note 12)	-	-

Stockholders' equity:

Preferred stock; $.001 par value; 5,000,000shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 110,000,000 shares authorized; 81,052,359 issued and 81,002,359 outstanding for 2012 and 74,306,895 issued and 74,256,895 outstanding for 2011	81,052	74,307
Additional paid-in capital	79,471,324	73,868,604
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(63,859,067)	(62,021,346)

Total stockholders' equity	15,668,309	11,896,565

Total liabilities and stockholders' equity	$27,471,686	$27,096,192

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

REVENUES:
Net sales	$4,884,256	$1,929,399	$8,590,064	$2,972,886

OPERATING COSTS AND EXPENSES:
Cost of products sold	1,114,926	844,941	2,073,781	1,555,058
Research and development expenses	503,086	791,952	910,158	1,754,176
Selling, general and administrative expenses	3,383,760	2,708,941	6,355,006	5,336,435

LOSS FROM OPERATIONS	(117,516)	(2,416,435)	(748,881)	(5,672,783)

OTHER INCOME (EXPENSE), net
Financing expense associated with the debt discount recognized in connection with the senior secured promissory notes	(472,749)	(60,599)	(783,226)	(133,517)
Interest expense, net	(153,804)	(26,471)	(305,614)	(44,767)

LOSS BEFORE INCOME TAXES	(744,069)	(2,503,505)	(1,837,721)	(5,851,067)
Income taxes	-	-	-	-

NET LOSS	$(744,069)	$(2,503,505)	$(1,837,721)	$(5,851,067)

Net loss per common share
Basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Shares used in computing net loss per common share
Basic and diluted	79,952,542	71,819,017	77,416,073	71,098,976

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Convertible
	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2011	-	$-	74,306,895	$74,307	$73,868,604	$(25,000)	$(62,021,346)	$11,896,565

Employee share-based compensation expense	-	-	-	-	878,491	-	-	878,491

Other share-based compensation expense	-	-	-	-	207,709	-	-	207,709

Exercise of stock options	-	-	324,750	325	314,970	-	-	315,295

Exercise of warrants	-	-	3,453,869	3,453	320,185	-	-	323,638

Cashless exercise of warrants	-	-	167,183	167	(167)	-	-	-

Common stock issued for accrued Director fees	-	-	167,086	167	184,486	-	-	184,653

Common stock issued for Earn-out liability	-	-	2,632,576	2,633	3,182,590	-	-	3,185,223

Discount on benefical conversion feature recognized on line of credit with related party	-	-	-	-	514,456	-	-	514,456

Net loss for the peiod	-	-	-	-	-	-	(1,837,721)	(1,837,721)

Balances, June 30, 2012	-	$-	81,052,359	$81,052	$79,471,324	$(25,000)	$(63,859,067)	$15,668,309

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,837,721)	$(5,851,067)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	231,491	231,862
Amortization of intangible assets	667,954	667,954
Amortization of debt discount and deferred financing costs	783,226	133,517
Employee share-based compensation expense	878,491	809,469
Other share-based compensation expense	207,709	222,208
Increase (decrease) in cash resulting from changes in (net of effects of acquisition):
Accounts receivable	(2,054,414)	(559,044)
Inventory	(249,337)	(103,257)
Prepaid expenses and other current assets	(127,559)	(140,508)
Accounts payable and accrued expenses	(338,636)	574,521
Accrued interest	232,107	37,698
Other liabilities	7,878	57,127
Net cash flows from operating activities	(1,598,811)	(3,919,520)

Cash flows from investing activities:
Purchases of equipment	(238,498)	(143,427)
Cash paid for acquisition, net of cash aquired of $33,583	-	(466,417)
Net cash flows from investing activities	(238,498)	(609,844)

Cash flows from financing activities:
Proceeds from exercise of warrants	323,638	-
Proceeds from exercise of stock options	315,295	3
Repayment of Convertible Debt related to acquisition	(250,000)	-
Repayment of Equipment Lease	(9,256)	-
Proceeds from Line of Credit with related party	-	1,300,000
Repayment of Line of Credit	-	(99,000)
Repayment of Note Payable	-	(30,932)
Proceeds from sale of common stock and warrants and common stock with registration rights, net	-	3,632,721
Net cash flows from financing activities	379,677	4,802,792

Net change in cash	(1,457,632)	273,428

Cash, beginning of period	4,112,326	1,340,922

Cash, end of period	$2,654,694	$1,614,350

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,435	$2,833
Cash paid for income taxes	$-	$-

See notes to condensed consolidated financial statements.

Supplemental disclosure of non-cash financing and investing activities:

During the six months ended June 30, 2012:
*	the Company issued 167,086 shares of stock valued at $184,653 for accrued Director's fees

*	the Company issued 167,183 shares of stock for cashless exercise of warrants

*	the Company recognized $9,537 in deferred financing costs related to placement agent warrants issued in conjunction with the convertible Senior Promissory Notes

*	the Company recognized a beneficial conversion feature valued at $514,456 related to the vested contingent warrants on the line of credit with related party

*	the Company issued 2,632,576 shares of stock valued at $3,185,223 for payment of the 2011 Earn-out liability related to its acquisition of Surgical Biologics

*	the Company acquired equipment under a captial lease in the amount of $72,302

During the six months ended June 30, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing 406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with its acquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $437,500 related to the convertible debt of $1,250,000 issued with regard to its acquisition of Surgical Biologics

*	the Company recognized a beneficial conversion feature valued at $80,000 related to the convertible Line of Credit with a related party

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and six months ended June 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012, as amended by Amendment No. 1 filed on April 27, 2012, and by Amendment No. 2 filed on June 21, 2012.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay.  The Company has $53,000 and $20,000 in the allowance for doubtful accounts as of June 30, 2012 and December 31, 2011, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the six months ended June 30, 2012 was $51,000, and there were approximately $18,000 of write-offs during the same period.

Inventories

Inventories are valued at the lower of actual cost or market, using the first-in, first-out (“FIFO”) method.  Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing.  Idle facility expense, excessive spoilage, extra freight, and handling costs are expensed, as necessary, in cost of products sold and are not capitalized into inventories.  Allocation of fixed production overheads is based on the normal capacity of production facilities.

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

Revenue Recognition

The Company sells its products primarily through a combination of independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $107,000 and $94,000 for net sales returns provisions for the three months ended June 30, 2012 and 2011, respectively, and there were approximately $26,000 and $9,000 of charges against the provision during the three months ended June 30, 2012 and 2011, respectively.  The Company recorded approximately $146,000 and $137,000 for net sales returns provisions for the six months ended June 30, 2012 and 2011, respectively, and there were approximately $26,000 and $102,000 of charges against the provision during the six months ended June 30, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our short term and long term convertible debt approximates $5,286,000 which represents the face value less the unamortized discount of any beneficial conversion feature plus accrued but unpaid interest at June 30, 2012.  The fair value of warrants issued in conjunction with placement fees was approximately $11,000 which represents the face value less the unamortized discount of any beneficial conversion feature at June 30, 2012.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(744,069)	$(2,503,505)	$(1,837,721)	$(5,851,067)
Denominator for basic earnings per share - weighted average shares	79,952,542	71,819,017	77,416,073	71,098,976
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	79,952,542	71,819,017	77,416,073	71,098,976

Loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.08)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	June 30, 2012	June 30, 2011
Outstanding Stock Options	12,794,250	10,434,667
Outstanding Warrants	7,763,817	8,023,917
Convertible Debt, promissory notes	5,186,933	—
Convertible Line of Credit with Related Party	1,375,137	1,300,000
Convertible Debt, Acquisition	1,069,808	1,250,000
	28,189,945	21,008,584

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

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for MiMedx at the beginning of its 2012 fiscal year.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required.  Annual impairment tests are performed by the Company in the fourth quarter of each year.  The adoption of this updated authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Intangibles – Goodwill and Other

In July 2012, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, which will be the Company’s fiscal year 2013, with early adoption permitted.  The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

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

As of June 30, 2012, the Company had approximately $2,655,000 of cash and cash equivalents.  The Company reported total current assets of approximately $7,855,000 and current liabilities payable in cash of approximately $4,015,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2013.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

4.	Acquisition of Surgical Biologics, LLC

On December 21, 2010, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia.  This transaction closed on January 5, 2011 and as a result we acquired all of the outstanding shares of Surgical Biologics in exchange for $500,000 cash, a total of $1,250,000 in 4% Convertible Secured Promissory Notes, and $7,087,500 in stock, represented by 5,250,000 shares of our common stock (525,000 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the Merger Agreement).  Contingent consideration may be payable in a formula determined by sales and certain expenses for the years 2011 and 2012.  The contingent consideration was initially valued at $7,404,700 and is shown in the schedule below as fair value of earn-out.  We completed the acquisition of Surgical Biologics in an effort to extend our biomaterials product lines.  As of December 31, 2011, the Company evaluated the contingent liability based on operating results for the year, and adjusted the earn-out liability to $7,410,503.  On April 30, 2012, the Company issued 2,632,576 shares of its Common Stock valued at $3,185,223 in payment of the 2011 earn-out.  No additional adjustment was required as of June 30, 2012.

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
$385

The combination was accounted for as a purchase business combination as defined by ASC Topic 805 – Business Combinations.  The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by us.

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

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.  Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction.  Goodwill is tested for impairment as defined by ASC Topic 350 – Intangibles – Goodwill and Other.

5.	Inventories

Inventories consisted of the following items as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$186,707	$95,288
Work in process	492,017	308,763
Finished goods	338,070	361,007
	$1,016,794	$765,058
Reserve for obsolescence	(54,855)	(52,456)
Inventory, net	$961,939	$712,602

6.	Property and equipment

Property and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Leasehold improvements	$978,550	$925,086
Lab and clean room equipment (a)	1,660,399	1,463,144
Furniture and office equipment (a)	355,735	295,654
	2,994,684	2,683,884
Less accumulated depreciation	(2,045,964)	(1,814,473)
	$948,720	$869,411

(a)	The table above includes reclassifications of production equipment previously included in the furniture and office equipment category.

7.	Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		June 30, 2012			December 31, 2011
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(537,833)	$458,167	$996,000	$(488,033)	$507,967
License - SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(1,461,581)	937,419	2,399,000	(1,313,573)	1,085,427
License - Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(1,135,091)	1,531,909	2,667,000	(998,932)	1,668,068
Customer Relationships (d)	14 years	3,520,000	(377,143)	3,142,857	3,520,000	(251,429)	3,268,571
Supplier Relationships (d)	14 years	241,000	(25,821)	215,179	241,000	(17,215)	223,785
Patents & Know-How (d)	14 years	5,530,000	(592,500)	4,937,500	5,530,000	(395,000)	5,135,000
Licenses/Permits (d)	3 years	13,000	(6,500)	6,500	13,000	(4,333)	8,667
		15,366,000	(4,136,469)	11,229,531	15,366,000	(3,468,515)	11,897,485
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	1,008,000	—	1,008,000
In-process Research & Development-Liquid (d)	indefinite	2,160,000	—	2,160,000	2,160,000	—	2,160,000
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	25,000	—	25,000
		$18,559,000	$(4,136,469)	$14,422,531	$18,559,000	$(3,468,515)	$15,090,485

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  At June 30, 2012 and 2011, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Estimated future amortization expense related to the June 30, 2012 net carrying amount of $11,229,531 for intangible assets subject to amortization is as follows:

Year ending December 31,	Estimated Amortization Expense
2012 (a)	$667,955
2013	1,335,909
2014	1,331,575
2015	1,225,337
2016	1,024,843
Thereafter	5,643,912
$11,229,531

(a)	Estimated amortization expense for the year ending December 31, 2012 includes only amortization to be recorded after June 30, 2012.

8.	Debt

The following disclosures reflect a summary of our outstanding convertible securities, as well as activity related to financing transactions.  The table below summarizes the Company’s financing, and further details regarding each transaction are provided following the table:

	Convertible Line of Credit with Related Party		Convertible Senior Secured Promissory Note		Total
Face Value of Note		$1,300,000		$5,000,000	$6,300,000
Due date	(a)	12/31/2012	(b)	12/31/2013
Annual Interest rate		5%		5%

Contingent warrants issued at inception (c):
First Contingent Warrants	(d)	325,000	(e)	1,250,000	1,575,000
Second Contingent Warrants	(f)	325,000	(f)	1,250,000	1,575,000
Total Contingent Warrants		650,000		2,500,000	3,150,000

Vested Warrants as of June 30, 2012:
First Contingent Warrants	(d)	(325,000)	(e)	(1,250,000)	(1,575,000)
Second Contingent Warrants		—		—	—

Contingent Warrants Outstanding as of June 30, 2012 (g)
First Contingent Warrants		—		—	—
Second Contingent Warrants		325,000		1,250,000	1,575,000
Total Contingent Warrants Outstanding as of June 30, 2012		$325,000		$1,250,000	$1,575,000
Weighted average exercise price of warrants		$0.01		$0.01

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

(d)
The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “First Measurement Date”) the closing trading price of the Stock is at least $1.50 per share for ten or more consecutive trading days.  As of March 31, 2012, the First Contingent Warrants vested due to the Company’s Gross Revenue not exceeding $11,500,000 for the year ended December 31, 2011, and due to the closing trading price of the stock not equaling or exceeding $1.50 per share for ten or more consecutive trading days.

(e)
The First Contingent Warrant, (the “First Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the First Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2011, do not equal or exceed $11,500,000.  As of December 31, 2011, the First Contingent warrants vested due to the Company’s Gross Revenue not exceeding $11,500,000 for the year ended December 31, 2011.

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

The Lender agreed to issue a Revolving Secured Line of Credit Agreement (“Credit Agreement”) to the Company of $1,300,000, after reductions for funds raised through other financing activities, to fund its working capital needs.  The first borrowing in the amount of $800,000 was on March 31, 2011, resulting in the issuance of 400,000 contingent warrants to purchase shares of common stock at an exercise price of $0.01 per warrant.  Additional borrowings in the amount of $500,000 were drawn during the three months ended June 30, 2011, resulting in the issuance of 250,000 contingent warrants at an exercise price of $0.01 per warrant.

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

In total, the principal of the Notes is convertible into up to 5,000,000 shares of common stock of the Company (“Common Stock”) at $1.00 per share at any time upon the election of the holder of the note. The Notes mature on December 31, 2013, and bear interest at 5% per annum on the outstanding principal amount payable in cash on a quarterly basis, with all unpaid interest being due and payable on maturity.  Unless the Company has repaid the applicable lender’s Notes in full prior to December 31, 2012, the Company must pay to each lender an additional interest payment in the amount of five percent (5%) of the aggregate outstanding principal amount of such lender’s Notes as of December 31, 2012.  The additional interest is being accrued on a monthly basis.  At the election of the holder, unpaid interest is convertible into shares of Common Stock at $1.00 per share.  Common Stock issued upon conversion of the Notes is available to be sold following satisfaction of the applicable conditions set forth in Rule 144.

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

The First Contingent Warrant, (the “First Contingent Warrant”) vested during the three months ended March 31, 2012, resulting in the issuance of 1,672,742 warrants at an exercise price of $0.01 per share.

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

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at June 30, 2012 totaled 375,000.  On May 10, 2012, the Board of Directors approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 16,500,000 at June 30, 2012.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	10,333,583	$1.17
Granted	2,948,000	$1.26
Exercised	(324,750)	$0.98
Forfeited or cancelled/expired	(162,583)	$1.11
Outstanding at June 30, 2012	12,794,250	$1.20	7.3	$11,728,020

Vested or expected to vest at June 30, 2012	7,106,810	$1.17	5.9	$6,763,936

The intrinsic value of the options exercised during the three months ended June 30, 2012, was approximately $83,000.

Following is a summary of stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	566,250	2.4	$0.50	554,223	$0.50
$0.65 - $1.00	2,717,500	5.6	$0.78	2,624,179	$0.78
$1.04 - $1.80	8,960,500	8.7	$1.29	3,378,408	$1.39
$2.40	550,000	0.2	$2.40	550,000	$2.40
	12,794,250	7.3	$1.20	7,106,810	$1.17

A summary of the status of the Company’s unvested stock options follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2012	4,333,086	$0.72
Granted	2,948,000	$0.67
Cancelled/expired	(162,583)	$0.68
Vested	(1,431,063)	$0.74
Unvested at June 30, 2012	5,687,440	$0.69

Total unrecognized compensation expense related to granted stock options at June 30, 2012, was approximately $4,120,000 and will be charged to expense through July 2015.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six months ended June 30,
	2012	2011
Expected volatility	58.31 - 59.04%	57.3 - 57.6%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.22%	1.48% - 2.24%

The weighted-average grant date fair value for options granted during the six months ended June 30, 2012 was approximately $0.67.

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

Following is a summary of warrants outstanding at June 30, 2012:

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per Contingent Warrant
Warrants outstanding at January 1, 2012	9,388,817	$1.00	5,245,484	$0.01
Issued in connection with private placement of common stock	1,672,743	$0.01	(1,672,743)	$0.01
Issued in connection with line of credit with related party	325,000	$0.01	(325,000)	$0.01
Warrants exercised	(3,621,052)	$0.09	—	—
Warrants redeemed for cashless exercises	(1,691)	$0.09	—	—
Warrants outstanding at June 30, 2012	7,763,817	$1.17	3,247,741	$0.01

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of June 30, 2012 and December 31, 2011.

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

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with some key employees acquired with Surgical Biologics.  In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended June 30,
2013	$730,000
2014	212,000
Thereafter	102,000
$1,044,000

13.	Subsequent Events

On July 5, 2012, the Company paid approximately $177,000 and issued 437,877 shares of common stock valued at approximately $893,000 for the Convertible Secured Promissory Notes related to the acquisition of Surgical Biologics.

As of the close of the stock market on July 3, 2012, the closing trading price of MiMedx common stock had traded at or above $1.75 for a total of ten (10) consecutive trading days, which rendered null and void all Second Contingent Warrants issued by the Company.

In July 2012, the Company decided to exercise its right to call approximately 3,345,000 warrants issued to investors in conjunction with the October 2010 Private Placement.  As a result of calling the warrants, the Company raised approximately $4,900,000 and issued 3,288,733 shares of MiMedx common stock as of August 3, 2012. The balance of 56,750 warrants were repurchased at $.01 per share.

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

Surgical Biologics has developed a specialized method for the processing of amniotic membrane. This patent pending process, named Purion®, consists of unique methods which maximize yield, while minimizing manufacturing costs.  The Purion® process was engineered to create an implant that is optimized for ease of use while providing the patient with the maximum assurance of safety.  Surgical Biologics currently has nine patents pending that have been filed with the United States Patent Office and five patents pending that have been filed internationally. The patent filings consist of the intellectual property used to process tissues and/or apply the tissues in a unique manner in surgery.

The Company received the CE Mark for CollaFix® Surgical Mesh CD during the first quarter of 2012.  CollaFix® Surgical Mesh CD is intended for use in general surgical procedures for reinforcement of soft tissue where weakness exists.  This is the first product in the CollaFix® technology platform to receive the CE mark.

Results of Operations comparison for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenue

Total revenue increased approximately $2,955,000 to $4,884,000 for the three months ended June 30, 2012, as compared to $1,929,000 for the three months ended June 30, 2011.  The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, and Orthopedics markets for these products.

Tissue Processing Costs and Cost of Products Sold

Cost of products as a percentage of revenue improved to 22.8% from 43.8% as compared to prior year.  The improvement was due primarily to the increase in revenue.  Beginning in 2012, the Company decided to allocate both depreciation expense and share-based compensation to each functional area. These expenses were reclassified in the prior year to maintain comparability. The amount of depreciation expense in cost of products sold was approximately $38,000 and $26,000, and the amount of share-based compensation in cost of products sold was $29,000 and $30,000 for the three months ended June 30, 2012 and 2011, respectively.

Personnel costs represent approximately $542,000 or 48.6% of total manufacturing, quality assurance and regulatory spending for the three months ended June 30, 2012.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $289,000 or 36.5% to $503,000 during the three months ended June 30, 2012, compared to approximately $792,000 in the prior year.  The decrease is primarily related to the closure of our Tampa research facility in mid-2011, along with decreased spending on animal studies for our CollaFix™ and HydroFix® products.  Approximately $197,000, or 39.1%, of R&D expenses for the three months ended June 30, 2012 were attributable to personnel costs, compared to approximately $374,000 or 47.2% for the three months ended June 30, 2011.  Development and testing costs were approximately $23,000 and $161,000 for the three months ended June 30, 2012 and 2011, respectively.  This decrease of approximately $138,000 is a result of lower costs in animal studies related to our CollaFix™ and HydroFix® products.  Additionally, as described above in Cost of Products Sold, beginning in 2012, we decided to allocate both depreciation expense and share-based compensation expense to other functional areas, and have reclassified prior year amounts to maintain comparability.  During the three months ended June 30, 2012 and 2011, we recorded approximately $30,000 and $31,000 for depreciation expense and approximately $76,000 and $98,000 for share-based compensation expense, respectively, to research and development.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  During the quarter, the Company was granted 2 US patents for the hydrogel technology and 1 US patent for the collagen technology.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended June 30, 2012, increased approximately $675,000 to $3,384,000 compared to $2,709,000 for the three months ended June 30, 2011.  Selling expense increases were driven by costs associated with our regional account management organization as we continue to build our distribution network for our amniotic tissue platform as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement including our 24-hour reimbursement hotline and scientific and clinical studies in support of both reimbursement and ongoing marketing activities were somewhat offset by reduced expense in legal and professional expenses incurred in 2011 related to the acquisition of Surgical Biologics and the aforementioned allocation of depreciation and share-based compensation expense to other functional areas. Selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs represent approximately $1,181,000 or 34.9% of total Selling, General and Administrative expenses in the second quarter of 2012.

Historically, the Company has reported depreciation and share-based compensation expense as part of selling, general and administrative expense. The Company decided to report these expenses in each functional area in order to more accurately present all of the costs attributable to each functional area. During the three months ended June 30, 2012 and 2011, we recorded a total of approximately $121,000 and $115,000 in depreciation expense allocated to each functional area per the table below.  The overall $6,000 increase in depreciation was attributable to purchases of production equipment to support the revenue growth.  We depreciate our assets on a straight-line basis, principally over five to seven years.

The following table shows the allocation of depreciation for the three months ended June 30, 2012 and 2011, to operating departments:

	Three Months Ended June 30,
	2012	2011
Cost of products sold	$38,000	$26,000
Research and development	30,000	31,000
Selling, general and administrative	53,000	58,000
	$121,000	$115,000

Share-based compensation for the three months ended June 30, 2012 and 2011, was approximately $585,000 and   $544,000, respectively, an increase of approximately $41,000 or 7.5%.  Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives was the primary reason for the increase in expense.  The following table shows the allocation of share-based compensation for the three and six months ended June 30, 2012 and 2011, to operating departments:

	Three Months Ended June 30,
	2012	2011
Cost of products sold	$29,000	$30,000
Research and development	76,000	98,000
Selling, General and administrative	480,000	416,000
	$585,000	$544,000

We recorded approximately $334,000 in amortization expense related to intangible assets in each of the three months ending June 30, 2012 and 2011.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense

We recorded financing and net interest expense of approximately $627,000 during the three months ended June 30, 2012, compared with approximately $87,000 of financing and net interest expense during the three months ended June 30, 2011.  The increase of approximately $540,000 is primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012				2011
	Debt Discount	Accrued Interest	Interest Expense, net	Total	Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$151,000	$16,000	$—	$167,000	$11,000	$10,000	$—	$21,000
Convertible Debt related to acquisition	86,000	10,000	—	96,000	50,000	12,000	—	62,000
Convertible Senior Secured
Promissory Notes	231,000	125,000	—	356,000	—	—	—	—
Deferred financing related to Senior Secured Promissory Notes	5,000	—	—	5,000	—	—	—	—
Other	—	—	3,000	3,000	—	—	4,000	4,000
	$473,000	$151,000	$3,000	$627,000	$61,000	$22,000	$4,000	$87,000

Results of Operations comparison for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenue

Total revenue increased approximately $5,617,000 to $8,590,000 for the six months ended June 30, 2012, as compared to $2,973,000 for the six months ended June 30, 2011.  The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, and Orthopedics markets for these products.

Tissue Processing Costs and Cost of Products Sold

Cost of products as a percentage of revenue improved to 24.1% from 52.3% as compared to prior year.  The improvement was due primarily to the increase in revenue and product mix.  Beginning in 2012, the Company decided to allocate both depreciation expense and share-based compensation to each functional area. These expenses were reclassified in the prior year to maintain comparability. The amount of depreciation expense in cost of products sold was approximately $73,000 and $53,000, and the amount of share-based compensation in cost of products sold was $53,000 and $54,000 for the six months ended June 30, 2012 and 2011, respectively.

Personnel costs represent approximately $1,011,000 or 48.7% of total manufacturing, quality assurance and regulatory spending for the six months ended June 30, 2012.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $844,000 or 48.1% to $910,000 during the six months ended June 30, 2012, compared to approximately $1,754,000 in the prior year.  The decrease is primarily related to the closure of our Tampa research facility in mid-2011, along with decreased spending on animal studies for our CollaFix™ and HydroFix® products.  Approximately $333,000, or 36.5%, of R&D expenses for the six months ended June 30, 2012 were attributable to personnel costs, compared to approximately $731,000 or 41.7% for the six months ended June 30, 2011.  Development and testing costs were approximately $62,000 and $385,000 for the six months ended June 30, 2012 and 2011, respectively.  This decrease of approximately $323,000 is a result of lower costs in animal studies related to our CollaFix™ and HydroFix® products.  Additionally, as described above in Cost of Products Sold, beginning in 2012, we decided to allocate both depreciation expense and share-based compensation expense to other functional areas, and have reclassified prior year amounts to maintain comparability.  During the six months ended June 30, 2012 and 2011, we recorded approximately $60,000 and $59,000 for depreciation expense, respectively, and approximately $147,000 and $185,000 for share-based compensation expense, respectively, to research and development.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  During the current year, the Company filed 3 international patent applications for the amniotic tissue technology and 1 international patent application for the collagen technology.  Additionally, during the current year the Company was granted 2 US patents for the Hydrogel technology and 1 US patent for the Collagen technology.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the six months ended June 30, 2012, increased approximately $1,019,000 or 19.1% to $6,355,000 compared to $5,336,000 for the six months ended June 30, 2011.  Selling expense increases were driven by costs associated with our regional account management organization as we continue to build our distribution network for our amniotic tissue platform as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement including our 24-hour reimbursement hotline and scientific and clinical studies in support of both reimbursement and ongoing marketing activities were somewhat offset by reduced expense in legal and professional expenses incurred in 2011 related to the acquisition of Surgical Biologics and the aforementioned allocation of depreciation and share-based compensation expense to other functional areas. General and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs represent approximately $2,223,000 or 35.0% of total Selling, General and Administrative expenses in the six months ended June 30, 2012, compared to approximately $1,583,000 or 29.7% in the six months ended June 30, 2011.

Historically, the Company has reported depreciation and share-based compensation expense as part of selling, general and administrative expense. The Company decided to report these expenses in each functional area in order to more accurately present all of the costs attributable to each functional area. During the six months ended June 30, 2012 and 2011, we recorded a total of approximately $231,000 and $232,000 in depreciation expense allocated to each functional area per the table below.  The overall $1,000 decrease in depreciation was attributable to the retirement of leasehold improvements for the Marietta facility when the lease was terminated in August 2011.  We depreciate our assets on a straight-line basis, principally over five to seven years.

The following table shows the allocation of depreciation for the six months ended June 30, 2012 and 2011, to operating departments:

	Six Months Ended June 30,
	2012	2011
Cost of products sold	$73,000	$53,000
Research and development	60,000	59,000
Selling, general and administrative	98,000	120,000
	$231,000	$232,000

Share-based compensation for the six months ended June 30, 2012 and 2011, was approximately $1,086,000 and   $1,032,000, respectively, an increase of approximately $54,000 or 5.2%.  Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives was the primary reason for the increase in expense.  The following table shows the allocation of share-based compensation for the six months ended June 30, 2012 and 2011, to operating departments:

	Six Months Ended June 30,
	2012	2011
Cost of products sold	$53,000	$54,000
Research and development	147,000	185,000
Selling, General and administrative	886,000	793,000
	$1,086,000	$1,032,000

We recorded approximately $668,000 in amortization expense related to intangible assets in each of the six months ending June 30, 2012 and 2011.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense

We recorded financing and net interest expense of approximately $1,089,000 during the six months ended June 30, 2012, compared with approximately $178,000 of financing and net interest expense during the six months ended June 30, 2011.  The increase of approximately $911,000 is primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for each of the six months ended June 30, 2012 and 2012:

	Six Months Ended June 30,
	2012				2011
	Debt Discount	Accrued Interest	Interest Expense, net	Total	Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$162,000	$32,000	$—	$194,000	$11,000	$10,000	$—	$21,000
Convertible Debt related to acquisition	167,000	20,000	—	187,000	123,000	24,000	—	147,000
Convertible Senior Secured Promissory Notes	445,000	248,000	—	693,000	—	—	—	—
Deferred financing related to Senior Secured Promissory Notes	10,000	—	—	10,000	—	—	—	—
Other	—	—	5,000	5,000	—	—	10,000	10,000
	$784,000	$300,000	$5,000	$1,089,000	$134,000	$34,000	$10,000	$178,000

Liquidity and Capital Resources

Revenue continues to increase quarter over quarter while management maintains tight controls over spending.  As of June 30, 2012, the Company had approximately $2,655,000 of cash and cash equivalents.  The Company reported total current assets of approximately $7,855,000 at June 30, 2012 and total current liabilities payable in cash of approximately $4,015,000 at June 30, 2012, after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2012.  Additionally, the current liabilities include a convertible line of credit of approximately $976,000 which is due to be paid in December 2012 but can be extended for an additional 12 months with a one-time payment of 5% of the principal balance due, or $65,000, in December 2012. Therefore the current liabilities after adjustment for the earnout and the convertible line of credit are approximately $3,103,000 which results in a current ratio of 2.54. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2012:

	Payments due by period
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior secured promissory notes	$5,000,000	—	$5,000,000	—	—
Convertible debt, line of credit with related party	1,300,000	1,300,000	—	—	—
Convertible debt, note related to acquisition of SB	1,000,000	1,000,000	—	—	—
Employment agreements	211,466	211,466	—	—	—
Operating lease obligations	737,000	423,000	314,000	—	—
Royalty payments	95,000	95,000	—	—	—
	$8,343,466	$3,029,466	$5,314,000	—	—

Discussion of cash flows

Net cash used in operations during the six months ended June 30, 2012, decreased approximately $2,321,000 to $1,599,000 compared to $3,920,000 used in operating activities for the six month period ended June 30, 2011, primarily attributable to our increased sales activity, improved gross margins and reduced spending in research and development.

Net cash used in investing activities during the six months ended June 30, 2012, decreased approximately $371,000 to $238,000 compared to $609,000 used in investing activities for the six month period ended June 30, 2011.  The decrease was due to the acquisition of Surgical Biologics in 2011 and no acquisition in 2012.

Net cash flows from financing activities during the six months ended June 30, 2012 decreased approximately $4,423,000 to $380,000 compared to $4,803,000 during the three months ended June 30, 2011.  Cash flows from financing activities during the current year include approximately $324,000 received from the exercise of warrants, $315,000 received from the exercise of stock options, $250,000 in payments related to the acquisition of Surgical Biologics, and $9,000 in payments on an equipment lease.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA for the second quarter of 2012 was approximately $923,000 which is an improvement of approximately $2,346,000 as compared to the prior year quarter.  This improvement was the result of increased revenue, improved gross margins and reduced spending in research and development.

We use various numerical measures in investor conference calls, investor meetings and other forums which are or may be considered “Non-GAAP financial measures” under Regulation G.  We have provided below for your reference, supplemental financial disclosure for these measures, including the most directly comparable GAAP measure and an associated reconciliation.  The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss (Per GAAP)	$(744,069)	$(2,503,505)	$(1,837,721)	$(5,851,067)

Add back:
Income Taxes	-	-	-	-

Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	86,335	60,599	166,688	133,517

Deferred financing related to Senior of Credit with Related Party	150,880	-	162,303	-

Financing expense associated with beneficial conversion of Senior Secured Promissory Note	230,744	-	444,698	-

Other interest expense, net	158,594	26,471	315,151	34,809

Depreciation Expense	121,103	115,682	231,491	231,862
Amortization Expense	333,977	333,977	667,954	667,954
Employee Share Based Compensation	478,442	429,096	878,491	809,469
Other Share Based Compensation	106,773	114,648	207,709	222,208

Earnings/(Loss) Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$922,779	$(1,423,032)	$1,236,764	$(3,751,248)

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2011.  During the first six months of fiscal 2012, there were no material changes to the accounting policies and assumptions previously disclosed.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market Concentrations and Credit Risk

Distribution – The Company’s principal concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 54% of revenue for the three months ended June 30, 2012, including one customer who represented 41%, and a second customer who represented 13% of total revenue.

The Company’s accounts receivable are derived from customers primarily located in the United States of America.  One customer accounted for 34% of the total accounts receivable as of June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company issued 2,632,576 shares of Common Stock valued at $3,185,223 for payment of the 2011 Earn-out liability related to its acquisition of Surgical Biologics, and issued 30,937 shares of Common Stock for cashless exercises of warrants.  Additionally, the Company issued 96,500 shares of Common Stock and received cash proceeds of approximately $965 for the exercise of warrants during the most recent quarter.

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

We did not repurchase any shares during the three months ended June 30, 2012, and currently have no share repurchase plans or programs.

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

August 14, 2012
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer