Form 10-Q
period 2012-09-30
MIMEDX GROUP, INC.
filed 2012-11-13
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 86,744,341 shares outstanding of the registrant’s common stock.

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

Part I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2012	December 31,
	(unaudited)	2011
Current assets:
Cash and cash equivalents	$7,621,226	$4,112,326
Accounts receivable, net	6,170,124	1,891,919
Inventory, net	1,802,335	712,602
Prepaid expenses and other current assets	546,715	164,664

Total current assets	16,140,400	6,881,511

Property and equipment, net of accumulated depreciation of $2,168,898 and $1,814,473, respectively	999,866	869,411
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization and impairments of $6,384,656 and $3,468,515, respectively	12,174,344	15,090,485
Deposits and other long term assets	180,428	214,342

Total assets	$33,535,481	$27,096,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,750,350	$2,300,638
Other current liabilities	78,634	6,620
Convertible line of credit with related party, net of unamortized discount of $217,678 and $46,746, respectively, plus accrued interest of $91,521 and $42,726, respectively	1,173,846	1,295,980
Convertible debt related to acquisition, net of unamortized discount of $170,509, plus accrued interest of $49,315	-	1,128,806
Current portion of earn-out liability payable In MiMedx common stock	5,545,280	3,185,223
Total current liabilities	10,548,110	7,917,267

Earn-out liability payable in MiMedx common stock, net of current portion	-	4,225,280
Convertible Senior Secured Promissory Notes, net of unamortized discount of $1,569,592 and $2,263,145, respectively, plus accrued interest of $63,133 and $7,732, respectively	3,493,540	2,744,587
Other liabilities	311,085	312,493
Total liabilities	14,352,735	15,199,627

Commitments and contingencies (Note 12)	-	-

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 110,000,000 shares authorized; 86,792,175 issued and 86,742,175 outstanding for 2012 and 74,306,895 issued and 74,256,895 outstanding for 2011	86,792	74,307
Additional paid-in capital	87,199,392	73,868,604
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(68,078,438)	(62,021,346)

Total stockholders' equity	19,182,746	11,896,565

Total liabilities and stockholders' equity	$33,535,481	$27,096,192

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES:
Net sales	$7,954,046	$2,152,094	$16,544,110	$5,124,980

OPERATING COSTS AND EXPENSES:
Cost of products sold	1,425,336	886,510	3,499,117	2,441,568
Research and development expenses	838,690	561,545	1,748,847	2,315,721
Selling, general and administrative expenses	6,206,251	2,356,396	12,561,257	7,692,831
Impairment of intangible assets	1,798,495	-	1,798,495	-
Fair value adjustment of earn-out liability	1,320,000	-	1,320,000	-

LOSS FROM OPERATIONS	(3,634,726)	(1,652,357)	(4,383,606)	(7,325,140)

OTHER INCOME (EXPENSE), net
Financing expense associated with the debt discount recognized in connection with the senior secured promissory notes	(439,064)	(80,689)	(1,222,290)	(214,206)
Interest expense, net	(145,582)	(32,677)	(451,196)	(77,445)

LOSS BEFORE INCOME TAXES	(4,219,372)	(1,765,723)	(6,057,092)	(7,616,791)
Income taxes	-	-	-	-

NET LOSS	$(4,219,372)	$(1,765,723)	$(6,057,092)	$(7,616,791)

Net loss per common share
Basic and diluted	$(0.05)	$(0.02)	$(0.07)	$(0.11)

Shares used in computing net loss per common share
Basic and diluted	84,493,164	73,767,674	84,091,014	72,082,605

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2012
(unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balances, December 31, 2011	-	$-	74,306,895	$74,307	$73,868,604	$(25,000)	$(62,021,346)	$11,896,565

Employee share-based compensation expense	-	-	-	-	1,432,627	-	-	1,432,627

Other share-based compensation expense	-	-	-	-	323,042	-	-	323,042

Exercise of stock options	-	-	719,000	719	884,315	-	-	885,034

Exercise of warrants	-	-	7,857,266	7,857	5,917,682	-	-	5,925,539

Repurchase warrants	-	-	-	-	(568)	-	-	(568)

Cashless exercise of warrants	-	-	216,085	216	(216)	-	-	-

Common stock issued for accrued director fees	-	-	167,086	167	184,486	-	-	184,653

Common stock issued for earn-out liability	-	-	2,632,576	2,633	3,182,590	-	-	3,185,223

Discount on benefical conversion feature recognized on line of credit with related party	-	-	-	-	514,456	-	-	514,456

Common stock issued for acquisition note	-	-	893,267	893	892,374	-	-	893,267

Net loss for the peiod	-	-	-	-	-	-	(6,057,092)	(6,057,092)

Balances, September 30, 2012	-	$-	86,792,175	$86,792	$87,199,392	$(25,000)	$(68,078,438)	$19,182,746

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,057,092)	$(7,616,791)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	354,425	330,851
Amortization of intangible assets	1,117,646	1,001,931
Impairment of intangible assets	1,798,495	-
Amortization of debt discount and deferred financing costs	1,222,289	246,807
Employee share-based compensation expense	1,432,627	1,032,261
Other share-based compensation expense	323,042	285,154
Change in fair value of earn-out liability	1,320,000	-
Increase (decrease) in cash resulting from changes in (net of effects of acquisition):
Accounts receivable	(4,278,205)	(818,102)
Inventory	(1,089,733)	(150,479)
Prepaid expenses and other current assets	(382,051)	(161,010)
Other assets	19,213	(48,174)
Accounts payable and accrued expenses	1,446,864	833,013
Accrued interest	312,775	65,281
Other liabilities	(1,408)	(9,825)
Net cash flows from operating activities	(2,461,113)	(5,009,083)

Cash flows from investing activities:
Purchases of equipment	(401,864)	(417,900)
Cash paid for acquisition, net of cash aquired of $33,583	-	(466,417)
Net cash flows from investing activities	(401,864)	(884,317)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,925,539	-
Proceeds from exercise of stock options	885,034	295,753
Repayment of convertible debt related to acquisition	(427,126)	-
Repayment of equipment lease	(11,002)	-
Repurchase of warrants	(568)	-
Proceeds from line of credit with related party	-	1,300,000
Repayment of line of credit	-	(99,000)
Repayment of note payable	-	(50,671)
Proceeds from sale of common stock and warrants and common stock with registration rights, net	-	3,743,588
Net cash flows from financing activities	6,371,877	5,189,670

Net change in cash	3,508,900	(703,730)

Cash, beginning of period	4,112,326	1,340,922

Cash, end of period	$7,621,226	$637,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,738	$4,842
Cash paid for income taxes	$-	$-

See notes to condensed consolidated financial statements.

Supplemental disclosure of non-cash financing and investing activities:

During the nine months ended September 30, 2012:
*	the Company issued 167,086 shares of stock valued at $184,653 for accrued Director's fees

*	the Company issued 167,183 shares of stock for cashless exercise of warrants

*	the Company recognized $9,537 in deferred financing costs related to placement agent warrants issued in conjunction with the convertible Senior Promissory Notes

*	the Company recognized a beneficial conversion feature valued at $514,456 related to the vested contingent warrants on the line of credit with related party

*	the Company issued 2,632,576 shares of stock valued at $3,185,223 for payment of the 2011 Earn-out liability related to its acquisition of Surgical Biologics

*	the Company acquired equipment under a capital lease in the amount of $83,016

*	the Company issued 893,267 shares of stock valued at $893,267 for payment of the Convertible Secured Promissory Notes related to the acquisition of Surgical Biologics

During the nine months ended September 30, 2011:
*	the Company converted its outstanding convertible debt and accrued interest to equity by issuing406,664 shares of common stock

*	the Company issued 5,250,000 shares of stock valued at $7,087,500 in conjunction with itsacquisition of Surgical Biologics, LLC

*	the Company recognized a beneficial conversion feature valued at $437,500 related to theconvertible debt of $1,250,000 issued with regard to its acquisition of Surgical Biologics

*	the Company recognized a beneficial conversion feature valued at $80,000 related to theconvertible Line of Credit with a related party

See notes to condensed consolidated financial statements.

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2011, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay.  The Company has $116,000 and $20,000 in the allowance for doubtful accounts as of September 30, 2012 and December 31, 2011, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the nine months ended September 30, 2012 was $119,000, and there were approximately $23,000 of write-offs during the same period.

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

Goodwill and intangible assets

Goodwill and intangible assets are tested at least annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Intangible assets with finite useful lives are amortized into Selling, General and Administrative Expenses in the condensed consolidated statements of operations using the straight-line method over various periods depending upon the specific asset.

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

Revenue Recognition

The Company sells its products primarily through a combination of independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $88,000 and $22,000 for net sales returns provisions for the three months ended September 30, 2012 and 2011, respectively, and there were approximately $135,000 and $0 of charges against the provision during the three months ended September 30, 2012 and 2011, respectively.  The Company recorded approximately $233,000 and $159,000 for net sales returns provisions for the nine months ended September 30, 2012 and 2011, respectively, and there were approximately $161,000 and $102,000 of charges against the provision during the nine months ended September 30, 2012 and 2011, respectively.

Fair value of financial instruments

The carrying value of accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The fair value of our short term and long term convertible debt approximates $4,667,000 which represents the face value less the unamortized discount of any beneficial conversion feature plus accrued but unpaid interest at September 30, 2012.  The fair value of warrants issued in conjunction with placement fees was approximately $9,000 which represents the face value less the unamortized discount of any beneficial conversion feature at September 30, 2012.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(4,219,372)	$(1,765,723)	$(6,057,092)	$(7,616,791)
Denominator for basic earnings per share - weighted average shares	84,493,164	73,767,674	84,091,014	72,082,605
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	84,493,164	73,767,674	84,091,014	72,082,605

Loss per common share - basic and diluted	$(0.05)	$(0.02)	$(0.07)	$(0.11)

(a)	Securities outstanding that were excluded from the computation, because they would have been anti-dilutive are as follows:

	September 30, 2012	September 30, 2011
Outstanding Stock Options	12,642,833	10,355,000
Outstanding Warrants	3,241,668	8,096,417
Convertible Debt, promissory notes	5,313,133	—
Convertible Line of Credit with Related Party	1,391,524	1,300,000
Convertible Debt, Acquisition	—	1,250,000
	22,589,158	21,001,417

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

Goodwill

The FASB issued updated authoritative guidance in September 2011 to amend previous guidance on the annual and interim testing of goodwill for impairment; the guidance became effective for MiMedx at the beginning of its 2012 fiscal year.  The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would still be required.  Annual impairment tests are performed by the Company in the fourth quarter of each year.  The adoption of this updated authoritative guidance did not have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurements

The FASB issued updated authoritative guidance in May 2011 to amend fair value measurements and related disclosures; the guidance became effective for MiMedx at the beginning of its 2012 fiscal year.  This guidance relates to a major convergence project of the FASB and the International Accounting Standards Board to improve International Financial Reporting Standards (“IFRS”) and GAAP.  This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between IFRS and GAAP.  The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy.  The adoption of this updated authoritative guidance had no impact on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements not yet adopted:

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement.  These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented.  We do not expect this accounting standard to have an impact on our consolidated financial statements.

3.	Liquidity and management’s plans

As of September 30, 2012, the Company had approximately $7,621,000 of cash and cash equivalents.  The Company reported total current assets of approximately $16,140,000 and current liabilities payable in cash of approximately $5,003,000 after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2013.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

4.	Acquisition of Surgical Biologics, LLC

On December 21, 2010, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Membrane Products Holdings, LLC and OnRamp Capital Investments, LLC, the owners of Surgical Biologics, LLC (“Surgical Biologics”), a privately held company headquartered in Kennesaw, Georgia.  This transaction closed on January 5, 2011 and as a result we acquired all of the outstanding shares of Surgical Biologics in exchange for $500,000 cash, a total of $1,250,000 in 4% Convertible Secured Promissory Notes, and $7,087,500 in stock, represented by 5,250,000 shares of our common stock (525,000 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the Merger Agreement).  Contingent consideration shall be payable in a formula determined by sales for the years 2011 and 2012.  As presented in the table below, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts.  The contingent consideration was initially valued at $7,404,700 and is shown in the schedule below as fair value of earn-out.  We completed the acquisition of Surgical Biologics in an effort to extend our biomaterials product lines.  As of December 31, 2011, the Company evaluated the contingent liability based on operating results for the year, and adjusted the earn-out liability to $7,410,503.  On April 30, 2012, the Company issued 2,632,576 shares of its Common Stock valued at $3,185,223 in payment of the 2011 earn-out.  As of September 30, 2012, the Company evaluated the 2012 contingent liability based on operating results for the nine months ended September 30, 2012, and adjusted the 2012 earn-out liability to $5,545,280.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Liability for Accrued Earn-out Acquisition Consideration

Beginning balance at January 1, 2012	$7,410,503
Common stock issued on earn-out	(3,185,223)
Total remeasurement adjustments:
(Gains) or losses included in earnings	1,320,000

Ending balance at September 30, 2012	$5,545,280

In total, the 4% Convertible Promissory Notes were convertible into up to 1,250,000 shares of the Company’s common stock at $1.00 per share (a) at any time upon the election of the holder of the Convertible Notes; or (b) at the election of the Company, at any such time as the closing price per share of the Company’s common stock (as reported by the OTCBB or on any national securities exchange on which the Company’s shares may be listed, as the case may be) closes at no less than $1.75 per share for not less than 20 consecutive trading days in any period prior to the maturity date. When converted, the Common Stock was available to be sold following satisfaction of the applicable conditions as set forth in Rule 144. The 4% Convertible Promissory Notes matured in eighteen (18) months and earned interest at 4% per annum on the outstanding principal amount payable in cash on the maturity date or convertible into shares of common stock of the Company as provided for above. The 4% Convertible Promissory Notes are secured by a security interest in the Intellectual Property, including the Patents and know-how and trade secrets related thereto, owned by, or exclusively licensed to, Surgical Biologics, LLC.  In July, 2012, the Company settled the Convertible Promissory Notes by paying approximately $177,000 in cash and issuing 893,267 shares of MiMedx common stock.

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

The values assigned to intangible assets are subject to amortization.  The intangible assets were assigned the following lives for amortization purposes:

Intangible asset:	Estimated useful life (in years)
Customer relationships	14
Supplier relationships	14
Patents and know-how	14
Trade names and trademarks	indefinite
In-process research and development – liquid	indefinite
In-process research and development – other	indefinite
Licenses and permits	3

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.  Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction.  Goodwill is tested for impairment as defined by ASC Topic 350 – Intangibles – Goodwill and Other.

5.	Inventories

Inventories consisted of the following items as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw materials	$135,123	$95,288
Work in process	1,059,772	308,763
Finished goods	662,295	361,007
	$1,857,190	$765,058
Reserve for obsolescence	(54,855)	(52,456)
Inventory, net	$1,802,335	$712,602

6.	Property and equipment

Property and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Leasehold improvements	$990,127	$925,086
Lab and clean room equipment (a)	1,760,427	1,463,144
Furniture and office equipment (a)	418,210	295,654
	3,168,764	2,683,884
Less accumulated depreciation	(2,168,898)	(1,814,473)
	$999,866	$869,411

(a)	The table above includes reclassifications of production equipment previously included in the furniture and office equipment category.

7.	Intangible assets and royalty agreement

Intangible assets activity is summarized as follows:

		September 30, 2012				December 31, 2011
	Weighted Average Amortization Lives	Gross Carrying Value	Impairment Adjustment	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000		$(562,733)	$433,267	$996,000	$(488,033)	$507,967
License - SaluMedica LLC Spine Repair (b)	10 years	2,399,000	(851,676)	(1,535,586)	11,738	2,399,000	(1,313,573)	1,085,427
License - Polyvinyl Alcohol Cryogel (c)	10 years	2,667,000	(946,819)	(1,203,170)	517,011	2,667,000	(998,932)	1,668,068
Customer Relationships (d)	14 years	3,520,000		(440,000)	3,080,000	3,520,000	(251,429)	3,268,571
Supplier Relationships (d)	14 years	241,000		(30,125)	210,875	241,000	(17,215)	223,785
Patents & Know-How (d)	14 years	5,530,000		(691,250)	4,838,750	5,530,000	(395,000)	5,135,000
Micronized Processing Know-How (d)	14 years	2,160,000		(115,714)	2,044,286	2,160,000	—	2,160,000
Licenses/Permits (d)	3 years	13,000		(7,583)	5,417	13,000	(4,333)	8,667
		$17,526,000	$(1,798,495)	$(4,586,161)	$11,141,344	$17,526,000	$(3,468,515)	$14,057,485
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000		—	1,008,000	1,008,000	—	1,008,000
In-process Research & Development-Other (d)	indefinite	25,000		—	25,000	25,000	—	25,000
		$18,559,000	$(1,798,495)	$(4,586,161)	$12,174,344	$18,559,000	$(3,468,515)	$15,090,485

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  At September 30, 2012 and 2011, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Intangible Asset Impairment

We tested for impairment of the Intangible Assets related to the Licenses for SaluMedica LLC. Spine Repair and Polyvinyl Alcohol Cryogel as of September 30, 2012 using an undiscounted cash flow methodology. The impairment was the result of the HydroFix product line experiencing slower than projected growth in each of its markets.

Because our test indicated that the carrying value of the assets related to HydroFix exceeded its fair value, an impairment loss of $1,798,495 was recognized and the intangible asset carrying amount was adjusted to its new basis. The Impairment was reported as a separate line item in the Condensed Consolidated Statement of Operations and included in the reported Loss From Operations.

All other Intangible assets will be tested as of December 31, 2012 as per the date of our regular annual testing.

Future Amortization expense

Estimated future amortization expense related to the September 30, 2012 net carrying amount of $11,141,344 for intangible assets subject to amortization is as follows:

Year ending December 31,	Estimated Amortization Expense
2012 (a)	$262,595
2013	1,050,380
2014	1,046,047
2015	1,022,651
2016	976,998
Thereafter	6,782,673
$11,141,344

(a)	Estimated amortization expense for the year ending December 31, 2012 includes only amortization to be recorded after September 30, 2012.

8.	Debt

The following disclosures reflect a summary of our outstanding convertible securities, as well as activity related to financing transactions.  The table below summarizes the Company’s financing, and further details regarding each transaction are provided following the table:

	Convertible Line of Credit with Related Party		Convertible Senior Secured Promissory Note		Total
Face Value of Note		$1,300,000		$5,000,000	$6,300,000
Due date	(a)	12/31/2012	(b)	12/31/2013
Annual Interest rate		5%		5%

Contingent warrants issued at inception (c):
First Contingent Warrants	(d)	325,000	(e)	1,250,000	1,575,000
Second Contingent Warrants	(f)	325,000	(f)	1,250,000	1,575,000
Total Contingent Warrants		650,000		2,500,000	3,150,000

Warrants as of September 30, 2012:
First Contingent Warrants - Vested	(d)	(325,000)	(e)	(1,250,000)	(1,575,000)
Second Contingent Warrants - Voided	(f)	(325,000)	(f)	(1,250,000)	(1,575,000)

Contingent Warrants Outstanding as of September 30, 2012
First Contingent Warrants		—		—	—
Second Contingent Warrants		—		—	—
Total Contingent Warrants Outstanding as of September 30, 2012		$—		$—	$—
Weighted average exercise price of warrants		$0.01		$0.01

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

(f)
The Second Contingent Warrant, (the “Second Contingent Warrant”) is issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenue as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, do not equal or exceed $31,150,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “Second Measurement Date”) the closing trading price of the Stock is at least $1.75 per share for ten or more consecutive trading days. The second contingent warrants were voided on July 3, 2012 which was the tenth consecutive trading day where the closing price of the Company stock was at least $1.75.

Convertible Line of Credit with related party

On March 31, 2011, the Company and its Chairman of the Board and CEO (“the Lender”) entered into a Subscription Agreement for a 5% Convertible Senior Secured Promissory Note (“Subscription Agreement”) and, in connection therewith, agreed to issue a 5% Convertible Senior Secured Promissory Note (“Note”) in the amount borrowed by the Company, and certain contingent warrants as described in the table above.

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

On July 3, 2012, the 325,000 Second Contingent Warrants were voided as a result of ten consecutive trading days of the closing trading price of the Company stock being at least $1.75.

The issuance of the aforementioned securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Senior Secured Promissory Notes

From December 27 to December 31, 2011, the Company sold 5% Convertible Senior Secured Promissory Notes (the “Notes”) to individual accredited investors for aggregate proceeds of $5,000,000 and issued certain contingent warrants as described in the table above..

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

The Notes are secured by a first priority lien in all of the patents and other intellectual property owned by the Company and its subsidiaries.  The maturity of the Notes may be accelerated upon the occurrence of certain Events of Default as set forth in the Notes. The lien is at an equal rate for all note holders in payment and lien priority with the notes outstanding under the Company’s Line of Credit with Related Party Agreement dated March 31, 2011, (the “Prior Notes”), all of which are held by the Company’s Chairman & CEO.  In order to effectuate that, to conform the description of the collateral and Events of Default in the Prior Notes to the description of the collateral and Events of Default in the Notes, and to clarify certain adjustments that would be applicable in the event of a stock split, stock dividend or similar event,  the Amended and Restated Security and Intercreditor Agreement executed  by the Company’s Chairman & CEO in connection with the Notes on December 27, 2011,  superseded  the Security and Intercreditor Agreement that was originally executed in connection with the Prior Notes and, on January 3, 2012, the parties also executed an amendment to certain of the other documents executed in connection with the Prior Notes.

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

On July 3, 2012, 1,250,000 Second Contingent Warrants were voided which represented the tenth consecutive trading day of the closing trading price of the Company stock being at least $1.75.

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

The First Contingent Warrant vested during the second quarter resulting in the issuance of 1,672,742 warrants at an exercise price of $0.01 per share.

The warrants met all the requirements for equity classification under GAAP and are recorded in stockholders’ equity.

The Second Contingent Warrant was issued to each investor to purchase 25% of the number of shares of Stock purchased, at an exercise price of $0.01 per share, provided that the Second Contingent Warrant shall only be exercisable if the Company’s Gross Revenues as reported in the Company’s Audited Financial Statements for the year ended December 31, 2012, do not equal or exceed $31,150,000 and further provided that such Warrant shall be null and void in the event that prior to issuance of such Audited Financial Statements (the “Second Measurement Date”) the closing trading price of the Stock is at least $1.75 per share for ten or more consecutive trading days.

On July 3, 2012, 1,672,742 Second Contingent Warrants were voided which represented the tenth consecutive trading day of the closing trading price of the Company stock being at least $1.75.

In July 2012, the Company decided to exercise its right to call approximately 3,345,000 warrants issued to investors in conjunction with the October 2010 Private Placement.  As a result of calling the warrants, the Company raised approximately $4,900,000 and issued 3,288,733 shares of MiMedx common stock as of August 3, 2012. The balance of 56,750 warrants were repurchased at $.01 per share.

The Company’s Chairman and CEO invested $1,006,664 in the October 2010 Private Placement including the investment of principal and accrued interest from the October 2010 Bridge note converted under the same terms as the Private Placement, receiving 503,332 warrants with an exercise price of $1.50, 251,666 First Contingent warrants at an exercise price of $0.01 and 251,666 Second Contingent warrants at an exercise price of $0.01 as per the aforementioned terms of the offering. The First Contingent Warrants vested and were exercised in the second quarter. The Second Contingent warrants were voided on July 3, 2012 which represented the tenth consecutive trading day of the closing trading price of the Company stock being at least $1.75. A total of 503,332  Callable Warrants were exercised during the period at $1.50 per share.

In connection with the October 2010 Private Placement, the Company entered into a registration rights agreement that provides “Piggy-Back” registration rights to each investor.

10.	Equity

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at September 30, 2012 totaled 375,000.  On May 10, 2012, the Board of Directors approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 16,500,000 at September 30, 2012.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	10,333,583	$1.17
Granted	4,203,000	$1.61
Exercised	(718,998)	$1.23
Unvested options forfeited	(225,504)	$1.17
Vested options expired	(949,248)	$1.55
Outstanding at September 30, 2012	12,642,833	$1.28	8.0	$21,096,473

Vested at September 30, 2012	4,953,133	$1.06	6.4	$9,362,856
Vested and expected to vest at September 30, 2012 (a)	12,430,387	$1.27	8.0	$20,823,954

(a)	Includes forfeiture adjusted unvested shares.

The intrinsic value of the options exercised during the three months ended September 30, 2012, was approximately $442,230.

Following is a summary of stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	505,000	2.2	$0.50	505,000	$0.50
$0.65 - $1.00	2,097,500	6.6	$0.72	1,946,666	$0.72
$1.04 - $1.80	8,840,333	8.5	$1.29	2,471,467	$1.43
$1.99 - $2.84	1,200,000	9.6	$2.50	30,000	$2.40
	12,642,833	8.0	$1.28	4,953,133	$1.06

Total unrecognized compensation expense related to granted stock options at September 30, 2012, was approximately $4,989,000 and is expected to be recognized over a weighted-average period of 2.7 years.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine months ended September 30,
	2012	2011
Expected volatility	45.75 - 64.3%	57.3 - 57.8%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.62%	0.93% - 2.24%

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2012 was approximately $0.89.

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

Following is a summary of warrants outstanding at September 30, 2012:

	Number of Warrants		Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per Contingent Warrant
Warrants outstanding at January 1, 2012	9,388,817		$1.00	5,245,484	$0.01
Warrants issued:
Vested contingent warrants related to private placement of common stock	1,672,743		$0.01	(1,672,743)	$0.01
Vested contingent warrants related to line of credit with related party	325,000		$0.01	(325,000)	$0.01
Contingent warrants voided	—		—	(3,247,741)	$0.01
Warrants exercised:
Contingent warrants related to convertible note	(1,329,687)		$0.01	—	—
Contingent warrants related to private placement of common stock	(1,476,365)		$0.01	—	—
Contingent warrants related to line of credit with related party	(325,000)		$0.01	—	—
Callable warrants	(3,288,733)		$1.50
Other	(1,653,568)		$0.60
Warrants redeemed for cashless exercises	(14,789)		$0.60	—	—
Repurchased callable warrants	(56,750	) (a)	$1.50	—	—
Warrants outstanding at September 30, 2012	3,241,668		$1.04	—

(a)	The Company repurchased the callable warrants at $0.01 per share.

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of our warrants are classified as equity as of September 30, 2012 and December 31, 2011.

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

The Company has entered into operating lease agreements for facility space and equipment, and employment agreements with some key employees acquired with Surgical Biologics.  In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease, royalty, and employment agreement expense are as follows:

12-month period ended September 30,
2013	$615,299
2014	256,516
Thereafter	72,907
$944,722

13.	Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

During the period the Company raised approximately $4,933,100 from Callable Warrants issued in the October 2010 Private Placement resulting in a net cash balance of approximately $7,621,226 as of September 30, 2012.

Also during the period the Company Voided a total of approximately 3,245,000 Second Contingent Warrants issued in the October 2010 Private Placement and in connection with the Senior Secured Promissory Notes.

On July 5, 2012, the Company paid approximately $177,126 in cash and issued 893,267 shares of common stock in full payment of the Convertible Secured Promissory Notes related to the acquisition of Surgical Biologics.

Results of Operations comparison for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenue

Total revenue increased approximately $5,802,000 to $7,954,000 for the three months ended September 30, 2012, as compared to $2,152,000 for the three months ended September 30, 2011.  The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, Sports Medicine and Orthopedics markets.  Increased demand for the Spine, Orthopedic and Sports Medicine allografts was a result of growth in business with the Company’s indirect sales force which consists of independent sales agents and distributors. This growth over the prior period was driven by the addition of certain distributors as well as the continued expansion and growth of our existing distribution network. The growth in Wound and to a lesser degree Sports Medicine was driven by the addition of a direct sales force in the period focusing on Government accounts. The sales executives hired have extensive experience in the wound care sector. This is the first quarter where wound care market shipments exceeded spine, orthopedics and sports medicine since the acquisition of Surgical Biologics.

Tissue Processing Costs and Cost of Products Sold

Cost of products as a percentage of revenue improved to 17.9% from 41.2% as compared to prior year.  The improvement was due to the increase in revenue as well as product mix.  The Company more than doubled the number of tissue processors and increased the number of recovery technicians in support of the increased demand for tissue. Processing efficiency was impacted by the need to train the new employees but is expected to improve in subsequent periods. Personnel costs represent approximately $905,000 of total manufacturing, quality assurance and regulatory spending for the three months ended September 30, 2012.

Beginning in 2012, the Company decided to allocate both depreciation expense and share-based compensation to each functional area. These expenses were reclassified in the prior year to maintain comparability. The amount of depreciation expense in cost of products sold was approximately $42,000 and $26,000, and the amount of share-based compensation in cost of products sold was $12,000 and $18,000 for the three months ended September 30, 2012 and 2011, respectively.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) increased approximately $277,000 or 49.4% to $839,000 during the three months ended September 30, 2012, compared to approximately $562,000 in the prior year.  The increase is primarily related to increased investments in clinical trials and patent related costs.  During the most recent quarter, the Company spent approximately $165,000 on clinical studies.  Approximately $209,000, or 24.9%, of R&D expenses for the three months ended September 30, 2012 were attributable to personnel costs, compared to approximately $199,000 or 35.5% for the three months ended September 30, 2011.   Additionally, as described above in Cost of Products Sold, beginning in 2012, we decided to allocate both depreciation expense and share-based compensation expense to other functional areas, and have reclassified prior year amounts to maintain comparability.  During the three months ended September 30, 2012 and 2011, we recorded approximately $30,000 and $31,000 for depreciation expense and approximately $71,000 and $45,000 for share-based compensation expense, respectively, to research and development.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  During the quarter, the Company was granted 1 US patent for the hydrogel technology and 2 European patents for the collagen technology.  Additionally, we filed 11 applications during the most recent quarter, including 1 non-provisional application for collagen technology, 6 non-provisional applications for amnion technology, and 4 provisional applications for amnion.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended September 30, 2012, increased approximately $3,850,000 to $6,206,000 compared to $2,356,000 for the three months ended September 30, 2011.  Selling expense increases were driven by costs associated with building our direct sales organization for government accounts and to a lesser degree our commercial direct sales organization as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement including our 24-hour reimbursement hotline, our   information technology infrastructure to help manage the growth of the business, increased share based compensation expense and a provision for anticipated costs associated with its management incentive program.   Selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs represent approximately $3,228,000 or 52.0% of total Selling, General and Administrative expenses in the third quarter of 2012.

Historically, the Company has reported depreciation and share-based compensation expense as part of selling, general and administrative expense. The Company decided to report these expenses in each functional area in order to more accurately present all of the costs attributable to each functional area. During the three months ended September 30, 2012 and 2011, we recorded a total of approximately $123,000 and $99,000 in depreciation expense allocated to each functional area per the table below.  The overall $24,000 increase in depreciation was attributable to purchases of production equipment to support the revenue growth.  We depreciate our assets on a straight-line basis, principally over five to seven years.

The following table shows the allocation of depreciation for the three months ended September 30, 2012 and 2011, to operating departments:

	Three Months Ended September 30,
Depreciation expense included in:	2012	2011
Cost of products sold	$41,760	$25,594
Research and development	29,804	31,480
Selling, general and administrative	51,370	41,915
	$122,934	$98,989

Share-based compensation for the three months ended September 30, 2012 and 2011, was approximately $670,000 and   $286,000, respectively, an increase of approximately $384,000 or 134.3%.  Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives was the primary reason for the increase in expense.  The following table shows the allocation of share-based compensation for the three and nine months ended September 30, 2012 and 2011, to operating departments:

	Three Months Ended September 30,
Share-based compensation included in:	2012	2011
Cost of products sold	$11,643	$17,549
Research and development	70,754	44,830
Selling, General and administrative	587,072	223,359
	$669,469	$285,738

We recorded approximately $450,000 and $334,000 in amortization expense related to intangible assets in the three months ending September 30, 2012 and 2011, respectively.  The increase in amortization expense in the most recent quarter was a result of initiating amortization expense related to the acquired Research and Development costs associated with our micronized EpiFix® product.  After completing the developmental stage, we began selling the micronized product in early 2012, and recorded amortization expense of $90,000 during the most recent quarter.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Intangible Asset Impairment

We tested for impairment of the Intangible Assets related to the Licenses for SaluMedica LLC. Spine Repair and Polyvinyl Alcohol Cryogel as of September 30, 2012 using an undiscounted cash flow methodology. The impairment was the result of the HydroFix product line experiencing slower than projected growth in each of its markets.

Because our test indicated that the carrying value of the assets related to HydroFix exceeded its fair value, an impairment loss of approximately $1,799,000 was recognized and the intangible asset carrying amount was adjusted to its new basis. The Impairment was reported as a separate line item in the Condensed Consolidated Statement of Operations and included in the reported Loss From Operations.

All other intangible assets will be tested as of December 31, 2012 as per the date of our regular annual testing.

Fair value Adjustment of Earnout Liability

 As of September 30, 2012, the Company evaluated the 2012 contingent liability associated with the acquisition of Surgical Biologics, LLC. Based upon operating results for the nine months ended September 30, 2012, and an estimate of fourth quarter tissue related revenue, the Company recorded a fair value adjustment of $1,320,000 and increased the 2012 earn-out liability to $5,545,280.

Net Interest Expense

We recorded financing and net interest expense of approximately $585,000 during the three months ended September 30, 2012, compared with approximately $113,000 of financing and net interest expense during the three months ended September 30, 2011.  The increase of approximately $472,000 is primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012				2011
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$181,224	$16,384	$—	$197,608	$11,084	$16,384	$—	$27,468
Convertible Debt related to acquisition	3,821	585	—	4,406	69,605	12,603	—	82,208
Convertible Senior Secured Promissory Notes	248,854	126,027	—	374,881	—	—	—	—
Deferred financing related to Senior Secured Promissory Notes	5,164	—	—	5,164	—	—	—	—
Other	—	—	2,586	2,586	—	—	3,690	3,690
	$439,063	$142,996	$2,586	$584,645	$80,689	$28,987	$3,690	$113,366

Results of Operations comparison for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenue

Total revenue increased approximately $11,419,000 to $16,544,000 for the nine months ended September 30, 2012, as compared to $5,125,000 for the nine months ended September 30, 2011.  The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  The Company experienced strong demand in the Spine, Wound Care, Ophthalmology, Sports Medicine and Orthopedics markets.  Increased demand for the Spine, Orthopedic and Sports Medicine allografts was a result of growth in business with the Company’s indirect sales force which consists of independent sales agents and distributors. This growth over the prior period was driven by the addition of certain distributors as well as the continued expansion and growth of our existing distribution network. The growth in Wound and to a lesser degree Sports Medicine was driven by the addition of a direct sales force in the period focusing on Government accounts. The sales executives hired have extensive experience in the wound care sector. On a year to date basis, the Spine, Orthopedics and Sports Medicine market shipments exceed shipments into the wound care market.

Tissue Processing Costs and Cost of Products Sold

Cost of products as a percentage of revenue improved to 21.2% from 47.6% as compared to prior year.  The improvement was due primarily to the increase in revenue and product mix.  During the second quarter the Company increased its clean room capacity from one line to three lines. In the third quarter that Company more than doubled the number of tissue processors to fully staff the new production lines. The expansion of production capacity was driven by increased demand for processed tissue. The new hires were given extensive training during the third quarter resulting in increasing daily processing rates over the course of the quarter. It is anticipated that production efficiencies will improve in subsequent quarters for these new hires. Personnel costs represent approximately $1,918,000 or 54.8% of total manufacturing, quality assurance and regulatory spending for the nine months ended September 30, 2012.

Beginning in 2012, the Company decided to allocate both depreciation expense and share-based compensation to each functional area. These expenses were reclassified in the prior year to maintain comparability. The amount of depreciation expense in cost of products sold was approximately $115,000 and $78,000, and the amount of share-based compensation in cost of products sold was $65,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) decreased approximately $567,000 or 24.5% to $1,749,000 during the nine months ended September 30, 2012, compared to approximately $2,316,000 in the prior year.  The decrease is primarily related to the closure of our Tampa research facility in mid-2011, along with decreased spending on animal studies for our CollaFix™ and HydroFix® products.  Approximately $542,000, or 31.0%, of R&D expenses for the nine months ended September 30, 2012 were attributable to personnel costs, compared to approximately $620,000 or 26.8% for the nine months ended September 30, 2011.  Development and testing costs were approximately $94,000 and $497,000 for the nine months ended September 30, 2012 and 2011, respectively.  This decrease of approximately $403,000 is a result of lower costs in animal studies related to our CollaFix™ and HydroFix® products.  Additionally, as described above in Cost of Products Sold, beginning in 2012, we decided to allocate both depreciation expense and share-based compensation expense to other functional areas, and have reclassified prior year amounts to maintain comparability.  During the nine months ended September 30, 2012 and 2011, we recorded approximately $90,000 and $91,000 for depreciation expense, respectively, and approximately $218,000 and $229,000 for share-based compensation expense, respectively, to research and development.

Our research and development expenses consist primarily of internal personnel costs, fees paid to external consultants, and supplies and instruments used in our laboratories.  During the current year, the Company filed 3 international patent applications for the amniotic tissue technology and 1 international patent application for the collagen technology.  The Company also filed 11 US patent applications, including 6 non-provisional applications for the amnion technology, 4 provisional applications for the amnion technology and 1 non-provisional application for the collagen technology.  Additionally, during the current year the Company was granted 3 US patents for the hydrogel technology, 1 US patent for the collagen technology, and 2 European patents for the collagen technology.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the nine months ended September 30, 2012, increased approximately $4,868,000 or 63.3% to $12,561,000 compared to $7,693,000 for the nine months ended September 30, 2011.  Selling expense increases were driven by costs associated with building our direct sales organization for government accounts and to a lesser degree our commercial direct sales organization as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement including our 24-hour reimbursement hotline, our information technology infrastructure to help manage the growth of the business, increased share based compensation expense and a provision for anticipated costs associated with its management incentive program.   General and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs represent approximately $5,459,000 or 43.5% of total Selling, General and Administrative expenses in the nine months ended September 30, 2012, compared to approximately $2,335,000 or 30.4% in the nine months ended September 30, 2011.

Historically, the Company has reported depreciation and share-based compensation expense as part of selling, general and administrative expense. The Company decided to report these expenses in each functional area in order to more accurately present all of the costs attributable to each functional area. During the nine months ended September 30, 2012 and 2011, we recorded a total of approximately $354,000 and $331,000 in depreciation expense allocated to each functional area per the table below.  The overall $23,000 increase in depreciation was attributable to the purchase of additional production and office equipment and leasehold build-out to support our revenue growth and additional staff.  We depreciate our assets on a straight-line basis, principally over five to seven years.

The following table shows the allocation of depreciation for the nine months ended September 30, 2012 and 2011, to operating departments:

	Nine Months Ended September 30,
Depreciation expense included in:	2012	2011
Cost of products sold	$114,729	$78,350
Research and development	90,491	90,694
Selling, general and administrative	149,206	161,808
	$354,426	$330,852

Share-based compensation for the nine months ended September 30, 2012 and 2011, was approximately $1,756,000 and $1,317,000, respectively, an increase of approximately $439,000 or 33.3%.  Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives was the primary reason for the increase in expense.  The following table shows the allocation of share-based compensation for the nine months ended September 30, 2012 and 2011, to operating departments:

	Nine Months Ended September 30,
Share-based compensation included in:	2012	2011
Cost of products sold	$65,132	$71,570
Research and development	217,885	229,401
Selling, General and administrative	1,472,652	1,016,443
	$1,755,669	$1,317,414

We recorded approximately $1,118,000 and $1,002,000 in amortization expense related to intangible assets in the nine months ending September 30, 2012 and 2011, respectively.  The increase of approximately $116,000 is the result of additional amortization recognized in the current year related to our development costs of our micronized EpiFix® product that we began selling in early 2012.  We amortize our intangible assets over a period of three to fourteen years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test at least annually our goodwill for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Intangible Asset Impairment

We tested for impairment of the Intangible Assets related to the Licenses for SaluMedica LLC. Spine Repair and Polyvinyl Alcohol Cryogel as of September 30, 2012 using an undiscounted cash flow methodology. The impairment was the result of the HydroFix product line experiencing slower than projected growth in each of its markets.

Because our test indicated that the carrying value of the assets related to HydroFix exceeded its fair value, an impairment loss of approximately $1,799,000 was recognized and the intangible asset carrying amount was adjusted to its new basis. The Impairment was reported as a separate line item in the Statement of Operations and included in the reported Loss From Operations.

All other Intangible assets will be tested as of December 31, 2012 as per the date of our regular annual testing.

Fair value Adjustment of Earnout Liability

 As of September 30, 2012, the Company evaluated the 2012 contingent liability associated with the acquisition of Surgical Biologics, LLC. Based upon operating results for the nine months ended September 30, 2012, and an estimate of fourth quarter tissue related revenue, the Company recorded a fair value adjustment of $1,320,000 and increased the 2012 earn-out liability to $5,545,280.

Net Interest Expense

We recorded financing and net interest expense of approximately $1,673,000 during the nine months ended September 30, 2012, compared with approximately $292,000 of financing and net interest expense during the nine months ended September 30, 2011.  The increase of approximately $1,382,000 is primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for each of the nine months ended September 30, 2012 and 2012:

	Nine Months Ended September 30,
	2012				2011
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$343,527	$48,794	$—	$392,321	$22,002	$26,342	$—	$48,344
Convertible Debt related to acquisition	170,509	21,078	—	191,587	192,204	36,712	—	228,916
Convertible Senior Secured Promissory Notes	693,552	373,973	—	1,067,525	—	—	—	—
Deferred financing related to Senior Secured Promissory Notes	14,701	—	—	14,701	—	—	—	—
Other	—	—	7,351	7,351	—	—	14,391	14,391
	$1,222,289	$443,845	$7,351	$1,673,485	$214,206	$63,054	$14,391	$291,651

Liquidity and Capital Resources

Revenue continues to increase quarter over quarter while management maintains tight controls over spending.  As of September 30, 2012, the Company had approximately $7,621,000 of cash and cash equivalents.  The Company reported total current assets of approximately $16,140,000 at September 30, 2012 and total current liabilities payable in cash of approximately $5,003,000 at September 30, 2012, after adjusting for the short term earn-out liability payable in MiMedx common stock in the second quarter of 2013.  Additionally, the current liabilities include a convertible line of credit of approximately $1,174,000 which is due to be paid in December 2012 but can be extended for an additional 12 months with a one-time payment of 5% of the principal balance due, or $65,000, in December 2012. Therefore the current liabilities after adjustment for the earn-out and the convertible line of credit are approximately $3,894,000 which results in a current ratio of 4.14. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities and pay its debt when due for the next twelve months.

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2012:

	Payments due by period
Contractual Obligations	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior secured promissory notes	$5,000,000	—	$5,000,000	—	—
Convertible debt, line of credit with related party	1,300,000	1,300,000	—	—	—
Employment agreements	55,421	55,421	—	—	—
Operating lease obligations	607,169	374,025	233,144	—	—
Consulting agreements	187,132	90,853	96,279	—	—
Royalty payments	95,000	95,000	—	—	—
	$7,244,722	$1,915,299	$5,329,423	—	—

Discussion of cash flows

Net cash used in operations during the nine months ended September 30, 2012, decreased approximately $2,548,000 to $2,461,000 compared to $5,009,000 used in operating activities for the nine month period ended September 30, 2011, primarily attributable to our increased sales activity, improved gross margins and reduced spending in research and development.

Net cash used in investing activities during the nine months ended September 30, 2012, decreased approximately $482,000 to $402,000 compared to $884,000 used in investing activities for the nine month period ended September 30, 2011.  The decrease was due to the acquisition of Surgical Biologics in 2011 and no acquisitions in 2012.

Net cash flows from financing activities during the nine months ended September 30, 2012 increased approximately $1,182,000 to $6,372,000 compared to $5,190,000 during the three months ended September 30, 2011.  Cash flows from financing activities during the current year include approximately $5,925,000 received from the exercise of warrants, $885,000 received from the exercise of stock options, $427,000 in payments related to the acquisition of Surgical Biologics, and $11,000 in payments on an equipment lease.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA for the third quarter of 2012 was approximately $726,000 which is an improvement of approximately $1,660,000 as compared to the prior year quarter.  This improvement was the result of increased revenue, improved gross margins and reduced spending in research and development.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Loss (Per GAAP)	$(4,219,370)	$(1,765,723)	$(6,057,092)	$(7,616,791)

Add back:
Income Taxes	-	-	-	-

Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	3,821	69,605	170,509	192,204

Financing expense associated with beneficial conversion of Line of Credit with Related Party	181,224	11,084	343,527	22,002

Financing expense associated with beneficial conversion of Senior Secured Promissory Note	248,854	-	693,552	-

Other interest expense, net	150,746	32,677	465,897	77,445

Depreciation Expense	122,934	98,989	354,425	330,851
Amortization Expense	449,691	333,977	1,117,646	1,001,931
Employee Share Based Compensation	554,136	222,792	1,432,627	1,028,801
Other Share Based Compensation	115,333	62,946	323,042	288,614
Impairment of Intangible Assets	1,798,495	-	1,798,495	-
Fair Value Adjustment of Earn-out Liability	1,320,000	-	1,320,000	-

Earnings/(Loss) Before Interest, Taxes, Depreciation, Amortization, Share-Based Compensation, Impairments and FV Adjustments	$725,864	$(933,653)	$1,962,628	$(4,674,943)

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2011.  During the first nine months of fiscal 2012, there were no material changes to the accounting policies and assumptions previously disclosed.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market Concentrations and Credit Risk

Distribution – The Company’s principal concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 78% of revenue for the three months ended September 30, 2012, including one customer who represented 62%, and a second customer who represented 16% of total revenue.

The Company’s accounts receivable are derived from customers primarily located in the United States of America.  One customer accounted for 59% of the total accounts receivable as of September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued 2,632,576 shares of Common Stock valued at $3,185,223 for payment of the 2011 Earn-out liability related to its acquisition of Surgical Biologics, issued 893,267 shares of Common Stock valued at $893,267 for payment of the Convertible Promissory Notes related to its acquisition of Surgical Biologics, issued 7,857,266 shares of Common Stock valued at $5,925,539 for exercise of warrants, issued 167,086 shares of Common Stock valued at $184,653 for accrued Director’s fees, and issued 216,085 shares of Common Stock for cashless exercises of warrants.

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

We did not repurchase any shares during the three months or nine months ended September 30, 2012, and currently have no share repurchase plans or programs.

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

November 13, 2012
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer