Form 10-Q
period 2013-03-31
MIMEDX GROUP, INC.
filed 2013-05-10
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 19, 2013, there were 95,944,519 shares outstanding of the registrant’s common stock.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$5,725,107	$6,754,485
Accounts receivable, net	9,821,503	7,653,561
Inventory, net	3,956,339	3,022,784
Prepaid expenses and other current assets	1,186,417	657,961

Total current assets	20,689,366	18,088,791

Property and equipment, net of accumulated depreciation of $2,378,590 and $2,279,840, respectively	1,153,667	1,071,625
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization of $5,111,352 and $4,848,756, respectively	11,649,153	11,911,749
Deposits and other long term assets	319,545	70,000

Total assets	$37,852,174	$35,182,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,056,707	$1,251,684
Accrued compensation	3,518,769	2,753,237
Accrued expenses	1,227,485	990,697
Other current liabilities	167,600	75,154
Total current liabilities	5,970,561	5,070,772

Earn-out liability payable in MiMedx common stock	-	5,792,330
Convertible Senior Secured Promissory Notes, net	-	4,012,442
Other Liabilities	288,438	299,762
Total liabilities	6,258,999	15,175,306

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock; $.001 par value; 130,000,000 shares authorized; 95,825,353 issued and 95,775,353 outstanding for 2013 and 88,423,169 issued and 88,373,169 outstanding for 2012	95,824	88,423
Additional paid-in capital	102,826,481	89,627,601
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(71,304,130)	(69,683,722)
Total stockholders' equity	31,593,175	20,007,302

Total liabilities and stockholders' equity	$37,852,174	$35,182,608

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Net sales	$11,556,493	$3,705,808
Cost of sales	1,905,020	958,855
Gross margin	9,651,473	2,746,953

Operating expenses:
Research and development expenses	1,246,757	407,072
Selling, general and administrative expenses	8,369,010	2,637,269
Amortization of intangible assets	262,596	333,977

Operating income (loss)	(226,890)	(631,365)

Other income (expense), net
Amortization of debt discount	(1,328,439)	(310,477)
Interest expense, net	(14,804)	(151,810)

Income (loss) before income tax provision	(1,570,133)	(1,093,652)
Income tax provision	(50,275)	-

Net Income (loss)	$(1,620,408)	$(1,093,652)

Net income (loss) per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	93,128,466	74,872,122

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013
(unaudited)

	Convertible
	Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance December 31, 2012	-	$-	88,423,169	$88,423	$89,627,601	$(25,000)	$(69,683,722)	$20,007,302

Share-based compensation expense	-	-	-	-	984,792	-	-	984,792

Exercise of stock options	-	-	170,099	170	232,361	-	-	232,531

Exercise of warrants	-	-	785,166	785	923,839	-	-	924,624

Common stock issued for 5% convertible note	-	-	5,272,004	5,272	5,266,732	-	-	5,272,004

Common stock issued for earn-out liability	-	-	1,174,915	1,174	5,791,156	-	-	5,792,330

Net income (loss )	-	-	-	-	-	-	(1,620,408)	(1,620,408)

Balance March 31, 2013	-	$-	95,825,353	$95,824	$102,826,481	$(25,000)	$(71,304,130)	$31,593,175

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(1,620,408)	$(1,093,652)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	98,751	110,388
Amortization of intangible assets	262,596	333,977
Amortization of debt discount and deferred financing costs	1,328,439	310,477
Share-based compensation	984,792	500,985
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,167,942)	(961,633)
Inventory	(933,555)	(82,914)
Prepaid expenses	(555,692)	(212,831)
Other assets	(249,545)	-
Accounts payable	(194,977)	(232,054)
Accrued compensation	765,532	103,616
Accrued expenses	236,788	(224,282)
Accrued interest	(41,641)	150,013
Other liabilities	(11,324)	9,971
Net cash flows from operating activities	(2,098,186)	(1,287,939)

Cash flows from investing activities:
Purchases of equipment	(73,534)	(46,794)
Net cash flows from investing activities	(73,534)	(46,794)

Cash flows from financing activities:
Proceeds from exercise of warrants	924,624	322,673
Proceeds from exercise of stock options	232,531	171,000
Repayment of convertible debt related to acquisition	-	(250,000)
Payments under capital lease obligations	(14,813)	-
Net cash flows from financing activities	1,142,342	243,673

Net change in cash	(1,029,378)	(1,091,060)

Cash and cash equivalents, beginning of period	6,754,485	4,112,326
Cash and cash equivalents, end of period	$5,725,107	$3,021,266

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs’”) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013.

The Company operates in one business segment, Biomaterials, which includes the design, manufacture, and marketing of products and amnion tissue processing for a variety of surgical applications using the Company’s proprietary biomaterials—CollaFix™, HydroFix®, EpiFix® and AmnioFix®.

2.	Significant Accounting Policies

Please see Note 2 to our Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, for a description of all significant accounting policies.

Reclassifications

Certain items previously reported in combined financial statement captions have been reclassified to conform to the current financial statement presentation. These reclassifications did not affect total assets, total liabilities, and stockholders’ equity.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customer’s current creditworthiness, customer concentration, age of accounts receivable balance and general economic conditions that may affect the customer’s ability to pay.  The Company has $76,000 and $49,000 in the allowance for doubtful accounts as of March 31, 2013 and December 31, 2012, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the three months ended March 31, 2013 was $27,000 compared to $4,000 for the three months ended March 31, 2012. There were no write – offs during the reporting periods.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for our excess inventory charge. Our excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with operations to maximize recovery of excess inventory.

Revenue Recognition

The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $190,000 and $39,000 for net sales returns provisions for the three months ended March 31, 2013 and 2012, respectively, and there were approximately $156,000 and $0 of charges against the provision during the three months ended March 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. For the three months ended March 31, 2013 and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

3.	Liquidity and Management’s Plans

As of March 31, 2013, the Company had approximately $5,725,000 of cash and cash equivalents.  The Company reported total current assets of approximately $20,689,000 and current liabilities of approximately $5,971,000 as of March 31, 2013.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities for the next twelve months.

4.	Inventories

Inventories consisted of the following items as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$279,442	$233,747
Work in process	$2,630,888	$1,598,537
Finished goods	$1,230,124	$1,349,121
	4,140,454	3,181,405
Reserve for obsolescence	$(184,115)	$(158,621)
Inventory, net	$3,956,339	$3,022,784

5.	Property and Equipment

Property and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Leasehold improvements	$1,129,488	$1,022,230
Lab and clean room equipment	1,887,645	1,887,645
Furniture and office equipment	433,314	431,563
Construction in progress	81,810	10,027
	3,532,257	3,351,465
Less accumulated depreciation	(2,378,590)	(2,279,840)
	$1,153,667	$1,071,625

6.	Intangible Assets and Royalty Agreement

Intangible assets activity is summarized as follows:

		March 31, 2013				December 31, 2012

	Weighted
	Average	Gross		Net	Gross			Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Lives	Value	Amortization	Value	Value	Adjustment	Amortization	Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(612,533)	$383,467	$996,000	$—	$(587,633)	$408,367
License - SaluMedica LLC Spine Repair (b)	10 years	1,547,324	(1,547,324)	-	2,399,000	(851,676)	(1,547,324)	-
License - Polyvinyl Alcohol Cryogel (c)	10 years	1,720,181	(1,255,692)	464,489	2,667,000	(946,819)	(1,223,561)	496,620
Customer Relationships (d)	14 years	3,520,000	(565,714)	2,954,286	3,520,000		(502,857)	3,017,143
Supplier Relationships (d)	14 years	241,000	(38,732)	202,268	241,000		(34,428)	206,572
Patents & Know-How (d)	14 years	5,530,000	(888,750)	4,641,250	5,530,000		(790,000)	4,740,000
Micronized Processing Know-How (d)	14 years	2,160,000	(192,857)	1,967,143	2,160,000		(154,286)	2,005,714
Licenses/Permits (d)	3 years	13,000	(9,750)	3,250	13,000		(8,667)	4,333
		15,727,505	(5,111,352)	10,616,153	17,526,000	(1,798,495)	(4,848,756)	10,878,749
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	1,008,000	—	—	1,008,000
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	25,000	—	—	25,000
		$16,760,505	$(5,111,352)	$11,649,153	$18,559,000	$(1,798,495)	$(4,848,756)	$11,911,749

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

(b)
License from SaluMedica, LLC (SaluMedica) for the use of certain developed technologies related to spine repair.  This license was acquired through the acquisition of SpineMedica Corp.  In September 2012, the cost of this license was deemed to be impaired and reduced to its fair value.

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol hydrogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  In September 2012, the cost of the license was deemed to be impaired and reduced to its fair value.  At March 31, 2013 and December 31, 2012, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

Future Amortization Expense

Expected future amortization of intangible assets is as follows:

Estimated
Amortization
Year ending December 31,	Expense
2013	$787,785
2014	1,046,047
2015	1,023,992
2016	976,998
2017	886,801
Thereafter	5,894,530
$10,616,153

(a)	Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after March 31, 2013.

7.	Long-Term Debt

The following table summarizes our long-term debt:

	March 31,	December 31,
	2013	2012
$5M Convertible Senior Secured Promissory Notes including interest at 5% per annum payable quarterly through December 31, 2013, and an additional one time 5% interest charge payable on January 15, 2013 if not repaid by December 31, 2012, collateralized by a first priority lien shared equally with holder of the Convertible Line of Credit with Related Party in all of the patents and intellectual property owned by the Company subordinated to the Convertible Debt related to acquisition for Surgical Biologics intellectual property until repaid. (a)	$-	$5,313,645

Total debt	$-	$5,313,645

Less unamortized debt discount	-	(1,301,203

Less current portion	-	-

Long-term portion	$-	$4,012,442

(a) Investors received First Contingent Warrants (25% of amount invested) and Second Contingent Warrants (25% of amount invested) at an exercise price of $.01 per share. On December 31, 2011, a total of 1,250,000 First Contingent Warrants were vested. In July 2012, a total of 1,250,000 Second Contingent Warrants were voided due to the Company's share price trading at or above $1.75 for ten consecutive trading days. The additional interest resulting from the beneficial conversion feature, inclusive of the First Contingent Warrants, totaled $2,278,052 which was recorded as a debt discount and was amortized to interest expense using the effective interest rate over the life of the note.

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

As of December 31, 2012, the Company had not repaid the Notes in full and as a result requires the Company to pay each lender an additional interest payment in the amount of five percent (5%) of the aggregate outstanding principal amount of such lender’s Notes as of December 31, 2012.  The additional interest was accrued on a monthly basis during the year.

In conjunction with the sale of the Notes, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  The warrants expire in five years.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 are recorded as deferred financing costs and are being amortized over the term of the Notes using the effective interest method.  Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.

During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the Chief Executive Officer’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the quarter ended March 31, 2013.

8.	Net Income (loss) Per Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method.  For all periods presented, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, warrants and convertible debt would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2013	2012
Net income (loss)	$(1,620,408)	$(1,093,652)
Denominator for basic earnings per share - weighted average shares	93,128,466	74,872,122
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—

Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	93,128,466	74,872,122

Income (loss) per common share - basic and diluted	$(0.02)	$(0.01)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three months ended March 31,
	2013	2012
Outstanding Stock Options	16,022,703	12,517,000
Outstanding Warrants	2,344,002	7,891,567
Convertible Debt, promissory notes	—	5,131,018
Convertible Line of Credit with Related Party	—	1,358,931
Convertible Debt, Acquisition	—	1,059,836
	18,366,705	27,958,352

9.	Equity

Stock Incentive Plans

The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2013 totaled 375,000.  On March 6, 2013, the Board of Directors approved 6,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 22,500,000 at March 31, 2013, subject to the ratification and approval by the Company’s stockholders.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	13,614,135	$1.42
Granted	2,645,000	$5.04
Exercised	(170,099)	$1.37
Unvested options forfeited	(59,667)	$2.32
Vested options expired	(6,666)	$1.15
Outstanding at March 31, 2013	16,022,703	$2.02

Vested at March 31, 2013	6,853,995	$1.11	6.7	$27,258,080
Vested or expected to vest at March 31, 2013	15,641,584	$1.98	8.1	$48,645,480

(a)	Includes forfeiture adjusted unvested shares.

The intrinsic value of the options exercised during the three months ended March 31, 2013, was approximately $613,000.

Following is a summary of stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	2,319,500	5.2	$0.67	2,319,500	$0.67
$0.87 - $1.35	7,002,003	8.3	1.19	3,092,797	1.19
$1.40 - $2.29	1,851,700	6.7	1.63	1,441,698	1.66
$2.33 - $3.75	2,179,500	9.5	2.75	─	─
$3.85 - $5.80	2,670,000	9.9	5.03	─	─
	16,022,703	8.1	$2.02	6,853,995	$1.11

Total unrecognized compensation expense related to granted stock options at March 31, 2013, was approximately $12,961,000 and is expected to be recognized over a weighted-average period of 2.6 years.

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

The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three months ended March 31,
	2013	2012
Expected volatility	64.3%	58.3%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.98%-1.86%	0.88%

The weighted-average grant date fair value for options granted during the three months ended March 31, 2013 was approximately $2.94

During the first quarter of 2013, the Company granted 250,000 shares of restricted stock with a weighted-average grant date fair value of $5.07 which vest over a three year period.  As of March 31, 2013, there was approximately $1,262,000 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.93 years.

For the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2013	2012
Cost of products sold	$50,162	$24,010
Research and development	75,978	71,520
Selling, general and administrative	858,652	405,455
	$984,792	$500,985

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

Following is a summary of the warrant activity for the three months ended March 31, 2013:

	Number of Warrants	Weighted- Average Exercise Price per Warrant
Warrants outstanding at January 1, 2013	3,129,168	$1.04
Warrants exercised:
Contingent warrants related to private placement of common stock	(62,500)	0.01
Callable warrants	(266,666)	1.50
Other	(456,000)	1.15
Warrants outstanding at March 31, 2013	2,344,002	$1.00

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

These warrants are not mandatorily redeemable, and do not obligate the Company to repurchase its equity shares by transferring assets or issue a variable number of shares.

The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.

All of our warrants are classified as equity as of March 31, 2013 and December 31, 2012.

10.	Income taxes

The Company has incurred net losses since its inception, and therefore, no current income tax liabilities have been incurred for the periods presented.  However, the Company does have franchise tax obligations in certain states.  This expense and related liability is included in the accompanying financial statements as income tax provision and accounts payable, respectively.  The amount of federal operating loss carryforwards was approximately $43,100,000 at March 31, 2013.  A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of March 31, 2013.  Additionally, the Company has various tax credit carryforwards of approximately $1,400,000 as of March 31, 2013.

11.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

	Three Months Ended
	March 31,
	2013	2012
Cash paid for interest	$3,688	$2,435
Income taxes paid	7,275	-
Purchases of property, plant and equipment financed via capital leases	107,259	-
Stock issuance in lieu of Director's fees	-	184,653
Deferred financing costs	27,236	4,747
Beneficial conversion related to line of credit with related party	-	514,456
Stock issuance in connection of Earn Out Liability	5,792,330	-
Stock issuance in exchange for convertible debt	5,272,004	-
Cashless exercise of warrants	-	136

12.	Leased Equipment under Capital Leases

	March 31, 2013	December 31, 2012
Leased equipment under capital leases
Leased equipment under capital leases	$175,793	$84,650
Less: payments under capital lease obligations	14,813	16,116
Leased equipment under capital leases, net	$160,980	$68,534

The Company has capital leases with interest rates ranging from 6.78% to 12.34% and maturity dates from June 2015 through January 2018.

13.	Contractual Commitments

In addition to the Capital Leases noted above, the Company has entered into operating lease agreements for facility space and equipment. In addition, the Company has minimum royalty payments due in conjunction with one of its licenses.  The estimated annual lease and royalty expense are as follows:

12-month period ended March 31
2014	$295,553
2015	142,767
2016	50,000
2017	50,000
Thereafter	387,500
$925,820

14.	Subsequent Events

         As a condition of the lease for new office space that will commence on May 1, 2013 the Company was obligated to post an additional security deposit of approximately $250,000 which it deposited on April 5, 2013 increasing the total amount deposited to approximately $500,000.

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

Recent Events

During the months of January and February 2013, all holders of the Convertible Senior Secured Promissory Notes converted their interest in this obligation to shares of MiMedx common stock.  The number of shares of common stock issued as a result of these transactions totaled approximately 5,272,000.  In connection with this conversion, the Company expensed, during the quarter, approximately $1,328,000 of debt discount and deferred financing costs.  Included in this total are approximately 532,000 shares representing the Chief Executive Officer’s conversion of his Note.

On January 31, 2013, the Company entered into a lease agreement (the “Lease”) under which the Company will lease approximately 80,000 square feet of office, laboratory and warehouse space in Marietta, Georgia.  The building will become the Company’s new corporate headquarters.  The initial term of the lease is sixty nine (69) months commencing on
May 1, 2013.  Base rental payments over the term of the lease total approximately $6,700,000.  Under the Lease, the Company has posted a security deposit of approximately $500,000 of which $250,000 was paid after the end of the first quarter 2013.

In March of 2013, the Company issued approximately 1,175,000 shares of Common Stock in final settlement of the earn-out liability connected with the 2011 acquisition of Surgical Biologics.

During the quarter, the Company was granted one international patent for the hydrogel technology, one US patent for the collagen technology, and four US patents for the amnion technology.  Additionally, we filed sixteen applications during the most recent quarter, including five non-provisional applications for the collagen technology and eleven non-provisional applications for the amnion technology.

Results of Operations Comparison for the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenue

Total revenue increased approximately $7,851,000 to $11,557,000 for the three months ended March 31, 2013, as compared to $3,706,000 for the three months ended March 31, 2012.  The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  The Company experienced an approximate increase of $2,551,000 or 127% in demand in the Surgical and Sports Medicine market. This growth over prior year was driven by increased use of our AmnioFix injectable products as well as additional surgical applications where the anti-scarring properties of the tissue were deemed to be beneficial. The growth in Wound Care market revenue of approximately $5,184,000 or 444% as compared to $1,169,000 in the prior year driven by the addition of a direct sales force starting in the third quarter of 2012 and continuing into the first quarter of 2013 focusing on Government accounts. The sales executives hired have extensive experience in the wound care sector and maintain direct relationships with the physicians. Sales to Government accounts are sold through a distributor who handles all of the contracting matters including invoicing and collection.  This distributor is also a service disabled veteran owned small business.  The Other markets category which includes our Ophthalmic and Dental tissue based products which are sold on an OEM basis as well as our HydroFix® medical device product sold through distributors increased approximately $115,000 or22% as compared to prior year.

Tissue Processing Costs and Cost of Products Sold

Cost of products sold as a percentage of revenue improved to 16.5% from 25.9% as compared to prior year.  The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs. Personnel costs represent approximately $1,127,000 or 59.2% of total manufacturing, quality assurance and recovery spending for the three months ended year March 31, 2013.

Research and Development Expenses

Our research and development expenses (“R&D expenses”) increased approximately $840,000 or 206.3% to $1,247,000 during the three months ended March 31, 2013, compared to approximately $407,000 in the prior year.  The increase is primarily related to increased investments in clinical trials and patent related costs.  Approximately $233,000, or 18.7%, of R&D expenses for the three months ended March 31, 2013 were attributable to personnel costs, compared to approximately $136,000 or 33.4% for the three months ended March 31, 2012.

Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended March 31, 2013, increased approximately $5,732,000 to $8,369,000 compared to $2,637,000 for the three months ended March 31, 2012.  Selling expense increases were driven by costs associated with building our direct sales organization for Government accounts and to a lesser degree our commercial direct sales organization as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement including our reimbursement hotline, our information technology infrastructure to help manage the growth of the business, increased share based compensation expense and a provision for anticipated costs associated with its management incentive program.   Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.  Personnel costs, excluding sales commissions and bonuses, represent approximately $1,571,000 or 18.8% of total Selling, General and Administrative expenses in the first quarter of 2013.

Net Interest Expense

We recorded financing and net interest expense of approximately $1,343,000 during the three months ended March 31, 2013, compared with approximately $462,000 of financing and net interest expense during the three months ended March 31, 2012.  The increase of approximately $881,000 is primarily due to the acceleration of debt discount related to the conversion of our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013				2012
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible line of credit with related party	$—	$—	$—	$—	$11,423	$16,205	$—	$27,628
Converted debt related to acquisition	—	—	—	—	80,353	10,521	—	90,874
Convertible Senior secured promissory notes	1,328,439	11,571	—	1,340,010	213,954	123,288	—	337,242
Deferred financing related to senior secured promissory notes	—	—	—	—	4,747	—	—	4,747
Other	—	—	3,233	3,233	—	—	1,796	1,796
	$1,328,439	$11,571	$3,233	$1,343,243	$310,477	$150,014	$1,796	$462,287

Liquidity and Capital Resources

Revenue continues to increase quarter over quarter while management maintains tight controls over spending.  As of March 31, 2013, the Company had approximately $5,725,000 of cash and cash equivalents.  The Company reported total current assets of approximately $20,689,000 and total current liabilities of approximately $5,971,000 at March 31, 2013. The current ratio for the period decreased to 3.5 as compared to 3.6 as of December 31, 2012. Management believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

Contractual Obligations

Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of
March 31, 2013:

		Less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years

Capital lease obligations	$160,980	22,816	69,423	66,558	2,183
Operating lease obligations	375,820	243,630	132,190	-	-
Royalty payments	550,000	-	100,000	100,000	350,000
	$1,086,800	266,446	301,613	166,558	352,183

Discussion of cash flows

Net cash used in operations during the three months ended March 31, 2013, increased approximately $810,000 to $2,098,000 compared to $1,288,000 used in operating activities for the three months ended March 31, 2012, primarily attributable to increases in accounts receivable and inventory offset by increases in accrued compensation and accrued expenses.

Net cash used in investing activities during the three months ended March 31, 2013, increased approximately $27,000 to $74,000 compared to $47,000 used in investing activities for the three month period ended March 31, 2013.  The increase was due to increased purchases of property and equipment.

Net cash flows from financing activities during the three months ended March 31, 2013 increased approximately $898,000 to $1,142,000 compared to $244,000 during the three months ended March 31, 2012.  Cash flows from financing activities during the current quarter include approximately $925,000 received from the exercise of warrants, approximately $232,000 received from the exercise of stock options, and $15,000 in payments on capital lease obligations for equipment.

Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below).  The Adjusted EBITDA for the first quarter of 2013 was approximately $1,119,000 which is an improvement of approximately $805,000 as compared to the prior year quarter.  This improvement was the result of increased revenue and improved gross margins.

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

The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation:

	Three Months Ended March 31,
	2013	2012
Net Loss (Per GAAP)	$(1,620,408)	$(1,093,652)

Add back:
Income Taxes	50,275	-
Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	-	80,353
Financing expense associated with beneficial conversion of Line of Credit with Related Party	-	11,423
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	1,328,439	218,701
Other interest expense, net	14,804	151,810
Depreciation Expense	98,751	110,388
Amortization Expense	262,596	333,977
Share Based Compensation	984,792	500,985
Earnings/(Loss) Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$1,119,249	$313,985

Critical Accounting Policies

In preparing our financial statements we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2012.  During the first three months of fiscal 2013, there were no material changes to the accounting policies and assumptions previously disclosed.

Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Item 1 Financial Statements – Note 2.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the disclosures presented in the Company’s Form 10-K for the year ended December 31, 2012.  For a discussion of the Company’s market risks, see Item 7A - “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

Market Concentrations and Credit Risk

The Company’s principal market concentration of risk is related to its limited distribution channels.  Two customers accounted for approximately 75% of revenues for the quarter ended March 31, 2013, with one customer representing approximately 65% and another customer which represented approximately 10% of total revenue. The Company’s accounts receivable are derived from customers primarily located in the United States of America.  As of March 31, 2013 the same two customers accounted for approximately 76% of total accounts receivable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013 the holders of the Company’s convertible debt converted their interest in the notes to shares of Common Stock.  The number of shares issued as a result of these transactions totaled approximately 5,272,000.  The Company also issued approximately 1,175,000 shares of Common Stock in final settlement of the earn-out liability connected with the 2011 acquisition of Surgical Biologics.  Additionally, the Company issued approximately 785,000 shares of common stock and received cash proceeds of approximately $925,000 for the exercise of warrants during the period.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Reference	Description

10.1 #		Lease dated January 25, 2013 by and between MiMedx Group, Inc., and HUB Properties GA, LLC.
10.2		MiMedx Group, Inc., 2013 Management Incentive Plan (MIP) and Operating Incentive Plan (OIP) (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 12, 2013)
10.3		2013 Amendment to Assumed Stock Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 12, 2013)
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2013
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer