Form 10-Q
period 2013-06-30
MIMEDX GROUP, INC.
filed 2013-08-08
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission file number 0-52491

MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1775 West Oak Commons Ct NE Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)

(770) 651-9100
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
Yes ☐ No ☒

As of July 24, 2013, there were 96,374,784 shares outstanding of the registrant’s common stock.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related to, but not limited to, overall industry environment, delay in the introduction of products, regulatory delays, negative clinical results, and our financial condition.   These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K and in this Form 10-Q, as well as other reports that we file with the SEC.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,193,583	$6,754,485
Accounts receivable, net	11,761,874	7,653,561
Inventory, net	4,220,284	3,022,784
Prepaid expenses and other current assets	1,351,948	657,961

Total current assets	21,527,689	18,088,791

Property and equipment, net of accumulated depreciation of $2,517,774 and $2,279,840, respectively	2,990,746	1,071,625
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization of $5,378,990 and $4,848,756, respectively	11,724,210	11,911,749
Deposits and other long term assets	—	70,000

Total assets	$40,283,088	$35,182,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,837,711	$1,251,684
Accrued compensation	2,974,709	2,753,237
Accrued expenses	1,075,916	990,697
Other current liabilities	252,343	75,154
Total current liabilities	6,140,679	5,070,772

Earn-out liability payable in MiMedx common stock	—	5,792,330
Convertible Senior Secured Promissory Notes, net	—	4,012,442
Other liabilities	1,250,866	299,762
Total liabilities	7,391,545	15,175,306

Commitments and contingencies (Note 12)	—	—

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 96,356,451 issued and 96,306,451 outstanding for 2013 and 88,423,169 issued and 88,373,169 outstanding for 2012	96,356	88,423
Additional paid-in capital	104,881,706	89,627,601
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(72,061,519)	(69,683,722)
Total stockholders' equity	32,891,543	20,007,302

Total liabilities and stockholders' equity	$40,283,088	$35,182,608
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Net sales	$13,514,743	$4,884,256	$25,071,235	$8,590,064
Cost of sales	2,198,482	1,114,926	4,103,502	2,073,781
Gross margin	11,316,261	3,769,330	20,967,733	6,516,283

Operating expenses:
Research and development expenses	924,468	503,086	2,171,222	910,158
Selling, general and administrative expenses	10,868,372	3,049,783	19,237,384	5,687,052
Amortization of intangible assets	267,638	333,977	530,234	667,954

Operating income (loss)	(744,217)	(117,516)	(971,107)	(748,881)

Other income (expense), net
Amortization of debt discount	—	(472,749)	(1,328,439)	(783,226)
Interest expense, net	(13,172)	(153,804)	(27,976)	(305,614)

Income (loss) before income tax provision	(757,389)	(744,069)	(2,327,522)	(1,837,721)
Income tax provision	—	—	(50,275)	—

Net Income (loss)	$(757,389)	$(744,069)	$(2,377,797)	$(1,837,721)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	95,988,100	79,952,542	94,599,406	77,416,073
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013
(unaudited)

	Convertible Preferred Stock Series A				Additional Paid-in Capital
			Common Stock			Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance December 31, 2012	—	$—	88,423,169	$88,423	$89,627,601	$(25,000)	$(69,683,722)	$20,007,302
Share-based compensation expense	—	—	—	—	2,487,239	—	—	2,487,239
Exercise of stock options	—	—	489,197	489	542,352	—	—	542,841
Exercise of warrants	—	—	997,166	997	1,166,627	—	—	1,167,624
Common stock issued for 5% convertible note	—	—	5,272,004	5,272	5,266,732	—	—	5,272,004
Common stock issued for earn-out liability	—	—	1,174,915	1,175	5,791,155	—	—	5,792,330
Net income (loss )	—	—	—	—	—	—	(2,377,797)	(2,377,797)
Balance June 30, 2013	—	$—	96,356,451	$96,356	$104,881,706	$(25,000)	$(72,061,519)	$32,891,543
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,377,797)	$(1,837,721)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	237,934	231,491
Amortization of intangible assets	530,234	667,954
Amortization of debt discount and deferred financing costs	1,328,439	783,226
Share-based compensation	2,487,239	1,086,200
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,108,313)	(2,054,414)
Inventory	(1,197,500)	(249,337)
Prepaid expenses	(721,223)	(127,559)
Other assets	70,000	—
Accounts payable	586,027	(372,938)
Accrued compensation	221,472	119,241
Accrued expenses	85,219	(84,939)
Accrued interest	(41,641)	232,107
Other liabilities	46,362	7,878
Net cash flows from operating activities	(2,853,548)	(1,598,811)

Cash flows from investing activities:
Purchases of equipment	(1,052,930)	(238,498)
Patent application costs	(342,695)	—
Net cash flows from investing activities	(1,395,625)	(238,498)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,167,624	323,638
Proceeds from exercise of stock options	542,841	315,295
Repayment of convertible debt related to acquisition	—	(250,000)
Principal payments of equipment leases	(22,194)	(9,256)
Net cash flows from financing activities	1,688,271	379,677

Net change in cash	(2,560,902)	(1,457,632)

Cash and cash equivalents, beginning of period	6,754,485	4,112,326
Cash and cash equivalents, end of period	$4,193,583	$2,654,694
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Reclassifications
Certain items previously reported in financial statement captions have been reclassified to conform to the current financial statement presentation. These reclassifications did not affect total assets, total liabilities, and stockholders’ equity.
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
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers' current creditworthiness, customer concentrations, age of accounts receivable balance and general economic conditions that may affect the customers' ability to pay.  The Company has $44,000 and $49,000 in the allowance for doubtful accounts as of June 30, 2013 and December 31, 2012, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the six months ended June 30, 2013 was $27,000, and there were approximately $32,000 of write–offs during the same period.
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

Revenue Recognition
The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilized distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $281,000 and $107,000 for net sales returns provisions for the three months ended June 30, 2013 and 2012, respectively, and there were approximately $231,000 and $26,000 of charges against the provision during the three months ended June 30, 2013 and 2012, respectively. The Company recorded approximately $471,000 and $146,000 for net sales returns provisions for the six months ended June 30, 2013 and 2012, respectively, and there were approximately $397,000 and $26,000 of charges against the provision during the six months ended June 30, 2013 and 2012, respectively.

Patent Costs

The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $343,000 of patent costs during the first six months of 2013. There were not any patent costs capitalized for the six months ended June 30, 2012.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. For the six months ended June 30, 2013 and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our financial position or results of operations.

3.	Liquidity and Management’s Plans
As of June 30, 2013, the Company had approximately $4,194,000 of cash and cash equivalents.  The Company reported total current assets of approximately $21,528,000 and current liabilities of approximately $6,141,000 as of June 30, 2013.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs, fund its planned investing activities for the next twelve months.

4.	Inventories
Inventories consisted of the following items as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$270,441	$233,747
Work in process	2,765,802	1,598,537
Finished goods	1,425,996	1,349,121
	4,462,239	3,181,405
Reserve for obsolescence	(241,955)	(158,621)
Inventory, net	$4,220,284	$3,022,784

5.	Property and Equipment
Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Leasehold improvements	$2,147,775	$1,022,230
Lab and clean room equipment	1,901,219	1,887,645
Furniture and office equipment	903,433	431,563
Construction in progress	556,093	10,027
	5,508,520	3,351,465
Less accumulated depreciation	(2,517,774)	(2,279,840)
	$2,990,746	$1,071,625

Included in property and equipment is approximately $154,000 of capital leases. The corresponding liability is included in other liabilities in the accompanying consolidated balance sheet.

6.	Intangible Assets and Royalty Agreement
Intangible assets activity is summarized as follows:

	June 30, 2013				December 31, 2012
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Impairment Adjustment	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(637,433)	$358,567	$996,000	$—	$(587,633)	$408,367
License - SaluMedica LLC Spine Repair (b)	10 years	1,547,324	(1,547,324)	—	2,399,000	(851,676)	(1,547,324)	—
License - Polyvinyl Alcohol Cryogel (c)	10 years	1,720,181	(1,287,824)	432,357	2,667,000	(946,819)	(1,223,561)	496,620
Customer Relationships (d)	14 years	3,520,000	(628,572)	2,891,428	3,520,000	—	(502,857)	3,017,143
Supplier Relationships (d)	14 years	241,000	(43,036)	197,964	241,000	—	(34,428)	206,572
Patents & Know-How (d)	14 years	5,530,000	(987,500)	4,542,500	5,530,000	—	(790,000)	4,740,000
Micronized Processing Know-How (d)	14 years	2,160,000	(231,428)	1,928,572	2,160,000	—	(154,286)	2,005,714
Licenses/Permits (d)	3 years	13,000	(10,833)	2,167	13,000	—	(8,667)	4,333
Patent Application Cost ( e )	17 years	342,695	(5,040)	337,655	—	—	—	—
		16,070,200	(5,378,990)	10,691,210	17,526,000	(1,798,495)	(4,848,756)	10,878,749
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	1,008,000	—	—	1,008,000
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	25,000	—	—	25,000
		$17,103,200	$(5,378,990)	$11,724,210	$18,559,000	$(1,798,495)	$(4,848,756)	$11,911,749

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol hydrogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  In September 2012, the cost of the license was deemed to be impaired and reduced to its fair value.  At June 30, 2013 and December 31, 2012, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

(e) Capitalized external legal and other registration costs in connection with internally developed tissue based patents.

Future Amortization Expense
Expected future amortization of intangible assets is as follows:

Estimated Amortization Expense
Year ending December 31,
2013 (a)	$535,266
2014	1,066,205
2015	1,044,151
2016	997,156
2017	906,960
Thereafter	6,141,472
$10,691,210

(a)	Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after June 30, 2013.

7.	Long-Term Debt
The following table summarizes our long-term debt:

	June 30, 2013	December 31, 2012
$5M Convertible Senior Secured Promissory Notes including interest at 5% per annum payable quarterly through December 31, 2013, and an additional one time 5% interest charge payable on January 15, 2013 if not repaid by December 31, 2012, collateralized by a first priority lien shared equally with holder of the Convertible Line of Credit with Related Party in all of the patents and intellectual property owned by the Company subordinated to the Convertible Debt related to acquisition for Surgical Biologics intellectual property until repaid. (a)	$—	$5,313,645
Total debt	—	5,313,645
Less unamortized debt discount	—	(1,301,203)
Less current portion	—	—
Long-term portion	$—	$4,012,442
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
As of December 31, 2012, the Company had not repaid the Notes in full and as a result the Company was required to pay each lender an additional interest payment in the amount of five percent (5%) of the aggregate outstanding principal amount of such lender’s Notes as of December 31, 2012.  The additional interest was accrued on a monthly basis during the year.
In conjunction with the sale of the Notes, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  The warrants expire in 5 years.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 were recorded as deferred financing costs and were amortized over the term of the Notes using the effective interest method.  Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.
During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the Chief Executive Officer’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the six months ended June 30, 2013.

Line of Credit

On May 17, 2013, the Company and Bank of America, N.A. (the “Lender”) entered into a Loan Agreement (the “Loan Agreement”).  The Loan Agreement provides the Company with a secured revolving line of credit (the “Revolving Line of Credit”) of up to $3,000,000, and includes a sub-limit of up to $1,000,000 for the issuance of letters of credit.  The Revolving Line of Credit is secured by the Company's accounts receivable and inventory.  The Company intends to utilize the Revolving Line of Credit for general corporate purposes. As of the date of this filing, the Company has not made any draws under the Revolving Line of Credit.

Accrued interest with respect to principal amounts outstanding under the Loan Agreement is payable in arrears on a monthly basis calculated at the rate of LIBOR plus two percent (2%). The principal amount outstanding under the Loan Agreement and any accrued and unpaid interest is due no later than May 1, 2014, and the Revolving Line of Credit is subject to certain prepayment penalties upon early termination of the Revolving Line of Credit.   The Loan Agreement is subject to renewal by the Lender at the end of the term.

The Loan Agreement contains covenants that limit under certain circumstances the ability of the Company to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, make loans, advances or other extensions of credit or engage in any business activities substantially different from the Company's present business without the Lender's consent. The Loan Agreement also requires the Company to maintain certain financial covenants, including a minimum funded debt to adjusted EBITDA ratio and a minimum fixed charge coverage ratio. The Company is in compliance with these covenants.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(757,389)	$(744,069)	$(2,377,797)	$(1,837,721)
Denominator for basic earnings per share - weighted average shares	95,988,100	79,952,542	94,599,406	77,416,073
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	95,988,100	79,952,542	94,599,406	77,416,073
Income (loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Six months ended June 30,
	2013	2012
Outstanding Stock Options	15,917,272	12,794,250
Outstanding Warrants	2,132,002	7,763,817
Convertible Debt, promissory notes	—	5,186,933
Convertible Line of Credit with Related Party	—	1,375,137
Convertible Debt, Acquisition	—	1,069,808
	18,049,274	28,189,945

9.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at June 30, 2013 totaled 375,000.  On March 6, 2013, the Board of Directors approved 6,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 22,500,000 at June 30, 2013. The shareholders approved the increase on May 9, 2013.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	13,614,135	$1.42
Granted	3,024,500	5.09
Exercised	(489,197)	1.11
Unvested options forfeited	(179,167)	3.82
Vested options expired	(52,999)	1.11
Outstanding at June 30, 2013	15,917,272	2.10	7.9	$78,906,155
Vested at June 30, 2013	7,044,063	1.12	6.5	$41,809,325
Vested or expected to vest at June 30, 2013 (a)	15,576,624	$2.10	7.9	$77,742,045

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the six months ended June 30, 2013, was approximately $2,345,000.
Following is a summary of stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	2,169,500	4.8	$0.67	2,169,500	$0.67
$0.87 - $1.35	6,814,572	8.1	1.19	3,356,198	1.18
$1.40 - $2.29	1,816,700	6.4	1.63	1,518,365	1.65
$2.33 - $3.75	2,164,500	9.2	2.75	—	—
$3.95 - $6.53	2,804,000	9.7	5.00	—	—
$6.60 - $6.75	148,000	9.9	6.61	—	—
	15,917,272	7.9	$2.10	7,044,063	$1.12

Total unrecognized compensation expense related to granted stock options at June 30, 2013, was approximately $11,717,000 and is expected to be recognized over a weighted-average period of 2.4 years.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six months ended June 30,
	2013	2012
Expected volatility	62.15-64.27%	57.3 - 57.6%
Expected life (in years)	5.5 - 6	6
Expected dividend yield	—	—
Risk-free interest rate	0.85-1.13%	1.48-2.24%
The weighted-average grant date fair value for options granted during the six months ended June 30, 2013 was approximately $2.95 .
During the first six months of 2013, the Company granted 280,000 shares of restricted stock with a weighted-average grant date fair value of $5.23 which vest over a 1 to 3 year period.  As of June 30, 2013, there was approximately $1,267,000 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

For the three and six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of products sold	$72,669	$29,479	$122,831	$53,489
Research and development	122,789	75,610	198,767	147,130
Selling, general and administrative	1,306,989	480,126	2,165,641	885,581
	$1,502,447	$585,215	$2,487,239	$1,086,200
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
Following is a summary of the warrant activity for the six months ended June 30, 2013:

	Number of Warrants	Weighted- Average Exercise Price per Warrant
Warrants outstanding at January 1, 2013	3,129,168	$1.04
Warrants exercised:
Contingent warrants related to private placement of common stock	(62,500)	0.01
Callable warrants	(266,666)	1.50
Other	(668,000)	1.15
Warrants outstanding at June 30, 2013	2,132,002	$0.98

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

These warrants are not mandatorily redeemable, and do not obligate the Company to repurchase its equity shares by transferring assets or issuing a variable number of shares.
The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.
All of our warrants are classified as equity as of June 30, 2013 and December 31, 2012.

10.	Income taxes
The Company has incurred net losses since its inception, and therefore, no current income tax liabilities have been incurred for the periods presented.  However, the Company does have tax obligations in certain states.  This expense and related liability is included in the accompanying financial statements as income tax provision and accounts payable, respectively.  The amount of federal operating loss carryforwards was approximately $43,100,000 at June 30, 2013.  A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of June 30, 2013.  Additionally, the Company has various tax credit carryforwards of approximately $1,400,000 as of June 30, 2013.

11.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows:

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$17,662	$5,435
Income taxes paid	50,275	—
Purchases of property, plant and equipment financed capital leases	107,259	72,302
Stock issuance of 167,086 shares in lieu of Director's fees	—	184,653
Deferred financing costs	27,236	9,537
Beneficial conversion related to line of credit with related party	—	514,456
Stock issuance in connection with Earn-Out Liability of 1,174, 915 shares for 2013 and
2,632,576 shares for 2012	5,792,330	3,185,223
Stock issuance of 5,272,004 shares in exchange for convertible debt	5,272,004	—
Company issued shares of 167,183 for cashless exercise	—	167
Tenant improvement incentive, net of amortization of $28,895	967,971	—

12.	Contractual Commitments and Contingencies

Contractual Commitments
In addition to the Capital Leases noted above, the Company has entered into operating lease agreements for facility space and equipment.  The estimated annual lease payments are as follows:

12-month period ended June 30
2014	$837,406
2015	1,122,322
2016	1,319,454
2017	1,359,514
Thereafter	2,237,443
$6,876,139

Letters of Credit

As a condition of the leases for the Company's facility space we are obligated under standby letters of credit in the amount of approximately $550,000. These obligations decrease in value at various times over the lives of the leases.

13.	Subsequent Events
On July 3, 2013, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission ("SEC"). This registration will enable the Company to offer and sell to the public from time to time in one or more offerings, up to $100,500,000 of common and preferred stock, warrants, units or any combination thereof.  In addition, under the shelf registration certain MiMedx shareholders may offer for resale to the public from time to time in one or more offerings up to 7,500,000 shares of MiMedx common stock.
The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.

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
Recent Events
During the months of January and February 2013, all holders of the Convertible Senior Secured Promissory Notes converted their interest in this obligation of approximately $5.3 million to shares of MiMedx common stock.  The number of shares of common stock issued as a result of these transactions totaled approximately 5,272,000.  In connection with this conversion, the Company expensed, during the quarter, approximately $1,328,000 of debt discount and deferred financing costs.  Included in this total are approximately 532,000 shares representing the Chief Executive Officer's conversion of his Note.
On January 31, 2013, the Company entered into a lease agreement (the “Lease”) under which the Company leased approximately 80,000 square feet of office, laboratory and warehouse space in Marietta, Georgia.  The building became the Company's new corporate headquarters in June.  The initial term of the lease is sixty nine (69) months.  Base rental payments over the term of the lease total approximately $6,700,000.  Under the Lease, the Company has two standby letters of credit outstanding for approximately $500,000.
In March of 2013, the Company issued approximately 1,175,000 shares of Common Stock in final settlement of the earn-out liability of approximately $5.8 million connected with the 2011 acquisition of Surgical Biologics.
On May 17, 2013, the Company and Bank of America, N.A. (the “Lender”) entered into a Loan Agreement (the “Loan Agreement”).  The Loan Agreement provides the Company with a secured revolving line of credit (the “Revolving Line of Credit”) of up to $3,000,000, and includes a sub-limit of up to $1,000,000 for the issuance of letters of credit.  The Revolving Line of Credit is secured by the Company's accounts receivable and inventory.  The Company intends to utilize the Revolving Line of Credit for general corporate purposes. As of the date of this filing, the Company has not made any draws under the Revolving Line of Credit.

During the six months ended June 30, 2013, the Company was granted one international patent for the hydrogel technology, one US patent for the collagen technology, and seven US patents for the amnion technology.

Results of Operations Comparison for the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
Revenue
Total revenue increased approximately $8,631,000 or 177% to $13,515,000 for the three months ended June 30, 2013, as compared to $4,884,000 for the three months ended June 30, 2012. The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.
Wound Care market revenue increased by approximately $7,025,000 or 2,187% to $7,346,000 as compared to $321,000 in the prior year. Growth was driven by increased revenue in both government and commercial accounts. In the first half of 2012, the Company sold through existing distributors with limited success. The Company made the strategic decision to hire a direct sales force beginning early in the third quarter of 2012 initially focused on government accounts. In January 2013, the Medicare Q code for Epifix® became effective and during the quarter the Company received reimbursement coverage by five regional Medicare Administrative Contractors ("MACs"). Beginning in mid-February, the Company expanded its direct sales personnel for the commercial market. The sales executives hired have extensive experience in the wound care sector and maintain direct relationships with the physicians. Sales to government accounts are sold through a distributor who handles all of the contracting matters including invoicing and collection. This distributor is also a service disabled veteran owned small business.
Surgical and Sports Medicine revenue increased approximately $1,878,000 or 51% to $5,562,000 as compared to $3,684,000 in the prior year. The growth was driven by increased use of our AmnioFix ® injectable products in both government and commercial accounts as well as additional surgical applications where the anti-scarring properties of the tissue were deemed to be beneficial.
The Other markets category which includes our Ophthalmic and Dental tissue based products which are sold on an OEM basis as well as our HydroFix® medical device product sold through distributors decreased approximately $272,000 or 31% as compared to the prior year.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 16.3% from 22.8% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue and improved product mix. Personnel costs represent approximately $1,143,000 or 52.0% of total manufacturing, quality assurance and recovery spending for the three months ended June 30, 2013.

Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $421,000 or 83.7% to $924,000 during the three months ended June 30, 2013, compared to approximately $503,000 in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs. Approximately $271,000, or 29.3%, of R&D expenses for the three months ended June 30, 2013 were attributable to personnel costs, compared to approximately $197,000 or 39.2% for the three months ended June 30, 2012.

Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended June 30, 2013, increased approximately $7,818,000 to $10,868,000 compared to $3,050,000 for the three months ended June 30, 2012. Selling expense increases were driven by costs associated with building our direct sales organization for government accounts and to a lesser degree our commercial direct sales organization as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense as well as a provision for anticipated costs associated with the management incentive program. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Personnel costs, excluding sales commissions and bonuses, represent approximately $3,750,000 or 34.5% of total Selling, General and Administrative expenses in the second quarter of 2013.

Net Interest Expense
We recorded financing and net interest expense of approximately $13,000 during the three months ended June 30, 2013, compared with approximately $627,000 of financing and net interest expense during the three months ended June 30, 2012.  The decrease of approximately $614,000 is primarily due to the conversion and payoff of debt.  The following table summarizes the interest charges for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013				2012
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible line of credit with related party	$—	$—	$—	$—	$150,880	$16,205	—	$167,085
Converted debt related to acquisition	—	—	—	—	86,335	9,973	—	96,308
Convertible Senior secured promissory notes	—	—	—	—	230,744	124,657	—	355,401
Deferred financing related to senior secured promissory notes	—	—	—	—	4,790	—	—	4,790
Other	—	—	13,172	13,172	—	—	2,969	2,969
	$—	$—	$13,172	$13,172	$472,749	$150,835	$2,969	$626,553

Results of Operations Comparison for the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenue
Total revenue increased approximately $16,481,000 or 192% to $25,071,000 for the six months ended June 30, 2013, as compared to $8,590,000 for the six months ended June 30, 2012. The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.
Wound Care market revenue increased by approximately $12,104,000 or 812% to $13,594,000 as compared to $1,490,000 in the prior year. Growth was driven by increased revenue in both government and commercial accounts. In the first half of 2012, the Company sold through existing distributors with limited success. The Company made the strategic decision to hire a direct sales force beginning early in the third quarter of 2012 initially focused on government accounts. In January 2013, the Medicare Q code for Epifix® became effective and during the first quarter the Company received reimbursement coverage by five regional MACs. Beginning in mid-February, the Company expanded its direct sales personnel for the commercial market. The sales executives hired have extensive experience in the wound care sector and maintain direct relationships with the physicians. Sales to government accounts are sold through a distributor who handles all of the contracting matters including invoicing and collection. This distributor is also a service disabled veteran owned small business.
Surgical and Sports Medicine revenue increased approximately $4,535,000 or 80% to $10,221,000 as compared to $5,686,000 in the prior year. The growth was driven by increased use of our AmnioFix ® injectable products in both government and commercial accounts as well as additional surgical applications where the anti-scarring properties of the tissue were deemed to be beneficial.
The Other markets category which includes our Ophthalmic and Dental tissue based products sold on an OEM basis as well as our HydroFix® medical device product sold through distributors decreased approximately $158,000 or 11% as compared to the prior year.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 16.4% from 24.1% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs. Personnel costs represent approximately $2,271,000 or 48.7% of total manufacturing, quality assurance and recovery spending for the six months ended June 30, 2013.
Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $1,261,000 or 138.5% to $2,171,000 during the six months ended June 30, 2013, compared to approximately $910,000 in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs. Approximately $504,000, or 23.2%, of R&D expenses for the six months ended June 30, 2013 were attributable to personnel costs, compared to approximately $333,000 or 36.7% for the six months ended June 30, 2012.

Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2013, increased approximately $13,550,000 to $19,237,000 compared to $5,687,000 for the six months ended June 30, 2012. Selling expense increases were driven by costs associated with building our direct sales organization for government accounts and to a lesser degree our commercial direct sales organization as well as increased commissions due to higher sales volume. Increased spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense and a provision for anticipated costs associated with the management incentive program. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Personnel costs, excluding sales commissions and bonuses, represent approximately $6,942,000 or 36.1% of total Selling, General and Administrative expenses in the first half of 2013.

Net Interest Expense
We recorded financing and net interest expense of approximately $1,356,000 during the six months ended June 30, 2013, compared with approximately $1,089,000 of financing and net interest expense during the six months ended June 30, 2012.  The increase of approximately $267,000 is primarily due to the acceleration of debt discount related to the conversion of our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for the three months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013				2012
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible line of credit with related party	$—	$—	—	$—	$162,303	$32,411	—	$194,714
Converted debt related to acquisition	—	—	—	—	166,688	20,493	—	187,181
Convertible Senior secured promissory notes	1,328,439	11,571	—	1,340,010	444,698	247,945	—	692,643
Deferred financing related to senior secured promissory notes	—	—	—	—	9,537	—	—	9,537
Other	—	—	16,405	16,405	—	—	4,765	4,765
	$1,328,439	$11,571	$16,405	$1,356,415	$783,226	$300,849	$4,765	$1,088,840

Liquidity and Capital Resources
Revenue continues to increase quarter over quarter while management maintains tight controls over spending. As of June 30, 2013, the Company had approximately $4,194,000 of cash and cash equivalents. The Company reported total current assets of approximately $21,528,000 and total current liabilities of approximately $6,141,000 at June 30, 2013. The current ratio for the period increased to 3.5 as compared to 2.5 as of June 30, 2012. Management believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of
June 30, 2013:

		Less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$153,600	31,817	71,324	50,459	—
Operating lease obligations	$6,876,139	837,406	2,441,776	2,759,887	837,070
	$7,029,739	869,223	2,513,100	2,810,346	837,070

Discussion of cash flows
Net cash used in operations during the six months ended June 30, 2013, increased approximately $1,255,000 to $2,854,000 compared to $1,599,000 used in operating activities for the six months ended June 30, 2012, primarily attributable to increases in accounts receivable and inventory offset by increases in accrued compensation and accounts payable.
Net cash used in investing activities during the six months ended June 30, 2013, increased approximately $1,158,000 to $1,396,000 compared to $238,000 used in investing activities for the six month period ended June 30, 2012. The increase was due to purchases of plant and equipment related to our relocation to a new facility with expanded production capacity and capitalization of patent application costs.
Net cash flows from financing activities during the six months ended June 30, 2013 increased approximately $1,308,000 to $1,688,000 compared to $380,000 during the six months ended June 30, 2012. Cash flows from financing activities during the past two quarters include approximately $1,167,000 received from the exercise of warrants and approximately $543,000 received from the exercise of stock options offset by $22,000 in payments on capital lease obligations for equipment.
Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Adjusted EBITDA for the first two quarters of 2013 was approximately $2,284,000 which is an improvement of approximately $1,047,000 as compared to the prior year two quarters. This improvement was the result of increased revenue and improved gross margins.
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
The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss (Per GAAP)	$(757,389)	$(744,069)	$(2,377,797)	$(1,837,721)

Add back:
Income Taxes	—	—	50,275	—
Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	—	86,335	—	166,688
Financing expense associated with beneficial conversion of Line of Credit with Related Party	—	150,880	—	162,303
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	235,534	1,328,439	454,235
Other interest expense, net	13,172	153,804	27,976	305,614
Depreciation Expense	139,184	121,103	237,934	231,491
Amortization Expense	267,638	333,977	530,234	667,954
Share Based Compensation	1,502,447	585,215	2,487,239	1,086,200
Earnings Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$1,165,052	$922,779	$2,284,300	$1,236,764

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have a limited operating history. We have incurred significant net losses over the last few years, including net losses of approximately $2.4 million in the first half of 2013, $7.7 million in 2012, $10.2 million in 2011, and $11.4 million in 2010. At June 30, 2013, we had an accumulated deficit of approximately $72.1 million.  We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical activities.  We may never generate sufficient revenues to achieve or sustain profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability.  Our business and prospects must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by businesses in our stage of development operating in an evolving market. These include, but are not limited to, lack of sufficient capital, unanticipated problems, delays or expenses relating to product development, governmental approvals, and licensing and marketing activities, competition, technological changes and uncertain market acceptance.  In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected.  We may not be able to successfully control or address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

·	The announcement or introduction of new products by our competitors;

·	Failure of government and private health plans to adequately and timely reimburse the users of our products;

.	Removal of our products from the Federal Supply Schedule or change in the prices that government accounts will pay for our products;

·	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

·	Our ability to attract and retain key personnel in a timely and cost effective manner;

·	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

·	Regulation by federal, state or local governments; and

·	General economic conditions as well as economic conditions specific to the healthcare industry.

As a result of our limited operating history, limited resources, the evolving nature of our products and the nature of the markets in which we compete, it is difficult for us to forecast accurately.  We have based our current and future expense levels largely on our investment plans and estimates of future events although certain of our expense levels are, to a large extent, fixed.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.

We are in a highly competitive and evolving field and face competition from large, well-established, tissue processors, and medical device manufacturers as well as new market entrants.

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

Many of our competitors have competitive advantages over us, including some or all of the following:

·	Significantly greater name recognition;

·	Established relations with surgeons, hospitals, other healthcare providers and third party payers;

·	Large and established sales and distribution networks in the United States and/or in international markets;

·	Greater experience in obtaining and maintaining regulatory approvals and/or clearances from the United States Food and Drug Administration and other regulatory agencies;

·	Greater financial, managerial and other resources for product research and development, sales and marketing efforts and protecting and enforcing intellectual property rights.

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

Although we maintain strict quality controls over the procurement and processing of our tissue, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our EpiFix® and AmnioFix® products.

We depend on key personnel.

Our success will depend, in part, upon our ability to attract and retain skilled personnel, including sales, managerial and technical personnel.  There can be no assurance that we will be able to find and attract additional qualified employees to support our expected growth or retain any such personnel.  Our inability to hire and retain qualified personnel or the loss of services of our key personnel may have a material and adverse effect on our business, operations and results of operations.
In January 2012 the SEC brought a civil action against the Company's Chairman and CEO alleging that in 2007, when he was Chairman and CEO of Matria Healthcare, Inc., Mr. Petit provided inside information to an individual who subsequently purchased Matria Healthcare stock, which the individual sold more than six months later for a gain of less than $10,000. Mr. Petit adamantly denies the allegations and is vigorously defending the action. Although a date has not yet been set, Mr. Petit's legal counsel expects the case to be heard in the first quarter of 2014. MiMedx is not involved in the litigation in any way. When the litigation was announced, the independent directors of MiMedx issued a press release announcing that they believed “Mr. Petit can continue his able leadership of MiMedx while dealing with this personal, civil matter.” One of the remedies sought in the litigation, however, is a bar prohibiting Mr. Petit from serving as an officer or director of a public company. Although the Company has in place succession plans for all of its key executives, as noted above, any transition in key personnel has the potential to negatively affect our business.
A significant portion of our revenues and accounts receivable come from a limited number of accounts.

Three customers accounted for approximately 68% of revenues for the year ended December 31, 2012.  We provide products to government accounts, including the Veteran's Administration, through a distributor that has a Federal Supply Schedule Contract that recently was extended through January 2018.  These sales represented 40% of our revenue in 2012 and 64% of our revenue in the first half of 2013.  Our agreement with the distributor has an initial term of three years ending in April 2015.  The agreement has the potential of being extended for three additional one year terms.  We believe the risk related to that concentration of revenue from a single distributor is mitigated by the fact that our own sales force calls on and has a personal relationship with the individual Veteran's Administration facilities that represent most of that revenue.  Therefore, we believe we eventually could regain much of the Veteran's Administration business, even if our relationship with our distributor were terminated.  Nevertheless, if our agreement with our distributor were terminated prematurely or if the distributor were for any reason unable to service the government market, there could be a disruption of our government accounts business that could materially and adversely affect our business, revenues and results of operations. Moreover, if our products were no longer on the Federal Supply Schedule (whether we are selling our products directly to government accounts or through our current or another distributor) or the government changed the way it purchased products like ours or the price it is willing to pay for our products, our business, revenues and results of operations could be materially and adversely affected.

Another of our distributors represented 21% of total revenue in 2012 and 11% of our revenue in the first half of 2013.  If this relationship were terminated for any reason, including non-renewal of our contract upon expiration of the current term in November 2015, our business, revenues and results of operations could suffer.

As of June 30, 2013 the same two customers accounted for approximately 74% of total accounts receivable. This concentration of revenue and accounts receivable subjects makes us more vulnerable to any credit risk associated with these two accounts.

In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives.
We derive material revenues through our relationships with distributors and independent sales representatives.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  The Company intends to obtain the assistance of additional distributors and independent sales representatives to continue its sales growth with respect to certain of our products.  We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

We are investing significant capital in expanding our internal sales force, and there can be no assurance that these efforts will result in significant increases in sales.

We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities.  As a result, we are investing in a direct sales force for certain of our products to allow us to reach new customers.  These expenses impact our operating results, and there can be no assurance that we will be successful in significantly expanding the sales of our products.

Our revenues depend on adequate reimbursement from public and private insurers and health systems.

Our success depends on the extent to which reimbursement for the costs of our products and related treatments will be available from third party payers, such as public and private insurers and health systems.  Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of new products.  Therefore, significant uncertainty usually exists as to the reimbursement status of new healthcare products.  A significant number of public and private insurers and health systems currently do not provide reimbursement for our products.  If we are not successful in obtaining adequate reimbursement for our products from these third party payers, the market's acceptance of our products could be adversely affected.  Inadequate reimbursement levels also likely would create downward price pressure on our products.  Even if we do succeed in obtaining widespread reimbursement for our products, future changes in reimbursement policies could have a negative impact on our business, financial condition and results of operations.

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

We believe physicians will only adopt our products if they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to conventional methods.  Physicians may be slow to change their medical treatment practices for the following reasons, among others:

·	Their lack of experience with prior procedures in the field using our products;

·	Lack of evidence supporting additional patient benefits and our products over conventional methods;

·	Perceived liability risks generally associated with the use of new products and procedures;

·	Limited availability of reimbursement from third party payers; and

·	The time that must be dedicated to training.

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

We have had only limited sales of our HydroFix® products.  We have invested substantial time and resources in developing various additional products using our HydroFix® and CollaFix™ technologies.  Further commercialization of these technologies will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  Despite our efforts, any such products may not become commercially successful products for a number of reasons, including:

·	We may not be able to obtain regulatory clearance or approvals for such products, or the approved indication may be narrower than we seek;

·	Such products may not prove to be safe and effective in preclinical or clinical trials;

·	Physicians or hospitals may not receive any reimbursement from third party payers, or the level of reimbursement may be insufficient to support widespread adoption of such products;

·	We may experience delays in our development programs;

·	Any products that are approved may not be accepted in the marketplace by physicians or patients;

·	We may not be able to manufacture any such products in commercial quantities or at an acceptable cost; and

·	Rapid technological change may make such products obsolete.

Our international business and prospects could be adversely impacted by risks inherent in international markets.

Sales to customers outside the United States subject us to inherent risks in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

·	Fluctuations in currency exchange rates;

·	Regulatory, product approval and reimbursement requirements;

·	Tariffs and other trade barriers;

·	Greater difficulty in accounts receivable collection and longer collection periods;

·	Difficulties and costs of managing foreign distributors;

·	Reduced protection for intellectual property rights in some countries;

·	Burdens of complying with a wide variety of foreign laws;

·	The impact of recessions in economies outside the U.S.;

·	Political and economic instability; and

·	U.S. Export regulatory restrictions.

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

Even if successful, litigation to enforce or defend our intellectual property rights could be expensive and time consuming and could divert our management's attention.

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

Any infringement claim could cause us to incur significant costs, place significant strain on our financial resources, divert management's attention from our business and harm our reputation.  If the relevant patents in such claim were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe unless we could obtain licenses to use the technology covered by the patent or other intellectual property or are able to design around the patent or other intellectual property.  We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement.  A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees.  These damages could be substantial and could harm our reputation, business, financial condition and operating results.  A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial activities.  Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets of others.

Some of our employees were previously employed at other medical device companies.  We may also hire additional employees who are currently employed at other medical device companies, including our competitors.  Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors.  Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party's trade secrets or other proprietary information.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.

Our NDGA License Agreement for our CollaFix™ technology could be terminated.

Under our license agreement with Shriners' Hospitals for Children and University of South Florida Research Foundation dated January 29, 2007, it is possible for the licensor to terminate the agreement if we breach the license agreement and all of our cure rights are exhausted.  If our license agreement were to be terminated, it would have a negative impact on our business.

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

To be a 361 HCT/P, a product generally must meet all four of the following criteria:

·	It must be minimally manipulated;

·	It must be intended for homologous use;

·	Its manufacture does not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

·	It does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function.

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

The process of obtaining regulatory clearances or approvals to market a medical device from the FDA or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all.  The FDA's 510(k) clearance process generally takes three months to twelve months from submission, depending on whether a Special or traditional 510(k) premarket notification has been submitted, but can take significantly longer.  An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process and is not exempt from premarket review by the FDA.  The PMA process almost always requires one or more clinical trials and can take one to three years from the date of filing, or longer. In some cases, the FDA has indicated that it will require clinical data as part of the 510(k) process.

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

As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps.  The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-event reporting, and inspection and enforcement.

Medical device products are subject to even more stringent regulation by the FDA.  Even if pre-market clearance or approval is obtained, the approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, may require warnings to accompany the product or impose additional restrictions on the sale and/or use of the product.  In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA's quality system regulations.

If we fail to comply with the FDA regulations regarding our tissue products or medical devices, FDA could take enforcement action, including any of the following sanctions and the manufacture of our products or processing of our tissue could be delayed or terminated:

·	Untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

·	Customer notifications for repair, replacement, refunds;

·	Recall, detention or seizure of our products;

·	Operating restrictions or partial suspension or total shutdown of production;

·	Refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

·	Withdrawing 510(k) clearances or PMA approvals that have already been granted;

·	Refusal to grant export approval for our products; or

It is likely that the FDA's regulation of our medical device products will continue to evolve in the future.  Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on the Company.

The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking.  Compliance with these standards is a requirement in order to become a licensed tissue bank. In addition, some states have their own tissue banking regulations.

In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue.  If we were to be found to have violated NOTA's prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.

We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with physicians, hospitals and other healthcare providers are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws.  Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated.  Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers' compensation programs and TRICARE (the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents), and forfeiture of amounts collected in violation of such prohibitions.  Certain states have similar fraud and abuse laws, imposing substantial penalties for violations.  Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

 Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs.  We have formed a Medical Advisory Board consisting of an aggregate of over 14 physicians and scientists to assist us with scientific research and development and to help us evaluate technologies.  We have also entered into consulting agreements and product development agreements with physicians, including some who may order our products after our products are introduced to market.  In addition, some of these physicians own our stock, which they purchased in arms' length transactions on terms identical to those offered to non-physicians, or received stock options from us as consideration for consulting services performed by them.  We also may engage additional physicians on a consulting basis and have entered into clinical trial agreements with physicians.  While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties.  Because our strategy relies on the involvement of physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws.  This could harm our reputation and the reputations of our physician advisors.  In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.

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

The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future.  From January 1, 2011, through July 31, 2013, the closing price of our common stock has fluctuated from a low of

$.76 to a high of $7.45. The market price of our common stock could be impacted by a variety of factors, including:

·	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

·	Our ability to successfully launch, market and earn significant revenue from our products;

·	Our ability to obtain additional financing to support our continuing operations;

·	Disclosure of the details and results of regulatory applications and proceedings;

·	Changes in government regulations or our failure to comply with any such regulations;

·	Additions or departures of key personnel;

·	Our investments in research and development or other corporate resources;

·	Announcements of technological innovations or new commercial products by us or our competitors;

·	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

·	The timing of new product introductions;

·	Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;

·	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

·	Our ability and the ability of our distribution partners to market and sell our products;

·	Changes in reimbursement for our products or the price for our products to our customers;

·	Removal of our products from the Federal Supply Schedule, or changes in how government accounts purchase products such as ours or in the price for our products to government accounts; and

.	The other risks detailed in this Item IA.

Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter.  Accordingly, our operating results for any particular quarter may not be indicative of results for future periods and should not be relied upon as an indication of our future performance.  These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  In addition, the stock market has been very volatile in the recent past.  This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

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

The exercise of warrants or options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of outstanding options and warrants to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding warrants and options, holders of those securities may be likely to exercise their warrants and options and sell the common stock acquired upon exercise in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants and options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.  Additionally, if the holders of outstanding options and warrants exercise those options or warrants, our common stockholders will incur dilution in their relative percentage ownership.

As of June 30, 2013, warrants to purchase 2,132,002 shares of our common stock at a weighted average exercise price of $0.98 per share were outstanding and exercisable; options to purchase 15,917,272 shares of common stock were outstanding, at a weighted average exercise price of $2.10 per share, of which 7,044,063 were exercisable at a weighted average exercise price of $1.12 per share.
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

 We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently expect to use available funds and any future earnings in the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of any future debt or credit facility we may obtain may preclude us from paying any dividends.  As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

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

We may become involved in securities class action litigation that could divert management's attention and harm its business.

The stock market in general and the stocks of medical device companies in particular have experienced extreme price and volume fluctuations.  These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved.  If these fluctuations occur in the future, the market price of our shares could fall regardless of its operating performance.  In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been brought against that company.  If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation which would be expensive and divert management's attention and resources from managing the business.

Provisions of Florida law and anti-takeover provisions in our organizational documents may discourage or prevent a change of control, even if an acquisition would be beneficial to shareholders, which could affect our share price adversely and prevent attempts by shareholders to remove current management.
 The Company is subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for "affiliated transactions" between a corporation and an "interested stockholder." Additionally our organizational documents contain provisions:

·	Authorizing the issuance of preferred stock that can be created and issued by the Board of Directors without prior common stock shareholder approval, with rights senior to those of the common stock;

·	Restricting persons who may call shareholder meetings;

·	Electing directors on a staggered basis; and

.	Allowing the Board to fill vacancies and to fix the number of directors.

These provisions of Florida law and the Company's articles of incorporation and bylaws could negatively affect our share price, prevent attempts by shareholders to remove current management, prohibit or delay mergers or other takeovers or changes of control of the Company and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to the Company's shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013 the Company issued approximately 162,000 shares of common stock and received cash proceeds of approximately $193,000 or $1.19 per share, for the exercise of warrants during the period.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Reference	Description

3.1#		Articles of Incorporation as filed with the Secretary of State of Florida on March 31, 2008
3.2#		Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 14, 2010
3.3#		Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on August 8, 2012
3.4#		Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on November 8, 2012
3.5		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.6		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.1
First Amendment to Change of Control Severance Agreement dated May 9, 2013 by and between MiMedx Group, Inc. and William C. Taylor (incorporated by reference 10.2 to the Registrant's Form 8-K filed on May 15, 2013)

10.2
First Amendment to Change of Control Severance Agreement dated May 9, 2013 by and between MiMedx Group, Inc. and Michael J. Senken (incorporated by reference 10.2 to the Registrant's Form 8-K filed on May 15, 2013)

10.3		Loan Agreement between MiMedx Group, Inc., and Bank of America N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 23, 2013)
10.4#		Security Agreement dated May 17, 2013, executed by MiMedx Group, Inc. in favor of Bank of America and Bank of America Corporation and its subsidiaries and affiliates
10.65		Form of Indemnification Agreement( incorporated by reference to Exhibit 10.65 to the Registrant's Form 8-K filed on July 15, 2008)
10.66#		Form of Restricted Stock Agreement for Directors
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2013
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer