Form 10-Q
period 2013-09-30
MIMEDX GROUP, INC.
filed 2013-11-08
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes ☐ No ☒

As of October 25, 2013, there were 97,851,013 shares outstanding of the registrant’s common stock.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future.  Our actual results may differ materially from those projected, stated or implied in these forward-looking statements as a result of many factors, including our critical accounting policies and risks and uncertainties related to, but not limited to, overall industry environment, delay in the introduction of products, regulatory delays, negative clinical results, and our financial condition.   These and other risks and uncertainties are described in more detail in our most recent Annual Report on Form 10-K, in the June 30, 2013, Form 10-Q and in this Form 10-Q, as well as other reports that we file with the SEC.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,061,756	$6,754,485
Accounts receivable, net	13,706,524	7,653,561
Inventory, net	4,533,062	3,022,784
Prepaid expenses and other current assets	1,544,369	657,961

Total current assets	25,845,711	18,088,791

Property and equipment, net of accumulated depreciation of $2,694,005 and $2,279,840, respectively	3,761,633	1,071,625
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization of $5,638,565 and $4,848,756, respectively	11,648,506	11,911,749
Deposits and other long term assets	—	70,000

Total assets	$45,296,293	$35,182,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,205,778	$1,251,684
Accrued compensation	4,560,380	2,753,237
Accrued expenses	1,410,159	990,697
Other current liabilities	155,077	75,154
Total current liabilities	8,331,394	5,070,772

Earn-out liability payable in MiMedx common stock	—	5,792,330
Convertible Senior Secured Promissory Notes, net	—	4,012,442
Other liabilities	1,426,469	299,762
Total liabilities	9,757,863	15,175,306

Commitments and contingencies (Note 12)	—	—

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 97,686,013 issued and 97,636,013 outstanding for 2013 and 88,423,169 issued and 88,373,169 outstanding for 2012	97,686	88,423
Additional paid-in capital	107,834,381	89,627,601
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(72,368,637)	(69,683,722)
Total stockholders' equity	35,538,430	20,007,302

Total liabilities and stockholders' equity	$45,296,293	$35,182,608
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$16,115,708	$7,954,046	$41,186,943	$16,544,110
Cost of sales	2,113,438	1,425,336	6,216,940	3,499,117
Gross margin	14,002,270	6,528,710	34,970,003	13,044,993

Operating expenses:
Research and development expenses	1,287,361	838,690	3,458,585	1,748,847
Selling, general and administrative expenses	12,711,225	5,756,559	31,948,607	11,443,611
Impairment of intangible assets	—	1,798,495	—	1,798,495
Fair value adjustment of earn-out liability	—	1,320,000	—	1,320,000
Amortization of intangible assets	259,575	449,692	789,809	1,117,646

Operating income (loss)	(255,891)	(3,634,726)	(1,226,998)	(4,383,606)

Other income (expense), net
Amortization of debt discount	—	(439,064)	(1,328,439)	(1,222,290)
Interest expense, net	(4,527)	(145,582)	(32,503)	(451,196)

Income (loss) before income tax provision	(260,418)	(4,219,372)	(2,587,940)	(6,057,092)
Income tax provision	(46,700)	—	(96,975)	—

Net Income (loss)	$(307,118)	$(4,219,372)	$(2,684,915)	$(6,057,092)

Net income (loss) per common share - basic and diluted	$—	$(0.05)	$(0.03)	$(0.07)

Weighted average shares outstanding - basic and diluted	96,914,856	84,493,164	95,429,988	84,091,014
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013
(unaudited)

	Convertible Preferred Stock Series A				Additional Paid-in Capital
			Common Stock			Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance December 31, 2012	—	$—	88,423,169	$88,423	$89,627,601	$(25,000)	$(69,683,722)	$20,007,302
Share-based compensation expense	—	—	—	—	4,155,005	—	—	4,155,005
Exercise of stock options	—	—	1,610,426	1,610	1,514,970	—	—	1,516,580
Exercise of warrants	—	—	1,205,499	1,206	1,478,918	—	—	1,480,124
Common stock issued for 5% convertible note	—	—	5,272,004	5,272	5,266,732	—	—	5,272,004
Common stock issued for earn-out liability	—	—	1,174,915	1,175	5,791,155	—	—	5,792,330
Net income (loss )	—	—	—	—	—	—	(2,684,915)	(2,684,915)
Balance September 30, 2013	—	$—	97,686,013	$97,686	$107,834,381	$(25,000)	$(72,368,637)	$35,538,430
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,684,915)	$(6,057,092)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	414,165	354,425
Loss on fixed asset disposal	8,359	—
Amortization of intangible assets	789,809	1,117,646
Impairment of intangible assets	—	1,798,495
Amortization of debt discount and deferred financing costs	1,328,439	1,222,290
Share-based compensation	4,155,005	1,755,669
Change in fair value of earn-out liability	—	1,320,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,052,963)	(4,278,205)
Inventory	(1,510,278)	(1,089,733)
Prepaid expenses	(913,644)	(382,051)
Other assets	70,000	19,213
Accounts payable	954,094	(39,139)
Accrued compensation	1,807,143	1,393,016
Accrued expenses	419,462	92,986
Accrued interest	(41,641)	312,775
Other liabilities	132,302	(1,408)
Net cash flows from operating activities	(1,124,663)	(2,461,113)

Cash flows from investing activities:
Purchases of equipment	(2,008,407)	(401,864)
Patent application costs	(526,566)	—
Net cash flows from investing activities	(2,534,973)	(401,864)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,480,124	5,925,539
Proceeds from exercise of stock options	1,516,580	885,034
Repayment of convertible debt related to acquisition	—	(427,126)
Principal payments of equipment leases	(29,797)	(11,002)
Repurchase of warrants	—	(568)
Net cash flows from financing activities	2,966,907	6,371,877

Net change in cash	(692,729)	3,508,900

Cash and cash equivalents, beginning of period	6,754,485	4,112,326
Cash and cash equivalents, end of period	$6,061,756	$7,621,226
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2012, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013.
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
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers' current creditworthiness, customer concentrations, age of accounts receivable balance and general economic conditions that may affect the customers' ability to pay.  The Company has $115,000 and $49,000 in the allowance for doubtful accounts as of September 30, 2013, and December 31, 2012, respectively.  Actual customer collections could differ from estimates.  The approximate provision during the nine months ended September 30, 2013 and September 30, 2012, was $99,000 and 119,000, respectively, and there were approximately $33,000 and $23,000 of write-offs for the nine months ended September 30, 2013 and September 30, 2012, respectively.
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

Revenue Recognition
The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all revenue recognition criteria have been met. A portion of the Company's revenue is generated from inventory maintained at hospitals or with the field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.  The Company recorded approximately $178,000 and $88,000 for net sales returns provisions for the three months ended September 30, 2013 and 2012, respectively, and there were approximately $153,000 and $135,000 of charges against the related reserve during the three months ended September 30, 2013 and 2012, respectively. The Company recorded approximately $648,000 and $233,000 for net sales returns provisions for the nine months ended September 30, 2013 and 2012, respectively, and there were approximately $485,000 and $161,000 of charges against the related reserve during the nine months ended September 30, 2013 and 2012, respectively.

Patent Costs

The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $527,000 of patent costs during the first nine months of 2013. There were not any patent costs capitalized for the nine months ended September 30, 2012.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. For the nine months ended September 30, 2013, and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our financial position or results of operations.

3.	Liquidity and Management’s Plans
As of September 30, 2013, the Company had approximately $6,062,000 of cash and cash equivalents.  The Company reported total current assets of approximately $25,846,000 and current liabilities of approximately $8,331,000 as of September 30, 2013.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Inventories
Inventories consisted of the following items as of September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials	$206,962	$233,747
Work in process	3,276,557	1,598,537
Finished goods	1,422,275	1,349,121
	4,905,794	3,181,405
Reserve for obsolescence	(372,732)	(158,621)
Inventory, net	$4,533,062	$3,022,784

5.	Property and Equipment
Property and equipment consist of the following as of September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
Leasehold improvements	$2,638,508	$1,022,230
Lab and clean room equipment	2,265,203	1,887,645
Furniture and office equipment	954,797	431,563
Construction in progress	597,130	10,027
	6,455,638	3,351,465
Less accumulated depreciation	(2,694,005)	(2,279,840)
	$3,761,633	$1,071,625

Included in property and equipment is approximately $176,000 of capital leases. The corresponding liability is included in other liabilities in the accompanying condensed consolidated balance sheet. Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of our new facility with a corresponding liability included in long term liabilities which is amortized over the term of the lease.

6.	Intangible Assets and Royalty Agreement
Intangible assets activity is summarized as follows:

	September 30, 2013				December 31, 2012
	Weighted Average Amortization Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Impairment Adjustment	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
License-Shriners Hsp for Children & USF Research (a)	10 years	$996,000	$(662,333)	$333,667	$996,000	$—	$(587,633)	$408,367
License - SaluMedica LLC Spine Repair (b)	10 years	1,547,324	(1,547,324)	—	2,399,000	(851,676)	(1,547,324)	—
License - Polyvinyl Alcohol Cryogel (c)	10 years	1,720,181	(1,319,956)	400,225	2,667,000	(946,819)	(1,223,561)	496,620
Customer Relationships (d)	14 years	3,520,000	(691,429)	2,828,571	3,520,000	—	(502,857)	3,017,143
Supplier Relationships (d)	14 years	241,000	(47,339)	193,661	241,000	—	(34,428)	206,572
Patents & Know-How (d)	17 years	5,614,177	(1,088,267)	4,525,910	5,530,000	—	(790,000)	4,740,000
Micronized Processing Know-How (d)	14 years	2,160,000	(270,000)	1,890,000	2,160,000	—	(154,286)	2,005,714
Licenses/Permits (d)	3 years	13,000	(11,917)	1,083	13,000	—	(8,667)	4,333
		15,811,682	(5,638,565)	10,173,117	17,526,000	(1,798,495)	(4,848,756)	10,878,749
Intangible assets not subject to amortization:
Trade Names/Trademarks (d)	indefinite	1,008,000	—	1,008,000	1,008,000	—	—	1,008,000
In-process Research & Development-Other (d)	indefinite	25,000	—	25,000	25,000	—	—	25,000
Patents in Process (e)	indefinite	442,389		442,389	—	—	—	—
		$16,844,682	$(5,638,565)	$11,648,506	$18,559,000	$(1,798,495)	$(4,848,756)	$11,911,749

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

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol hydrogel.  The acquisition price of the asset was 400,000 shares of common stock valued at $2,596,000 (based upon the closing price of the common stock on the transaction date).  The agreement also provides for the issuance of an additional 600,000 shares upon the Company meeting certain milestones related to future sales.  On December 31, 2009, the Company completed the sale of its first commercial product and met its first milestone under this agreement.  As a result, the Company issued an additional 100,000 shares of common stock to the licensor valued at $71,000.  In September 2012, the cost of the license was deemed to be impaired and reduced to its fair value.  At September 30, 2013, and December 31, 2012, there are no additional amounts accrued for this obligation due to its contingent nature.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for customer and supplier relationships, patents and know-how, licenses/permits, trade names and trademarks and in-process research and development.

(e)
Capitalized external legal and other registration costs in connection with internally developed tissue based patents that are pending issuance. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Future Amortization Expense
Expected future amortization of intangible assets is as follows:

Estimated Amortization Expense
Year ending December 31,
2013 (a)	$263,833
2014	1,050,998
2015	1,028,944
2016	981,950
2017	891,753
Thereafter	5,955,639
$10,173,117

(a)	Estimated amortization expense for the year ending December 31, 2013 includes only amortization to be recorded after September 30, 2013.

7.	Long-Term Debt
The following table summarizes our long-term debt:

	September 30, 2013	December 31, 2012
$5M Convertible Senior Secured Promissory Notes including interest at 5% per annum payable quarterly through December 31, 2013, and an additional one time 5% interest charge payable on January 15, 2013 if not repaid by December 31, 2012, collateralized by a first priority lien shared equally with holder of the Convertible Line of Credit with Related Party in all of the patents and intellectual property owned by the Company subordinated to the Convertible Debt related to acquisition for Surgical Biologics intellectual property until repaid. (a)	$—	$5,313,645
Total debt	—	5,313,645
Less unamortized debt discount	—	(1,301,203)
Less current portion	—	—
Long-term portion	$—	$4,012,442
(a) Investors received First Contingent Warrants (25% of amount invested) and Second Contingent Warrants (25% of amount invested) at an exercise price of $.01 per share. On December 31, 2011, a total of 1,250,000 First Contingent Warrants were vested. In July 2012, a total of 1,250,000 Second Contingent Warrants were voided due to the Company's share price trading at or above $1.75 for ten consecutive trading days. The additional interest resulting from the beneficial conversion feature, inclusive of the First Contingent Warrants, totaled $2,278,052, which was recorded as a debt discount and was amortized to interest expense using the effective interest rate over the life of the note.
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
During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange, approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the Chief Executive Officer’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the nine months ended September 30, 2013.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(307,118)	$(4,219,372)	$(2,684,915)	$(6,057,092)
Denominator for basic earnings per share - weighted average shares	96,914,856	84,493,164	95,429,988	84,091,014
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	96,914,856	84,493,164	95,429,988	84,091,014
Income (loss) per common share - basic and diluted	$—	$(0.05)	$(0.03)	$(0.07)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Nine months ended September 30,
	2013	2012
Outstanding Stock Options	15,139,543	12,642,833
Outstanding Warrants	1,923,669	3,241,668
Convertible Debt, promissory notes	—	5,313,133
Convertible Line of Credit with Related Party	—	1,391,524
	17,063,212	22,589,158

9.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at September 30, 2013, totaled 375,000.  On March 6, 2013, the Board of Directors approved 6,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 22,500,000 at September 30, 2013. The shareholders approved the increase on May 9, 2013.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	13,614,135	$1.42
Granted	3,368,000	5.19
Exercised	(1,610,426)	0.94
Unvested options forfeited	(179,167)	3.82
Vested options expired	(52,999)	1.11
Outstanding at September 30, 2013	15,139,543	2.28	7.9	$31,918,608
Vested at September 30, 2013	6,482,824	1.25	6.6	$18,911,451
Vested or expected to vest at September 30, 2013 (a)	14,824,937	$2.25	7.9	$31,649,823

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the nine months ended September 30, 2013, was approximately $7,182,000.
Following is a summary of stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	1,340,935	3.9	$0.65	1,340,935	$0.65
$0.87 - $1.35	6,656,908	7.9	1.20	3,336,870	1.19
$1.40 - $2.29	1,686,700	6.4	1.62	1,436,698	1.65
$2.33 - $3.75	2,159,500	9.0	2.75	368,321	2.52
$3.95 - $6.02	3,035,000	9.5	5.07	—	—
$6.11 - $6.75	260,500	9.7	6.49	—	—
	15,139,543	7.9	$2.28	6,482,824	$1.25

Total unrecognized compensation expense related to granted stock options at September 30, 2013, was approximately $11,438,000 and is expected to be recognized over a weighted-average period of 2.2 years.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine months ended September 30,
	2013	2012
Expected volatility	61.41 - 64.56%	45.75 - 64.3%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	0.85 -1.88%	0.62 - 1.62%
The weighted-average grant date fair value for options granted during the nine months ended September 30, 2013 was approximately $3.00.
During the first nine months of 2013, the Company granted 419,300 shares of restricted stock with a weighted-average grant date fair value of $5.58 which vest over a 1 to 3 year period.  As of September 30, 2013, there was approximately $1,894,000 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

For the three and nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$75,287	$11,643	$198,119	$65,132
Research and development	110,694	70,754	309,461	217,885
Selling, general and administrative	1,481,785	587,072	3,647,425	1,472,652
	$1,667,766	$669,469	$4,155,005	$1,755,669

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
Following is a summary of the warrant activity for the nine months ended September 30, 2013:

	Number of Warrants	Weighted- Average Exercise Price per Warrant
Warrants outstanding at January 1, 2013	3,129,168	$1.04
Warrants exercised:
Contingent warrants related to private placement of common stock	(62,500)	0.01
Callable warrants	(266,666)	1.50
Other	(876,333)	1.23
Warrants outstanding at September 30, 2013	1,923,669	$0.93

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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
All of our warrants are classified as equity as of September 30, 2013, and December 31, 2012.

10.	Income taxes
The Company has incurred net losses since its inception, and therefore, no current income tax liabilities have been incurred for the periods presented.  However, the Company does have tax obligations in certain states.  This expense and related liability is included in the accompanying financial statements as income tax provision and accounts payable, respectively.  The amount of federal operating loss carryforwards was approximately $43,400,000 at September 30, 2013.  A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of September 30, 2013.  Additionally, the Company has various tax credit carryforwards of approximately $1,400,000 as of September 30, 2013.

11.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows:

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$22,971	$8,738
Income taxes paid	96,967	—
Purchases of property, plant and equipment financed capital leases	107,259	83,016
Stock issuance of 167,086 shares in lieu of Director's fees	—	184,653
Beneficial conversion related to line of credit with related party	—	514,456
Stock issuance in connection with Earn-Out Liability of 1,174, 915 shares for 2013 and
2,632,576 shares for 2012	5,792,330	3,185,223
Stock issuance of 5,272,004 shares in exchange for convertible debt	5,272,004	—
Company issued shares of 167,183 for cashless exercise	—	167
Stock issuance of 893,267 shares in payment of Convertible Secured Promissory Notes related to acquisition of Surgical Biologics	—	893,267
Tenant improvement incentive	996,866	—

12.	Contractual Commitments and Contingencies

Contractual Commitments
In addition to the Capital Leases noted under Property and Equipment above, the Company has entered into operating lease agreements for facility space and equipment.  The estimated annual lease payments are as follows:

12-month period ended September 30
2014	$784,771
2015	1,251,301
2016	1,329,436
2017	1,369,696
2018	1,410,754
Thereafter	478,326
$6,624,284

Letters of Credit

As a condition of the leases for the Company's facility space we are obligated under standby letters of credit in the amount of approximately $525,000. These obligations decrease in value at various times over the lives of the leases.

FDA Untitled Letter
Initially, MiMedx processed its tissue allografts in only one form, which was a sheet form. In 2011, MiMedx introduced a micronized form of its sheet allografts.
The U.S. Food and Drug Administration, or FDA, has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. If an HCT/P meets the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”), no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. However, the processor of the tissue is required to register with the FDA, comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse events.
To be a 361 HCT/P, a product generally must meet all four of the following criteria:

·	It must be minimally manipulated;
·	It must be intended for homologous use;
·	Its manufacture does not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and
·
It does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function (unless the product is intended for reproductive use, autologous use, or use in a first or second degree blood relative).

MiMedx believes that all of its tissue products qualify as 361 HCT/P’s, however, on August 28, 2013, the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service Act due to the “micronization process which alters the original, relevant characteristics of the structural tissue, relating to the tissue’s utility for reconstruction, repair or replacement.” The Untitled Letter concluded that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. Importantly, the Untitled Letter did not specify which relevant characteristics the FDA believes are altered by the micronization process.
As explained on the FDA’s website, an “Untitled Letter is an initial correspondence with regulated industry that cites violations that do not meet the threshold of regulatory significance for a Warning Letter.” The Company was surprised by the Untitled Letter, considering the FDA conducted a directed inspection of our facility in July 2012, one of the express purposes of which was to determine the status of the Company’s AmnioFix® injectable product. The inspection report indicated that “information regarding the firms AmnioFix® Injectable product, which was rolled out August 2011, was collected and forwarded to CBER for review.  The information collected included advertising, packaging, process procedures and studies conducted related to the product.” Following that inspection, the inspector advised the Company that CBER had completed its review and had no findings or further questions and, therefore, the inspection was classified as NAI, or No Action Indicated. The formal establishment inspection report confirming the NAI conclusion was issued on December 4, 2012.
On October 28, 2013, the Company met with the FDA to present the reasons it believes its micronized products do qualify as 361 HCT/Ps. The FDA acknowledged that our presentation included new information that they would review and consider, and they committed to responding in a timely fashion. We hope that, upon further analysis, the FDA will agree with our position. In all events, we are committed to continuing to work with the Agency to agree on a regulatory solution to ensure that our micronized products are available for patients who can benefit from their clinical effectiveness. If, ultimately, it is determined that our injectable products as currently marketed are not 361 HCT/Ps, in order to continue marketing our injectable products, we could have to do one or more of the following: change the labeling for the injectable products, modify the products or our processes, or go through the process of obtaining an approved biologics license for the injectable products. Any of the foregoing could create additional efforts and financial resources. If it is determined that we must obtain a biologics license for the injectable products, obtaining a biologics license requires substantial time, effort and financial resources and there is no assurance that any approvals for our injectable products will be granted on a timely basis, or at all. Further, unless we are permitted to continue to market our injectable products while we pursue a biologics license, we would have to discontinue marketing of those products. It is also possible that we would have to recall injectable products already on the market, though in light of the FDA’s actions in other situations with other HCT/P manufacturers, and the absence of any adverse reactions reported for our product, we consider the possibility of a recall to be remote and therefore not likely to have a material adverse impact on our financial position or results of operations.

Litigation

Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, four purported class action lawsuits were filed against us and certain of our executive officers. Two of the lawsuits were filed in the U.S. District Court for the Southern District of New York on September 9, 2013, and September 10, 2013, respectively. The other two lawsuits were filed in the U.S. District Court for the Northern District of Georgia on September 13, 2013, and September 19, 2013, respectively.

Each complaint purports to be brought on behalf of shareholders who purchased our common stock during different time periods, beginning on various dates and all ending on September 4, 2013. The complaints generally allege that, during the differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s belief that FDA approval was not required to market its products, including its micronized product. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We and our executive officers intend to vigorously defend against these lawsuits. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

13.	Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include our tissue technologies, AmnioFix® and EpiFix®. Our tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through our donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary PURION® process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over

190,000 allografts to date to distributors and OEMs for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.

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

During the nine months ended September 30, 2013, the Company was granted one international patent for the hydrogel technology, one U.S. patent for the collagen technology, one U.S. patent for the hydrogel technology and seven U.S. patents for the amnion technology.

On September 19, 2013, the Company entered into a Supply Agreement (“Agreement”) with Medtronic Sofamor Danek USA, Inc. and Spinal Graft Technologies, LLC (“SGT”), a wholly owned subsidiary of Medtronic, to provide the Company’s tissue based product for spine surgeries. The initial term of the Agreement is three years.

FDA Untitled Letter
Initially, MiMedx processed its tissue allografts in only one form, which was a sheet form. In 2011, MiMedx introduced a micronized form of its sheet allografts.
The U.S. Food and Drug Administration, or FDA, has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. If an HCT/P meets the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”), no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. However, the processor of the tissue is required to register with the FDA, comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse events.
To be a 361 HCT/P, a product generally must meet all four of the following criteria:

·	It must be minimally manipulated;
·	It must be intended for homologous use;

·	Its manufacture does not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and
·
It does not have a systemic effect and is not dependent upon the metabolic activity of living cells for its primary function (unless the product is intended for reproductive use, autologous use, or use in a first or second degree blood relative).

MiMedx believes that all of its tissue products qualify as 361 HCT/P’s, however, on August 28, 2013, the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service Act due to the “micronization process which alters the original, relevant characteristics of the structural tissue, relating to the tissue’s utility for reconstruction, repair or replacement.” The Untitled Letter concluded that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. Importantly, the Untitled Letter did not specify which relevant characteristics the FDA believes are altered by the micronization process.
As explained on the FDA’s website, an “Untitled Letter is an initial correspondence with regulated industry that cites violations that do not meet the threshold of regulatory significance for a Warning Letter.” The Company was surprised by the Untitled Letter, considering the FDA conducted a directed inspection of our facility in July 2012, one of the express purposes of which was to determine the status of the Company’s AmnioFix® injectable product. The inspection report indicated that “information regarding the firms AmnioFix® Injectable product, which was rolled out August 2011, was collected and forwarded to CBER for review.  The information collected included advertising, packaging, process procedures and studies conducted related to the product.” Following that inspection, the inspector advised the Company that CBER had completed its review and had no findings or further questions and, therefore, the inspection was classified as NAI, or No Action Indicated. The formal establishment inspection report confirming the NAI conclusion was issued on December 4, 2012.
On October 28, 2013, the Company met with the FDA to present the reasons it believes its micronized products do qualify as 361 HCT/Ps. The FDA acknowledged that our presentation included new information that they would review and consider, and they committed to responding in a timely fashion. We hope that, upon further analysis, the FDA will agree with our position. In all events, we are committed to continuing to work with the Agency to agree on a regulatory solution to ensure that our micronized products are available for patients who can benefit from their clinical effectiveness. If, ultimately, it is determined that our injectable products as currently marketed are not 361 HCT/Ps, in order to continue marketing our injectable products, we could have to do one or more of the following: change the labeling for the injectable products, modify the products or our processes, or go through the process of obtaining an approved biologics license for the injectable products. Any of the foregoing could create additional efforts and financial resources. If it is determined that we must obtain a biologics license for the injectable products, obtaining a biologics license requires substantial time, effort and financial resources and there is no assurance that any approvals for our injectable products will be granted on a timely basis, or at all. Further, unless we are permitted to continue to market our injectable products while we pursue a biologics license, we would have to discontinue marketing of those products. It is also possible that we would have to recall injectable products already on the market, though in light of the FDA’s actions in other situations with other HCT/P manufacturers, and the absence of any adverse reactions reported for our product, we consider the possibility of a recall to be remote.

Results of Operations Comparison for the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012
Revenue
Total revenue increased approximately $8.1 million, or 103%, to $16.1 million for the three months ended September 30, 2013, as compared to $8.0 million for the three months ended September 30, 2012. The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.
Wound Care market revenue increased by approximately $4.3 million, or 89%, to $9.2 million as compared to $4.9 million in the prior year. Growth was driven by increased revenue in both government and commercial accounts. Beginning in mid-February, the Company expanded its direct sales personnel for the commercial market. The sales executives hired generally have extensive experience in the wound care sector and maintain direct relationships with the physicians. During the quarter, the Company hired an additional nine direct sales personnel primarily for commercial accounts. Sales to government accounts are sold through a distributor that handles all contracting matters, including invoicing and collection. This distributor is also a service disabled veteran owned small business. MiMedx sales personnel manage the physician relationships with the various government accounts.
Surgical and Sports Medicine revenue increased approximately $3.4 million, or 129%, to $6.1 million as compared to $2.7 million in the prior year. The growth was driven by increased use of our AmnioFix ® products in both government and commercial accounts in various sports medicine and surgical applications.
The Other markets category, which includes our Ophthalmic and Dental tissue based products that are sold on an OEM basis as well as our HydroFix® medical device product sold through distributors, increased approximately $0.4 million, or 100%, to $0.8 million as compared to $0.4 million in the prior year.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 13.1% from 17.9% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $0.5 million, or 53.5%, to $1.3 million during the three months ended September 30, 2013, compared to approximately $0.8 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs.

Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended September 30, 2013, increased approximately $7.0 million to $12.7 million compared to $5.7 million for the three months ended September 30, 2012. Selling expense increases were driven by costs associated with building our direct sales organization, increased commissions due to higher sales volume, and increased marketing costs for trade shows and promotions. Additional spending increases included spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense as well as a provision for anticipated costs associated with the management incentive program. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
We recorded financing and net interest expense of approximately $5,000 during the three months ended September 30, 2013, compared with approximately $146,000 of financing and net interest expense during the three months ended September 30, 2012.  The decrease of approximately $141,000 is primarily due to the conversion and payoff of debt.  The following table summarizes the interest charges for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013				2012
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible line of credit with related party	$—	$—	$—	$—	$181,224	$16,384	$—	$197,608
Converted debt related to acquisition	—	—	—	—	3,821	585	—	4,406
Convertible Senior secured promissory notes	—	—	—	—	248,855	126,028	—	374,883
Deferred financing related to senior secured promissory notes	—	—	—	—	5,164	—	—	5,164
Other	—	—	4,527	4,527	—	—	2,585	2,585
	$—	$—	$4,527	$4,527	$439,064	$142,997	$2,585	$584,646

Results of Operations Comparison for the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenue
Total revenue increased approximately $24.6 million, or 149%, to $41.2 million for the nine months ended September 30, 2013, as compared to $16.6 million for the nine months ended September 30, 2012. The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.
Wound Care market revenue increased by approximately $16.4 million, or 259%, to $22.8 million as compared to $6.4 million in the prior year. Growth was driven by increased revenue in both government and commercial accounts. In the first half of 2012, the Company sold through existing distributors. The Company made the strategic decision to hire a direct sales force beginning early in the third quarter of 2012, initially focused on government accounts. In January 2013, the Medicare Q code for Epifix® became effective. The Company continued its expansion of its direct sales personnel for the commercial market. The sales executives hired have generally extensive experience in the wound care sector and maintain direct relationships with physicians. Sales to government accounts are sold through a distributor that handles all contracting matters, including invoicing and collection. This distributor is also a service disabled veteran owned small business. MiMedx sales personnel manage the physician relationships with the various government accounts.
Surgical and Sports Medicine revenue increased approximately $8.0 million, or 95%, to $16.3 million as compared to $8.3 million in the prior year. The growth was driven by increased use of our AmnioFix® products in both government and commercial accounts in various sports medicine and surgical applications.
The Other markets category, which includes our Ophthalmic and Dental tissue based products sold on an OEM basis as well as our HydroFix® medical device product sold through distributors, increased approximately $0.3 million or 15% as compared to the prior year.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 15.1% from 21.2% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.
Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $1.7 million, or 98%, to $3.5 million during the nine months ended September 30, 2013, compared to approximately $1.8 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs.

Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the nine months ended September 30, 2013, increased approximately $20.5 million to $31.9 million compared to $11.4 million for the nine months ended September 30, 2012. Selling expense increases were driven by costs associated with building our direct sales organization for government and commercial accounts as well as increased commissions due to higher sales volume. Additional spending increases included spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense and a provision for anticipated costs associated with the management incentive program. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense

We recorded financing and net interest expense of approximately $1.4 million during the nine months ended September 30, 2013, compared with approximately $1.7 million of financing and net interest expense during the nine months ended September 30, 2012.   The following table summarizes the interest charges for the nine months ended September 30, 2013, and 2012:

	Nine Months Ended September 30,
	2013				2012
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible line of credit with related party	$—	$—	—	$—	$343,527	$48,794	—	$392,321
Converted debt related to acquisition	—	—	—	—	170,509	21,078	—	191,587
Convertible Senior secured promissory notes	1,328,439	11,571	—	1,340,010	693,553	373,974	—	1,067,527
Deferred financing related to senior secured promissory notes	—	—	—	—	14,701	—	—	14,701
Other	—	—	20,932	20,932	—	—	7,350	7,350
	$1,328,439	$11,571	$20,932	$1,360,942	$1,222,290	$443,846	$7,350	$1,673,486

Liquidity and Capital Resources
Revenue continues to increase quarter over quarter while management maintains tight controls over spending. As of September 30, 2013, the Company had approximately $6.1 million of cash and cash equivalents. The Company reported total current assets of approximately $25.8 million and total current liabilities of approximately $8.3 million at September 30, 2013, which represents a current ratio of 3.1 as of September 30, 2013. Management believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

Contractual Obligations
Contractual obligations associated with our ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2013:

		Less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$145,995	32,776	72,325	40,894	—
Operating lease obligations	$6,624,284	784,771	2,580,737	2,780,450	478,326
	$6,770,279	817,547	2,653,062	2,821,344	478,326

Discussion of cash flows
Net cash used in operations during the nine months ended September 30, 2013, decreased approximately $1.4 million to $1.1 million compared to $2.5 million used in operating activities for the nine months ended September 30, 2012, primarily attributable to the decrease in the Net Loss somewhat offset by the increase in working capital.

Net cash used in investing activities during the nine months ended September 30, 2013, increased approximately $2.1 million to $2.5 million compared to $0.4 million used in investing activities for the nine month period ended September 30, 2012. The increase was due to purchases of plant and equipment related to our relocation to a new facility with expanded production capacity and capitalization of patent application costs.
Net cash flows from financing activities during the nine months ended September 30, 2013, decreased approximately $3.4 million to $3.0 million compared to $6.4 million during the nine months ended September 30, 2012. Cash flows from financing activities during the past three quarters include approximately $1.5 million received from the exercise of warrants compared to approximately $5.9 million received from the exercise of warrants during the first nine months of 2012 and approximately $1.5 million received from the exercise of stock options compared to $0.9 million received from the exercise of stock options during the first nine months of 2012.
Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Adjusted EBITDA for the first three quarters of 2013 was approximately $4.1 million which is an improvement of approximately $2.2 million as compared to the prior year three quarters. This improvement was the result of a lower net loss for the period.
We use various numerical measures in investor conference calls, investor meetings and other forums which are or may be considered “Non-GAAP financial measures” under Regulation G. We have provided below for your reference supplemental financial disclosures for these measures, including the most directly comparable GAAP measure and an associated reconciliation.
The following table provides reconciliation of reported Net Loss on a GAAP basis to Adjusted EBITDA defined as Earnings before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Loss (Per GAAP)	$(307,118)	$(4,219,372)	$(2,684,915)	$(6,057,092)

Add back:
Income Taxes	46,700	—	96,975	—
Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	—	3,821	—	170,509
Financing expense associated with beneficial conversion of Line of Credit with Related Party	—	181,224	—	343,527
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	254,019	1,328,439	708,254
Other interest expense, net	4,527	145,582	32,503	451,196
Depreciation Expense and loss on fixed asset disposal	184,590	122,934	422,524	354,425
Amortization Expense	259,575	449,692	789,809	1,117,646
Share Based Compensation	1,667,766	669,469	4,155,005	1,755,669
Impairment of Intangible Assets	—	1,798,495	—	1,798,495
Fair Value Adjustment of Earn-out Liability	—	1,320,000	—	1,320,000
Earnings Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$1,856,040	$725,864	$4,140,340	$1,962,629

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, four purported class action lawsuits were filed against us and certain of our executive officers. Two of the lawsuits were filed in the U.S. District Court for the Southern District of New York on September 9, 2013, and September 10, 2013, respectively. The other two lawsuits were filed in the U.S. District Court for the Northern District of Georgia on September 13, 2013, and September 19, 2013, respectively.

Each complaint purports to be brought on behalf of shareholders who purchased our common stock during different time periods, beginning on various dates and all ending on September 4, 2013. The complaints generally allege that, during the differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements related to the Company’s belief that FDA approval was not required to market its products, including its micronized product. For additional background on the events giving rise to this litigation, see the discussion under the heading Recent Events, FDA Untitled Letter, in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We and our executive officers intend to vigorously defend against these lawsuits. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, except as set forth below.
The FDA has issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service.
On August 28, 2013, the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service Act due to the “micronization process which alters the original, relevant characteristics of the structural tissue, relating to the tissue’s utility for reconstruction, repair or replacement.” The Untitled Letter concluded that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. While we believe that our tissue does meet the criteria for regulation solely under Section 361 of the Public Health Service Act and are committed to working collaboratively with the Agency to agree on a regulatory solution to ensure that our micronized products are available for patients who can benefit from their clinical effectiveness, there can be no assurance that the Agency will rescind the Untitled Letter or modify the positions taken in the letter. If, ultimately, it is determined that our injectable products as currently marketed are not 361 HCT/Ps, we could have to do one or more of the following: change the labeling for the injectable products, modify the products or our processes, or go through the process of obtaining an approved biologics license for the injectable products. Any of the foregoing would require additional efforts and financial resources. If it is determined that we must obtain a biologics license for the injectable products, obtaining a biologics license requires substantial time, effort and financial resources and there is no assurance that any approvals for our injectable products will be granted on a timely basis, or at all. Further, unless we are permitted to continue to market our injectable products while we pursue a biologics license, we would have to discontinue marketing of those products. It is also possible that we would have to recall products already on the market.
We and certain of our executive officers have been named as defendants in recently initiated class action lawsuits that could result in substantial costs and divert management’s attention.
We, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding the Company’s belief that FDA approval was not required to market the Company’s products, including its micronized products. We intend to engage in a vigorous defense of such litigation. Any adverse judgment or settlement of the litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued approximately 208,000 shares of common stock and received cash proceeds of approximately $312,000 or $1.50 per share, for the exercise of warrants during the period.

Item 3. Default Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Reference	Description

3.1		Articles of Incorporation as filed with the Secretary of State of Florida on March 31, 2008 (incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-Q on August 8, 2013)
3.2
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 14, 2010 (incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 10-Q on August 8, 2013)

3.3
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on August 8, 2012 (incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 10-Q on August 8, 2013)

3.4
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on November 8, 2012 (incorporated by reference to Exhibit 3.4 filed with the Registrant's Form 10-Q on August 8, 2013)

3.5		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.6		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.57#		First Amendment to Product Distribution Agreement amending that certain Product Distribution Agreement that was effective April 19, 2012.
10.58#*		Second Amendment to Product Distribution amending that certain Product Distribution Agreement that was effective April 19, 2012, and amended March 25, 2013 between MiMedx Group, Inc. and AvKARE, Inc.
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
*
Certain confidential material appearing in this document, marked by [*****], has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2013
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer