Form 10-K
period 2013-12-31
MIMEDX GROUP, INC.
filed 2014-03-04
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission file number 0-52491
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1775 West Oak Commons Court, NE Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2013, based upon the last sale price of the shares as reported on the NASDAQ on such date, was approximately $559,000,000.
There were 105,581,111 shares of Common Stock outstanding as of February 15, 2014.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2014 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

PART I
This Form 10-K and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference.  These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
Forward-looking statements include, but are not limited to, the following:

•	the advantages of our products;

•	our ability to develop future products;

•	our belief regarding the growth of our direct sales force resulting in increased revenues;

•	expectations regarding government and other third-party reimbursement for our products;

•	our beliefs regarding our relationships with our two largest distributors;

•	expectations regarding future revenue growth;

•	our ability to procure sufficient quantities of donated placentas for our products and future products;

•	market opportunities for our products and future products;

•	prospects for obtaining additional patents covering our proprietary technology; and

•	our ability to compete effectively.
Our actual results may differ materially from those expressed or implied in these forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” below.  Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Item 1. Business
Overview
MiMedx® is an integrated developer, manufacturer and marketer of patent protected regenerative biomaterial products and bioimplants processed from human amniotic membrane. “Innovations in Regenerative Biomaterials" is the framework behind our mission to provide physicians our products and tissues to help the body heal itself. Our biomaterial platform technologies include AmnioFix® and EpiFix®, our tissue technologies processed from human amniotic membrane that is derived from donated placentas. Through our donor program, mothers delivering full-term Cesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary Purion® Process, to produce a safe and effective implant, which is referred to throughout this report as an "allograft." MiMedx® is the leading supplier of amniotic tissue, having supplied hundreds of thousands of allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.
Our History
Our current business began on February 8, 2008, when Alynx Co., our predecessor company, acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”), the assets of which included licenses to two development-stage medical device technology platforms- HydroFix® and CollaFix™.  On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed on February 28, 2008, for purposes of the merger.  MiMedx Group, Inc. was the surviving corporation in the merger. In 2010, we commercialized the first medical device product using our HydroFix® technology. In 2011 and 2012, we launched additional versions of our HydroFix® product line.  In January 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC (“Surgical Biologics”).  The acquisition of Surgical Biologics expanded our business by adding allografts and other products processed from human amniotic membrane to our existing medical device product lines based on our HydroFix® technology.  These tissue-based products represented approximately 96% of our revenues in 2011, and 99% of our revenues in 2012 and 2013. Also in 2013, we changed the name of Surgical Biologics to MiMedx Tissue Services, LLC. Due to the relatively small size of the addressable market for our HydroFix® product line, we decided to discontinue that product line in the fourth quarter of 2013. Although we have yet to commercialize any products using our CollaFix™ technology, we continue to believe that technology presents a significant opportunity in the orthopedic and sports medicine markets.
For financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.
Our Technology and Products
AmnioFix®, EpiFix® and other Tissue -Based Allografts

MiMedx is the leading supplier of allografts processed from amniotic tissue, having supplied over 200,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic, and Dental sectors of healthcare.  Our tissue-based products include our own brands, AmnioFix® and EpiFix®, as well as products that we supply on a private label or “OEM” basis.  We continue to research new opportunities for amniotic tissue, and currently have several additional offerings in various stages of conceptualization and development.

Amniotic membrane has been shown to lack certain antigens that elicit an immune response. Amniotic membrane is considered immunoprivileged.  Some dehydrated amniotic membranes include the epithelial layer, which studies have shown contributes significant immunosuppressive properties to dehydrated amniotic membrane products.

Natural human amniotic membrane is composed of multiple layers that contain:

•	Structural proteins; including:

◦	Collagen types IV, V, and VII

◦	Elastin

•	Specialized proteins; including:

◦	Fibrillin

◦	Fibronectin

◦	Laminins

◦	TIMPs 1,2,4, Tissue Inhibitor of Metalloproteinase 1, 2, 4

•	Growth Factors; including but not limited to:

◦	Epidermal Growth Factor (EGF)

◦	Transforming Growth Factor Beta (TGF-B)

◦	Fibroblast Growth Factor (FGF)

◦	Platelet Derived Growth Factors A & B (PDGF A&B)

As discussed below under the subheading of “Tissue Processing and Recovery,” we believe our proprietary technique for processing allografts from amniotic tissue preserves more of the natural characteristics of the tissue than the processes used by our competitors.
Tissue Processing and Recovery
We operate a licensed tissue bank that is registered as an establishment with the United States Food and Drug Administration ("FDA").  We are an accredited member of the American Association of Tissue Banks (“AATB”).  We partner with physicians and hospitals to recover donated placental tissue.  After consent for donation is obtained, donors are screened for eligibility and the donated tissue is tested for safety in compliance with federal regulations and AATB standards on communicable disease transmission.  All donor records and test results are reviewed by our Medical Director prior to the release of the tissue for processing.
Over several years, we have developed a unique and proprietary technique for processing allografts from the donated placental tissue.  Our Purion® Process produces an allograft that is safe and effective. Our unique processing technique specifically focuses on maintaining the delicate structure and collagen matrix of the tissue.  The Purion® Process helps maintain graft structure, provides optimal performance and allows the allograft to be stored at room temperature and have a five-year shelf life.  Additionally, each allograft incorporates specialized visual embossments that assist the surgeon with proper graft placement and orientation.
Our team is dedicated to providing safe, superior allografts that exceed customer expectations.  To better satisfy the requirements and expectations of our customers, we maintain strict control on quality beginning at the time of procurement.  We have developed and implemented a Quality Management System in compliance with both FDA and AATB standards.  Using this Quality Management System, we maintain strict control over each step of the process.
EpiFix®
Our EpiFix® allograft is configured for external use. It is designed to enhance healing of wounds, as well as to reduce inflammation and scarring.  Currently, EpiFix® and EpiFix® Micronized are being used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds (such as wounds following plastic surgery). We offer EpiFix® in a sheet form as well as a micronized powder form. The powder can be packed into wounds and is particularly useful for tunneling wounds. Some physicians also choose to mix the powder with saline to inject it into the wound bed and wound margins.
AmnioFix®
Our AmnioFix® allografts are configured for internal use.  Currently, our AmnioFix® product line consists of three configurations, AmnioFix®, AmnioFix® Wrap and AmnioFix® Injectable:

•
AmnioFix® is provided in a sheet form.  It is configured to reduce inflammation, enhance non-structural soft tissue healing and to minimize scar tissue formation after primary surgical repair.  It is being used currently in spine, general and urology surgeries.

•	AmnioFix® Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix® Injectable is supplied in micronized powder form used for injection into soft tissue areas.  AmnioFix® is used to reduce inflammation while enhancing healing of soft tissue micro tears.  Currently, AmnioFix® is used to treat conditions such as: tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis; bursitis; strains and sprains.

Other Tissue Products
Currently, allografts for ophthalmic surgery and dental and oral maxilla facial applications are sold on an OEM basis pursuant to agreements whereby we have granted third parties exclusive licenses to some of our technology for use in those fields in specified markets.

Medical Device Technologies- CollaFix™ and HydroFix®
CollaFix™
Our CollaFix™ technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process.  Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into biomechanical constructs intended to treat a number of orthopedic soft-tissue trauma and disease disorders. The technology is licensed from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. pursuant to an exclusive, world-wide license to practice and use the technology and to manufacture, have manufactured, market, offer for sale and sell products incorporating the technology. The license of the technology is perpetual, except that the license terminates on a country-by-country basis as to any patent or portion thereof included in the licensed technology upon the expiration of such patent or portion thereof in the applicable country. We continue to evaluate how best to exploit this technology. We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
We are required to pay a royalty of 3% on all commercial sales revenue from the sale of products incorporating the licensed technology.  We also are obligated to pay a $50,000 minimum annual royalty payment over the life of the license.
HydroFix®
Our HydroFix® products are based on licenses to certain patents and patent application rights to a PVA- based hydrogel, which is a water-based biomaterial that can be manufactured with a wide range of mechanical properties, including those that appear to mimic closely the mechanical and physical properties of natural, healthy human tissue. Because the addressable market for our HydroFix® products is somewhat limited, we chose to discontinue this product line in the fourth quarter of 2013. Currently, we have no plans to develop further products using the HydroFix® technology. Therefore, we no longer view that technology as material to our current or future business.  Our licenses to that technology are fully paid-up and we have no further obligations to the licensors under such licenses. See Note 2 to Consolidated Financial Statements “Significant Accounting Policies” under the subheadings “Impairment of Intangible Assets with Finite Lives” and “Impairment of Long-lived Assets.”
Intellectual Property
Our intellectual property includes licensed patents, owned and licensed patent applications and patents pending, proprietary manufacturing processes and trade secrets, and trademarks associated with our technology.  Furthermore, we require employees, consultants and advisors to sign Proprietary Information and Inventions Agreements, as well as Nondisclosure Agreements that assign to us and protect the intellectual property existing and generated from their work or that we may otherwise use or own. We believe that our patents, trade secrets, trademarks, and technology licensing rights provide us with important competitive advantages.

Patents and Patent Applications
Because of the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of this Form 10-K, we own the following U.S. patents related to our tissue technology and products:

Patent Number	Description	Estimated Expiration Date
8,624,092	A multilayered tissue graft	09/08/2028
8,623,421	A dehydrated placental tissue graft with an asymmetric label	08/17/2027
8,597,687	Methods for determining the orientation of a tissue graft	08/17/2027
8,460,716	Method for applying a label to a placental tissue graft	08/17/2027
8,460,715	Labeled tissue graft	08/17/2027
8,409,626	Amnion membrane comprising an exposed basement membrane and an exposed fibroblast layer	09/08/2028
8,372,439	Method for treating a wound using improved placental tissue graft	09/08/2028
8,372,438	Method for inhibiting adhesion formation using an improved placental tissue graft	09/08/2028
8,372,437	Dehydrated layered tissue graft consisting of intact amnion layer and chorion layer	07/06/2031
8,357,403	Method for making a tissue graft	09/23/2028
8,323,701	Layered tissue graft (at least 2) without epithelial cells	10/07/2029
Fifty-three additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office and with various international patenting agencies.
Worldwide, our CollaFix™ and HydroFix® technologies are protected with 13 and 14 issued patents, respectively. Additionally, in the U.S. and internationally, there are 49 patent applications pending covering our CollaFix™ technology and two pending applications covering our HydroFix® technology.
Of course, the pending patent applications may not result in issued patents and even if they do, the claims may be substantially modified or reduced.
See discussion below under “Risk Factors” “Risks Related to Our Intellectual Property.”
Market Overview
Our primary tissue allografts are comprised of dehydrated human amnion/chorion membrane (dHACM) that is processed using our proprietary Purion® Process. Our tissue-based products provide anti-inflammatory, anti-scarring and, in some cases, barrier properties, as well as enhanced healing at the surgical or wound site.  They can be stored at ambient temperature, with a five year shelf life and are easy for the physician to handle when treating a patient.
We currently are focused primarily on the U.S. market but may pursue specific individual international markets as opportunities arise.  In the U.S., the three key areas of focus for the products we market currently are chronic and acute wound care, surgical applications, where our products act as a barrier and minimize scar formation, and tendinopathy/ pain relief.

Acute and Chronic Wounds
An estimated 5.6 million patients have acute or chronic wounds1. Our placental tissue-based allografts help heal acute and chronic wounds. Chronic wounds are defined as wounds that are delayed in closing compared to healing in an otherwise healthy individual.  Some of the most common types of chronic wounds are diabetic foot ulcers, venous leg ulcers, pressure ulcers, arterial ulcers, and surgical wounds that become infected. Acute wounds can be caused by surgical intervention, trauma or burns. For acute wounds, our tissue platforms have the potential to reduce scar tissue formation in a variety of applications, including the estimated 1.6 million patients annually undergoing elective aesthetic plastic surgery2, as well the estimated 1.3 million patients annually undergoing Cesarean section births3, where scarring can limit flexibility, generate post-operative pain and can be unattractive. In both acute and chronic wounds, the physician’s goal during treatment is to heal the wound while allowing the patient to retain natural function in the area of the wound with minimal scarring and infection. If a wound becomes infected, it can lead to a loss of limb or life, and physicians want to close the wound as quickly as possible to minimize this risk. Patients with chronic wounds likely have comorbidities, such as diabetes or poor circulation, that complicate or delay the healing cascade.  According to the IData Research report US Market for Wound and Tissue Management for 2012, the market revenues in wound care are expected to rise at an accelerated compounded annual growth rate of 13.0% between 2011 and 2018. In addition, the report projects growth of skin substitute units of 10.3% in the same period to approximately 500,000 units4.
Our EpiFix® allografts, in both sheet and injectable forms, are used for the treatment of all types of chronic and acute, partial and full-thickness wounds.  EpiFix® delivers essential wound healing factors, extracellular matrix proteins and inflammatory mediators to help reduce inflammation, enhance healing, and reduce scar tissue formation.  Unlike some competing technologies, the use of EpiFix® is not limited to a specific wound. EpiFix® stores at ambient temperature (-80°- 80°C) for up to five years.  Certain cultured skin substitutes currently on the market require -80°C storage and expire only six months from time of processing.  Another leading skin substitute is delivered on demand and has strict temperature controls between 20° - 23° Celsius with a ten day shelf-life.  The logistics complications associated with the use of those products highlight the distinct advantages of EpiFix®.
In addition, our strategic plan to supply multiple sizes of grafts (from 1.5cm2 to 49cm2) minimizes product waste.  Two leading competitors’ products come in only one size each, 2 inch x 3 inch (38 cm2) and 75 mm disc (42 cm2).  Since the majority of diabetic foot ulcers are less than 5cm2, using one of these competitors’ products results in significant waste.
Surgical Applications
Our AmnioFix® tissue allografts have shown marked improvements in healing patients undergoing surgical procedures and helping to reduce scar tissue formation in a variety of applications including, but not limited to, plastic surgery, general surgery, OB/GYN, urology, orthopedics, spine, and sports medicine.
AmnioFix® is used as a barrier membrane in procedures where scar tissue formation may be problematic.  AmnioFix® provides additional benefits, including anti-inflammatory agents and growth factors, that may assist with soft tissue healing. A reduction of scar tissue is necessary if the patient needs to have an additional surgical procedure in the future, as it may facilitate the re-access to the surgical site, as well as help with scar attachment to the spinal dura.  There are approximately 850,000 spinal surgeries per year5 and most of them potentially could use AmnioFix® to reduce scarring and inflammation during the primary procedure, which may reduce time during reoperations or follow-up surgeries. AmnioFix® Wrap is applied by wrapping target tissues (ligaments, tendons, and or nerves) to create a barrier, which performs two functions: it acts as a neo-sheath to protect the target tissue and provides extracellular matrix proteins, cytokines and chemokines to enhance the wound healing process.
Tendinopathy and Pain
An estimated 17 million6 patients who have tendinopathy and pain associated with inflammation potentially could benefit from our AmnioFix® Injectable products. AmnioFix® Injectable addresses the chronic sports/work soft tissue injury market, including but not limited to tennis elbow, golfers elbow, plantar fasciitis, tendonitis, bursitis and sprains.  Soft tissue injuries are often caused by either trauma or overuse of the affected area.  Micro-tears in the tissue form and become inflamed. Scar tissue may form and impede a full recovery.  Steroids are often used as a first line to help the patient cope with the pain and assist with recovery.  There are a number of patients that do not get relief with steroids or do not want to use steroids, and over-use of steroids can cause long-term damage to the tissue.   AmnioFix® Injectable reduces inflammation and scar tissue formation, while enhancing healing of soft tissue micro-tears. We have demonstrated this clinical effectiveness through a Randomized Clinical Trial (RCT) examining the effects of AmnioFix® Injectable in the reduction of pain for plantar fasciitis. The study “Prospective, Randomized, Blinded, Comparative Study of Injectable Micronized Dehydrated Amniotic/Chorionic

Membrane Allograft for Plantar Fasciitis-A Feasibility Study" has been published in Foot and Ankle International in 2013, a prominent peer-reviewed indexed orthopedic journal.
Market opportunity numbers derived from the following sources:

1.	SmartTRAX.net

2.	American Society of Plastic Surgeons “2012 Plastic Surgery Statistics Report” http://www.plasticsurgery.org/news-and-resources/2012-plastic-surgery-statistics.html

3.
CDC Report - National Hospital Discharge Surgery: 2010 Table, Procedures by Selected patient characteristic - Number by procedure category and age (/nchs/data/nhds/4procedures/2010pro4_numberprocedureage.pdf)

4.	US Market for Wound and Tissue Management, page 331 Figure 10-6: Total Skin Substitutes Market, US, 2008-2018, iDATA_US WT12_RPT report

5.	Worldwide Markets and Emerging Technologies for Tissue Engineering and Regenerative Medicine, 2009, Intellab

6.	MiMedx internal estimates and calculations based on market intelligence
Marketing and Sales
As of December 31, 2013, we had a direct sales force comprised of more than 70 sales professionals who call on hospitals, physicians, clinics and wound care centers. Some members of our sales force also call on government health care facilities, which order our products directly from our distributor for government accounts. We also have assembled a network of independent sales representatives and distributors to sell our surgical and sports medicine products.
We continue to pursue private label or “OEM” relationships, which allow us to leverage the sales and distribution resources of our private label customers. In the ophthalmic and dental markets, our products currently are marketed exclusively through a single licensee in each such field in specified markets. In October 2013, we entered into a non-exclusive distribution agreement with Medtronic, Inc. and its wholly-owned subsidiary, SpinalGraft Technologies, LLC (SGT). Under the agreement we will provide our Purion® Processed grafts to Medtronic to be marketed by SGT for spinal applications throughout the United States.
Reimbursement
In 2013, 56% of our products were purchased for government accounts, which do not depend on reimbursement from third parties.  With the exception of government accounts, most users of our products are doctors, hospitals or ambulatory surgery centers that rely on reimbursement by third-party payers.  Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. In the U.S., such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.  Governmental payment programs have prescribed coverage criteria and reimbursement rates for medical products, services and procedures. Similarly, private third-party payers have their own coverage criteria and often have negotiated payment levels for medical products, services and procedures.  In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the products and services that a member will receive.
EpiFix® Sheet Products
Medicare Coverage
By far, the largest third party payer in the United States is the Medicare program, which is a federally funded program that provides healthcare coverage for senior citizens and the disabled. In addition, while, as discussed above, each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product, private payers often follow the lead of governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful introduction of a new product.
The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS). CMS has appointed eight Medicare Administrative Contractors (MACs), which are private insurance companies that serve as agents of CMS in the administration of the Medicare program, including the payment of claims and making coverage decisions for the Medicare-assigned jurisdiction for which they are responsible.
The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s sub regulatory coverage and reimbursement determinations. Ultimately, however, each of the MACs determines whether and on what conditions they will provide coverage for the product. Such decisions are based on their assessments of the efficacy and cost effectiveness of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to be able to provide data to the MACs, as well as other payers, in order to demonstrate the efficacy and clinical effectiveness of our EpiFix® sheet products. As of the date of this report, seven of the eight MACs provided reimbursement for these products.
For Medicare reimbursement purposes, our EpiFix® sheet products are classified as “skin substitutes.” In 2013, providers that administered EpiFix® allografts and other skin substitutes were reimbursed for the products based on the size of the graft, computed on a per square centimeter basis. The payment rate was calculated using the manufacturer’s average sales price (“ASP”) information. We and other manufacturers of skin substitutes are required to provide ASP information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, such manufacturer is subject to civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. For skin substitutes administered in the physician office, the Medicare payment rate, which is established by statute, is ASP plus 6%. For skin substitutes administered in the hospital outpatient and ambulatory surgery center setting, the statute establishes the payment rate for new drugs and biologicals that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus 6%) for two to three years after the product is introduced. Our EpiFix® sheet allografts were granted pass-through status allowing reimbursement for EpiFix® sheet allografts administered in hospital outpatient departments and ambulatory surgery centers at ASP plus 6%. CMS establishes the payment rates for products administered in the hospital outpatient and ambulatory surgery setting that do not have pass-through status by regulation. For 2013, most skin substitutes were reimbursed at ASP plus 6%.
Beginning April 1, 2013, Medicare payments for all items and services, including EpiFix® sheet products, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240.
Our EpiFix® sheet allografts come in many sizes that are appropriate to the size of the wounds they are used to treat. Some competitive products come in only one size that is, on average, significantly larger than the wounds they are used to treat. The provider has to cut these products to size and the rest of the product is discarded, and, therefore, wasted. Because reimbursement for these products was based on the size of the graft, the Medicare payment for these grafts was costly, and a larger portion of the product was wasted. In part to combat this wastage, in November 2013, CMS announced a new reimbursement methodology for skin substitutes in the hospital outpatient and ambulatory surgical center setting effective in 2014. Under the new Hospital Outpatient Prospective Payment System (“OPPS”) Final Rule, CMS packages the reimbursement for skin care substitutes, including EpiFix®, with the related surgical procedure under a two-tier payment system. Under the new system, the Medicare packaged rate is not based on the size of the graft. Instead, the payment rate depends generally on the size of the wound to which the product is applied and whether the product is a “high cost skin substitute” or a “low cost skin substitute.” Skin substitutes with an average sales price amount above the weighted average of $32 per sq. cm. are classified in the high cost group and are reimbursed at a higher packaged rate; those at or below the weighted average per sq. cm. are classified in the low cost group and are reimbursed at a lower packaged rate. Because EpiFix® has pass-through status through 2014, in addition to the packaging payment, if the reimbursement for EpiFix® calculated on the basis of ASP plus 6% exceeds a specified “offset amount,” the facility will be entitled to an additional pass-through payment in the amount of the difference. The new CMS reimbursement policy does not apply to products applied in physician offices, which will continue to be reimbursed using the ASP plus 6% payment methodology. As discussed below under the heading "Competition", management believes this new methodology will provide us with opportunities to increase market share. Note that the payments for 2014 calculated as described above will continue to be reduced by 2% so long as sequestration remains in effect.
The methodology under which CMS establishes reimbursement rates is subject to further change, particularly because of budgetary pressures facing the Medicare program and the federal government.
Private Payers
We are devoting considerable resources to clinical trials to support coverage and reimbursement of our products and we are aware of an increasing number of private payers that are reimbursing for EpiFix® administered in the physician office or the hospital outpatient and ambulatory surgery center settings.   Even when a payer is convinced of the clinical and cost-effectiveness of our product, coverage and reimbursement may vary according to the individual or group plan or policy under which the patient has coverage.  Therefore, we do not have reliable data as to how many commercial payers reimburse for EpiFix®, for which indications or at what rate.  We have established a reimbursement support group to educate and assist providers and patients with regard to reimbursement for our products.
Hospital Use
EpiFix® products administered in the hospital setting generally are bundled as part of the hospital’s bill for a diagnosis-related group (DRG).  In these cases, we also must convince the hospital that the product is both efficacious and cost-effective.
AmnioFix® Sheet Products
Our AmnioFix® surgical products generally are bundled as part of a hospital’s bill for a diagnosis-related group (DRG).  As noted above with respect to EpiFix®, the ability to sell products to the hospital market is dependent upon demonstrating to the hospital that the product is both efficacious and cost-effective.
EpiFix® and AmnioFix® Micronized Products
There currently is no third party reimbursement for our micronized products.
See discussion below- “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”
Customer Concentration
We provide products to Government accounts, including the Veteran’s Administration, through a distributor relationship with AvKARE, Inc., which is a veteran-owned General Services Administration Federal Supply Schedule Contractor.  In 2013, sales to this distributor represented 56% of our revenues.  The distribution agreement has a term of three years ending in April 2015, and has the potential to be extended for three additional one year terms.  This distribution relationship is different than our other distribution relationships in that our direct sales force calls on Government accounts to generate orders for our products, which are placed directly with the distributor. Thus, if our agreement with this distributor was terminated for any reason, including because this distributor was no longer a Federal Supply Schedule Contractor, we believe we could retain or regain that business by contracting with another distributor to service these government accounts or becoming a General Services Administration Federal Supply Schedule Contractor ourselves. Nevertheless, any disruption in the inclusion of our products on the Federal Supply Schedule for any reason could materially and adversely affect our business, revenues and results of operations.
Another of our distributors represented an additional 10% of our total revenues in 2013.  Our current distribution agreement with this distributor has a three year term, expiring in November 2015.
See discussion below- “Risk Factors” under the heading “A significant portion of our revenues and accounts receivable come from a limited number of accounts.”
Competition
Competition in the regenerative medicine field is intense and subject to rapid technological change. Companies within the industry compete on the basis of product efficacy, pricing, and ease of handling/logistics. The availability of third party reimbursement for a product also is a competitive advantage.
We compete in three major areas of clinical treatment where regenerative biomaterials may be employed to reduce inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, orthopedic/ spine surgery and sports medicine. The EpiFix® product line is promoted primarily for advanced wound healing, while the AmnioFix® products are positioned for surgical and sports medicine applications.
Advanced wound care therapies employ skin grafts to aid in wound healing in cases where the healing has stalled or stopped. The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products. In 2013, our main competitors were Shire, the manufacturer of Dermagraft, and Organogenesis, the manufacturer of Apligraf. Both of those products are tissue-engineered living skin equivalents that require special shipping and/or storage in freezers. Both of those products also come in only one large size, which is significantly larger than many of the wounds they are used to treat, resulting in a high cost product, much of which is wasted. In January 2014, Organogenesis announced that it was acquiring the rights to the Dermagraft product line. Although we have competed effectively against Dermagraft and Apligraf based on the clinical efficacy of and cost effectiveness of our products and ease of storage and handling, we believe we will be able to compete even more effectively in 2014 due to the changes in Medicare reimbursement for skin substitutes in the hospital outpatient setting. As discussed above under the heading “Reimbursement,” in 2014, these competitors’ products used in the hospital outpatient setting will no longer be reimbursed on a per square centimeter basis. As a result, we believe hospital outpatient facilities will be motivated to use more cost-effective products, such as EpiFix®.
Smith & Nephew’s Oasis is the primary competitive product among the porcine- or bovine- derived collagen matrix products. As a collagen it can help with providing a matrix in the wound, however, it offers limited growth factors to enhance healing and due to the porcine origin may cause an immune response in the patient. Oasis is a low cost option and falls into a correlating low cost reimbursement category. It is stored at room temperature and has a 2 year shelf life. There are a number of competitors producing and/or distributing amniotic membrane allografts, but none is dominant and we believe that, currently, there is very limited reimbursement for their products.
The primary competitive products in the orthopedic/surgical market are other amniotic membrane allografts. Again, there are several competitors, but none is dominant.
In the sports medicine market, the primary competitive treatments are injections of the patient’s own platelet rich plasma (PRP) and steroidal cortisone injections. PRP is a time consuming process that involves drawing the patient’s blood, placing it in a centrifuge, spinning down the blood, extracting the platelet-rich portion, and then injecting the PRP back into the patient. Reimbursement for PRP is varied and may be very limited in some areas. The injectable dehydrated Human Amnion/Chorion Membrane allografts are simply mixed with saline and provide many more growth factors and other elements to reduce inflammation and scar tissue and enhance healing. Cortisone steroid injections are used as an anti-inflammatory. They work within a few days and last up to several weeks; however, the initial effect may be temporary and subsequent doses may not be as effective. Animal studies have shown that such treatments may weaken tendons and soften cartilage and that repeated injections multiply these effects. There are myriad providers of both platelet rich plasma services and steroidal cortisone.
Many of our products have short regulatory time frames and our competitors may be able to develop competitive products that are as or more effective than our products or that render our products and technologies less competitive or obsolete. We also may face competition in the future from other companies that are researching and developing competitive products. Current and future competition in our market may lead to pricing pressure, which could have a negative impact on the profitability of our business in the future.
See discussion below- “Risk Factors” under the heading “We are in a highly competitive and evolving field and face competition from large, well-established, tissue processors, and medical device manufacturers as well as new market entrants.”
Government Regulation
FDA Premarket Clearance and Approval Requirements
Tissue Products
Our EpiFix® and AmnioFix® products are derived from human tissue. Each of these products is offered in both a sheet form and in a micronized form. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved biologics application (BLA).
Products Regulated as HCT/Ps
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
To be a 361 HCT/P, a product generally must meet all four of the following criteria:

•	It must be minimally manipulated;

•	It must be intended for homologous use;

•	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

•	It must not have a systemic effect and must not be dependent upon the metabolic activity of living cells for its primary function.
If an HCT/P meets all the above criteria, no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required.
We believe that all of our tissue products qualify as 361 HCT/Ps. On August 28, 2013, however, the FDA issued an Untitled Letter alleging that our micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service Act due to the “micronization process which alters the original, relevant characteristics of the structural tissue, relating to the tissue’s utility for reconstruction, repair or replacement.” The Untitled Letter was published on the FDA’s website on September 4, 2013. In subsequent correspondence, the FDA asserted that the basis for its conclusion was that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micronized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” For this reason, the FDA believes that the micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but rather are biologics that can only be lawfully marketed if an approved biologics application (BLA) for the products is in effect. The process for obtaining an approved biologics application is described in more detail below.
We have advised the FDA that although we do not agree with their position, we understand the Agency’s interest in further regulating this emerging technology. Accordingly, we have proposed to the FDA that we will pursue the BLA process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. There is no guarantee that the FDA will agree to a transition plan or allow us to continue to market our micronized products while we pursue one or more BLAs. If they do allow us to continue to market our micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that we will be required to recall our micronized products.
See discussion below- “Risk Factors” under the heading “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of new tissue products more expensive and significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”
Products Regulated as Biologics- The Biologics License Application (BLA) Pathway
The typical steps for obtaining FDA approval of a BLA to market a biologic product in the U.S. include:

•	Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA’s good laboratory practices regulations;

•
Submission to the FDA of an Investigational New Drug Application (IND) for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board (IRB) approval at each clinical site before the trials may be initiated;

•	Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product for each indication;

•
Submission to the FDA of a BLA for marketing the product, which includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;

•	Satisfactory review of the contents of the BLA by the FDA, including the satisfactory resolution of any questions raised during the review;

•	Satisfactory completion of an FDA Advisory Committee review, if applicable;

•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Processes regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity; and

•	FDA approval of the BLA, including agreement on post-marketing commitments, if applicable.
Generally, clinical trials are conducted in three phases, though the phases may overlap or be combined. Phase 1 trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety and to evaluate the pattern of drug distribution and metabolism within the body. Phase 2 trials are conducted in a larger but limited group of patients afflicted with a particular disease or condition in order to determine preliminary efficacy, dosage tolerance and optimal dosing and to identify possible adverse effects and safety risks. Phase 3 clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a particular disease or condition in order to provide statistically valid proof of efficacy, as well as safety and potency. In some cases, the FDA will require Phase 4, or post-marketing trials, to collect additional data after a product is on the market. All phases of clinical trials are subject to extensive record keeping, monitoring, auditing, and reporting requirements.
The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete. The fee for filing a BLA and the annual user fees payable with respect to any establishment that manufactures biologics and with respect to each approved product are substantial. Additionally, there are significant costs associated with clinical trials that cannot be estimated until the IND is approved. Moreover, data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
See discussion below- “Risk Factors” under the heading “Obtaining and maintaining the necessary regulatory approvals for certain products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.”
Medical Devices
We believe that any products produced from our HydroFix® and CollaFix™ product platforms are likely to be classified by the FDA as medical devices.  Medical Devices are classed as I, II and III in the U.S., with Class II and III requiring either a 510(k) clearance or Premarket Approval (“PMA”) from the FDA prior to marketing. Devices deemed substantially equivalent to legally marketed devices are deemed to pose relatively less risk and are deemed Class II, which requires the manufacturer to submit a premarket notification requesting clearance for commercial distribution.  This is known as 510(k) clearance, which indicates that the device is substantially equivalent to devices already legally on the market.  Most Class I devices are considered very low risk and are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been required, are placed in Class III, requiring PMA. Although we may able to obtain approval for some products through the 510(k) clearance process, in order to fully exploit the CollaFix® technology, one or more PMA applications would be required.
Like the process of obtaining an approved BLA, the process of obtaining a PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete. The FDA may not grant approval on a timely basis, or at all. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
FDA Post Market Regulation
Tissue processors are required to register as an establishment with the FDA. As a registered establishment, we are required to comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse events and our facilities are subject to periodic inspections to assess our compliance with the regulations.
When and if we receive regulatory approval for a BLA for our injectable products or a PMA for a medical device incorporating our CollaFix® technology, we will be subject to numerous additional regulatory requirements, which include, among others, compliance with cGMP, which imposes certain procedural, substantive and record keeping requirements, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and more stringent adverse event reporting

The FDA has broad post-market and regulatory and enforcement powers.  If the FDA finds that we have failed to comply with the applicable requirements, it can institute a wide variety of enforcement actions, ranging from a warning letter to more severe sanctions such as:
•Fines, injunctions, and civil penalties;
•Recall or seizure of our products;
•Operating restrictions, partial suspension or total shutdown of production;
•Refusing our requests for clearance or approval of new products;
•Withdrawing or suspending current applications for approval or approvals already granted;
•Refusal to grant export approval for our products; and
•Criminal prosecution.
Other Regulation Specific to Tissue Products
We are accredited by the American Association of Tissue Banks (AATB), which has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.  In addition, some states have their own tissue banking regulations.
In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue.  Although we have independent third party appraisals that confirm the reasonableness of the service fees we pay, if we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
Fraud, Abuse and False Claims
We are directly and indirectly subject to various federal and state laws governing relationships with healthcare providers and pertaining to healthcare fraud and abuse, including anti-kickback laws.  In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.  The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.  In implementing the statute, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) has issued a series of regulations, known as the “safe harbors.”  These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute.  The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued.  However, conduct and business arrangements that do not fully satisfy each applicable element of a safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.  Many states have laws similar to the federal law.
The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties.  The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages.  The U.S. Department of Justice (“DOJ”) on behalf of the government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers including the off-label promotion of products or the payment of prohibited kickbacks to doctors violated the FCA resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid.  In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.

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
AdvaMed is one of the primary voluntary U.S. trade associations for medical device manufacturers.  This association has established guidelines and protocols for medical device manufacturers in their relationships with healthcare professionals on matters including research and development, product training and education, grants and charitable contributions, support of third-party educational conferences, and consulting arrangements.  Adoption of the AdvaMed Code by a medical device manufacturer is voluntary, and while the OIG and other federal and state healthcare regulatory agencies encourage its adoption and may look to the AdvaMed Code, they do not view adoption of the AdvaMed Code as proof of compliance with applicable laws.  As part of a Company-wide compliance plan, we have incorporated the principles of the AdvaMed Code in our standard operating procedures, sales force training programs, and relationships with health care professionals. Key to the underlying principles of the AdvaMed Code is the need to focus the relationships between manufacturers and healthcare professionals on matters of training, education and scientific research, and limit payments between manufacturers and healthcare professionals to fair market value for legitimate services provided and payment of modest meal, travel and other expenses for a healthcare professional under limited circumstances.  We have incorporated these principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences.  In addition, we have conducted training sessions on these principles. However, we cannot provide any assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of its employees or agents will not disregard the rules we have established.
See discussion below- “Risk Factors” under the heading “We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.”
Manufacturing (Processing)
In early 2014, we expanded our production capacity from one location in Kennesaw, Georgia, by adding a second and significantly larger, manufacturing facility within our headquarters building in Marietta, Georgia. In 2013, all processing was performed in the Kennesaw facility. Effective January 2014, processing was relocated to the Marietta, Georgia facility. The Kennesaw facility remains available as a secondary processing site.  We also perform research and early stage product and process development activities in its Marietta and Kennesaw, Georgia, locations.
We are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union.  We are FDA registered.  Our facilities are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Suppliers
We have a comprehensive network of hospitals that participate in our placenta donation program.  We have a dedicated staff that works at these hospitals, collecting donated placentas from mothers who undergo Cesarean section births and consent to donation.  We believe that we will be able to procure an adequate supply of tissue to meet anticipated demand.
Research and Development
Our research and development group has extensive experience in developing products related to our field of interest, and works with our Medical Advisory Board to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.  Clinical trials that demonstrate the safety, efficacy and cost effectiveness of our products are key to obtaining broader reimbursement for our products.  In addition to our internal staff we contract with outside labs and physicians who aid us in our research and development process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 7 below for information regarding expenditures for research and development in each of the last three fiscal years.
Environmental Matters

Our tissue preservation activities generate some chemical and biomedical wastes, consisting primarily of diluted alcohols and acids, human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures.  The chemical and biomedical wastes generated by our tissue processing operations are placed in appropriately constructed and labeled containers and are segregated from other wastes.  We contract with third parties for transport, treatment, and disposal of waste.  We strive to remain compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U. S. Environmental Protection Agency and the Georgia Department of Natural Resources, Environmental Protection Division.
Employees
As of December 31, 2013, we had 222 employees.  We consider our relationships with our employees to be satisfactory.  None of our employees is covered by a collective bargaining agreement.
Litigation
Following the publication of the Untitled Letter from the FDA regarding our injectable products in September 2013, four purported class action lawsuits were filed against us and certain of our executive officers. Two of the lawsuits were filed in the U.S. District Court for the Southern District of New York on September 9, 2013, and September 10, 2013, respectively. The other two lawsuits were filed in the U.S. District Court for the Northern District of Georgia on September 13, 2013, and September 19, 2013, respectively.
Each complaint purports to be brought on behalf of shareholders who purchased our common stock during different time periods, beginning on various dates and all ending on September 4, 2013. The complaints generally allege that, during the differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements and alleged omissions related to our belief that FDA approval was not required to market our products, including our micronized products. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We and our executive officers intend to vigorously defend against these lawsuits. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, we filed a Motion to Dismiss on various grounds. The plaintiffs' response to our Motion to Dismiss is due March 28, 2014. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.
Available Information
Our website address is www.mimedx.com. We make available on this website under “Investors - SEC Filings,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).  In addition, we post filings of Forms 3, 4, and 5 filed by our directors, executive officers and ten percent or more shareholders.  We also make available on this website under the heading “Investors - Corporate Governance” our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters as well as our Code of Business Conduct and Ethics.
The reference to our website does not constitute incorporation by reference of any information contained at that site.

Item 1A.   Risk Factors
Risks Related to Our Business and Industry
We have a history of net losses, and we may never achieve or maintain profitability.
We have incurred significant net losses over the last few years, including net losses of approximately $4.1 million in 2013, $7.7 million in 2012, $10.2 million in 2011, and $11.4 million in 2010. At December 31, 2013, we had an accumulated deficit of approximately $73.8 million.  We will continue to incur significant expenses for the foreseeable future as we expand our sales and marketing, research and development, and clinical activities and pursue regulatory approvals.  We may never generate sufficient revenues to achieve or sustain profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability.  Our business and prospects must be evaluated in light of the expenses, delays, uncertainties and complications typically encountered by businesses in our stage of development operating in an evolving market. These include, but are not limited to, potential problems, delays or expenses relating to product development, governmental approvals or reimbursement for our products, competition, technological changes and uncertain market acceptance.  In addition, if we are unable to manage growth effectively, our operating results could be materially and adversely affected.  We may not be able to successfully control or address any or all of these risks, and the failure to adequately do so could cause our business, results of operations, and financial condition to suffer.
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products by our competitors;

•	Failure of government and private health plans to adequately and timely reimburse the users of our products;

•	Removal of our products from the Federal Supply Schedule or change in the prices that government accounts will pay for our products;

•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;

•	Our ability to attract and retain key personnel in a timely and cost effective manner;

•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

•	Regulation by federal, state or local governments; and

•	General economic conditions as well as economic conditions specific to the healthcare industry.
As a result of our limited operating history, limited resources, the evolving nature of our products and the nature of the markets in which we compete, it is difficult for us to forecast accurately.  We have based our current and future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenue and operating results are and will remain difficult to forecast.
We are in a highly competitive and evolving field and face competition from large, well-established, tissue processors and medical device manufacturers, as well as new market entrants.
Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions.
Many of our products have short regulatory time frames and our competitors may be able to develop competitive products that are as or more effective than our products or that render our products and technologies less competitive or obsolete.

Many of our competitors have competitive advantages over us, including some or all of the following:

·	Significantly greater name recognition;

·	Established relations with surgeons, hospitals, other healthcare providers and third party payers;

·	Large and established sales and distribution networks in the United States and/or in international markets;

·	Greater experience in obtaining and maintaining regulatory approvals and/or clearances from the FDA and other regulatory agencies;

·	Greater financial, managerial and other resources for product research and development, sales and marketing efforts and protecting and enforcing intellectual property rights.
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
In January 2012 the SEC brought a civil action against our Chairman and CEO alleging that in 2007, when he was Chairman and CEO of Matria Healthcare, Inc., Mr. Petit provided inside information to an individual who subsequently purchased Matria Healthcare stock, which the individual sold more than six months later for a gain of less than $10,000. Mr. Petit adamantly denies the allegations and is vigorously defending the action. Although a date has not yet been set, unless the case is dismissed, it is expected to be tried sometime in the first half of 2014. We are not involved in the litigation in any way. When the litigation was announced, our independent directors issued a press release announcing that they believed “Mr. Petit can continue his able leadership of MiMedx while dealing with this personal, civil matter.” One of the remedies sought in the litigation, however, is a bar prohibiting Mr. Petit from serving as an officer or director of a public company. Although we have in place a succession plan for Mr. Petit, as noted above, any transition in key personnel has the potential to negatively affect our business.

A significant portion of our revenues and accounts receivable come from a limited number of accounts.
Two customers accounted for approximately 66% of revenues for the year ended December 31, 2013.  We provide products to government accounts, including the Veteran's Administration, through a distributor that has a Federal Supply Schedule Contract that recently was extended through January 2018.  These sales represented 40% of our revenue in 2012 and 56% of our revenue in 2013.  Our agreement with the distributor has an initial term of three years ending in April 2015.  The agreement has the potential of being extended for three additional one year terms.  We believe the risk related to that concentration of revenue from a single distributor is mitigated by the fact that our own sales force calls on and has a personal relationship with the individual Veteran's Administration facilities that represent most of that revenue.  Therefore, we believe we eventually could regain much of the Veteran's Administration business, even if our relationship with our distributor were terminated.  Nevertheless, if our agreement with our distributor were terminated prematurely or if the distributor were for any reason unable to service the government market, there could be a disruption of our government accounts business that could materially and adversely affect our business, revenues and results of operations. Moreover, if our products were no longer on the Federal Supply Schedule (whether we are selling our products directly to government accounts or through our current or another distributor) or the government changed the way it purchased products like ours or the price it is willing to pay for our products, our business, revenues and results of operations could be materially and adversely affected.
Another of our distributors represented 10% of our revenue in 2013.
As of December 31, 2013, the same two customers accounted for approximately 67% of total accounts receivable. This concentration of revenue and accounts receivable makes us more vulnerable to any credit risk associated with these two accounts.
In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives.
We derive material revenues through our relationships with distributors and independent sales representatives.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products.  We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.
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
Disruption of our processing could adversely affect our business, financial condition and results of operations.
Our results of operations are dependent upon the continued operation of our processing facilities.  Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, and the need to comply with the requirements of directives from government agencies, including the FDA.  The unavailability of our manufacturing and processing facilities could have a material adverse effect on our business, financial condition, and results of operations during the period of such unavailability.
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
We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation and disrupt our business.
The manufacturing, marketing and processing of our tissue products involves an inherent risk that our tissue products or processes do not meet applicable quality standards and requirements.  In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  A recall or market withdrawal of one of our products would be costly and would divert management resources.  A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products as a result of confusion concerning the scope of the recall or withdrawal, or as a result of the damage to our reputation for quality and safety.

We may not be successful in commercializing our CollaFix™ Technology.
We have invested substantial time and resources in developing various additional products using our CollaFix™ technology.  Further commercialization of this technology will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  Despite our efforts, any such products may not become commercially successful products for a number of reasons, including:

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
The prosecution and enforcement of patents licensed to us by third parties are not within our control, and without these technologies, our products may not be successful and our business would be harmed if the patents were infringed or misappropriated without action by such third parties.
We have obtained licenses from third parties for patents and patent application rights related to our CollaFix™ technologies, allowing us to use intellectual property rights owned by or licensed to these third parties.  We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability.  Their failure to do so could significantly impair our ability to exploit those technologies.
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
Some of our employees were previously employed at other medical device or tissue companies. We may also hire additional employees who are currently employed at other medical device companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors.  Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party's trade secrets or other proprietary information. Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.
Our NDGA License Agreement for our CollaFix™ technology could be terminated.
Under our license agreement with Shriners' Hospitals for Children and University of South Florida Research Foundation dated January 29, 2007, it is possible for the licensor to terminate the agreement if we breach the license agreement and all of our cure rights are exhausted.  If our license agreement were to be terminated, our investment in the technology would be lost.
Risks Related to Regulatory Approval of Our Products and Other Government Regulations
To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of new tissue products more expensive and significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.
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
To be a 361 HCT/P, a product generally must meet all four of the following criteria:

·	It must be minimally manipulated;

·	It must be intended for homologous use;

·	Its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and

·	It must not have a systemic effect and must not be dependent upon the metabolic activity of living cells for its primary function.
Our position is that all of our tissue products are properly classified as 361 HCT/Ps. On August 28, 2013, however, the FDA issued an Untitled Letter alleging that our micronized allografts do not meet the minimal manipulation criteria for regulation solely under Section 361 of the Public Health Service Act due to the “micronization process which alters the original, relevant characteristics of the structural tissue, relating to the tissue’s utility for reconstruction, repair or replacement.” The FDA elaborated on the reasons for its conclusion in follow-up correspondence. Both the Untitled Letter and the follow-up correspondence from the FDA concluded that, as a result of the FDA’s determination, we would need a biologics license to lawfully market our micronized products. We have advised the FDA that although we do not agree with their position, we understand the agency’s interest in further regulating this emerging technology. Accordingly, we have proposed to the FDA that we will pursue the BLA process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. There is no guarantee that the FDA will agree to a transition plan or allow us to continue to market our micronized products while we pursue one or more BLAs. If they do allow us to continue to market our micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices. It is also possible that we would have to recall products already on the market. Also, as discussed below, obtaining a biologics license requires substantial time, effort and financial resources and there is no assurance that any approvals for our injectable products will be granted on a timely basis, or at all. It is also possible that we would have to recall products already on the market.
Additionally, there can be no assurance that the FDA will not, at some future point, take the position that other current or future products do not qualify for regulation as 361 HCT/Ps and any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products.
Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps.  We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps.
Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.
The process of obtaining regulatory clearances or approvals to market a biologic or medical device from the FDA or similar regulatory authorities outside of the United States is costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. As discussed above, we intend to pursue approval of a Biologics License Application (BLA) for certain of our micronized products. Additionally, the FDA may take the position that some of the other products that we currently market require a BLA as well. Some of the future products and enhancements to our current products that we expect to develop and market may require marketing clearance or approval from the FDA. There can be no assurance, however, that clearance or approval will be granted with respect to any of our products or enhancements or that FDA review will not involve delays that would adversely affect our ability to market such products or enhancements.
Our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly and our failure to comply could result in negative effects on our business.
As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps.  The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-event reporting, and inspection and enforcement.
Biologics and medical devices are subject to even more stringent regulation by the FDA. Even if pre-market clearance or approval is obtained, the approval or clearance may place substantial restrictions on the indications for which the product may be marketed or to whom it may be marketed, may require warnings to accompany the product or impose additional restrictions on the sale and/or use of the product.  In addition, regulatory approval is subject to continuing compliance with regulatory standards, including the FDA's quality system regulations.

If we fail to comply with the FDA regulations regarding our tissue products or medical devices, the FDA could take enforcement action, including, without limitation, any of the following sanctions and the manufacture of our products or processing of our tissue could be delayed or terminated:

•	Untitled letters, warning letters, fines, injunctions, and civil penalties;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of production;

•	Refusing our requests for clearance or approval of new products;

•	Withdrawing or suspending current applications for approval or approvals already granted;

•	Refusal to grant export approval for our products; and

•	Criminal prosecution.
It is likely that the FDA's regulation of our products will continue to evolve in the future.  Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business.
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
Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs.  We have formed a Medical Advisory Board consisting of an aggregate of over 14 physicians and scientists to assist us with scientific research and development and to help us evaluate technologies.  We have also entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them.  In addition, some of these physicians own our stock, which they purchased in arms' length transactions on terms identical to those offered to non-physicians, or received stock options from us as consideration for services performed by them.    While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties.  Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws.  This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf.  In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.
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
The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future.  From January 1, 2011, through December 31, 2013, the closing price of our common stock has fluctuated from a low of $.76 to a high of $8.74. The market price of our common stock could be impacted by a variety of factors, including:

·	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

·	Our ability to successfully launch, market and earn significant revenue from our products;

·	Our ability to obtain additional financing to support our continuing operations;

·	Disclosure of the details and results of regulatory applications and proceedings;

·	Changes in government regulations or our failure to comply with any such regulations;

·	Additions or departures of key personnel;

·	Our investments in research and development or other corporate resources;

·	Announcements of technological innovations or new commercial products by us or our competitors;

·	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

·	The timing of new product introductions;

·	Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;

·	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

·	Our ability and the ability of our distribution partners to market and sell our products;

·	Changes in reimbursement for our products or the price for our products to our customers;

·	Removal of our products from the Federal Supply Schedule, or changes in how government accounts purchase products such as ours or in the price for our products to government accounts; and

.	The other risks detailed in this Item 1A.
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
As of December 31, 2013, our directors and executive officers together beneficially owned approximately 11% of our outstanding common stock.  This group has significant influence over our management and affairs and overall matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets, for the foreseeable future.  This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that some of its shareholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  As a result, the market price of our shares could be adversely affected.
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
As of December 31, 2013, warrants to purchase 1,284,816 shares of our common stock at a weighted average exercise price of $0.90 per share were outstanding and exercisable; options to purchase 15,375,960 shares of common stock were outstanding, at a weighted average exercise price of $2.46 per share, of which 6,807,732 were exercisable at a weighted average exercise price of $1.33 per share.
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
At this time, four securities analysts provide research coverage of our common stock.  However, there is no assurance that these analysts will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.  Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  It may remain difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. If securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect its actual and potential market price.  The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business.  If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.
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
We, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our belief that FDA approval was not required to market our products, including our micronized products. We intend to engage in a vigorous defense of such litigation.
In addition, the volatility in our stock price may make us more vulnerable to future class action litigation.
Any adverse judgment in or settlement of the pending or any future litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.
Provisions of Florida law and anti-takeover provisions in our organizational documents may discourage or prevent a change of control, even if an acquisition would be beneficial to shareholders, which could affect our share price adversely and prevent attempts by shareholders to remove current management.
We are subject to the Florida affiliated transactions statute, which generally requires approval by the disinterested directors or supermajority approval by shareholders for "affiliated transactions" between a corporation and an "interested stockholder." Additionally our organizational documents contain provisions:

·	Authorizing the issuance of preferred stock that can be created and issued by the Board of Directors without prior common stock shareholder approval, with rights senior to those of the common stock;

·	Restricting persons who may call shareholder meetings;

·	Electing directors on a staggered basis; and

.	Allowing the Board to fill vacancies and to fix the number of directors.
These provisions of Florida law and tour articles of incorporation and bylaws could negatively affect our share price, prevent attempts by shareholders to remove current management, prohibit or delay mergers or other takeovers or changes of control of the Company and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease approximately 80,000 square feet of office, laboratory, tissue processing and warehouse space.  We also lease approximately 21,000 square feet for a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space.

Item 3. Legal Proceedings
Following the publication of the Untitled Letter from the FDA regarding our injectable products in September 2013, four purported class action lawsuits were filed against us and certain of our executive officers. Two of the lawsuits were filed in the U.S. District Court for the Southern District of New York on September 9, 2013, and September 10, 2013, respectively. The other two lawsuits were filed in the U.S. District Court for the Northern District of Georgia on September 13, 2013, and September 19, 2013, respectively.
Each complaint purports to be brought on behalf of shareholders who purchased our common stock during different time periods, beginning on various dates and all ending on September 4, 2013. The complaints generally allege that, during the differing class periods, all of the defendants violated Sections 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, and SEC Rule 10b-5 and the individual defendants violated Section 20(a) of the Exchange Act in making various statements and alleged omissions related tour belief that FDA approval was not required to market our products, including our micronized products. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We and our executive officers intend to vigorously defend against these lawsuits. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, we filed a Motion to Dismiss on various grounds. The plaintiffs' response to our Motion to Dismiss is due March 28, 2014. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for quotation on the OTC Bulletin Board on July 19, 2007.  Only a limited number of shares were traded after the approval of the quotation in July 2007.  The common stock was traded with the trading symbol of “AYXC.”

Our common stock began trading under the symbol “MDXG” on April 2, 2008. On April 25, 2013, our common stock was approved for trading on the NASDAQ. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of common stock on NASDAQ since April 25, 2013, and the high and low bid prices for our common stock on the OTC Bulletin Board prior to April 25, 2013. The quotations provided from the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Year ended December 31, 2013	High	Low
First Quarter	$5.87	$3.95
Second Quarter	7.45	4.80
Third Quarter	7.03	3.85
Fourth Quarter	8.74	4.46

Year ended December 31, 2012	High	Low
First Quarter	$1.40	$1.10
Second Quarter	2.20	1.03
Third Quarter	2.99	1.97
Fourth Quarter	3.85	2.59

Based upon information supplied from our transfer agent, there were approximately 713 shareholders of record of our common stock as of February 15, 2014.

We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.

Stock Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index and (2) a published industry or line-of-business index. We selected the Nasdaq Biotechnology Index based on our good faith determination that this index fairly represents the companies that compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes an investment of $100.00 on December 31, 2008, in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

MiMedx Group, Inc.
NASDAQ Composite-Total Returns
NASDAQ Biotechnology Index
$350
$300
$250
$200
$150
$100
$50
$0
DOLLARS
2008
2009
2010
2011
2012
2013

ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2013, we issued approximately 639,000 unregistered shares of common stock in connection with the exercise of warrants. Of this amount, 450,000 were exercised at an exercise price of $1.00 per share; 106,000 at $.50 per share and 83,000 at $1.50 per share. Included in the total were 400,000 shares issued to our Chairman and CEO upon exercise of warrants with an exercise price of $1.00 per share. These issuances were exempt under § 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in 2013.

Item 6. Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:

Net sales	$59,180,734	$27,053,773	$7,760,446	$544,155	$800
Gross margin	49,852,620	21,865,395	4,402,537	(1,175,908)	560
Operating income (loss)	(2,638,567)	(5,355,383)	(9,761,016)	(10,532,655)	(9,229,749)
Net income (loss)	$(4,111,853)	$(7,662,376)	$(10,193,986)	$(11,419,753)	$(11,167,653)
Net income (loss) per common share - basic and diluted	$(0.04)	$(0.09)	$(0.14)	$(0.19)	$(0.28)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:

Total assets	$84,693,893	$35,182,608	$27,096,192	$7,352,245	$9,692,083
Working capital	55,780,904	13,071,590	2,149,467	454,081	2,176,385
Long term liabilities	1,517,956	10,158,105	10,467,583	—	2,990,856
Stockholders' equity	73,568,070	20,007,302	11,896,565	6,100,528	6,071,878

See "Critical Accounting Policies" in Item 7 below and Note 6 of the Notes to Consolidated Financial Statements for detail regarding the Surgical Biologics acquisition in 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties.  You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue, and expenses during the reporting periods.  On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Overview

MiMedx® is an integrated developer, manufacturer and marketer of patent protected regenerative biomaterial products and bioimplants processed from human amniotic membrane. "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include AmnioFix® and EpiFix®, our tissue technologies processed from human amniotic membrane that is derived from donated placentas. Through our donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary Purion® Process, to produce a safe and effective implant. MiMedx® is the leading supplier of amniotic tissue, having supplied over 200,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare. These tissue-based products represented approximately 96% of our revenues in 2011 and 99% of our revenues in 2012 and 2013.
Our EpiFix® allografts are configured for external use. We offer EpiFix® in a sheet form as well as a micronized powder form. Currently, EpiFix® and EpiFix® Micronized are being used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds (such as wounds following plastic surgery).
Our AmnioFix® allografts consist of three configurations, all configured for internal use:

•
AmnioFix® is provided in a sheet form.  It is being used currently in spine, general and urology surgeries to reduce inflammation, enhance non-structural soft tissue healing and to minimize scar tissue.

•	AmnioFix® Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix® Injectable is supplied in micronized powder form used for injection into soft tissue areas to treat conditions such as: tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis; bursitis; strains and sprains.

We also process allografts for ophthalmic surgery and dental and oral maxilla facial applications, which are sold on an OEM basis.
 Our assets also include licenses to two medical device technology platforms- HydroFix® and CollaFix™.  Although we had commercialized some products based on the HydroFix® technology, due to the relatively small size of the addressable market for those products, we decided to discontinue that product line in the fourth quarter of 2013. We have yet to commercialize any products using our CollaFix™ technology and continue to assess how best to exploit that technology.

Our distribution model is comprised of direct sales, third party sales agents and stocking distributors that market MiMedx-branded products. We also have several OEM relationships targeting the spine market, as well as the ophthalmic and dental markets. Our current focus is in the U.S. market, though a small portion of our revenues (less than 1%) are from sales outside the U.S. to a handful of stocking distributors.
Recent Events
Centers for Medicare and Medicaid Services Releases New Methodology for Reimbursement for Skin Substitutes

In 2013, 56% of our products were purchased for government accounts, which do not depend on reimbursement from third parties.  With the exception of government accounts, most users of our products are doctors, hospitals or ambulatory surgery centers that rely on reimbursement by third-party payers. Accordingly, our revenues and growth substantially depend on adequate levels of third-party reimbursement from these payers.
Our AmnioFix® surgical products generally are bundled as part of a hospital’s bill for a diagnosis-related group(DRG).  There currently is no third party reimbursement for our injectable products. Most skin substitutes, such as our EpiFix® sheet products, on the other hand, historically have been separately reimbursed by third party payers.
By far, the largest third party payer in the United States is the Medicare program, which is a federally funded program that provides healthcare coverage for senior citizens and the disabled. In addition, while other third party payers have their own process and standards for determining whether to cover and reimburse a procedure for our products, private payers often follow the lead of governmental payers in making coverage and reimbursement determinations.
The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS). CMS has appointed eight Medicare Administrative Contractors (MACs), which are private insurance companies that serve as agents of CMS in the administration of the Medicare program, including the payment of claims and making coverage decisions for the Medicare-assigned jurisdiction for which they are responsible. In 2012, we did not have any confirmed MAC coverage or reimbursement for our EpiFix® sheet products. At the end of 2013, six of the eight MACs provided reimbursement for our EpiFix® sheet allografts. One additional MAC has agreed to cover those products effective March 1, 2014. Also, for 2014, CMS has changed its methodology for reimbursing skin substitutes used in the hospital outpatient and ambulatory surgery center settings in a way that will make the use of allografts such as EpiFix®, which come in many sizes appropriate to the size of the wound being treated, in those settings more cost effective than many competitive products.
FDA Untitled Letter and Subsequent Developments
Initially, we processed our tissue allografts in only one form, which was a sheet form. In 2011, we introduced a micronized form of our sheet allografts.
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
We believe that all of our tissue products qualify as 361 HCT/Ps. On August 28, 2013, however, the FDA issued an Untitled Letter alleging that our micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, we would need a biologics license to lawfully market the micronized products.
After a series of correspondence and conference calls and a meeting with FDA representatives, in December 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” For this reason, the FDA continues to believe that the micronized products are more than minimally manipulated and the products therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. We responded to the FDA that while we do not agree with the agency’s position, we understand the agency’s interest in further regulating this emerging technology. Accordingly, we have proposed to the FDA that we will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. We also have informed the FDA that we are ready to commence discussions regarding this transition plan. There is no guarantee that the FDA will agree to a transition plan or allow us to continue to market our micronized products while we pursue one or more BLAs. If they do allow us to continue to market our micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that we will be required to recall our micronized products. Revenues from micronized product make up about 15% of projected 2014 revenues.
Following the publication of the Untitled Letter from the FDA regarding our micronized products, in September 2013, the trading price of our stock dropped sharply and several purported class action lawsuits were filed against us and certain of our executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to our belief that FDA approval was not required to market its products, including our micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, we filed a Motion to Dismiss on various grounds. The plaintiffs' response to our Motion to Dismiss is due March 28, 2014. We currently believe that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.
Public Offering of Common Stock
In December of 2013, we completed a public offering (the "Offering”) of 5,750,000 shares of our common stock at $6.80 per share. Proceeds from the Offering, net of underwriting expenses were $36,704,000. In addition, we incurred approximately $194,000 in various legal fees for services related to the Offering.
We intend to use the net proceeds from the Offering for general corporate purposes, including, but not limited to, research, development and further commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures, working capital and future acquisitions of complementary businesses, technology or products, although we currently have no agreements or commitments with respect to any such investment or acquisition.
Critical Accounting Policies
We believe that of our significant accounting policies, which are described in Note 2 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity.
Goodwill and Impairment of Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. No goodwill impairment has been recognized during 2013, 2012 or 2011.
Other intangible assets include patents, trademarks, and purchased technology. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from ten to fourteen years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to Note 6 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. In 2012, because our impairment test indicated that the carrying value of the intangible assets related to HydroFix® exceeded its fair value, an impairment loss of approximately $1,798,000 was recognized and the intangible asset carrying amount was adjusted to its new basis. During the fourth quarter of 2013 we chose to discontinue the HydroFix® product line. This action resulted in an impairment charge of approximately $368,000. This item is included in our Statement of Operations for the year ended December 31, 2013.

Fair Value Measurements
We record certain financial instruments at fair value, including: cash equivalents and contingent consideration.  We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2013 we have not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
We also measure certain non-financial assets at fair value on a non-recurring basis.  These non-recurring valuations include evaluating assets such as long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.  We use the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.
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
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity.  Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions.  Management’s assumptions could vary depending on the asset or liability valued and the valuation method used.  Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.  We may also engage external advisors to assist us in determining fair value, as appropriate.
Although we believe that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.
Share-based Compensation
We follow the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R — Share-based Payments which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  We use projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because tour stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Debt Instruments with Detachable Warrants and Beneficial Conversion Features
According to ASC470-20 "Debt With Conversion and Other Options", proceeds from the sale of convertible debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The Black-Scholes-Merton pricing model, consistent with the provisions of ASC 470, was used to determine the fair value of each warrant granted.  The portion of the proceeds so allocated to the warrants is accounted for as paid-in capital.  The remainder of the proceeds is allocated to the debt instrument portion of the transaction.  Also, the embedded beneficial conversion feature present in the convertible instrument is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.

Contingent Consideration
The Agreement and Plan of Merger between us and the former owners of Surgical Biologics (the "Merger”) dated January 5, 2011, involved the potential for the payment of future contingent consideration in our common stock.  The contingent consideration was originally recorded at the estimated fair value of the contingent milestone payment on the acquisition date. The initial payment of contingent consideration was equal to 60% of the excess of the amniotic tissue-based adjusted Gross Revenues in calendar year 2011 over the amniotic tissue-based Gross Revenues in calendar year 2010, minus any FDA approval costs.  The adjustments to Gross Revenues were established in the Agreement and Plan of Merger. The payment was made in an aggregate number of shares of our common stock computed per a specified formula in the Agreement and Plan of Merger. At December 31, 2011, the fair value of the contingent consideration tied to 2011 revenue was calculated to be approximately $3,185,000 and resulted in the issuance of approximately 2,632,576 shares of our common stock in April 2012.  In addition we were required to deliver to the former owners of Surgical Biologics an aggregate number of shares of our common stock valued at 30% of the difference between amniotic tissue-based Gross Revenues in calendar year 2012 and amniotic tissue-based Gross Revenues in calendar year 2011, minus any FDA approval costs.  The fair value of the contingent milestone consideration was remeasured at the estimated fair value as of December 31, 2012, with the change in fair value recognized as income or expense within Other Income (Expense) in the consolidated statements of earnings.  At December 31, 2012, the fair value of the contingent consideration tied to 2012 revenue was calculated to be approximately $5,792,000 and the liability was adjusted and recorded as a non-current liability in the consolidated balance sheet. This debt was satisfied by the issuance of approximately 1,175,000 shares of our common stock in the first quarter of 2013.
Recently Adopted Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs"). For the year ended December 31, 2013, and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or expected to have minimal impact on our financial position or results of operations.
Results of Operations for the year ended December 31, 2013, compared to the year ended December 31, 2012
Revenue
Total revenue increased $32.1 million, or 119%, from approximately $27.1 million in 2012 to $59.2 million in 2013. The increase in revenue as compared to the prior year is due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.
Wound Care market revenue increased by approximately $21.7 million, or 190%, to $33.1 million as compared to $11.4 million in the prior year. Growth was driven by increased revenue in both government and commercial accounts. In the first half of 2012, we sold our products through distributors. In the second half of 2012, we made the strategic decision to hire a direct sales force initially focused on government accounts. While the sales personnel maintain a direct relationship with the physician, the product is sold to government accounts through a distributor that handles all contracting matters, including invoicing and collection. This distributor is a service-disabled veteran owned small business. In January 2013, the Medicare Q code for Epifix® became effective and during the year we received positive coverage decisions from six of eight MACs that process medical claims for Medicare on a regional basis. We added direct sales personnel targeting commercial accounts in those territories where there was MAC coverage. The sales executives hired generally have extensive wound care experience and bring with them existing relationships with physicians.
Surgical and Sports Medicine revenue increased approximately $10.2 million, or 79%, to $23.2 million as compared to $13.0 million in the prior year. The growth was driven by increased use of our AmnioFix ® products in both government and commercial accounts in various sports medicine and surgical applications.
The Other markets category, which includes our Ophthalmic and Dental tissue-based products sold on an OEM basis as well as our HydroFix® medical device product sold through distributors, increased approximately $0.2 million, or 9%, as compared to the prior year.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 15.8% from 19.2% as compared to the prior year. The improvement was due primarily to the increase in direct sales revenue, favorable product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
Our research and development expenses (“R&D expenses”) increased approximately $2.0 million, or 68%, to $4.8 million in 2013, compared to approximately $2.9 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs. Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories. Additionally, during 2013, we were granted eight U.S. patents for the amnion technology, two US patents and one Chinese patent for the hydrogel technology, two U.S. patents for the collagen technology, and two Australian patents for the collagen technology.  To date, we have received an additional two U.S. patents for amnion technology in 2014.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for 2013 increased approximately $26.6 million, or 136%, to $46.2 million compared to $19.6 million for 2012. Selling expense increases were driven by costs associated with building our direct sales organization for government and commercial accounts, where headcount grew by 39 during the year, as well as increased commissions due to higher sales volume.
Additional spending increases included spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense and a provision for anticipated costs associated with the management incentive program.
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation for the years ended December 31, 2013 and 2012, was approximately $6.0 million and $2.5 million, respectively, an increase of approximately $3.5 million or 140%. Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives and the increase in the market price of our common stock were the primary reasons for the increase in expense.
We recorded approximately $1.1 million and $1.4 million in amortization expense related to intangible assets in the years ended December 31, 2013 and 2012, respectively. The decrease of approximately $.3 million is attributable to the impairment related to our HydroFix® product line which we elected to discontinue in the fourth quarter of 2013.  We amortize our intangible assets over a period of 10 to 14 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense
We recorded financing and net interest expense of approximately $1.4 million during the year ended December 31, 2013, compared with approximately $2.3 million of financing and net interest expense during the year ended December 31, 2012. The following table summarizes the interest charges for the years 2013 and 2012.

	Year Ended December 31,
	2013				2012
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$—	$—	$—	$—	$561,202	$60,904	$—	$622,106
Convertible Debt related to acquisition	—	—	—	—	170,509	21,078	—	191,587
Convertible Senior Secured Promissory Notes	1,328,439	36,202	—	1,364,641	961,941	500,000	—	1,461,941
Deferred financing related to Senior Secured Promissory Notes	—	—	—	—	20,449	—	—	20,449
Other	—	—	9,031	9,031	—	—	10,910	10,910
	$1,328,439	$36,202	$9,031	$1,373,672	$1,714,101	$581,982	$10,910	$2,306,993

Results of Operations for the year ended December 31, 2012, compared to the year ended December 31, 2011
Revenue
Total revenue increased from approximately $7.8 million in 2011 to $27.1 million in 2012.  The increase in revenue as compared to the prior year was due primarily to increased sales of our amniotic membrane tissue products, EpiFix® and AmnioFix®.  We experienced an approximate increase of $8.5 million, or 189%, in demand for our products in the Surgical and Sports Medicine market which are predominantly sold through independent sales agents and distributors.  This growth over the prior year was driven by the launch of AmnioFix® Injectable as well as additional surgical applications, such as prostatectomy surgery, where the anti-scarring properties of the tissue were deemed to be beneficial.  The growth in the Wound Care market revenue of approximately $10.2 million, or 870%, as compared to the prior year was driven by the addition of a direct sales force starting in the third quarter and continuing into the fourth quarter focusing on Government accounts.  The sales executives hired have extensive experience in the wound care sector and maintain direct relationships with the physicians. Sales to government accounts are sold through a distributor who handles all of the contracting matters including invoicing and collection.  This distributor is also a service disabled veteran owned small business.  The Other markets category which includes our Ophthalmic and Dental tissue-based products which are sold on an OEM basis, as well as our HydroFix® medical device product sold through distributors, increased approximately $.5 million, or 26%, as compared to the prior year.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 19.2% from 43.3% as compared to the prior year.  The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.  During the year we increased our clean room capacity from one line to three lines, added 32 tissue processors to fully staff the new production lines and tripled the number of tissue recovery technicians.
Research and Development Expenses
Our R&D expenses decreased approximately $.09 million, or 3.1%, to $2.9 million during the year ended December 31, 2012, compared to approximately $3.0 million in the prior year.  The decrease is primarily related to the closure of our Tampa research facility in mid-2011, along with decreased spending on animal studies for our CollaFix™ and HydroFix® products.
Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the year ended December 31, 2012, increased approximately $9.8 million, or 100%, to $19.6 million compared to $9.8 million for the year ended December 31, 2011. Selling expense increases were driven by costs associated with building our direct sales organization for government accounts and commercial accounts for wound care, building a customer service and sales training organization, as well as increased commissions due to higher sales volume paid to both company personnel as well as third party representatives and distributors.  Also contributing to the increase was higher spending on support costs related to medical reimbursement including our reimbursement hotline, our information technology infrastructure to help manage the growth of the business, increased marketing costs including trade shows, increased share-based compensation expense and a provision for anticipated costs associated with our management incentive program. Share-based compensation for the years ended December 31, 2012 and 2011 was approximately $2.5 million and $1.6 million, respectively, an increase of approximately $.9 million or 56%. Increased employee stock option grants reflecting management’s philosophy of aligning employee compensation with investor objectives and the increase in the market price of our common stock were the primary reasons for the increase in expense.
We recorded approximately $1.4 million and $1.3 million in amortization expense related to intangible assets in the years ended December 31, 2012 and 2011, respectively.  The increase of approximately $.1 million was the result of additional amortization recognized in the current year related to our development costs of our AmnioFix® Injectable product that we began selling in early 2012.  We amortize our intangible assets over a period of 10 to 14 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Net Interest Expense
We recorded financing and net interest expense of approximately $2.3 million during the year ended December 31, 2012, compared with approximately $.4 million of financing and net interest expense during the year ended December 31, 2011.  The increase of approximately $1.9 million was primarily due to interest related to our Convertible Senior Secured Promissory Notes, which were issued during the last quarter of 2011.  The following table summarizes the interest charges for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012				2011
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$561,202	$60,904	$—	$622,106	$33,254	$42,726	$—	$75,980
Convertible Debt related to acquisition	170,509	21,078	—	191,587	266,991	49,315	—	316,306
Convertible Senior Secured Promissory Notes	961,941	500,000	—	1,461,941	14,907	7,732	—	22,639
Deferred financing related to Senior Secured Promissory Notes	20,449	—	—	20,449	—	—	—	—
Other	—	—	10,910	10,910	—	—	18,045	18,045
	$1,714,101	$581,982	$10,910	$2,306,993	$315,152	$99,773	$18,045	$432,970

Contractual Commitments
The table below sets forth our known contractual obligations as of December 31, 2013:

		less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Capital lease obligation	$366,229	$114,654	$220,540	$31,035	$—
Operating lease obligations	6,430,141	869,841	2,639,707	2,801,012	119,581
	$6,796,370	$984,495	$2,860,247	$2,832,047	$119,581
In January and February of 2013 all holders of Senior Secured Promissory notes, including our Chairman and CEO, elected to convert their notes into common stock, resulting in the issuance of approximately 5,272,000 shares of common stock which represents the face value of their respective notes plus accrued but unpaid interest. Our Chairman and CEO received 532,260 shares of common stock upon conversion of his note.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
Our net working capital at December 31, 2013, increased $42.7 million to $55.8 million from $13.1 million at December 31, 2012. The current ratio increased to 6.8 as of December 31, 2013, as compared to 3.6 at December 31, 2012. The increase in working capital was primarily due to an increase in cash and cash equivalents on hand of $37.3 million due primarily to the cash raised in the Public Offering of common stock that closed in December 2013.
As of December 31, 2013, we had approximately $44.1 million of cash and cash equivalents. We reported total current assets of approximately $65.4 million and current liabilities of approximately $9.6 million.  We believe that our anticipated cash from operating activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Discussion of cash flows
Net cash used in operations during the year ended December 31, 2013, decreased approximately $3.0 million to $.3 million, compared to $3.3 million used in operating activities for the year ended December 31, 2012, and was primarily attributable to the decrease in the Net Loss.
Net cash used in investing activities during the year ended December 31, 2013, increased approximately $2.4 million to $3.0 million compared to $0.6 million used in investing activities for the year ended December 31, 2013. The increase was due to purchases of plant and equipment related to our relocation to a new facility with expanded production capacity and capitalization of patent application costs.
Net cash flows from financing activities during the year ended December 31, 2013, increased approximately $34 million to $40.6 million compared to $6.6 million during the year ended December 31, 2012. Cash flows from financing activities during the past 12 months include $36.7 million, net of underwriting expenses, raised in December, 2013 from the follow on offering of approximately 5.8 million shares of common stock. Also included is $2.1 million received from the exercise of warrants compared to approximately $6.0 million in the prior year and approximately $2.0 million received from the exercise of stock options compared to $1.1 million in the prior year.
Due to the material amount of non-cash related items included in our results of operations, we have developed an Adjusted EBITDA metric that provides management with a clearer view of operational use of cash (see the table below). Our Adjusted EBITDA for the year ended December 31, 2013, was approximately $5.5 million which is an improvement of approximately $3.1 million as compared to 2012 and an improvement of $11.8 million compared to 2011. These year-over-year improvements were the result of a lower net loss in 2013 as compared to 2012 and a lower net loss in 2012 as compared to 2011.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP. The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Net Loss (Per GAAP)	$(4,111,853)	$(7,662,376)	$(10,193,986)
Add back:
Income Taxes	99,614	—	—
Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	—	170,509	266,991
Financing expense associated with beneficial conversion of Line of Credit with Related Party	—	561,202	33,254
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	1,328,439	982,390	14,907
Other interest expense, net	45,233	592,892	117,818
Depreciation Expense	637,246	465,367	446,502
Loss on fixed asset disposal	36,800	—	—
Amortization Expense	1,053,971	1,380,241	1,335,908
Share Based Compensation	6,009,176	2,538,721	1,659,083
Impairment of Intangible Assets	368,102	1,798,495	—
Fair Value Adjustment of Earn-out Liability	—	1,567,050	5,803
Income (Loss) Before Interest, Taxes, Depreciation, Amortization and Share Based Compensation	$5,466,728	$2,394,491	$(6,313,720)
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results.  However, inflation could adversely affect our future operating results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Based on our lack of market risk sensitive instruments outstanding at December 31, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended in the three-year period ended December 31, 2013. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2013 listed in the index at Item 15.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MiMedx Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MiMedx Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011, and our report dated March 4, 2014 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 4, 2014

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,077,751	$6,754,485
Accounts receivable, net	16,092,836	7,653,561
Inventory, net	3,880,776	3,022,784
Prepaid expenses	1,337,408	657,961
Total current assets	65,388,771	18,088,791
Property and equipment, net of accumulated depreciation	4,086,106	1,071,625
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization	11,178,573	11,911,749
Other assets	—	70,000
Total assets	$84,693,893	$35,182,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,490,531	$1,251,684
Accrued compensation	5,588,811	2,753,237
Accrued expenses	1,405,974	990,697
Other current liabilities	122,551	21,583
Total current liabilities	9,607,867	5,017,201

Earn-out liability payable in MiMedx common stock	—	5,792,330
Convertible Senior Secured Promissory Notes, net	—	4,012,442
Other liabilities	1,517,956	353,333
Total liabilities	11,125,823	15,175,306
Commitments and contingencies (Note 15)
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 104,425,614 issued and 104,375,614 outstanding for 2013 and 88,423,169 issued and 88,373,169 outstanding for 2012	104,426	88,423
Additional paid-in capital	147,284,219	89,627,601
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(73,795,575)	(69,683,722)
Total stockholders' equity	73,568,070	20,007,302
Total liabilities and stockholders' equity	$84,693,893	$35,182,608
 See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011

Net sales	$59,180,734	$27,053,773	$7,760,446
Cost of sales	9,328,114	5,188,378	3,357,909
Gross margin	49,852,620	21,865,395	4,402,537

Operating expenses:
Research and development expenses	4,843,457	2,884,546	2,976,313
Selling, general and administrative expenses	46,225,657	19,590,446	9,845,529
Impairment of intangible assets	368,102	1,798,495	—
Fair value adjustment of earn-out liability	—	1,567,050	5,803
Amortization of intangible assets	1,053,971	1,380,241	1,335,908

Operating income (loss)	(2,638,567)	(5,355,383)	(9,761,016)

Other income (expense), net
Amortization of debt discount	(1,328,439)	(1,714,101)	(315,152)
Interest expense, net	(45,233)	(592,892)	(117,818)

Income (loss) before income tax provision	(4,012,239)	(7,662,376)	(10,193,986)
Income tax provision	(99,614)	—	—

Net income (loss)	$(4,111,853)	$(7,662,376)	$(10,193,986)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.09)	$(0.14)

Weighted average shares outstanding - basic and diluted	96,285,504	81,646,295	72,450,337

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Preferred Stock Series A		Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
December 31, 2010	—	$—	64,381,910	$64,382	$57,888,506	$(25,000)	$(51,827,360)	$6,100,528
Share-based compensation expense	—	—	—	—	1,659,083	—	—	1,659,083
Exercise of stock options	—	—	490,000	490	295,263	—	—	295,753
Sale of common stock and warrants (net of $47,733 of offering costs)	—	—	3,778,321	3,779	3,726,808	—	—	3,730,587
Common stock issued for the conversion of convertible debt	—	—	406,664	406	406,257	—	—	406,663
Common stock issued for the acquisition of Surgical Biologics, LLC	—	—	5,250,000	5,250	7,082,250	—	—	7,087,500
Beneficial conversion feature recognized on convertible debt	—	—	—	—	2,715,552	—	—	2,715,552
Warrants issued in conjunction with convertible promissory notes	—	—	—	—	14,885	—	—	14,885
Discount on beneficial conversion feature recognized on line of credit with related party	—	—	—	—	80,000	—	—	80,000
Net income (loss)	—	—	—	—	—	—	(10,193,986)	(10,193,986)
Balances, December 31, 2011	—	$—	74,306,895	$74,307	$73,868,604	$(25,000)	$(62,021,346)	$11,896,565

Share-based compensation expense	—	—	—	$—	$2,538,721	$—	$—	$2,538,721
Exercise of stock options	—	—	843,863	844	1,051,824	—	—	1,052,668
Exercise of warrants	—	—	7,959,767	7,960	5,993,103	—	—	6,001,063
Repurchase warrants	—	—	—	—	(568)	—	—	(568)
Cashless exercise of warrants	—	—	216,085	216	(216)	—	—	—
Common stock issued for accrued director fees	—	—	167,086	167	184,486	—	—	184,653
Common stock issued for earn-out liability	—	—	2,632,576	2,632	3,182,591	—	—	3,185,223
Discount on beneficial conversion feature	—	—	—	—	514,456	—	—	514,456
Common stock issued for acquisition note	—	—	893,267	893	892,374	—	—	893,267
Conversion of line of credit with related party	—	—	1,403,630	1,404	1,402,226	—	—	1,403,630
Net income (loss)	—	—	—	—	—	—	(7,662,376)	(7,662,376)
Balances, December 31, 2012	—	$—	88,423,169	$88,423	$89,627,601	$(25,000)	$(69,683,722)	$20,007,302

Share-based compensation expense	—	—	—	$—	$6,009,176	$—	$—	$6,009,176
Exercise of stock options	—	—	1,958,674	1,959	1,979,459	—	—	1,981,418
Exercise of warrants	—	—	1,844,352	1,844	2,106,039	—	—	2,107,883
Common stock issued for 5% convertible note	—	—	5,272,004	5,272	5,266,732	—	—	5,272,004
Common stock issued for earn-out liability	—	—	1,174,915	1,175	5,791,155	—	—	5,792,330
Issuance of restricted stock	—	—	2,500	3	(3)	—	—	—
Public offering of common stock, net of expenses	—	—	5,750,000	5,750	36,504,060	—	—	36,509,810
Net income (loss )	—	—	—	—	—	—	(4,111,853)	(4,111,853)
Balance December 31, 2013	—	$—	104,425,614	$104,426	$147,284,219	$(25,000)	$(73,795,575)	$73,568,070
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,111,853)	$(7,662,376)	$(10,193,986)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	637,246	465,367	446,502
Loss on fixed asset disposal	36,800	—	—
Amortization of intangible assets	1,053,971	1,380,241	1,335,908
Impairment of intangible assets	368,102	1,798,495	—
Amortization of debt discount and deferred financing costs	1,328,439	1,714,101	315,152
Share-based compensation	6,009,176	2,538,721	1,659,083
Change in fair value of earn-out liability	—	1,567,050	5,803
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,439,275)	(5,761,642)	(1,208,456)
Inventory	(857,992)	(2,310,182)	(253,942)
Prepaid expenses	(706,683)	(466,060)	(70,980)
Other assets	70,000	96,657	(80,375)
Accounts payable	1,208,747	(81,112)	732,938
Accrued compensation	2,835,574	2,354,888	194,934
Accrued expenses	352,881	605,856	328,379
Accrued interest	(41,641)	387,896	107,886
Other liabilities	(28,969)	40,840	16,383
Net cash flows from operating activities	(285,477)	(3,331,260)	(6,664,771)
Cash flows from investing activities:
Purchases of equipment	(2,336,517)	(636,502)	(486,091)
Cash paid for acquisition, net of cash acquired of $33,583	—	—	(466,417)
Proceeds from grant	—	—	250,000
Patent application costs	(688,897)	—	—
Net cash flows from investing activities	(3,025,414)	(636,502)	(702,508)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,981,418	1,052,668	295,753
Proceeds from exercise of warrants	2,107,883	6,001,063	—
Proceeds from Senior Secured Promissory Notes	—	—	5,000,000
Proceeds from Line of Credit with related party	—	—	1,300,000
Proceeds from sale of common stock and warrants and common stock with registration rights, net	—	—	3,730,587
Proceeds from public offering, net of expenses	36,602,306	—	—
Repayment of Line of Credit	—	—	(99,000)
Repayment of Note Payable	—	—	(88,657)
Repayment of convertible debt related to acquisition	—	(427,126)	—
Principal payments of equipment leases	(57,450)	(16,116)	—
Repurchase of warrants	—	(568)	—
Net cash flows from financing activities	40,634,157	6,609,921	10,138,683

Net change in cash	37,323,266	2,642,159	2,771,404
Cash and cash equivalents, beginning of period	6,754,485	4,112,326	1,340,922
Cash and cash equivalents, end of period	$44,077,751	$6,754,485	$4,112,326
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	Nature of Business

MiMedx Group, Inc. (“MiMedx,” "the Company,” “we,” or “us”) operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories.  Our biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, and device technology CollaFix™ .
The Company is focused primarily on the United States but will pursue other individual markets based upon the specific opportunity.  The adoption of the technologies may vary depending on each country’s regulations, but the opportunities to help individuals in the different disease states remain similar and large.

2	Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported consolidated statements of operations during the reporting period.  Actual results could differ from those estimates.
Principles of Consolidation
The accompanying financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, Inc., SpineMedica, LLC, and MiMedx Tissue Services, LLC, formerly known as Surgical Biologics, LLC. All significant inter-company balances and transactions have been eliminated.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Segment Reporting
ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment.  Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment.  Thus, discrete financial information is not available for more than one operating segment.
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  In July 2010, the Federal Deposit Insurance Corporation (“FDIC”) increased coverage to $250,000 for substantially all depository accounts. As of December 31, 2013, the Company had cash and cash equivalents of approximately $43,600,000 in excess of the insured amounts.
The Company’s principal market concentration of risk is related to its limited distribution channels.  The Company's revenues include the distribution efforts of several independent companies as well as the Company's internal sales force. Significant revenues are derived from its relationships with two of its distributors, AvKARE, Inc. which sells our products to the Federal government and another distributor that sells our products in certain defined Territories. For the years ended December 31, 2013, 2012 and 2011, AvKARE revenue was 56%, 40%, and 0% of total revenue, respectively. Related receivables for the same time periods were 55%, 53%, and 0%, of total accounts receivable, respectively. For the years ended December 31, 2013, 2012 and 2011, the other distributor's revenue was 10%, 21%, and 19% of total revenue, respectively. Related receivables for the same time periods were 12%, 25%, and 33% of total accounts receivable, respectively.
Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized.  Generally, the Company does not require collateral or any other security to support its receivables.
Inventories
Inventories are valued at the lower of cost or market, using the first–in, first-out (FIFO) method.  Inventory is tracked through Raw Material, WIP, and Finished Good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes upon work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.
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
Impairment of Intangible Assets with Finite Lives
The Company reviews purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable using a two-step impairment test. In step one, we determine the sum of the undiscounted future cash flows of the assets based on management's estimates and compare it to the carrying value of the assets. If the carrying amount is greater than the sum of the undiscounted cash flows, then the asset is impaired and step two is required. In step two, the impairment loss is calculated as the difference between the fair value of the assets and the carrying value of the assets.
Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates.
During the fourth quarter we chose to discontinue the HydroFix® product line. This action resulted in an impairment charge of approximately $368,000 related to the Licenses for SaluMedica LLC, Spine Repair and Polyvinyl Alcohol Cryogel. This item is included in our Statement of Operations as of for the year ended December 31, 2013. An impairment charge of approximately $1,800,000 had previously been booked in 2012.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally five to seven years.  Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful lives or the life of the lease. The Company is party to various lease arrangements for its facility space and equipment. These arrangements include interest, scheduled rent increases and rent holidays which are included in the determination of minimum lease payments when assessing lease classification, and are included in rent expense on a straight line basis over the lease term. See Notes 5 and 15 for further information regarding capital leases, operating leases and rent expense.

Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $690,000 of patent costs during 2013. There were no patent costs capitalized in 2012 or 2011.
Impairment of Long-lived Assets
The Company evaluates the recoverability of its long-lived assets (property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated.  If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. During the fourth quarter of 2013, we chose to discontinue the HydroFix® product line. This action resulted in a disposal loss of approximately $30,000. This item is included in our Consolidated Statements of Operations for the year ended December 31, 2013, as Selling, General and Administrative expenses.
Grant Income
The Company received a Regional Economic Business Assistance ("REBA") grant in the amount of $250,000 from the State of Georgia to help the Company defray certain expenses and capital expenditures related to the Company's expansion of manufacturing activities in the State.  In order to retain the grant monies the Company was required to add a certain number of full time positions and spend a certain amount on capital and operations expenditures by December 31, 2014. As of December 31, 2013, the Company had satisfied the grant requirements. Accordingly, the Company has recorded the $250,000 as a reduction of Selling, General and Administrative expenses in the accompanying Consolidated Statements of Operations. Previously, this amount was recorded as Deferred Grant Income and was included in Other Liabilities per ASC 450-30 Gain Contingencies.
Debt Instruments with Detachable Warrants and Beneficial Conversion Features
According to ASC470-20 "Debt With Conversion and Other Options", proceeds from the sale of convertible debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital.  The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.  Also, the embedded beneficial conversion feature present in the convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.
Revenue Recognition
The Company sells its products primarily through a combination of a direct sales force, independent stocking distributors and third party representatives in the U.S. and independent distributors in international markets.  The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance.  In cases where the Company utilizes distributors or ships products directly to the end user, it recognizes revenue according to the shipping terms of the agreement provided all revenue recognition criteria have been met.  A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives.  For these products, revenue is recognized at the time the product has been used or implanted.  The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
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
Uncertain Tax Positions
Tax positions are evaluated in a two-step process.  The Company first determines whether it is more likely than not that a tax position will be sustained upon examination.  If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.  The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets.
Share-based Compensation
The Company follows the provisions of ASC topic 718 “Compensation — Stock compensation”, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (options and warrants).  All awards are amortized on a straight-line basis over their vesting terms.
Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s capital leases approximates its carrying value based upon current rates available to the Company.
Fair Value Measurements
The Company records certain financial instruments at fair value, including: cash equivalents and contingent consideration.  The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2013, the Company has not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
The Company also measures certain non-financial assets at fair value on a non-recurring basis.  These non-recurring valuations include evaluating assets such as long-lived assets; and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.  The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.
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
The determination of fair value and the assessment of a measurement’s placement within the hierarchy require judgment. Level 3 valuations often involve a higher degree of judgment and complexity.  Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions.  Management’s assumptions could vary depending on the asset or liability valued and the valuation method used.  Such assumptions could include: estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods.  The Company may also engage external advisors to assist it in determining fair value, as appropriate.
Although the Company believes that the recorded fair value of its financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates "ASUs". For the year ended December 31, 2013, and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our financial position or results of operations.

3.	Liquidity and Management's Plans
As of December 31, 2013, the Company had approximately $44,100,000 of cash and cash equivalents.  The Company reported total current assets of approximately $65,400,000 and current liabilities of approximately $9,600,000.  The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

4.	Inventories

Inventories consisted of the following items as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw materials	$202,414	$233,747
Work in process	2,951,704	1,598,537
Finished goods	1,048,886	1,349,121
Inventory, gross	4,203,004	3,181,405
Reserve for obsolescence	(322,228)	(158,621)
Inventory, net	$3,880,776	$3,022,784

5.	Property and Equipment
Property and equipment consist of the following as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Leasehold improvements	$2,319,928	$1,022,230
Lab and clean room equipment	2,025,263	1,887,645
Furniture and equipment	1,240,466	431,563
Construction in Progress	802,319	10,027
Property and equipment, gross	6,387,976	3,351,465
Less accumulated depreciation	(2,301,870)	(2,279,840)
Property and equipment, net	$4,086,106	$1,071,625
Included in property and equipment is approximately $440,000 of capital leases. The corresponding liability is included in other liabilities in the accompanying condensed consolidated balance sheet. Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of our new facility with a corresponding liability included in long term liabilities, which is amortized over the term of the lease.
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $637,000, $465,000, and $447,000, respectively.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows:

		December 31,
		2013	2012
	Weighted Average Amortization Lives	Cost	Cost
Licenses (a) (b) (c) (d)	10 years	$6,075,000	$6,075,000
Patents & Know How (d)	14 years	7,798,910	7,690,000
Customer & Supplier Relationships (d)	14 years	3,761,000	3,761,000
Tradenames & Trademarks (d)	indefinite	1,008,000	1,008,000
In Process Research & Development (d)	indefinite	25,000	25,000
Patents in Process (e)	indefinite	579,987	—
Total		19,247,897	18,559,000
Less Accumulated amortization and impairment charges		(8,069,324)	(6,647,251)
Net		$11,178,573	$11,911,749

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of December 31, 2013, this license had a remaining net book value of approximately $309,000.

(b)
On September 1, 2005, we acquired a license from SaluMedica, LLC (SaluMedica) in the original amount of $2,399,000 for the use of certain developed technologies related to spine repair. This license was acquired through the acquisition of SpineMedica Corp. In 2012, we booked an impairment charge related to this asset of $851,676. In the fourth quarter of 2013, the Company made a decision to discontinue marketing the HydroFix® product line and fully impaired the asset. There was no charge to Operations as the asset was fully amortized.

(c)
On March 31, 2008, the Company entered into a license agreement for the use of certain developed technologies related to surgical sheets made of polyvinyl alcohol cryogel in the original amount of $2,667,000. In 2012, we booked an impairment charge related to this asset of $946,819. In the fourth quarter of 2013, the Company made a decision to discontinue marketing the HydroFix® product line and fully impaired the asset. This resulted in an impairment charge of $368,102 which is included in the Company's Statement of Operations.

(d)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. During 2013 an additional $108,910 of costs associated with patents granted during the year were capitalized and included in Patents & Know- How subject to amortization.

(e)
Capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the years ended December 31, 2013, 2012, and 2011, was approximately $1,054,000, $1,380,000, and $1,336,000, respectively.
Expected future amortization of intangible assets as of December 31, 2013, is as follows:

Estimated
Amortization
Year ending December 31,	Expense
2014	$923,935
2015	923,935
2016	923,935
2017	834,302
2018	824,335
Thereafter	5,740,131
$10,170,573

7.	Long-Term Debt
The following table summarizes our long-term debt:

	December 31, 2013	December 31, 2012
$5,000,000 Convertible Senior Secured Promissory Notes including interest at 5% per annum payable quarterly through December 31, 2013, and an additional one time 5% interest charge payable on January 15, 2013, if not repaid by December 31, 2012, collateralized by a first priority lien shared equally with holder of the Convertible Line of Credit with Related Party in all of the patents and intellectual property owned by the Company subordinated to the Convertible Debt related to acquisition for Surgical Biologics intellectual property until repaid. (a)	$—	$5,313,645
Total debt	—	5,313,645
Less unamortized debt discount	—	(1,301,203)
Less current portion	—	—
Long-term portion	$—	$4,012,442

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

Senior Secured Promissory Notes
From December 27 to December 31, 2011, the Company sold 5% Convertible Senior Secured Promissory Notes (the “Notes”) to individual accredited investors for aggregate proceeds of $5,000,000.  The aggregate proceeds included $500,000 of Notes sold to the Company’s Chairman of the Board and CEO.  In total, the principal of the Notes were convertible into up to 5,000,000 shares of common stock of the Company (“Common Stock”) plus accrued but unpaid interest at $1.00 per share at any time upon the election of the holder of the note.

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
During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange, approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the Chief Executive Officer’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the year ended December 31, 2013.
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
Accrued interest with respect to principal amounts outstanding under the Loan Agreement is payable in arrears on a monthly basis calculated at the rate of LIBOR plus two percent (2%). The principal amount outstanding under the Loan Agreement and any accrued and unpaid interest are due no later than May 1, 2014, and the Revolving Line of Credit is subject to certain prepayment penalties upon early termination of the Revolving Line of Credit.   The Loan Agreement is subject to renewal by the lender at the end of the term.
The Loan Agreement contains covenants that limit under certain circumstances the ability of the Company to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, make loans, advances or other extensions of credit or engage in any business activities substantially different from the Company's current business without the Lender's consent. The Loan Agreement also requires the Company to maintain certain financial covenants, including a minimum funded debt to adjusted EBITDA ratio and a minimum fixed charge coverage ratio. The Company is in compliance with these covenants.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(4,111,853)	$(7,662,376)	$(10,193,986)
Denominator for basic earnings per share - weighted average shares	96,285,504	81,646,295	72,450,337
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	96,285,504	81,646,295	72,450,337
Income (loss) per common share - basic and diluted	$(0.04)	$(0.09)	$(0.14)

(a)	Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Year Ended December 31,
	2013	2012	2011
Outstanding Stock Options	15,375,960	13,614,135	10,333,583
Outstanding Warrants	1,284,816	3,129,168	9,388,817
Convertible Debt, promissory notes	—	5,313,645	5,007,732
Convertible Line of Credit with Related Party	—	—	1,342,726
Convertible Debt, Acquisition	—	—	1,299,315
	16,660,776	22,056,948	27,372,173

9.	Common Stock Placements
Public Offering of Common Stock
In December of 2013, the Company completed a public offering the 'Offering” of 5,750,000 shares of its common stock at $6.80 per share. Proceeds from The Offering net of underwriting expenses of the Offering were $36,704,000. In addition, we incurred approximately $194,000 in various legal fees for services related to The Offering.
We intend to use the net proceeds from The Offering for general corporate purposes, including, but not limited to, research, development and further commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures, working capital and future acquisitions of complementary businesses, technology or products, although we currently have no agreements or commitments with respect to any such investment or acquisition.
Each of our executive officers and directors, has agreed that, subject to certain exceptions, during the period ending 90 days after December 9, 2013, which we refer to as the restricted period, without the prior consent of Canaccord Genuity Inc., (the lead underwriter for The Offering) not to directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise dispose of any shares of common stock or any securities that may be converted into or exchanged for any shares of our common stock, enter into any swap or other arrangement that transfers to another person, in whole or in part, any of the economic consequences of ownership of our common stock. The foregoing restrictions do not apply with respect to an aggregate of 150,000 shares of common stock held by certain entities in which our Chairman and Chief Executive Officer possesses sole voting and investment control.

10.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2013, totaled 375,000.  On March 6, 2013, the Board of Directors approved 6,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 22,500,000 at December 31, 2013. The shareholders approved the increase on May 9, 2013.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	13,614,135	$1.42
Granted	4,021,000	$5.31
Exercised	(1,958,674)	$1.01
Unvested options forfeited	(265,002)	$3.47
Vested options expired	(35,499)	$1.11
Outstanding at December 31, 2013	15,375,960	$2.46	7.7	$96,614,260
Vested at December 31, 2013	6,807,732	$1.33	6.5	$50,441,475

Vested or expected to vest at December 31, 2013 (a)	15,081,653	$2.42	7.7	$95,324,825

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011 were approximately $8,864,115, $718,978, and $258,000, respectively.
The intrinsic value of options vested during the years ended December 31, 2013, 2012 and 2011 were approximately $3,351,000, $1,851,000, and $1,194,000. respectively.

Following is a summary of stock options outstanding and exercisable at December 31,

		2013
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	1,225,935	4.0	$0.65	1,225,935	$0.65
$0.87 - $1.35	6,570,341	7.6	1.20	3,604,469	1.18
$1.40 - $2.29	1,571,700	6.1	1.66	1,321,698	1.66
$2.33 - $3.75	2,091,984	8.7	2.77	655,630	2.77
$3.95 - $6.02	3,435,500	9.3	5.13	—	—
$6.04 - $7.93	480,500	8.9	6.61	—	—
	15,375,960	7.7	$2.46	6,807,732	$1.33

A summary of the status of the Company’s unvested stock options as of December 31 is presented below:

	2013
Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2013	8,377,538	$0.96
Granted	4,021,000	$3.08
Cancelled/expired	(265,002)	$2.14
Vested	(3,565,308)	$0.94
Unvested at December 31, 2013	8,568,228	$1.94

Total unrecognized compensation expense at December 31, 2013, was approximately $12,052,935 and will be charged to expense through February 2016.
The fair value of the options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options.  The term of employee options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term.  The simplified method was used due to the Company’s lack of sufficient historical data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded.  The term for non-employee options is generally based upon the contractual term of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended December 31,
	2013	2012	2011
Expected volatility	61.41 - 64.77%	45.7 - 64.3%	57.3-58.1%
Expected life (in years)	6	6	6
Expected dividend yield	—	—	—
Risk-free interest rate	0.85 - 1.88%	0.62 - 1.77%	0.86 - 2.24%
The weighted-average grant date fair value for options granted during the years ended December 31, 2013, 2012 and 2011 were approximately $3.08, $1.07, and $0.63, respectively.
Restricted Stock Awards
Following is summary information for restricted stock awards for the years ended 2013 and 2012. There were no restricted stock awards in 2011 and prior years. Shares vest over a one to three year period. As of December 31, 2013, there was approximately $2,471,000 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	—	—
Granted	7,500	$3.49
Vested	—	—
Unvested at December 31, 2012	7,500	$3.49
Granted	576,550	$5.55
Vested	(2,500)	$3.49
Forfeited	(5,000)	$6.60
Unvested at December 31, 2013	576,550	$5.53
For the years ended December 31, 2013, 2012, and 2011 the Company recognized stock-based compensation as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$279,215	$97,970	$98,366
Research and development	417,436	289,341	254,997
Selling, general and administrative	5,312,525	2,151,410	1,305,720
	$6,009,176	$2,538,721	$1,659,083
Warrants
From time to time the Company has granted common stock warrants in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company and as additional compensation to consultants and advisors.  The warrants were granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances.  The warrants were issued for terms of five years.

Common Stock warrants activity and resulting balances for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Number of Warrants	Weighted- Average Exercise Price per Warrant	Number of Contingent Warrants	Weighted- Average Exercise Price per Contingent Warrant
Warrants outstanding at January 1, 2011	6,003,924	$1.21	1,252,990	$0.01
Issued in connection with private placement of common stock	1,889,161	1.50	1,889,162	0.01
Issued in connection with convertible promissory notes	203,332	1.50	203,332	0.01
Issued in connection with line of credit with related party	—	—	650,000	0.01
Issued in connection with Senior Secured Promissory Notes	1,250,000	0.01	1,250,000	0.01
Placement agent	42,400	1.09	—	—
Warrants outstanding at December 31, 2011	9,388,817	$1.00	5,245,484	$0.01

Warrants outstanding at January 1, 2012	9,388,817	$1.00	5,245,484	$0.01
Warrants issued:
Vested contingent warrants related to private placement of common stock	1,672,743	0.01	(1,672,743)	0.01
Vested contingent warrants related to line of credit with related party	325,000	0.01	(325,000)	0.01
Contingent warrants voided	—	—	(3,247,741)	0.01
Warrants exercised:
Contingent warrants related to convertible note	(1,249,750)	0.01	—	—
Contingent warrants related to private placement of common stock	(1,608,802)	0.01	—	—
Contingent warrants related to line of credit with related party	(325,000)	0.01	—	—
Callable warrants	(3,288,733)	1.50	—	—
Other	(1,703,568)	0.63	—	—
Warrants expired	(10,000)	1.00	—	—
Warrants redeemed for cashless exercises	(14,789)	0.53	—	—
Repurchased callable warrants	(56,750)	1.50	—	—
Warrants outstanding at December 31, 2012	3,129,168	$1.04	—	$—

Warrants outstanding at January 1, 2013	3,129,168	1.04	—	—
Warrants exercised:
Other	(1,844,352)	1.14	—	—
Warrants outstanding at December 31, 2013	1,284,816	$0.90	—	$—

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

•
if permitted by the applicable warrant election by the holder to exchange the warrant (or portion thereof) for that number of shares equal to the product of (a) the number of shares issuable upon exercise of the warrant (or portion) and (b) a fraction, (x) the numerator of which is the market price of the shares at the time of exercise minus the warrant exercise price per share at the time of exercise and (y) the denominator of which is the market price per share at the time of exercise.

These warrants are not mandatorily redeemable, and do not obligate the Company to repurchase its equity shares by transferring assets or issuing a variable number of shares.
The warrants require that the Company deliver shares as part of a physical settlement or, if permitted by the applicable warrant a net-share settlement, at the option of the holder, and do not provide for a net-cash settlement.
All of our warrants are classified as equity as of December 31, 2013, December 31, 2012, and December 31, 2011.

11.	Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets and liabilities:
Accrued liabilities	$1,404,000	$(125,000)
Beneficial conversion feature on convertible financial instruments	—	(449,000)
Intangible assets	1,021,000	1,117,000
Property and equipment	(507,000)	89,000
R&D Credit Carryforward	1,369,000	1,407,356
Stock Compensation	2,151,000	213,000
Adjust accrued earn-out liability	—	567,947
Charitable Contributions	1,000	3,000
Patent fees	142,000	6,000
Net operating loss	14,663,000	15,539,000
Net deferred tax assets	$20,244,000	$18,368,303

Valuation allowance	(20,244,000)	(18,368,303)
	$—	$—
The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	December 31,
	2013	2012
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	(2.48)%	3.40%
Permanent items & other	12.73%	0.65%
Valuation allowance	(46.73)%	(38.05)%
	(2.48)%	—%
Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2013, the Company had a valuation allowance of $20,244,000 recorded against the benefit of certain deferred tax assets. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. We considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.
At December 31, 2013, we have income tax net operating loss ("NOL") carry forwards for federal and state purposes of $36,861,000 and $30,036,000, respectively. The Company has recorded a deferred tax asset for both federal and state income taxes of $12,533,000 and $2,130,000, respectively. If not utilized, the federal and state tax loss carry forwards will expire between 2027 and 2033.
The Company's net operating losses and credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. At this time the Company does not believe its carryforwards or credits will be materially impacted by such limitations.
In July 2006, the FASB issued Interpretation 48 (codified primarily in ASC 740), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement 109 (codified primarily in ASC 740). Interpretation 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of Interpretation 48 and in subsequent periods. As a result of the implementation, the Company has analyzed its tax positions and determined that no reserve is necessary at this time.
The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2013, the Company’s tax years for 2010, 2011 and 2012 are subject to examination by the tax authorities. As of December 31, 2013, the Company is generally no longer subject to US federal, state, or local examinations by tax authorities for years before 2010. Tax year 2009 was open as of December 31, 2012.

12. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
Cash paid for interest	$36,202	$13,322	$15,456
Income taxes paid	61,129	—	—
Purchases of equipment financed through capital leases	355,144	84,650	—
Stock issuance of 167,086 shares in lieu of Directors' fees	—	184,653	—
Deferred financing costs	27,236	20,449	—
Convertible Secured Promissory Notes issued in conjunction with the acquisition of Surgical Biologics	—	—	1,250,000
Warrants issued for placement fees associated with Senior Secured Promissory Notes	—	—	14,885
Beneficial conversion related to Note Payable with related party	—	—	80,000
Beneficial conversion related to convertible debt issued with regard to acquisition of Surgical Biologics	—	—	437,500
Beneficial conversion related to Line of Credit with related party	—	514,456	—
Stock issuance of 5,250,000 shares in conjunction with acquisition of Surgical Biologics	—	—	7,087,500
Stock issuance in connection of Earn-Out Liability of 1,174, 915 shares for 2013 and 2,632,576 shares for 2012	5,792,330	3,185,223	—
Stock issuance in exchange for convertible debt of 5,272,004 shares in 2013 and 406,664 shares in 2011	5,272,004	—	406,663
Stock issuance of 1,403,630 shares for payment of Line of Credit with related party	—	1,403,630	—
Stock issuance of 216,085 shares for exercise of cashless warrants	—	216	—
Stock issuance of 893,267 shares in payment of Convertible
Secured Promissory Notes related to acquisition of Surgical Biologics	—	893,267	2,278,052
Tenant improvement incentive	996,866	—	—
Legal fees paid for public offering	101,694	—	—
Legal fees related to public offering included in accounts payable	30,100	—	—
Legal fees related to public offering included in accrued expenses	62,396	—	—

13.	Related Party Transactions
The Company has related party expense as described in the following table:

	December 31,
	2013	2012	2011
Office space lease (a)	$70,141	$48,182	$41,000
Aircraft use (b)	—	—	1,100
Hybrid debt instrument (c)	—	—	3,232
Line of credit (d)	—	103,630	42,726
Convertible senior secured promissory notes (e)	—	50,000	4,507
	$70,141	$201,812	$92,565

(a)	payments related to the lease of office space from an entity owned by the Chairman of the Board and CEO for $70,141 for 2013 $48,182 for 2012 and $41,000 for 2011, respectively

(b)	payments related to aircraft use from an entity owned by a former member of the Board of Directors

(c)	interest of $3,232 related to convertible promissory notes issued in October 2010 to the Chairman of the Board and CEO and two other members of the Board of Directors

(d)	interest of $103,630 for 2012 and $42,726 for 2011, respectively related to a revolving secured line of credit extended by the Chairman of the Board and CEO dated March 31, 2011

(e)	interest of $50,000 for 2012 and $4,507 for 2011, respectively related to the convertible senior secured promissory notes issued to the Chairman of the Board and CEO during the fourth quarter of 2011

14.	401k Plan
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed three months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $17,500 per year (annual limit for 2013). Employees age 50 or over in 2013 may make additional pre-tax contributions up to $5,500 above and beyond normal plan and legal limits.  Annually, the Company may elect to match employee contributions up to 6% of the employee’s compensation.  Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2013, 2012 and 2011.

15.	Commitments and Contingencies
Contractual Arrangements
In addition to the capital leases noted under Property and Equipment above, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next six years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
The estimated annual lease payments are as follows:

Year ended December 31,
2014	$869,841
2015	1,300,289
2016	1,339,418
2017	1,379,877
2018	1,421,135
Thereafter	119,581
$6,430,141
Rent expense for the years ended December 31, 2013, 2012 and 2011, was approximately $1,000,000, $485,000 and $488,000, respectively and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the leases for the Company's facilities we are obligated under standby letters of credit in the amount of approximately $525,000. These obligations are reduced at various times over the lives of the leases.
FDA Untitled Letter and Related Litigation
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
MiMedx believes that all of its tissue products qualify as 361 HCT/Ps. On August 28, 2013, however, the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market the micronized products.
After a series of correspondence and conference calls and a meeting with FDA representatives, in December 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” For this reason, the Agency continues to believe that the micronized products are more than minimally manipulated and the products therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company responded to the FDA that while it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company has proposed to the FDA that it will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. The Company has also informed the FDA that it is ready to immediately commence discussions regarding this transition plan. There is no guarantee that the FDA will agree to a transition plan or allow us to continue to market our micronized products while we pursue one or more BLAs. If they do allow us to continue to market our micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that we will be required to recall our micronized products Revenues from micronized products make up about 15% of projected revenues in 2014.
Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against us and certain of our executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, we filed a Motion to Dismiss on various grounds. The plaintiffs' response to the Company's Motion to Dismiss is due March 28, 2014. The Company currently believes that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

16.	Quarterly Financial Data (Unaudited)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	2013	$11,556,493	$13,514,743	$16,115,708	$17,993,790
	2012	3,705,808	4,884,256	7,954,046	10,509,663
	2011	1,043,487	1,929,399	2,152,094	2,635,466

GROSS MARGIN	2013	$9,651,473	$11,316,261	$14,002,270	$14,882,616
	2012	2,746,953	3,769,330	6,528,710	8,820,402
	2011	333,370	1,084,458	1,265,584	1,719,125

NET INCOME (LOSS)	2013	$(1,620,408)	$(757,389)	$(307,118)	$(1,426,938)
	2012	(1,093,652)	(744,069)	(4,219,372)	(1,605,283)
	2011	(3,347,562)	(2,503,505)	(1,765,723)	(2,577,196)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED	2013	$(0.02)	$(0.01)	$—	$(0.01)
	2012	(0.01)	(0.01)	(0.05)	(0.01)
	2011	(0.05)	(0.03)	(0.02)	(0.04)

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year

For the Year ended December 31, 2013
Allowance for doubtful accounts	49,000	391,000	(33,000)	407,000
Allowance for product returns	89,000	917,000	(791,000)	215,000
Allowance for obsolescence	159,000	213,000	(50,000)	322,000

For the Year ended December 31, 2012
Allowance for doubtful accounts	19,000	57,000	(27,000)	49,000
Allowance for product returns	88,000	394,000	(393,000)	89,000
Allowance for obsolescence	53,000	106,000	—	159,000

For the Year ended December 31, 2011
Allowance for doubtful accounts	21,000	58,000	(60,000)	19,000
Allowance for product returns	39,000	189,000	(140,000)	88,000
Allowance for obsolescence	29,000	30,000	(6,000)	53,000

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.
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
Cherry Bekaert LLP, an independent registered accounting firm, as auditors of our financial statements have issued an attestation report on the effectiveness of the Company’s and its subsidiaries’ internal control over financial reporting as of December 31, 2013. Cherry Bekaert LLP's report is included in this report.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule:
The following Financial Statement Schedule is filed as par of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

(3)	Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified.

(b)	Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger is entered into as of the 22nd day of December, 2010 by and among MiMedx Group, Inc., MP Holdings Acquisition Sub, LLC, ORCI Acquisition Sub, LLC, Membrane Products Holdings, LLC, Onramp Capital Investments, LLC, each of the OnRamp Members (as defined therein); John R. Daniel, in his capacity as the representative of the Members and Surgical Biologics, LLC (Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request) (Incorporated by reference to Exhibit 2.2 filed with Registrant's Form 10-K filed on March 31, 2011)

3.1
Articles of Incorporation of MiMedx Group, Inc. as filed with the Secretary of the State of Florida on March 31, 2008 (Incorporated by reference to Exhibit 3.1 filed with Registrant's Form 10-Q on August 8, 2013)

3.2
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 14, 2010 (Incorporated by reference to Exhibit 3.2 filed with Registrant's Form 10-Q on August 8, 2013)

3.3
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on August 8, 2012 (Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 10-Q on August 8, 2013)

3.4
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on November 8, 2012 (Incorporated by reference to Exhibit 3.4 filed with Registrant's Form 10-Q on August 8, 2013)

3.5	Bylaws of MiMedx Group, Inc. (Incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.6	Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010, (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.1*
MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan, as amended and restated effective February 25, 2014 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 3, 2014)

10.2*	Form of Restricted Stock Agreement for Non-employee Directors (Incorporated by reference to Exhibit 10.66 to the Registrant's Form 10-Q filed on August 8, 2013)
10.3*#	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan
10.4*#	Form of Incentive Award Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan
10.5*#	Form of Nonqualified Incentive Award Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan
10.6*
MiMedx, Inc. 2005 Assumed Stock Plan, formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 8-K filed February 8, 2008)

10.7*	Declaration of Amendment to MiMedx, Inc. 2005 Assumed Stock Plan (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Form 8-K filed February 8, 2008)
10.8*
Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan), including a list of officers and directors receiving options thereunder (Incorporated by reference to Exhibit 10.7 filed with the Registrant's Form 8-K filed February 8, 2008)

10.9*
Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan) (Incorporated by reference to Exhibit 10.8 filed with the Registrant's Form 8-K filed February 8, 2008)

10.10*	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.9 filed with the Registrant's Form 8-K filed February 8, 2008)
10.11*
Declaration of Amendment to MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.10 filed with the Registrant's Form 8-K filed February 8, 2008)

10.12*
Form of Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Form 8-K filed February 8, 2008)

10.13*
Form of Nonqualified Incentive Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Form 8-K filed February 8, 2008)

10.14*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.65 filed with the Registrant's Form 8-K filed July 15, 2008)
10.15*	MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form S-8 filed August 29, 2008)
10.16*
Form of Incentive Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan (Incorporated by reference to Exhibit 10.68 filed with the Registrant's Form 8 -K filed September 4, 2008)

10.17*
Form of Nonqualified Stock Option Award Agreement under MiMedx Group, Inc. Amended and Restated Assumed 2005 Stock Plan (Incorporated by reference to Exhibit 10.69 filed with the Registrant's Form 8 -K filed September 4, 2008)

10.30	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Form 8-K filed February 8, 2008)
10.31
Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007 (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Form 8-K filed February 8, 2008)

10.35	Warrant to Purchase Common Stock dated September 22, 2009 (Incorporated by reference to Exhibit 10.3 filed with Registrant's Form 8-K filed September 28, 2009)
10.36	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.4 filed with Registrant's Form 8-K filed January 7, 2010)
10.37	Form of Subscription Agreement 5% Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 filed with Registrant's Form 8-K filed October 25, 2010)
10.38	Form of 5% Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K filed October 25, 2010)
10.39	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 filed with Registrant's Form 8-K filed October 25, 2010)
10.40	Revolving Secured Line of Credit Agreement dated March 31, 2011 (Incorporated by reference to Exhibit 10.89 filed with Registrant's Form 10-K filed March 31, 2011)
10.41	Amendment dated January 2, 2012, to Revolving Secured Line of Credit Agreement (Incorporated by reference to Exhibit 10.6 filed with Registrant's Form 8-K filed January 3, 2012)
10.42	Form of Subscription Agreement 5% Convertible Senior Secured Promissory Note (Incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 3, 2012)
10.43	Form of 5% Convertible Senior Secured Promissory Note (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K filed January 3, 2012)
10.44	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 filed with Registrant's Form 8-K filed January 3, 2012)

10.45	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.4 filed with Registrant’s Form 8-K filed January 3, 2012)
10.46	Form of Warrant to Purchase Common (Incorporated by reference to Exhibit 10.5 filed with Registrant’s Form 8-K filed January 3, 2012)
10.47	Form of Amended and Restated Security and Intercreditor Agreement (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Form 8-K filed January 3, 2012)
10.48	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.7 filed with Registrant’s Form 8-K filed January 3, 2012)
10.49*
 Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between Mimedx Group, Inc. and Parker H. Petit (Incorporated by reference to Exhibit 10.91 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.50*
 Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between Mimedx Group, Inc and with William C. Taylor (Incorporated by reference to Exhibit 10.92 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.51*
First Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement dated May 9, 2013 by and between MiMedx Group, Inc., and William C. Taylor (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 15, 2013)

10.52*
Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between MiMedx Group, Inc., and Michael J. Senken(Incorporated by reference to Exhibit 10.93 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.53*
First Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement dated May 9, 2013 by and between MiMedx Group, Inc., and Michael J. Senken (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 15, 2013)

10.54*	2013 Management Incentive Plan and 2013 Operating Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K filed March 12, 2013)
10.55*	2014 Management Incentive Plan and 2014 Operating Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K filed March 3, 2014)
10.60**	Product Distribution Agreement by and between AvKARE, Inc. and MiMedx Group, Inc. dated April 19, 2012 (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed March 15, 2013)
10.61
First Amendment to Product Distribution Agreement amending that certain Product Distribution Agreement that was effective April 19, 2012 (Incorporated by reference to Exhibit 10.56 filed with the Registrant’s Form 10-Q filed on November 8, 2013)

10.62**
Second Amendment to Product Distribution amending that certain Product Distribution Agreement that was effective April 19, 2012, and amended March 25, 2013 between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Form 10-Q filed on November 8, 2013)

10.63	Loan Agreement between MiMedx Group, Inc., and Bank of America N.A. dated May 17, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 23, 2013)
10.64
 Security Agreement dated May 17, 2013, executed by MiMedx Group, Inc. in favor of Bank of America and Bank of America Corporation and its subsidiaries and affiliates (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 8, 2013)

10.65*	Lease by and between Hub Properties of GA, LLC and MiMedx Group, Inc., effective May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 10, 1013)
21.1	Subsidiaries of MiMedx Group, Inc. (Incorporated by reference to Exhibit 21.1 filed with Registrant’s Form 10-K filed on March 31, 2011)
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
**
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

March 4, 2014	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit	Chief Executive Officer	March 4, 2014
Parker H. Petit	(principal executive officer)

/s/: Michael J. Senken	Chief Financial Officer	March 4, 2014
Michael J. Senken	(principal financial and accounting officer)

/s/: Joseph G. Bleser	Director	March 4, 2014
Joseph G. Bleser

/s/: J. Terry Dewberry	Director	March 4, 2014
J. Terry Dewberry

/s/: Charles Evans	Director	March 4, 2014
Charles Evans

/s/: Bruce Hack	Director	March 4, 2014
Bruce Hack

/s/: Charles E. Koob	Director	March 4, 2014
Charles E. Koob

/s/: Larry W. Papasan	Director	March 4, 2014
Larry W. Papasan

/s/: William C. Taylor	Director	March 4, 2014
William C. Taylor

/s/: Neil Yeston	Director	March 4, 2014
Neil Yeston