Form 10-K/A
period 2013-12-31
MIMEDX GROUP, INC.
filed 2014-04-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission file number 0-52491
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1775 West Oak Commons Court, NE, Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)
(770) 651-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Name of Exchange on Which Registered
Common Stock, par value $0.001 per share The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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
There were 105,581,111 shares of Common Stock outstanding as of February 15, 2014.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Form 10-K/A (“Amendment No.1”) amends the annual report on Form 10-K of MiMedx Group, Inc. for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2014 (the “2013 Form 10-K”). The primary purpose of the Amendment No. 1 is to provide the information required by Items 10-14 of Part III of the 2013 Form 10-K, which the Company originally intended to incorporate by reference from its 2014 definitive proxy statement.

This Amendment No. 1 is limited in scope to Items 10-14 of Part III, and other updating changes to the Cover Page of this Amendment No. 1, and does not amend, update or change any other items or disclosures contained in the 2013 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2013 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2013 Form 10-K except with respect to Items 10-14 of Part III, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

As used herein, the terms “the Company,” and "MiMedx" refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the Company's directors and executive officers, including their ages, as of March 1, 2014.

Name	Age	Position
Parker H. "Pete" Petit	74	Chairman of the Board & Chief Executive Officer
William C. Taylor	45	Director, President, & Chief Operating Officer
Michael J. Senken	55	Chief Financial Officer
Roberta L. McCaw	58	General Counsel
Joseph G. Bleser	68	Director
J. Terry Dewberry	70	Director
Charles R. Evans	66	Director
Bruce L. Hack	65	Director
Charles E. Koob	69	Director
Larry W. Papasan	73	Director
Neil S. Yeston	70	Director

Parker H. “Pete” Petit, age 74, joined the Company as Chairman of the Board of Directors, Chief Executive Officer and President in February 2009. From May 2008 until he joined the Company, Mr. Petit was the President of The Petit Group, LLC, a private investment company. Prior to that, Mr. Petit was the Chairman and CEO of Matria Healthcare, Inc., (Nasdaq: MATR), which was sold to Inverness Medical Innovations, Inc. in May 2008. Matria Healthcare was a former subsidiary of Healthdyne, Inc., which Mr. Petit founded in 1971. Mr. Petit served as Chairman and CEO of Healthdyne and some of its publicly traded subsidiaries after Healthdyne became a publicly traded company in 1981. Mr. Petit received his bachelor’s degree in Mechanical Engineering and Master of Science degree in Engineering Mechanics from Georgia Tech and an MBA degree in Finance from Georgia State University. At Georgia Tech, Mr. Petit funded a professorial chair for for “Engineering in Medicine,” endowed the Petit Institute for Bioengineering and Bioscience, and assisted with the funding of the Biotechnology Building, which bears his name. At Georgia State University, he assisted with the funding of the Science Center building which also bears his name. In 1994, he was inducted into the Technology Hall of Fame of Georgia. In 2007, he was inducted into the Georgia State Business Hall of Fame. Mr. Petit has previously served as a member of the Board of Directors of the Georgia Research Alliance, which is chartered by the State of Georgia to promote high technology and scientific development in the State. He serves as a member of the Board of Directors of Intelligent Systems Corporation (NYSE Amex: INS). Mr. Petit was nominated as a director due to his extensive healthcare business experience and leadership success.

William C. Taylor, age 45, became the Company’s President and Chief Operating Officer in September 2009. He became a Director of the Company in October 2011. He is an operating executive with more than 20 years’ experience in healthcare product design, development, manufacturing and general management. From 2001 through 2008, Mr. Taylor was President and CEO of Facet Technologies, LLC, a Matria Healthcare, Inc. subsidiary until 2006, focused on medical device design, development, and manufacturing for OEM clients, such as Abbott, Bayer, BD, LifeScan (J&J), Roche, and Flextronics. Over

his 14 year career at Facet and its predecessor company, he held various management positions, beginning with R&D, QA & Regulatory Affairs and progressing through General Management. Mr. Taylor was instrumental in growing the design and manufacturing business from $14 million in revenue to over $40 million at the time the company was purchased by Matria Healthcare in 1999. As President, he led the company to the number one market position in Microsampling and grew it to over $85 million in revenue. He also led the company as CEO for 18 months after it was sold to a private equity company in 2006. Mr. Taylor started his career in healthcare at Miles, Inc., Diagnostics Division (now Bayer Healthcare) as an engineering co-op, and then progressed to project management and senior mechanical engineering positions. A graduate of Purdue University, Mr. Taylor holds a Bachelor of Science degree in Mechanical Engineering and is co-inventor on eight patents. He currently serves on the Advisory Board of the Georgia Tech Institute for Bioengineering and Bioscience. Mr. Taylor was nominated as a director due to his extensive experience as an operating executive in the medical device sector.

Michael J. Senken, age 55, joined the Company as Chief Financial Officer in January 2010. Prior to joining the Company he was the Vice President and Chief Financial Officer of Park ‘N Fly, Inc. from August 2007 to September 2009. From August 2005 to August 2007, Mr. Senken was Vice President and Chief Financial Officer of Patient Portal Technologies (OTCBB:PPRG). From June 2005 to August 2005, Mr. Senken was a consultant for JC Jones LLC. From 2002 to 2004, Mr. Senken was Senior Vice President and General Manager-Broadband Consumer Lifestyle for Philips Consumer Electronics. Prior thereto, Mr. Senken was employed by Philips Broadband Networks, serving as Senior Vice President and General Manager from 1996-2002, as Vice President and Chief Financial Officer from 1986 to 2002, and as Controller from 1983 to 1986. From 1980 to 1983, Mr. Senken was an auditor for Philips Electronics North America.

Roberta L. McCaw, age 58, was appointed General Counsel and Secretary in September 2009. Ms. McCaw was a lawyer in private practice that has served as a consultant to the Company from January 2009 until becoming an employee of the Company in May 2013. From February 2006 through May 2008, Ms. McCaw served as Senior Vice President, General Counsel and Secretary of Matria Healthcare, Inc., a publicly traded healthcare and medical device company. She previously served as Vice President - Legal, General Counsel and Secretary of Matria from April 1998 to February 2006. She was Assistant General Counsel and Assistant Secretary of Matria from December 1997 to April 1998, and Assistant General Counsel of Matria from July 1996 to December 1997. Prior to joining Matria, Ms. McCaw was a partner in a Connecticut-based law firm. She is a graduate of the University Of Connecticut School Of Law. Prior to law school, Ms. McCaw studied accounting at Miami University and Cleveland State University, and worked as a Certified Public Accountant.

Joseph G. Bleser, age 68, serves on the Company’s Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. He has been the Managing Member of J. Bleser, LLC, a financial consulting firm, since July 1998. Prior to July 1998, Mr. Bleser had over 15 years experience as a Chief Financial Officer and in other financial executive positions in various publicly traded companies, including HBO & Company, Allegiant Physician Services, Transcend Services, Inc. and Healthcare.com Corporation. Mr. Bleser is formerly a Certified Public Accountant with ten years of experience in public accounting with Arthur Andersen LLC, an international public accounting firm. Mr. Bleser has 20 years of experience in serving as a member of the board of directors and the audit and other board committees of several publicly traded and private companies in the healthcare and technology industries. Most recently, Mr. Bleser was a member of the Board of Directors and the Corporate Governance Committee and Chairman of the Audit Committee of Transcend Services, Inc. [NASDAQ: TRCR] until it was acquired by Nuance Communications, Inc. in April 2012. Mr. Bleser was nominated as a director due to his extensive financial background and experience as a member of the Audit Committee of other publicly traded companies.

J. Terry Dewberry, age 70, serves on the Company's Board of Directors. He became a Director of MiMedx Group, Inc. in September 2009. Mr. Dewberry is a private investor with significant experience at both the management and board levels in the healthcare industry. He has extensive experience in corporate mergers and takeovers on both the buy and sell sides for consideration up to $5 billion. Since August 2013, Mr. Dewberry sits on the Board for Medovex Corp., headquartered in Atlanta, Georgia. Previously, he served on the Boards of Directors of several publicly traded healthcare products and services companies, including Respironics, Inc. (Nasdaq:RESP) (1998-2008), Matria Healthcare, Inc. (Nasdaq:MATR) (2006-2008), Healthdyne Information Enterprises, Inc. (1996-2002), Healthdyne Technologies, Inc. (1993-1997), Home Nutritional Services, Inc. (1989-1994) and Healthdyne, Inc. (1981-1996). From March 1992 until March 1996, Mr. Dewberry was Vice Chairman of Healthdyne, Inc. From 1984 to 1992, he served as President and Chief Operating Officer, and Executive Vice President of Healthdyne, Inc. Mr. Dewberry received a Bachelor of Electrical Engineering from Georgia Institute of Technology in 1967 and a Masters of Public Accounting from Georgia State University in 1972. Mr. Dewberry was nominated as a director due to his extensive business and financial background and experience as a member of the Boards of Directors of other publicly traded companies and a member of the Audit Committee of at least one other public company.

Charles R. Evans, age 66, serves on the Company’s Board of Directors. Mr. Evans became a director of the Company in September 2012. Mr. Evans has over 40 years of experience in the healthcare industry. He is currently President of the International Health Services Group, an organization he founded to support health services development in underserved areas of the world. He also currently is a senior advisor with Jackson Healthcare, a consortium of companies that provide physician and clinical staffing, anesthesia management and information technology solutions for hospitals, health systems and physician groups. In addition, Mr. Evans is a Fellow in the American College of Healthcare Executives having previously served as Governor of the College from 2004 to 2007 and as Chairman Officer from 2008 to 2011. In 2012, he attained the Board Leadership Fellow credential of the National Association of Corporate Directors. Previously, Mr. Evans was a senior officer with Hospital Corporation of America (HCA), having managed various HCA divisions and completing his service with the responsibility for operations in the Eastern half of the country. Mr. Evans currently serves on the Board of Directors of Jackson Healthcare and CareSpot Express Healthcare, and as a member of the Senior Advisory Board at MedAssets. Additionally, Mr. Evans serves on the boards of non-profit organizations including MedShare International, and he is Chairman of the Hospital Charitable Service Awards. Mr. Evans was nominated as a director due to his healthcare management expertise.

Bruce L. Hack, age 65, serves on the Company's Board of Directors. He became a director of MiMedx Group, Inc. in December 2009. Mr. Hack was Vice Chairman of the Board of Directors and Chief Corporate Officer of Activision Blizzard (Nasdaq:ATVI) until 2009. Prior to that, Mr. Hack was Chief Executive Officer of Vivendi Games, from 2004 to 2008, Vice Chairman of the Board of Directors of Universal Music Group, from 1998 to 2001, and Chief Financial Officer of Universal Studios, from 1995 to 1998. From 1982-1994, Mr. Hack held several positions at The Seagram Company, including: Assistant to the Executive Vice President, Sales and Marketing for Seagram USA; Director, Strategic Planning, at The Seagram Company Ltd.; and Chief Financial Officer of Tropicana Products, Inc. Prior thereto, he was a trade negotiator for the U.S. Treasury. Mr. Hack earned a B.A. at Cornell University and an M.B.A. in finance at the University of Chicago. Mr. Hack was nominated as a director due to his business expertise, particularly as it relates to sales and marketing, and experience as a member of the Boards of Directors of other companies, both public and private. He currently serves as a director of Technicolor, Inc., a public entertainment services company.

Charles E. (“Chuck”) Koob, age 69, serves on the Company's Board of Directors. He became a Director of Alynx in February 2008, and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. Mr. Koob joined the law firm of Simpson Thacher & Bartlett, LLP in 1970 and became a partner in 1977. He retired from that firm on January 1, 2007. While at that firm, Mr. Koob was the co-head of the Litigation Department and served on the firm’s Executive Committee. Mr. Koob specialized in competition, trade regulation and antitrust issues. Throughout his 37-year tenure, he represented clients before the Federal Trade Commission, the Antitrust Division of the Department of Justice, and numerous state and foreign competition authorities. His résumé includes the representation of Virgin Atlantic Airways, Archer Daniels Midland, and Kohlberg Kravis Roberts and Co. He received his B.A. from Rockhurst College in 1966 and his J.D. from Stanford Law School in 1969. Mr. Koob serves on the board of Stanford Hospital and Clinics. He also serves on the board of a private drug development company and MRI Interventions, a publicly traded medical device company. Mr. Koob was nominated as a director due to his 37 years of legal expertise in representing both publicly traded and privately held businesses.

Larry W. Papasan, age 73, serves on the Company's Board of Directors. He became a Director of Alynx in February 2008 and of MiMedx Group, Inc. in March 2008. He was first elected as a Director of MiMedx, Inc. in April 2007. From July 1991 until his retirement in May 2002, Mr. Papasan served as President of Smith & Nephew Orthopaedics. Mr. Papasan served as a Director and Chairman of the Board of Directors of BioMimetic Therapeutics, Inc. (Nasdaq GM:BMTI) from August 2005 until March 2013. BioMimetic Therapeutics, Inc. is developing and commercializing bio-active recombinant protein-device combination products for the healing of musculoskeletal injuries and disease, including orthopedic, periodontal, spine and sports injury applications. Mr. Papasan has been a member of the Board of Directors of Reaves Utility Income Fund (Nasdaq CM:UTG), a closed-end management investment company, since February 2003 and of Triumph Bankshares, Inc. (a bank holding company) since April 2005. Mr. Papasan also serves as a director of SSR Engineering, Inc., AxioMed Spine Corporation, BioMedical Tissue Technologies and Cagenix, Inc. Bio Nova Medical, Inc. and Six Fix, Inc. Mr. Papasan was nominated as a director due to his extensive business experience, including experience in the medical device field, as well as experience as a director of several other companies, both public and private.

Neil S. Yeston, M.D., age 71, serves on the Company's Board of Directors. Dr. Yeston became a director of the Company in September 2012. Dr. Yeston is the Immediate Past President of the New England Surgical Society and currently serves as Active Senior Staff, Department of Surgery at Hartford Hospital. During his association with Hartford Hospital, Dr. Yeston previously served in various roles including Vice President of Academic Affairs, Director of Corporate Compliance, Vice President of Quality Management and Director of the Section on Critical Care Medicine, Department of Surgery. Dr. Yeston has formerly served as Professor of Surgery at the University of Connecticut and the Assistant Dean, Medical Education at the University Of Connecticut School Of Medicine. Prior to his associations with Hartford Hospital and the University of Connecticut, Dr. Yeston served with Boston University Medical Center in various positions including the Vice Chairman Department of Surgery, Associate Professor of Anesthesiology, Director Progressive Care Unit and Associate Professors of Surgery. Dr. Yeston was nominated as a director because of his in-depth understanding of healthcare issues from the perspective of the practitioner, academician, administrator and executive.

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

Based solely on the Company’s review of the copies of Forms 3, 4, and 5 the Company believes that during the year ended December 31, 2013, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the common stock, with the exception of one late Form 4 filing by Steve Gorlin, a former director, and one one late filing by Ms. McCaw.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its Chief Executive Officer (the Company's principal executive officer), Chief Financial Officer (the Company's principal accounting officer), controller, and persons performing similar functions. A copy is posted on the Company's website at www.mimedx.com. In the event that the Company amends any of the provisions of the Code of Business Conduct and Ethics that require disclosure under applicable law, SEC rules or applicable listing standards, the Company intends to disclose the amendment on its website.

Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board of Directors and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.

Audit Committee and Audit Committee Financial Expert

The Company complies with the rules of the NASDAQ Stock Market, which requires that the Audit Committee of the Board of Directors be comprised of at least three members, all of whom qualify as “independent” under the criteria set forth in Rule 10A-3 of the Exchange Act.

In April 2008, the Company established an Audit Committee comprised of three independent members of its Board of Directors. The Company currently has four members on its Audit Committee; J. Terry Dewberry (Chairman), Joseph G. Bleser, Larry W. Papasan and Charles R. Evans, each of whom satisfies the independence standards of the NASDAQ Stock Market rules for audit committee members. The Board of Directors has determined that Mr. Dewberry is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K. The current charter for the Audit Committee is posted on the Company's website at www.mimedx.com. The Audit Committee held seven meetings during the year ended December 31, 2013.

As part of its duties, the Audit Committee:

•	Oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements;

•
Reviews the Company’s financial statements with management and the Company’s outside auditors, and recommends to the Board of Directors whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K;

•	Establishes policies and procedures to take, or recommends that the full Board of Directors take, appropriate action to oversee the independence of the outside auditors;

•	Establishes policies and procedures for the engagement of the outside auditors to provide permitted non-audit services;

•	Takes responsibility for the appointment, compensation, retention, and oversight of the work of the Company’s outside auditors and recommends their selection and engagement;

•	Ensures that the outside auditors report directly to the Audit Committee;

•	Reviews the performance of the outside auditors and takes direct responsibility for hiring and, if appropriate, replacing any outside auditor failing to perform satisfactorily;

•	Provides, as part of any proxy filed pursuant to SEC regulations, the report required by SEC regulations; and

•	Establishes procedures for handling complaints received by the Company regarding accounting, internal accounting controls, or auditing matters.

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Compensation Committee Charter

The Compensation Committee of the Board of Directors (the “Compensation Committee” or the “Committee”) of MiMedx Group, Inc. (“MiMedx” or “the Company”) operates pursuant to a written charter adopted by the Board of Directors (the “Board”). The charter is posted in the Investors section of the Company’s website at www.mimedx.com. The Compensation Committee annually reviews and reassesses the adequacy of its charter. The Compensation Committee is responsible for reviewing and evaluating all compensation and remuneration to those of the executive officers listed in the Summary Compensation Table contained herein and referred to herein as “Named Executive Officers.” For 2013, the Named Executive Officers include the Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and General Counsel and Secretary. All components of compensation for the Named Executive Officers are recommended by the Compensation Committee for approval by the Board of Directors.
Philosophy

MiMedx’s executive compensation philosophy is based on the belief that competitive compensation is essential to attract and retain highly-qualified executives and motivate them to achieve the Company’s operational and financial goals. In line with this philosophy, the Company’s practice is to provide total compensation that is competitive with comparable positions within peer organizations. The compensation program is based on individual and organizational performance and includes components that reinforce the Company’s motivational and retention-related compensation objectives. The principal components of compensation for MiMedx’s Named Executive Officers are: base salary, annual cash incentives and long-term equity incentives. Cash bonuses are included to encourage and reward effective performance relative to the Company’s near-term plans and objectives. Equity incentives are included to promote longer-term focus, to help retain key contributors and to align the interests of the Company’s executives and shareholders.
Say on Pay

In 2013, the Company conducted an advisory vote on the compensation of the Named Executive Officers. While this vote is not binding on the Company, the Board, or the Compensation Committee, the Company believes that it is important for shareholders to have an opportunity to vote on compensation of the Named Executive Officers as a means to express their views regarding the Company’s executive compensation philosophy, compensation policies and programs, and decisions regarding executive compensation. To the extent there is any significant vote against the compensation of the Company’s Named Executive Officers, the Compensation Committee and Board will evaluate what actions are necessary to address those concerns. At the 2013 Annual Meeting, the shareholders approved the Company’s 2012 Named Executive Officer compensation with approximately 96% of the votes cast in favor of the proposal. The Board and Compensation Committee reviewed these final vote results together with the other factors and data discussed in this Compensation Discussion and Analysis and determined that, given the significant level of support of the Company’s approach to compensation by its shareholders, no changes to its executive compensation policies and decisions were necessary. The Company has determined that its shareholders should vote on a say-on-pay proposal every three years, consistent with the recommendation of the Board and the preference expressed by the Company’s shareholders in the advisory vote taken at the 2013 Annual Meeting of Shareholders.
Overview of Compensation and Process

The Compensation Committee is responsible for reviewing and recommending all elements of compensation for the Company’s Named Executive Officers and reviewing and approving certain elements of compensation for all of the Company’s executives.

Generally, base salaries are set for the Named Executive Officers at the regularly-scheduled February or March meetings of the Compensation Committee and the Board. At this meeting, the Compensation Committee also (i) reviews, approves and recommends for approval of the Board an annual cash incentive plan for the new fiscal year, (ii) reviews, approves and recommends for approval of the Board the calculated and earned incentives for the prior fiscal year’s annual incentive plan, (iii) considers, approves and recommends for approval by the Board equity-based awards to the Named Executive Officers, and (iv) considers and approves equity-based awards for all other officers and eligible employees.

In making compensation decisions, the Compensation Committee considers recommendations of Parker H. Petit, Chairman and Chief Executive Officer, and Thornton A. Kuntz, Jr., Senior Vice President, Administration. In establishing the top three Named Executive Officers, Mr. Kuntz conducts a compensation analysis of the practices of peer companies. The peer group companies are publicly-traded companies in the medical device, bio-medical and tissue sectors of the healthcare industry. The peer group selection and comparability are determined using, among other things, organizational criteria, revenue, market capitalization, complexity of business, industry sector, earnings growth, science/technology and other proprietary requirements for growth, and product offerings. The data from these companies provide the Company with a “benchmark.” The Compensation Committee believes that a benchmark is a point of reference for measurement, but not the sole determining factor for the compensation of these three Named Executive Officers. Additionally, Ms. McCaw’s compensation was not bench-marked against the peer group companies because there were relatively few reported comparable positions in the peer group study. Instead, Ms. McCaw’s compensation was benchmarked against the established compensation of the other Named Executive Officers.

From time to time as the need arises, the Committee also may retain the advice of an independent consultant and/or commission compensation studies. The Committee did not retain an independent consultant or commission any compensation studies in 2013 or 2014. The Compensation Committee considers the recommendation of the Chairman and Chief Executive Officer as crucial in its review and analysis of the compensation for the Named Executive Officers reporting to the Chief Executive Officer. Although compensation survey data are useful guides for comparative purposes, MiMedx believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance. In that regard, the Compensation Committee applies its judgment in reconciling the program’s objectives with the realities of retaining valued employees.

For 2013 compensation, the Compensation Committee utilized an analysis conducted by Mr. Kuntz to benchmark the major components of total executive compensation against a peer group of 22 publicly-traded companies in the medical device, bio-medical and tissue sectors of the healthcare industry. The 22 companies selected were those deemed by the Committee, after input from senior management, to be the most comparable to the Company during the period of the compensation analysis. For the period analyzed, the average, median and 75th percentile trailing 12-month annualized revenue of the 22 peer group companies were $131 million, $122 million and $189 million, respectively. For the same period, the average, median and 75th percentile market cap of the 22 peer group companies were $343 million, $199 million and $549 million, respectively.

The following companies comprise the peer group of 22 publicly-traded companies in the medical device, bio-medical and tissue sectors of the healthcare industry that were utilized in the 2013 compensation decisions:

Aastron Biosciences, Inc.            Cryolife, Inc.            Meridian Bioscience, Inc.
Abiomed, Inc.                Enzon Pharmaceuticals, Inc.    Osiris Therapeutics, Inc.
Advanced Cell Technologies, Inc.        Exactech, Inc.            RTI Biologics, Inc.
Alphatec Holdings, Inc.            Fibrocell, Science, Inc.        Stereotaxis, Inc.
Anika Therapeutics, Inc.            Harvard Bioscience, Inc.        Tornier N.V.
ArthroCare Corporation            Insulet Corporation        TranS1, Inc.
BioMimetic Therapeutics, Inc.        MAKO Surgical, Inc.
Conceptus, Inc.                Medical Action Industries, Inc.

For 2014 compensation, the Compensation Committee revised the composition of the peer group of publicly-traded companies to better align the peer group with the current early commercial stage, revenue and market capitalization of the Company. The 21 companies selected were those deemed by the Committee, after input from senior management, to be the most comparable to the Company during the period of the compensation analysis. For the period analyzed, the average, median and 75th percentile trailing 12-month annualized revenues of the 21 peer group companies were $147 million, $142 million and 235 million, respectively. For the same period, the average, median and 75th percentile market cap of the 21 peer group companies were $941 million, $854 million and $1,340 million, respectively.

The following companies comprise the peer group of the 21 publicly-traded companies in the medical device, bio-medical and tissue sectors of the healthcare industry that were utilized in the 2014 compensation decisions:

Abiomed, Inc.                Cyberonics, Inc.            InterMune, Inc.
Acorda Therapeutics, Inc.            Derma Sciences, Inc.        MAKO Surgical, Inc.
Advanced Cell Technologies, Inc.        DexCom, Inc.            Meridian Bioscience, Inc.
Alphatec Holdings, Inc.            Exactech, Inc.            Osiris Therapeutics, Inc.
ArthroCare Corporation            Exelixis, Inc.            RTI Surgical, Inc.
Athersys, Inc.                Geron Corporation        Tornier N.V.
Cryolife, Inc.                Insulet Corporation        XenoPort, Inc.

In order to compete effectively for top executive-level talent, the Compensation Committee targets total direct compensation (base salary, annual cash incentives and long-term equity incentives) for Named Executive Officers between the 50th and 75th percentile of total direct compensation paid to similarly-situated executives of the companies comprising the peer group. Specific elements of compensation were targeted at the percentile of compensation paid to the peer group as set forth below:

Compensation Element	Targeted Percentile
Base Salary	50th to 60th Percentile
Annual Cash Incentives	50th to 60th Percentile
Long-Term Equity Incentives	60th to 75th Percentile

Because the Compensation Committee believes that a significant portion of total executive compensation should be tied to the annual and long-term performance of the Company, the Committee set the benchmarked mix of total direct compensation for the Named Executive Officers to be in the following range expressed as a percentage of total direct compensation

Named Executive Officer	Parker H. Petit	William C. Taylor	Michael J. Senken	Roberta L. McCaw
Base Salary As a Percentage of Total Direct Compensation	26%	30%	40%	42%
Annual Cash Incentives As a Percentage of Total Direct Compensation	15%	17%	16%	16%
Long-Term Equity Incentives As a Percentage of Total Direct Compensation	59%	53%	44%	42%
Total	100%	100%	100%	100%

The Company’s overall success is dependent upon the aggressive pursuit and achievement of the Company’s growth, profit, cash flow and strategic goals. The Compensation Committee believes that the Company’s compensation philosophy and practices for its Named Executive Officers will continue to serve those goals and, therefore, will continue to consist of a mix of competitive base compensation, annual cash incentives and long-term equity incentives.

Base Salary

MiMedx employees, including its Named Executive Officers, are paid a base salary commensurate with the responsibilities of their positions, the skills and experience required for the position, their individual performance, business performance, labor market conditions and with reference to peer company salary levels.

The annual base salary rates in effect at the start of fiscal year 2013 and the base rates of pay effective April 1, 2013 and April 1, 2014, for the Company’s Named Executive Officers are listed below:

Named Executive Officer	Base Salary Rate at Start of 2013	Base Salary Rate Effective April 1, 2013	Base Salary Rate Effective April 1, 2014
Parker H. Petit	$425,000	$480,000	$528,000
William C. Taylor	$360,000	$395,000	$434,500
Michael J. Senken	$250,000	$275,000	$302,500
Roberta L. McCaw (1)	$240,000	$240,000	$264,000

(1) Prior to May 2013, Ms. McCaw was an attorney in private practice and an independent contractor, who devoted approximately 30 hours per week to services to MiMedx. In May 2013, Ms. McCaw changed her status from an independent contractor to an employee. Her hours and base compensation were unchanged.

In setting annual base salaries for the Named Executive Officers for fiscal 2013, the Compensation Committee reviewed compensation for comparable positions in the peer group companies. The Committee also took into account the scope of each executive’s responsibilities, skills, experience and performance. With respect to the CEO, the Committee considered the annual performance evaluation conducted by the Compensation Committee with respect to fiscal 2012. The Committee concluded that under Mr. Petit’s leadership and vision, 2012 was an excellent year with outstanding strategic and growth accomplishments and milestones:

•
Revenue for 2012 was approximately 3.5 times 2011 revenue and exceeded full year budgeted revenue of $23 million by close to $4 million. The fourth quarter of 2012 was the 5th consecutive quarter in which MiMedx met or exceeded its revenue goals.

•
The fourth quarter of 2012 marked the 8th consecutive quarter in which the Company reported improved gross profit margins. In the third quarter of 2012, the Company achieved its goal of gross margins in excess of 80%. The Company’s fourth quarter 2012 gross margins were more than a 23 percentage point improvement over fourth quarter of 2011 gross margins.

•
The Company made certain key strategic decisions during 2012 that dramatically escalated the Company’s share value and market cap and created the foundation for significant top line growth and increases in market share. Late in the second quarter, the Company added a National Sales Director to head up the government sector of its direct sales force. In the third quarter, the Company commenced its strategy to aggressively establish a direct sales force to serve the Veterans Administration (“VA”) hospitals, adding 21 members to its government-focused team of sales executives. MiMedx also commenced the strategic move to a direct sales force in the commercial wound care vertical by adding a National Sales Director in the third quarter and five new sales executives to this team during the fourth quarter of 2012.

•
The Company’s sales force expansion strategy proved to be extremely successful as MiMedx gained a sizeable share of the VA market sector during the second half of 2012. In concert with its direct sales force strategy, MiMedx consolidated its contracted distributors from 56 to 30.

•
To serve the increased demand for the Company’s allografts, MiMedx implemented continual expansions to its tissue processing operations, placenta recovery operations and the infrastructure support functions, such as Information Technology, Finance & Accounting, Sales Administration, Human Resources, and Quality Assurance. Including the additions to the sales force, MiMedx hired in excess of 120 new employees from April through December of 2012, which significantly improved the quality and depth of the organization.

•	The Company’s executives presented at nine major investor conferences and began the process of gaining institutional investors.

•	Through callable warrants, the Company raised approximately $4.9 million in 2012.

•
The Company completed its first EpiFix® Randomized Controlled Trial, which demonstrated that 92% of the patients treated with EpiFix® fully healed in six weeks. Also during 2012, MiMedx initiated four new clinical trials, completed phases 1 and 2 of a study of the scientific characterization of the Company’s amniotic allografts, and had two scientific articles published.

•
In the last quarter of 2012, MiMedx received its first patent for placental tissue grafts, and ended the year with more than 20 additional patent applications pending relating to the Company’s placental tissue allografts and supporting technologies.

•
MiMedx received the Medicare C-code for its EpiFix® grafts on January 1, 2012. The Company recruited a team of experts in the reimbursement arena to focus on reimbursement coverage processes. With the excellent results emanating from the Company’s clinical studies, by the end of 2012, MiMedx had received positive indications of coverage from five of the nine Medicare Administrative Contractors (“MACs”). In the last quarter of 2012, MiMedx brought its Reimbursement Call Center in-house to gain better control.

•
In the first quarter of 2012, the Company achieved its goal of positive Earnings Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation (“Adjusted EBITDA”) for the first time. Even with increased spending in sales, management and other infrastructure and significant investments in clinical trials, the Company continued to maintain positive Adjusted EBITDA each quarter. Although the Company did not achieve its forecasted Adjusted EBITDA for the year due to the above referenced strategic decisions and resultant costs, the decisions proved to be in the best interest of the Company and its shareholders.

•
MiMedx expanded its placenta recovery network to ensure the availability of placental tissue to meet expected demand. The Company began the year with a run rate of slightly over 100 donors per month and ended the year with a run rate of 450 donors per month. During the year, MiMedx added 15 contracted hospitals for placenta procurement.

•
The Company expanded its processing operations to ensure that the ongoing and potential demand for AmnioFix® and EpiFix® allografts can consistently be produced. During the year, MiMedx added key executives to this area of the Company and significantly expanded the laboratory operations staff and resources. Laboratory processing capacity at the beginning of the year was less than 25 placentas per week, and was expanded to 130 per week by the end of the year.

In setting annual base salaries for the Named Executive Officers for fiscal 2014, the Compensation Committee reviewed compensation for comparable positions in the peer group companies. The Committee also took into account the scope of each executive’s responsibilities, skills, experience and performance. With respect to the CEO, the Committee considered the annual performance evaluation conducted by the Compensation Committee, which had concluded that Mr. Petit’s performance in 2013 had been exceptional, as well as the fact that fiscal year 2013 was a monumental year for MiMedx. Under Mr. Petit’s leadership, MiMedx realized significant revenue growth and achieved substantial progress and successes in reimbursement coverage, clinical studies and publications, protection of intellectual property, build-out of corporate infrastructure, and sales force expansion. The Company’s achievements in 2013 are summarized as follows:

•
Revenue for 2013 of $59.3 million was approximately 2.2 times 2012 revenue. The Company exceeded full year budgeted revenue of $53 million by more than 10%. The fourth quarter of 2013 was the ninth consecutive quarter in which the Company met or exceeded its revenue goals.

•
The fourth quarter of 2013 marked the eighth consecutive quarter of positive Adjusted EBITDA (defined as Earnings Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation). The Company’s full year 2013 gross margins of 84% represented a three percentage point improvement over 2012 record gross margins of 81%.

•
In the third quarter, for the first time in Company history, MiMedx achieved its goal of positive quarterly cash flow from operations. The fourth quarter cash flow from operations continued and grew this positive trend.

•	Throughout 2013, the Company aggressively expanded its direct sales force in key sales verticals and markets and in key geographies.

•
The FDA’s “Untitled Letter” questioning the Company’s micronized products’ status for marketing solely under Section 361 was an unexpected event during the year. The organization responded extremely well to this with a quick and detailed response to the FDA and its up-front messaging to the investment community and physician customers. The Company is diligently pursuing a Biologics License Application with the FDA.

•	Although not as aggressive as the expansion of the sales force, on an as-needed basis, MiMedx grew the capabilities and staff within all of its infrastructure support functions.

•
MiMedx executives presented at a dozen highly recognized investor conferences and secured coverage from 4 analysts reporting on the Company. At the close of 2013, the Company had nearly 30% institutional ownership, as compared to approximately 2% at the beginning of 2013.

•	The Company’s December 2013 follow-on offering of common stock was more than five times oversubscribed.

•
MiMedx fulfilled its strategy of securing a listing on NASDAQ. This milestone facilitated the goal of broadening the Company’s exposure to the investment community and increasing the trading volume in MiMedx stock.

•
The Company was granted ten new patents during 2013, and by the end of 2013, MiMedx had 11 dehydrated human amnion/chorion membrane (“dHACM”)-based U.S. patents. MiMedx currently has more than 50 additional amnion patent submissions under various stages of review by the US Patent and Trademark Office.

•
MiMedx provided a wealth of detailed analytics to the Centers for Medicare and Medicaid (“CMS”) in support of their Hospital Outpatient Prospective Payment System (OPPS) Pricing Rule to package the reimbursement for certain products used in advanced wound care with the related surgical procedure. The Company expects the CMS final rule to have a positive impact on revenues in 2014.

•
The Company effectively executed on its comprehensive reimbursement coverage strategy. Based on the excellent results from its clinical studies, MiMedx successfully secured coverage from six of the eight Medicare Administrative Contractors (“MACs”) by the end of 2013.

•
The Company maintained an aggressive schedule of clinical studies, including Randomized Controlled Trials, Crossover Studies and follow-up studies, which chronicled the clinical effectiveness of the MiMedx dHACM allografts. In the collective body of work resulting from the studies, the results achieved were remarkable and compelling.

•
MiMedx continued to execute on its strategic focus to expand its placenta recovery network and ensure the ongoing and potential demand for its dHACM allografts is fully served. Currently, MiMedx has secured relationships with hospitals and physician practices that will allow for placenta procurement adequate enough for close to $500 million in revenue.

•	The Company continued its progress in gaining greater degrees of efficiency and capacity in its processing operations.

Cash Incentives

Annual cash bonuses for the Named Executive Officers and other executives are determined under the Company’s Management Incentive Plan (the “MIP”), which is an annual cash incentive plan that is designed to incentivize and reward achievement of the current year’s financial and operational goals.

Each of the Named Executive Officers and other executives that report directly to the Chairman and Chief Executive Officer or President and Chief Operating Officer are eligible to participate in the MIP (“MIP Participants”), with a targeted base bonus equal to a specified percentage of his/her base salary.

Payment of bonuses under the MIP is contingent on the achievement of annual performance measures specific to each fiscal year. In the first quarter of each fiscal year, the Compensation Committee approves and recommends to the full Board the MIP criteria for targeted incentive amounts, eligibility, performance measures and calculation formula of earned incentives.

2013 MIP
The 2013 MIP was adopted in March 2013. For 2013, each of the Named Executive Officers and other MIP Participants participated in the 2013 MIP with a targeted Base Bonus amount expressed as a percentage of annual base salary to be earned based upon the achievement of a combination of the Company’s consolidated 2013 revenue and 2013 Earnings Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation (“Adjusted EBITDA”) targets. Eighty percent of each Named Executive Officer’s targeted Base Bonus was based upon 2013 revenue, and 20% was based on 2013 Adjusted EBITDA. Provided a threshold level of 2013 Adjusted EBITDA was achieved, the incentive payments for revenue performance and Adjusted EBITDA performance were to be calculated independent of the other component.

An excess incentive amount (“Excess Bonus”), as recommended by the Compensation Committee and approved by the Board of Directors, could be earned for 2013 Revenue and/or 2013 Adjusted EBITDA performance that exceeded the respective targets, provided the total payment did not exceed two times the targeted Base Bonus amount for the respective Named Executive Officer or other MIP Participant.

For each MIP Participant, the Compensation Committee established a target base bonus (the “Base Bonus”). The 2013 target Base Bonus for Named Executive Officers ranged from 40% to 55% of year-end base salary. The Adjusted EBITDA target (“Adjusted EBITDA Target”) was set based on the Company’s 2013 operating budget approved by the Board of Directors in December 2012. The Compensation Committee believes that an important aspect of the MIP is that it is “self-funding,” in that a minimum level of performance against the targets must be achieved in order for any bonus payments to be made. Therefore, the achievement of a threshold level of Adjusted EBITDA performance (“Adjusted EBITDA Threshold”) was a condition to any payment based on Adjusted EBITDA or revenue. Named Executive Officers had an opportunity to earn a base bonus as follows:

EBITDA Performance

•
The Board established the percentage of the applicable Base Bonus that was payable based on the achievement of specified levels of 2013 Adjusted EBITDA performance between the Adjusted EBITDA Threshold of $4.5 million and the Adjusted EBITDA Target of $7.7 million.

•	No portion of the Base Bonus allocated to Adjusted EBITDA performance was eligible for payment unless the Adjusted EBITDA Threshold was exceeded.

•	Between 1% and 100% of the Base Bonus allocated to Adjusted EBITDA performance was payable if EBITDA performance was between the Adjusted EBITDA Threshold and the Adjusted EBITDA Target.

Revenue Performance

•
The Board established a minimum level of revenue for any payment based on revenue (the “Revenue Minimum”) and a target revenue level (the "Revenue Target”) and the percentage of the applicable Base Bonus that was payable based on the achievement of specified levels of 2013 performance between the Revenue Minimum of $47.7 million and the Revenue Target of $53.0 million.

•	No portion of the Base Bonus allocated to revenue performance was eligible for payment unless the Adjusted EBITDA Threshold and Revenue Minimum were achieved.

•	Assuming the Adjusted EBITDA Threshold and Revenue Minimum were achieved, payment of between 1% and 100% of the Base Bonus allocated to revenue performance was payable.

The Company’s 2013 Adjusted EBITDA was $5.5 million. Therefore, the 2013 Adjusted EBITDA Threshold was achieved, but the 2013 Adjusted EBITDA Target was not. Based on the achieved level of 2013 Adjusted EBITDA, participants earned 50% of the Base Bonus allocated to Adjusted EBITDA. The Company’s 2013 revenue of $59.2 exceeded both the 2013 Revenue Minimum and the 2013 Revenue Target, which meant that 100% of the Base Bonus allocated to revenue performance was earned and participants were eligible for Excess Bonus as determined in the discretion of the Board. The Excess Bonus amount was recommended by the Compensation Committee and approved by the Board. The Excess Bonus represented an additional gross amount equal to 10.8% of each Named Executive Officer’s respective annual base salary.

The table below presents the targeted Base Bonus in dollars and expressed as a percentage of base salary for each of the Company’s Named Executive Officers, as well as the actual Base Bonus and Excess Bonus earned in 2013. The bonuses were paid in February 2014.

Named Executive Officer	Target Base Bonus as % of 2013 Base Salary	Target Base Bonus Amount	Actual Base Bonus Payment	Actual Excess Bonus Payment	Actual Total 2013 MIP Payment
Parker H. Petit	55%	$264,000	$237,600	$54,921	$292,521
William C. Taylor	55%	$217,250	$195,525	$45,196	$240,721
Michael J. Senken	40%	$110,000	$99,000	$22,884	$121,884
Roberta L. McCaw	40%	$96,000	$86,400	$19,971	$106,371

2014 MIP
The 2014 MIP was adopted in February 2014. Although the Revenue and EBITDA targets are based on expectations for the 2014 fiscal year, the design of the 2014 MIP is similar to the 2013 MIP. The Named Executive Officers’ targeted Base Bonus percentages for 2014 are the same as the percentages in 2013. The key differences between the 2014 MIP and the 2013 MIP are as follows:

•
Ninety percent of each Named Executive’s targeted Base Bonus is based upon 2014 MiMedx Revenue, and 10% is based on 2014 Adjusted EBITDA, whereas in 2013, 80% of the bonus was based on Revenue and 20% was based on Adjusted EBITDA.

•
The Excess Bonus is established to be earned and paid in accordance with a formula based on 2014 actual revenue that exceeds the 2014 Revenue Target, whereas in 2013, the Excess Bonus was determined by the Board in its discretion for revenue or Adjusted EBITDA that exceeded the respective targets.

Long-Term Equity Incentives

The Company’s stock option and restricted stock awards are administered through the Company’s Assumed 2006 Stock Incentive Plan (“2006 Stock Incentive Plan”) and are designed to align the interests of the Company’s Named Executive Officers and other MiMedx officers and members of management with the interests of the Company’s shareholders, and serve as a key retention tool. Stock options and restricted stock vest over a period of time. The Committee believes that a vesting period is a positive motivator for the Company’s officers and management to focus their strategy and efforts on the Company’s long-term goals. Working toward the long term growth of the price of the Company’s stock produces the ultimate financial gain for the executives’ equity awards and increase in value for the Company’s shareholders.

Historically, the Company granted only stock options under the 2006 Stock Incentive Plan and the Compensation Committee continues to believe that options are the most appropriate method of rewarding and incentivizing long-term performance. Beginning in October 2012, however, the Committee adopted the strategy of granting restricted stock in lieu of or in combination with stock option grants in certain instances where the Compensation Committee believes that a restricted stock grant is a more efficient way to reward and motivate superior performance. The Compensation Committee recognized that stock options are an effective form of equity compensation that motivates the Named Executive Officers and other executives to rigorously pursue the long term strategic goals of the Company. This alignment occurs because stock options only have value when the Company’s stock price increases over time. The Compensation Committee also believes that restricted stock awards are an effective form of equity compensation because they are a strong retention tool for Named Executive Officers and other key executives. Restricted stock awards increase in value as the Company’s stock price increases over time, but they also continue to have value in the event of a stock price decline. Thus, unlike stock options, restricted stock does not lose its retention value in the event of a decline in stock price. Additionally, the Compensation Committee recognized that restricted stock awards are becoming an increasingly prevalent tool in the incentive compensation reported by the peer group of publicly-traded companies. The Compensation Committee and management consider the circumstances of each equity grant and determine whether granting stock options exclusively, restricted stock in lieu of stock options, or restricted stock in combination with stock options is most likely to achieve the Company’s motivational, retention and/or recruiting objectives.

Based on the peer group competitive data, the Committee has established a target annual long-term incentive value as a guide by which to measure the appropriate and competitive value of the annual equity grant approved for each Named Executive Officer. The target is derived from the peer group of publicly-traded companies and is expressed as a percentage of the Named Executive Officer’s annual base salary.

In determining the approved level of equity grants, the Compensation Committee considers the individual’s target annual long term incentive value, the Company’s overall option “overhang,” the employee’s level of responsibility and performance, prior equity awards, comparative compensation information and the anticipated expense to the Company. Although the Compensation Committee’s philosophy is to benchmark long-term equity incentive awards at the 60th to 75th percentile of awards to similarly-situated executives of companies in the peer group, because of the impact on the shares available for issuance under the Company’s long-term incentive plans and the expense that would be associated with grants at that level, the actual level of the equity awards to the Named Executive Officers in 2013 were less than the target.

In 2013, all awards of stock options and restricted stock were dated and priced as follows:

•
All awards of stock options and awards of restricted stock to current employees and independent contractors were granted and priced, as applicable, as of the close of the business day on which the Committee approved the grant.

•
All awards of stock options and awards of restricted stock granted to newly-hired employees and independent contractors whose employment or engagement had not yet commenced on the date approved by the Committee were granted and priced, as applicable, as of the later of the business day on which the Compensation Committee approved such grants or the date of employment or engagement, as applicable.

Vesting of awards under the 2006 Stock Incentive Plan is established by the Committee at the time of the grant. To optimize the retention value of the awards and to orient recipients to the achievement of longer-term goals, objectives and success, all 2013 awards vest in three equal installments on the first, second and third anniversaries of the Grant Date.

Historically, the Company has made a broad performance-based annual grant of stock options to its management employees, including the Named Executive Officers, in February or March of each year. It is the Compensation Committee’s intention to continue the practice of granting annual awards at the time of the Compensation Committee’s February or March meeting. In addition to the Company’s broad performance-based annual grant to Named Executive Officers and certain other management employees, the Company made additional grants of stock options throughout the year to newly-hired officers and managers and to existing management to attract management talent to join the Company, to reward specific performance, in connection with promotions or other achievements and to address specific retention concerns.

In 2013, all equity-based awards were issued under plans previously approved by the Company’s shareholders.

2013 and 2014 Stock Options and Restricted Stock Granted to Named Executive Officers
Although the Compensation Committee’s philosophy is to benchmark long-term equity incentive awards at the 60th to 75th percentile of awards to similarly-situated executives of companies in the peer group, because of the impact on the shares available for issuance under the Company’s long-term incentive plans and the expense that would be associated with grants at that level, the actual level of the equity awards to the Named Executive Officers in the March 6, 2013, annual grant were less than the benchmark.

On March 6, 2013, Mr. Petit was granted an option to purchase 250,000 shares of common stock and awarded 80,000 restricted shares. On October 29, 2013, Mr. Petit was granted an option to purchase 75,000 shares and awarded 26,000 restricted shares. On February 25, 2014, Mr. Petit was granted an option to purchase 177,110 shares and awarded 57,037 restricted shares.

On March 6, 2013, Mr. Taylor was granted an option to purchase 165,000 shares and awarded 55,000 restricted shares. On October 29, 2013, Mr. Taylor was granted an option to purchase 50,000 shares and awarded 18,000 restricted shares. On February 25, 2014, Mr. Taylor was granted an option to purchase 113,359 shares and awarded 36,506 restricted shares.

On March 6, 2013, Mr. Senken was awarded a stock option to purchase 75,000 shares and awarded 25,000 restricted shares. On October 29, 2013, Mr. Senken was awarded a stock option to purchase 17,500 shares and awarded 8,250 restricted shares. On February 25, 2014, Mr. Senken was awarded a stock option to purchase 49,607 shares and awarded 15,976 restricted shares.

On March 6, 2013, Ms. McCaw was granted an option to purchase 53,000 shares and awarded 14,000 restricted shares. On February 25, 2014, Ms. McCaw was granted an option to purchase 35,780 shares and awarded 11,523 restricted shares.

The grants made to Mr. Petit, Mr. Taylor and Mr. Senken on October 29, 2013, were made in recognition of their respective contributions to the Company’s outstanding performance during the first nine months of the year and to supplement their March 6, 2013, annual grants, which were less than the benchmarked grant fair value for their respective positions. The fair value of the combined March 6, 2013, and October 29, 2013, grants to Mr. Petit, Mr. Taylor, Mr. Senken and Ms. McCaw were, $1,502,383, $1,026,704, $450,122, and $227,422, respectively.

Perquisites

The Company does not provide executive officers with perquisites and other personal benefits beyond the Company benefits offered to similarly situated employees.

Employment Agreements

The Company's philosophy is to enter into employment agreements with Named Executive Officers when necessary and appropriate based upon the particular facts and circumstances involved in the individual employment relationship. Currently, the Company does not have any employment agreements with any of the Named Executive Officers; however, as described in more detail below, the Company has entered into change in control severance agreements with three of the four Named Executive Officers. If in the future, employment agreements are entered into between a Named Executive Officer and the Company, the Compensation Committee will be responsible for the review and approval of the terms and conditions of any such employment agreements.

Retirement and Other Benefits
Savings Plan
The 401(k) savings plan is a broad-based tax-qualified retirement savings plan to which all employees, including the Named Executive Officers, may contribute an amount equal to the limit prescribed by the Internal Revenue Service on a before-tax basis. In 2013, the Company did not provide for a matching contribution. The Company intends to institute a matching contribution at a later date. The future effective date and the formula for matching of the participant’s voluntary salary contributions have not yet been determined.

Benefits upon a Change in Control
The Company has entered into change-in-control severance agreements with Mr. Petit, Mr. Taylor and Mr. Senken to provide for severance compensation should their employment be terminated under certain defined circumstances. In 2013, the lump sum severance payable as a multiple of Mr. Taylor’s and Mr. Senken’s respective base salaries and target base bonuses was increased to be more in line with that of the peer group companies. The Compensation Committee believes that the severance arrangements are key components to a competitive compensation package and, as modified, are in line with that of companies in the peer group. In addition, the Compensation Committee believes that the change-in-control severance arrangements will help the Company retain its executive leadership in the event of a possible change in control and should such change in control occur, will help retain executive talent for the new organization.

The agreements provide for compensation to the executive in the event the executive’s employment with the Company is terminated following the consummation of a “change-in-control” for reasons other than the executive’s death, disability or for “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements). The compensation payable under the agreements is a lump sum severance payment equal to a multiple of the executive’s annual base salary and targeted base bonus as of the date of the change-in-control. The multiple applicable to Mr. Petit is three times his base salary and targeted base bonus. The multiple applicable to Mr. Taylor is two times his base salary and targeted base bonus; and the multiple applicable to Mr. Senken is one and one-half times his base salary and targeted base bonus. In addition, following termination of employment, the executives are entitled to receive for a period of three years in the case of Mr. Petit, two years in the case of Mr. Taylor and eighteen months in the case of Mr. Senken, health insurance coverage (subject to a COBRA election), life insurance and certain other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of Section 280G of the Code. The agreements require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued under the applicable agreement. The agreements expire three years after a change in control of the Company or any successor to the Company.

The change-in-control severance agreements with Mr. Petit, Mr. Taylor and Mr. Senken do not influence the vesting status of outstanding stock options and restricted stock under the 2006 Stock Incentive Plan. However, under the terms of the 2006 Stock Incentive Plan, in the event of a Change in Control as defined in the 2006 Stock Incentive Plan, all Awards vest and become immediately exercisable in full.

A calculation of the potential post-employment payments due to the specified Named Executive Officers under the agreements discussed above assuming the triggering event for the payments occurred on the last business day of the year ended December 31, 2013, is set forth below under the heading "Potential Payments Upon Termination or Change In Control."

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits to $1 million the tax deductions a public company can take for compensation paid to each of the Company’s Named Executive Officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. Since all of the Company’s equity incentive programs are linked to the financial performance of the Company, the Company does not believe its executive compensation payments will be subject to the limitations of Section 162(m). The Committee reserves the right, however, to use its judgment to authorize compensation payments that would trigger non-deductibility under Section 162(m) when the Committee believes such payments are appropriate and in the best interests of the Company’s shareholders.

Sections 280G and 4999 of the Internal Revenue Code impose an excise tax on certain payments to executives made in conjunction with a change in control and make such payments non-deductible to the Company. The effects of Sections 280G and 4999 generally are unpredictable and can have widely divergent and unexpected effects based on an executive’s personal compensation history. To ensure that Mr. Petit, Mr. Taylor and Mr. Senken receive the levels of compensation and benefits that the Company intends, the Compensation Committee and the Board of Directors determined that it would be appropriate to pay the cost of any excise tax imposed under Sections 280G and 4999, in the event that such provisions become applicable, plus an amount needed to pay income taxes on such additional payments. Mr. Petit’s, Mr. Taylor’s and Mr. Senken’s respective change in control severance agreements provide for such a gross-up payment. The Compensation Committee and the Board of Directors believe the these gross-up payments, in the event that such payments would be applicable, are consistent with the Compensation Committee’s philosophy of providing its Named Executive Officers with compensation that is competitive with the market’s practices and requirements.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed the Compensation Discussion and Analysis and discussed that document with management. Based on its review and discussions with management, the Committee recommended to its Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2013 Annual Report and proxy statement. This report is provided by the following independent directors, who comprise the Compensation Committee:

Joseph G. Bleser, Compensation Committee Chairman
Larry W. Papasan, Compensation Committee Member
Neil S. Yeston, Compensation Committee Member

The Company established its Compensation Committee in April 2008. Its membership currently consists of Joseph G. Bleser, Larry W. Papasan and Neil S. Yeston. The Board has determined that each member of the Compensation Committee satisfies the independence standards of the NASDAQ Stock Market. The charter for the Compensation Committee is posted on the Company’s website at http://www.mimedx.com/investors/corporate-governance.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of the Company. During fiscal 2013 none of the Company’s executive officers served on the board of directors or compensation committee of any other entity that had an executive officer that serves on the Company’s Board or Compensation Committee.

Summary Compensation Table

The following table summarizes with respect to the Company's Named Executive Officers, the compensation paid by the Company for services in all capacities rendered to the Company during the years ended December 31, 2013,2012 and 2011. The table does not include compensation for all three years if such officer was not a named executive officer in a previous year.

Name and Principal Position	Reporting Period YE	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non - Equity Incentive Plan Compensation Awards ($)(4)	All Other Compensation	Total ($)

Parker H. “Pete” Petit,	2013	465,192	—	548,340	954,043	292,521	—	2,260,096
Chairman and Chief Executive Officer	2012	354,327	212,500	—	706,713	—	—	1,273,540
	2011	325,000	—	—	696,500	—	—	1,021,500

William C. Taylor,	2013	385,577	—	377,670	649,034	240,721	—	1,653,002
President and Chief Operating Officer	2012	343,846	180,000	—	530,035	—	—	1,053,881
	2011	300,000	—	—	352,850	—	—	652,850

Michael J. Senken,	2013	268,269	—	172,043	278,079	121,884	—	840,275
VP and Chief Financial Officer	2012	236,538	100,000	—	160,250	—	—	496,788
	2011	198,269	—	—	213,950	—	—	412,219

Roberta L. McCaw,	2013	240,000	—	70,980	156,442	106,371	—	573,793
General Counsel and Secretary (5) (6)

(1)
The amounts reported for 2012 reflect discretionary bonuses paid in 2013 related to 2012 services.Company follows the provisions of ASC topic 718 “Compensation – Stock compensation,” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments.

(2)
The amounts shown represent the aggregate grant date fair value of awards of restricted stock made to the executive officer in the year indicated in accordance with FASB ASC topic 718 “Compensation – Stock compensation.” As required by applicable SEC rules, awards are reported in the year of grant. The restricted stock awards vest one third on each anniversary of the date of grant.

(3)
The amounts shown represent the aggregate grant date fair value of awards of restricted stock made to the executive officer in the year indicated in accordance with FASB ASC topic 718 “Compensation – Stock compensation.” For stock options, fair value is calculated using the Black-Scholes value on the grant date. The assumptions made in the valuation of the Company's option awards is disclosed in Note 10 to the Company's consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2013. As required by applicable SEC rules, awards are reported in the year of grant. The options vest one third on each anniversary of the date of the award.

(4)	Reflects amounts that were earned under the Company's 2013 Management Incentive Plan that were determined and paid during the first quarter of 2014.

(5)	Due to the fact that the Company was a smaller reporting company in 2011 and 2012, Ms. McCaw was not a named executive officer in 2011 or 2012.

(6)
Ms. McCaw works 30 hours per week. From January 1, 2013, to May 12, 2013, Ms. McCaw was paid as an independent contractor. Effective May 13, 2013, Ms. McCaw became an employee. Her rate of pay was unchanged. The amount shown in this column represents $92,308 paid to her as an independent contractor for the period January 1, 2013, through May 12, 2013, and $147,692 paid to her as an employee for the period May 13, 2013, through December 31, 2013.

Narrative to Summary Compensation Table

The Company does not have employment agreements with any of its Named Executive Officers. In addition to receiving a base salary as established by the Compensation Committee of the Board, beginning in calendar year 2012, each of the Company’s Named Executive Officers is entitled to participate in the Company’s Management Incentive Plan (“MIP”), with a targeted base bonus equal to a specified percentage of his or her base salary. Payment of bonuses under the MIP is contingent on certain performance measures as established by the Compensation Committee on an annual basis. Each of the Executive Officers also is eligible for awards under the 2006 Stock Incentive Plan as may be granted by the Compensation Committee or the Board in their sole discretion. For a description of the amount of salary and bonus compensation in proportion to total compensation, see “Compensation Discussion and Analysis-Overview of Compensation and Process.”

The Company also has entered into Change in Control Severance Agreements with Messrs. Petit, Taylor and Senken. For a description of the benefits payable under these agreements, see “Executive Compensation-Potential Payments Upon Termination or Change in Control.”

Salary

•	Mr. Petit- In March 2013, the Compensation Committee approved an increase in Mr. Petit’s annual base salary from $425,000 to $480,000 to be effective on April 1, 2013.

•	Mr. Taylor-In March 2013, the Compensation Committee approved an increase in Mr. Taylor’s salary from $360,000 to $395,000, effective April 1, 2013.

•	Mr. Senken-In March 2013, the Compensation Committee approved an increase in Mr. Senken’s base salary from $250,000 to $275,000 effective April 1, 2013.

•
Ms. McCaw- Ms. McCaw works a modified schedule of 30 hours per week. Her annual base pay for 2013 was $240,000. From January 1, 2013, to May 12, 2013, Ms. McCaw was paid as an independent contractor. Effective May 13, 2013, Ms. McCaw became an employee. Her compensation was unchanged. The amount shown in this column represents $92,308 paid to her as an independent contractor for the period January 1, 2013 through May 12, 2013, and $147, 692 paid to her as an employee for the period May 13, 2013, through December 31, 2013.

Bonus

The amounts in this column represent discretionary bonuses paid in 2013 related to 2012 services. Payments under the Company’s Management Incentive Plan are included in the column headed “Non-Equity Incentive Plan Compensation.”

Stock Awards

The amounts shown represent the aggregate grant date fair value of awards of restricted stock made to the executive officer in the year indicated in accordance with FASB ASC Topic 718 “Compensation-Stock compensation.” As required by applicable SEC rules, awards are reported in the year of grant. The restricted stock awards vest one third on each anniversary of the date of grant. For additional information regarding these stock awards, see the “Compensation Discussion and Analysis-Long Term Equity Incentives--2013 and 2014 Stock Options and Restricted Stock Granted to Named Executive Officers,” as well as the “Grants of Plan-Based Awards for Fiscal 2013” table below.

Option Awards

The amounts shown represent the aggregate grant date fair value of option awards made to the executive officer in the year indicated, computed in accordance with FASB ASC topic 718 “Compensation - Stock compensation.” For stock options, fair value is calculated using the Black-Scholes value on the grant date. The assumptions made in the valuation of the Company’s option awards is disclosed in Note 10 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2013. As required by applicable SEC rules, awards are reported in the year of grant. The options vest one third on each anniversary of the grant date of the award . For additional information regarding these stock awards, see the “Compensation Discussion and Analysis-Long Term Equity Incentives--2013 and 2014 Stock Options and Restricted Stock Granted to Named Executive Officers,” as well as the “Grants of Plan-Based Awards for Fiscal 2013” table below.

Non-Equity Incentive Plan Compensation
The amounts reported in this column represent the cash amounts paid to the Named Executive Officers under the 2013 Management Incentive Plan. The amounts were determined and paid in the first quarter of 2014. For a description of the 2013 Management Incentive Plan and the performance against the targets see "Compensation Discussion and Analysis - Cash Incentives - 2013 MIP."

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2013
The following table provides information regarding grants of plan-based awards to the Company’s Named Executive Officers during fiscal 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Name	Grant Date(1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)
Parker H. Petit		528	264,000	528,000
	3/6/2013				80,000	250,000	5.07	1,143,533
	10/29/2013				26,000	75,000	5.49	358,850
William C. Taylor		435	217,250	434,500
	3/6/2013				55,000	165,000	5.07	765,885
	10/29/2013				18,000	50,000	5.49	260,819
Michael J. Senken		220	110,000	220,000
	3/6/2013				25,000	75,000	5.07	348,130
	10/29/13				8,250	17,500	5.49	101,992
Roberta L. McCaw		192	96,000	192,000
	3/6/2013				14,000	53,000	5.07	227,422

(1)
Reflects the dates on which the grants of stock options or restricted stock were approved by the Board. No executive officer paid any amount to the Company in consideration of the grant of any stock options or restricted stock.

(2)
For Non-Equity Incentive Plan Awards, these columns show the range of possible cash payouts that could have been earned by each of the Named Executive Officers under the 2013 Management Incentive Plan. “Threshold” represents the lowest possible payout if there is a payout and “Maximum” reflects the highest possible payout. Actual amounts paid are reflected in the Summary Compensation Table above.

(3)	Represents shares of the Company’s common stock subject to restricted stock awards granted under the 2006 Stock Incentive Plan. The shares vest one third on each anniversary of the grant date.

(4)	Represents options granted under the 2006 Stock Incentive Plan. The options vest one third on each anniversary of the grant date.

(5)
Amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown reflect the grant date fair market values of the awards computed in accordance with FAS ASC Topic 718- “Compensation-Stock compensation.” For stock options, fair value is calculated using the Black-Scholes value on the grant date. The assumptions made in the valuation of the Company’s option awards is disclosed in Note 10 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2013. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The actual amount of compensation that may be earned by the executive officer will depend on the extent to which the awards vest and the price of the Company’s common stock at the time of exercise or vesting.

OUTSTANDING EQUITY AWARDS ON DECEMBER 31, 2013
The following table shows the number of shares covered by exercisable and unexercisable options held by the Company's Named Executive Officers on December 31, 2013. The Company has not made any equity awards under incentive plans and no equity incentive plan awards were outstanding on December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Securities Unvested	Market Value of Unvested Securities ($)
Parker H. Petit	425,000	0		0.73	2/24/2019
	62,500	0		0.50	7/31/2014
	225,000	0		1.65	2/23/2020
	100,000	0		1.20	5/11/2020
	83,333	41,667	(1)	1.35	1/5/2021
	200,000	100,000	(2)	1.23	3/18/2021
	333,333	166,667	(3)	1.05	6/29/2021
	133,333	66,667	(4)	1.10	12/14/2021
	266,667	533,333	(5)	1.25	2/23/2022
	33,333	66,667	(6)	2.94	10/31/2022
	0	250,000	(7)	5.07	3/6/2023	80,000 (10)	699,200
	0	75,000	(8)	6.04	10/29/2018	26,000 (11)	227,240
William C. Taylor	216,435	0		0.70	9/22/2019
	350,000	0		1.65	2/23/2020
	50,000	25,000	(1)	1.35	1/5/2021
	150,000	75,000	(2)	1.23	3/18/2021
	83,333	41,667	(9)	1.18	8/3/2021
	76,666	38,884	(4)	1.10	12/14/2021
	200,000	400,000	(5)	1.25	2/23/2022
	25,000	50,000	(6)	2.94	10/31/2022
	0	165,000	(7)	5.07	3/6/2023	55,000 (10)	480,700
	0	50,000	(8)	5.49	10/29/2023	18,000 (11)	157,320
Michael J. Senken	100,000	0		0.87	1/15/2020
	100,000	0		1.65	2/23/2020
	25,000	0		1.20	5/11/2020
	33,333	16,667	(1)	1.35	1/5/2021
	73,333	36,667	(2)	1.23	3/18/2021
	116,666	58,334	(4)	1.10	12/14/2021
	50,000	100,000	(5)	1.25	2/23/2022
	11,666	23,334	(6)	2.94	10/31/2022
	0	75,000	(7)	5.07	3/6/2023	25,000 (10)	218,500
	0	17,500	(8)	5.49	10/29/2023	8,250(11)	72,105
Roberta L. McCaw	10,000	0		0.50	7/31/2019
	37,500	0		0.70	9/22/2019
	40,000	0		1.65	2/23/2020
	75,000	0		1.20	5/11/2020
	10,000	5,000	(1)	1.35	1/5/2021
	26,666	13,334	(2)	1.23	3/18/2021
	26,666	53,334	(5)	1.25	2/23/2022
	0	53,000	(7)	5.07	3/6/2023	14,000 (10)	122.360

(1)	The unexercisable portion of this option vested and became exercisable on January 5, 2014.

(2)	The unexercisable portion of this option vested and became exercisable on March 18, 2014.

(3)	The unexercisable portion of this option vests and becomes exercisable on June 28, 2014.

(4)	The unexercisable portion of this option vests and becomes exercisable on December 14, 2014.

(5)
One half of the unexercisable portion of this option vested and became exercisable on February 23, 2014. The other half of the unexercisable portion of this option vests and becomes exercisable on February 23, 2015.

(6)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of October 31, 2014 and 2015.

(7)
One third of the unexercisable portion of this option vested and became exercisable on March 6, 2014. The remaining unexercisable portion of this option vests in equal installments on each of March 6, 2015 and 2016.

(8)	The unexercisable portion of this option vests and becomes exercisable in equal installments on each of October 29, 2014, 2015 and 2016.

(9)	The unexercisable portion of this option vests and becomes exercisable on August 3, 2014.

(10)	On March 6, 2014, one third of the awards vested. The remaining balance of each award will vest in equal installments on March 6, 2015 and 2016, respectively.

(11)	The awards will vest in equal installments on October 29, 2014, 2015 and 2016, respectively.

OPTION EXERCISES AND STOCK VESTED (FY2013) TABLE
The following table provides information concerning each exercise of stock options and each vesting of restricted stock during the fiscal year ended December 31, 2013, on an aggregated basis with respect to each of the Company’s Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Securities Acquired on Vesting (#)	Value Realized on Vesting ($)
Parker H. Petit	300,000	960,000	—	—
William C. Taylor	443,565	2,220,808	—	—
Michael J. Senken	50,000	153,000	—	—
Roberta L. McCaw	—	—	—	—
(1) Represents the difference between the market value of the underlying shares on the date of exercise and the exercise price.

Potential Payments upon Termination or Change in Control

The Company has entered into change-in-control severance agreements with Messrs. Petit, Taylor and Senken. The agreements provide for compensation to the executive in the event the executive’s employment with the Company is terminated following the consummation of a “change-in-control” for reasons other than the executive’s death, disability or for “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements). The compensation payable under the agreements is a lump sum severance payment equal to a multiple of the executive’s annual base salary and targeted base bonus as of the date of the change-in-control. The multiple applicable to Mr. Petit is three. The multiple applicable to Mr. Taylor is two and the multiple applicable to Mr. Senken is one and a half. In addition, following termination of employment, these executives are entitled to receive for a period of three years in the case of Mr. Petit, two years in the case of Mr. Taylor and eighteen months in the case of Mr. Senken life, health insurance coverage (subject to a COBRA election), and certain other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of Section 280G of the Code. The agreements require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued under the applicable agreement. The agreements expire three years after a change in control of the Company or any successor to the Company.

Upon a “change in control,” as defined in the 2006 Stock Incentive Plan and subject to any requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the (“Code”), all outstanding awards vest and become exercisable.

The following table sets forth in tabular form estimates of the potential post-employment payments due to the Named Executive Officers under the agreements discussed above and the 2006 Stock Incentive Plan, assuming the triggering event for the payments occurred on the last business day of the last fiscal year.

Executive	Cash Severance ($) (1) (2)	Estimated Benefits ($) (2) (3)	Estimated Value of Accelerated Equity Awards ($) (4)	Estimated 280G Tax Gross-Ups ($) (2)	Retirement Plans ($)
Parker H. Petit	2,232,000	76,000	9,277,689	4,735,140	—
William C. Taylor	1,224,500	60,000	6,047,929	2,822,920	—
Michael J. Senken	577,500	45,000	2,351,255	986,620	—
Roberta L. McCaw	—	—	853,240	—	—

(1)	Includes a) annual base salary as of December 31, 2013, plus b) annual targeted bonus for the year ended December 31, 2013, times the multiple applicable to the Named Executive Officer.

(2)	Payable only in the event the executive’s employment is terminated without cause or for “good reason” within three years following a change in control.

(3)	Includes a) the estimated value of medical, dental, vision and life insurance, plus b) the employer’s cost of FICA for the duration of the severance period.

(4)	Includes the accelerated value of unvested stock options as of December 31, 2013, that are in-the-money based on the December 31, 2013, stock price.

DIRECTOR COMPENSATION

The following table provides information concerning compensation of the Company's directors for the year ended December 31, 2013. The compensation reported is for services as directors. Only those directors who received compensation for such services during the year ended December 31, 2013, are listed.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards $		Option Awards $		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total $
Joseph G. Bleser	78,500	33,000	(7)	53,940	(2)(6)	—	—	—	165,440
J. Terry Dewberry	80,250	33,000	(7)	53,940	(2)(6)	—	—	—	167,190
Charles R. Evans	60,250	—			(3)	—	—	—	60,250
Bruce L. Hack	52,750	33,000	(7)	53,940	(2)(6)	—	—	—	139,690
Charles E. Koob	44,500	33,000	(7)	53,940	(2)(5)	—	—	—	131,440
Larry W. Papasan	84,750	33,000	(7)	53,940	(2)(4)	—	—	—	171,690
Neil S. Yeston	57,500	—			(3)	—	—	—	57,500

(1)	Amount represents fees paid or earned during the year ended December 31, 2013.

(2)	Option grant of 15,000 shares, which vests on May 9, 2014.

(3)	Mr. Evans and Mr. Yeston each has an aggregate of 45,000 options outstanding.

(4)	Mr. Papasan has an aggregate of 72,000 options outstanding as of December 31, 2013.

(5)	Mr. Koob has an aggregate of 60,000 options outstanding as of December 31, 2013.

(6)	Mr. Bleser, Mr. Dewberry and Mr. Hack each has an aggregate of 95,000 options outstanding as of December 31, 2013.

(7)	Restricted stock award of 5,000 shares on May 9, 2013, which vests on May 9, 2014.

The Company's compensation policy for its non-employee directors, as revised effective May 9, 2013, is as follows:

•	An annual cash retainer of $36,000 for service as a member of the Board;

•	An annual cash retainer of $15,000 for service as a chairman of the Audit Committee;

•	An annual cash retainer of $10,000 for service as a chairman of the Compensation Committee;

•	An annual cash retainer of $8,000 for service as a chairman of the Nominating and Governance Committee;

•	An annual cash retainer ranging from $4,000 to $6,000 for service as a non-chairman member of a Board committee; and

•	Meeting attendance fees of $1,000 per Board of Directors or committee meeting attended in person and $1,000 per Board of Directors or committee meeting attended telephonically.

Each director who is not a full time employee of the Company also receives a grant of 45,000 options to purchase the Company's common stock upon being first elected or appointed to the Board of Directors. In addition, on the date of the annual meeting of the shareholders, each director who is not a full time employee of the Company who has been a director for at least 12 months receives a grant of options to purchase 15,000 shares of the Company's common stock, as well as a restricted stock grant of 5,000 shares. These grants vest on the first anniversary of the grant date. Directors who are full time employees of the Company do not receive any compensation for their service as directors or as members of board committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about MiMedx's equity compensation plans as of December 31, 2013:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights reflected in column (A)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)*
Equity compensation plans approved by security holders	15,952,510	$2.42	3,519,704
Equity compensation plans not approved by security holders	—	—	—
Total	15,952,510	$2.42	3,519,704

STOCK OWNERSHIP

The following table sets forth certain information regarding the Company's capital stock, beneficially owned as of March 15, 2014, by each person known to the Company to beneficially own more than 5% of the Company's common stock, each Named Executive Officer and director, and all directors and executive officers as a group. Beneficial ownership is calculated according to Rule 13d-3 of the Exchange Act as of that date. Unless otherwise indicated below, the address of those identified in the table is MiMedx Group, Inc., 1775 West Oak Commons Court, NE, Marietta, Georgia 30062.

Name and address of beneficial owner	Number of Shares (1)	Percentage Ownership (1)
Parker H. “Pete” Petit (2)	12,102,680	11.2%

William C. Taylor (3)	1,874,769	1.8%

Charles E. Koob (4)	1,504,653	1.4%

Bruce L. Hack (5)	744,268	*

Michael J. Senken (6)	696,666	*

Roberta McCaw (7)	560,891	*

Larry W. Papasan (8)	177,668	*

Joseph G. Bleser (9)	156,085	*

J. Terry Dewberry (10)	101,666	*

Neil S. Yeston (11)	30,000	*

Charles R. Evans (12)	15,000	*
Total Directors and Executive Officers (11 persons)(13)	17,964,346	16.2%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares beneficially owned. Unless otherwise specified, reported ownership refers to both voting and investment power. Stock options, warrants and convertible securities which are exercisable within 60 days are deemed to be beneficially owned. On March 15, 2014, there were 105,709,441 shares of common stock issued and outstanding, net of 50,000 shares of common stock held in treasury.

(2)
Includes (i) 5,698,514 shares held by Mr. Petit; (ii) 2,354,166 shares of common stock issuable upon the exercise of vested options; (iii) 150,000 shares of common stock held by the Parker H. Petit Grantor Trust over which Mr. Petit serves as the trustee; (iv) 1,250,000 shares of common stock held by Petit Investments II, LLLP; (v) 150,000 shares of common stock held by Petit investments, LP, limited partnerships where Mr. Petit serves as General Partner and Limited Partner and possesses shared voting and investment control; (vi) 1,250,000 held by Cox Road Partners, LLP; and 1,250,000 held by Cox Road Partners II, LLP over which Mr. Petit possesses sole voting and investment control and for which Mr. Petit serves as General Partner.

(3)	Includes (i) 368,333 shares owned by Mr. Taylor and (ii) 1,506,436 shares that are subject to currently exercisable stock options.

(4)
Includes (i) 615,000 shares held jointly by Mr. Koob and his wife; (ii) 839,653 shares held individually by Mr. Koob; (iii) 50,000 shares that are subject to currently exercisable stock options and stock awards.

(5)	Includes (i) 659,268 shares owned by Mr. Hack; (ii) 85,000 shares that are subject to currently exercisable stock options and stock awards.

(6)	Includes shares held by Mr. Senken and his wife, 8,333 held by Mr. Senken, and 638,333 shares that are subject to currently exercisable stock options.

(7)	Includes (i) 272,391 shares owned by Ms. McCaw and (ii) 288,500 shares that are subject to currently exercisable stock options.

(8)
Includes (i) 82,001 shares owned by Mr. Papasan; (ii) 41,667 shares held in a trust for the benefit of Mr. Papasan; (iii) 54,000 shares that are subject to currently exercisable stock options and stock awards.

(9)	Includes (i) 59,585 shares owned by Mr. Bleser; and (ii) 85,000 shares that are subject to currently exercisable stock options and stock awards.

(10)	Includes (i) 16,666 shares owned by Mr. Dewberry; and (ii) 85,000 shares that are subject to currently exercisable stock options and stock awards.

(11)	Includes (i) 5,000 shares owned by Mr. Yeston and (ii) 15,000 shares that are subject to currently exercisable stock options.

(12)	Includes 15,000 shares that are subject to currently exercisable stock options.

(13)
Includes (i) 12,766,411 shares controlled or held for the benefit of the executive officers and directors; (ii) 5,176,435 shares that are subject to stock options that are currently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Approval of Related Party Transactions

Under its charter, the Audit Committee is responsible for reviewing and approving all transactions or arrangements between the Company and any of its directors, officers, or principal shareholders and any of their respective affiliates, associates or related parties. In determining whether to approve or ratify a related party transaction, the Audit Committee considers all relevant facts and circumstances available to it, such as:

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

Related Party Transactions

Exercise of Warrants

Mr. Petit exercised 150,000 and 250,000 warrants to purchase shares of the Company's common stock on October 18, 2013 and November 4, 2013, respectively. The exercise price of each warrant was $1.00. On January 20, 2014, Mr. Petit also exercised 975,000 warrants to purchase shares of the Company's common stock. The exercise price of each warrant was $.73.

Charles E. Koob, Director, exercised 50,000 warrants to purchase shares of the Company's common stock on June 5, 2013. The exercise price of each warrant was $1.00

Bruce L. Hack, Director, exercised 208,333 warrants to purchase shares of the Company's common stock on August 27, 2013. The exercise price of each warrant was $1.50.

Senior Secured Promissory Notes

In December 2011, Mr. Petit participated in the Company’s private placement of 5% Convertible Senior Secured Promissory Notes (the “Notes”), Conversion Warrants, First Contingent Warrants and Second Contingent Warrants. Mr. Petit purchased Notes in an aggregate principal amount of $500,000.  In addition, Mr. Petit received a first contingent warrant to purchase 125,000 shares of common stock at an exercise price of $0.01 per share, which he exercised in March 2012. Mr. Petit also received a second contingent warrant which, by its terms, was rendered null and void. In January 2013, Mr. Petit elected to convert his Notes resulting in the issuance of 532,260 shares of common stock, which represents the face value of the Notes plus accrued but unpaid interest.

Director Independence

The Board of Directors has determined that Messrs. Hack, Evans, Yeston, Papasan, Dewberry, and Bleser qualify as "independent" under the standards of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

Audit Firm Fee Summary

The following table presents fees billed for professional audit services rendered by Cherry Bekaert LLP, the Company's independent registered public accounting firm, for the audit of the Company's annual financial statements for the year ended December 31, 2013, and December 31, 2012, and fees billed for other services rendered by Cherry Bekaert LLP, during these periods.

	Fiscal year end December 31, 2013	Fiscal Year end December 31, 2012
Audit Fees	$235,000	$210,000
Audit - related Fees	$22,000	$—
Tax Fees	$39,400	$27,893
All Other Fees	$—	$—

Audit Fees. This category includes fees for (i) the audit of the Company's annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q; and (ii) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant periods described above.

Audit-related Fees. This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” The fees noted here were related to the Company's public offering of common stock in December 2013.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning, tax return preparation, tax research and tax advice.

All Other Fees. This category includes the aggregate fees for products and services that are not reported above under “Audit Fees,” or “Tax Fees.”

Audit Committee Pre-Approval Policy

The Audit Committee has responsibility for the appointment, retention and oversight of the work of the Company's independent auditors, to recommend their selection and engagement, to review and approve in advance all non-audit related work performed by the Company's independent registered public accounting firm prior to the performance of each such service. The Audit Committee also is required to establish formal policies and procedures for the engagement of the independent auditors to provide permitted non-audit services. The Audit Committee gave its prior approval to all services provided by the Company's independent auditors in fiscal 2013 and 2012. The Audit Committee has determined that the provision of services by Cherry Bekaert LLP is compatible with maintaining the independence of the independent registered public accounting firm.

Table of Contents

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

April 30, 2014	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer