Form 10-Q
period 2014-03-31
MIMEDX GROUP, INC.
filed 2014-05-12
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes ☐ No ☒

As of April 17, 2014, there were 105,916,469 shares outstanding of the registrant’s common stock.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” below and in our most recent Annual Report on Form 10-K, as well as other reports we file with the SEC.  Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$43,019,559	$44,077,751
Accounts receivable, net	18,966,543	16,092,836
Inventory, net	3,639,094	3,880,776
Prepaid expenses and other current assets	2,278,996	1,337,408

Total current assets	67,904,192	65,388,771

Property and equipment, net of accumulated depreciation	4,288,743	4,086,106
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization	11,115,188	11,178,573

Total assets	$87,348,566	$84,693,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,618,753	$2,490,531
Accrued compensation	5,413,595	5,588,811
Accrued expenses	1,369,048	1,405,974
Other current liabilities	192,522	122,551
Total current liabilities	9,593,918	9,607,867

Other liabilities	1,516,464	1,517,956
Total liabilities	11,110,382	11,125,823

Commitments and contingencies (Note 12)	—	—

Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 105,843,137 issued and 105,793,137 outstanding as of March 31, 2014 and 104,425,614 issued and 104,375,614 outstanding as of December 31,2013	105,843	104,426
Additional paid-in capital	150,874,988	147,284,219
Treasury stock (50,000 shares at cost)	(25,000)	(25,000)
Accumulated deficit	(74,717,647)	(73,795,575)
Total stockholders' equity	76,238,184	73,568,070

Total liabilities and stockholders' equity	$87,348,566	$84,693,893
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$19,559,188	$11,556,493
Cost of sales	2,977,275	1,905,020
Gross margin	16,581,913	9,651,473

Operating expenses:
Research and development expenses	1,390,044	1,246,757
Selling, general and administrative expenses	15,851,553	8,369,010
Amortization of intangible assets	231,331	262,596

Operating income (loss)	(891,015)	(226,890)

Other income (expense), net
Amortization of debt discount	—	(1,328,439)
Interest expense, net	(21,024)	(14,804)

Income (loss) before income tax provision	(912,039)	(1,570,133)
Income tax provision	(10,033)	(50,275)

Net income (loss)	$(922,072)	$(1,620,408)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	105,358,694	93,128,466
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(unaudited)

	Convertible Preferred Stock Series A				Additional Paid-in Capital
			Common Stock			Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance December 31, 2013	—	$—	104,425,614	$104,426	$147,284,219	$(25,000)	$(73,795,575)	$73,568,070
Share-based compensation expense	—	—	—	—	2,372,364	—	—	2,372,364
Exercise of stock options	—	—	317,193	317	444,755	—	—	445,072
Exercise of warrants	—	—	1,017,000	1,017	773,733	—	—	774,750
Issuance of restricted stock	—	—	83,330	83	(83)	—	—	—
Net income (loss )	—	—	—	—	—	—	(922,072)	(922,072)
Balance March 31, 2014	—	$—	105,843,137	$105,843	$150,874,988	$(25,000)	$(74,717,647)	$76,238,184
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(922,072)	$(1,620,408)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	263,131	98,751
Amortization of intangible assets	231,331	262,596
Amortization of debt discount and deferred financing costs	—	1,328,439
Share-based compensation	2,372,364	984,792
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,873,707)	(2,167,942)
Inventory	241,682	(933,555)
Prepaid expenses and other current assets	(941,588)	(555,692)
Other assets	—	(249,545)
Accounts payable	128,222	(194,977)
Accrued compensation	(175,216)	765,532
Accrued expenses	(36,926)	236,788
Accrued interest	—	(41,641)
Other liabilities	101,808	(11,324)
Net cash flows from operating activities	(1,610,971)	(2,098,186)

Cash flows from investing activities:
Purchases of equipment	(465,768)	(73,534)
Patent application costs	(167,946)	—
Net cash flows from investing activities	(633,714)	(73,534)

Cash flows from financing activities:
Proceeds from exercise of warrants	774,750	924,624
Proceeds from exercise of stock options	445,072	232,531
Principal payments of equipment leases	(33,329)	(14,813)
Net cash flows from financing activities	1,186,493	1,142,342

Net change in cash	(1,058,192)	(1,029,378)

Cash and cash equivalents, beginning of period	44,077,751	6,754,485
Cash and cash equivalents, end of period	$43,019,559	$5,725,107
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2014.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. Our biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, and device technology, CollaFix™.

2.	Significant Accounting Policies
Please see Note 2 to our Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, for a description of all significant accounting policies.
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

Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $168,000 of patent costs during the first three months of 2014. There were not any patent costs capitalized for the three months ended March 31, 2013.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs. For the three months ended March 31, 2014, and through the date of this report, all ASUs issued, effective and not yet effective, were assessed and determined to be either not applicable or are expected to have minimal impact on our financial position or results of operations.

3.	Liquidity and Management’s Plans
As of March 31, 2014, the Company had approximately $43,020,000 of cash and cash equivalents.  The Company reported total current assets of approximately $67,904,000 and current liabilities of approximately $9,594,000 as of March 31, 2014.  The Company believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents, as well as its $3 million line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Inventories
Inventories consisted of the following items as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials	$222,108	$202,414
Work in process	2,706,963	2,951,704
Finished goods	1,033,432	1,048,886
	3,962,503	4,203,004
Reserve for obsolescence	(323,409)	(322,228)
Inventory, net	$3,639,094	$3,880,776

5.	Property and Equipment
Property and equipment consist of the following as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013
Leasehold improvements	$2,400,837	$2,319,928
Lab and clean room equipment	2,632,088	2,025,263
Furniture and office equipment	1,570,092	1,240,466
Construction in progress	250,727	802,319
	6,853,744	6,387,976
Less accumulated depreciation	(2,565,001)	(2,301,870)
	$4,288,743	$4,086,106
Included in property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability is included in other liabilities in the accompanying condensed consolidated balance sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of our new facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $263,000 and $99,000, respectively.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows:

		March 31, 2014	December 31, 2013
	Weighted Average Amortization Lives	Cost	Cost
Licenses (a) (b)	10 years	$1,009,000	$1,009,000
Patents & Know How (b)	14 years	7,855,825	7,798,910
Customer & Supplier Relationships (b)	14 years	3,761,000	3,761,000
Tradenames & Trademarks (b)	indefinite	1,008,000	1,008,000
In Process Research & Development (b)	indefinite	25,000	25,000
Patents in Process (c)	indefinite	691,018	579,987
Total		14,349,843	14,181,897
Less Accumulated amortization and impairment charges		(3,234,655)	(3,003,324)
Net		$11,115,188	$11,178,573

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of March 31, 2014, this license had a remaining net book value of approximately $284,000

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the three months ended March 31, 2014 an additional $56,915 of costs associated with patents granted during the period were capitalized and included in Patents & Know- How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $231,000, and $263,000, respectively.

Expected future amortization of intangible assets as of March 31, 2014, is as follows:

Year ending December 31,	Estimated Amortization Expense
2014 (a)	$695,462
2015	927,283
2016	927,283
2017	837,650
2018	827,683
Thereafter	5,891,827
$10,107,188
(a) Estimated amortization expense for the year ending December 31, 2014 includes only amortization to be recorded after March 31, 2014.

7.	Line of Credit

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

The Loan Agreement contains covenants that limit, under certain circumstances, the ability of the Company to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, make loans, advances or other extensions of credit or engage in any business activities substantially different from the Company's present business without the Lender's consent. The Loan Agreement also requires the Company to maintain certain financial covenants, including a minimum funded debt to adjusted EBITDA ratio and a minimum fixed charge coverage ratio. Management is not aware of any violations of these covenants.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
	2014	2013
Net income (loss)	$(922,072)	$(1,620,408)
Denominator for basic earnings per share - weighted average shares	105,358,694	93,128,466
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	105,358,694	93,128,466
Income (loss) per common share - basic and diluted	$(0.01)	$(0.02)
(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Three months ended March 31,
	2014	2013
Outstanding Stock Options	17,142,303	16,022,703
Outstanding Warrants	267,816	2,344,002
Restricted Stock Awards	942,084	257,500
	18,352,203	18,624,205

9.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2014, totaled 375,000.  On February 25, 2014, the Board of Directors approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock which can be issued under the 2006 Plan to 26,500,000 at March 31, 2014, subject to the ratification and approval by the Company's stockholders.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	15,375,960	$2.46
Granted	2,094,369	7.29
Exercised	(317,193)	1.42
Unvested options forfeited	(10,833)	1.24
Vested options expired	—	—
Outstanding at March 31, 2014	17,142,303	3.07	7.8	$55,171,947
Vested at March 31, 2014	8,777,850	1.69	6.8	38,950,079
Vested or expected to vest at March 31, 2014 (a)	16,742,166	$3.01	7.7	$54,754,819

(a)	Includes forfeiture adjusted unvested shares.

The intrinsic value of the options exercised during the three months ended March 31, 2014, was approximately $1,977,000.
Following is a summary of stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	1,165,935	3.9	$0.66	1,165,935	$0.66
$0.87 - $1.35	6,364,011	7.4	1.20	4,791,313	1.20
$1.40 - $2.29	1,571,700	5.8	1.64	1,321,698	1.66
$2.33 - $3.75	2,042,318	8.5	2.75	605,964	2.77
$3.95 - $5.99	3,263,670	9.0	5.08	892,940	4.99
$6.02 - $8.34	2,734,669	9.3	7.09	—	—
	17,142,303	7.8	$3.07	8,777,850	$1.69

Total unrecognized compensation expense related to granted stock options at March 31, 2014, was approximately $18,212,000 and is expected to be recognized over a weighted-average period of 2.4 years.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended March 31,
	2014	2013
Expected volatility	64.1%	64.3%
Expected life (in years)	6	6
Expected dividend yield	—	—
Risk-free interest rate	1.69% - 1.96%	0.98%-1.86%
The weighted-average grant date fair value for options granted during the three months ended March 31, 2014 was approximately $4.23.

Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	576,550	$5.53
Granted	448,864	7.25
Vested	(83,330)	5.07
Forfeited	—	—
Unvested at March 31, 2014	942,084	$6.39

As of March 31, 2014, there was approximately $5,440,000 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.5 years.

For the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$97,516	$50,162
Research and development	159,686	75,978
Selling, general and administrative	2,115,162	858,652
	$2,372,364	$984,792

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
Following is a summary of the warrant activity for the three months ended March 31, 2014:

	Number of Warrants	Weighted-Average Exercise Price per warrant
Warrants outstanding at January 1, 2014	1,284,816	$0.90
Warrants exercised	(1,017,000)	0.76
Warrants outstanding at March 31, 2014	267,816	$1.44

Warrants may be exercised in whole or in part by notice given by the holder accompanied by payment in cash of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased.
These warrants are not mandatorily redeemable, and do not obligate the Company to repurchase its equity shares by transferring assets or issuing a variable number of shares.
The warrants require that the Company deliver shares as part of a physical settlement and do not provide for a net-cash settlement.
All of our warrants are classified as equity as of March 31, 2014, and December 31, 2013 and expire at various times through the end of 2016.

10.	Income taxes

The effective tax rates for continuing operations of (1.1%) and (3.2%), respectively, for the three months ended March 31, 2014 and March 31, 2013 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against our U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2014 does not include the benefit of the current period U.S. tax loss. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of March 31,

2014. As a result, income tax expense for the three months ended March 31, 2014 is primarily due to income tax expense in certain state jurisdictions.

11.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$21,024	$3,688
Income taxes paid	7,292	7,275
Purchases of equipment financed through capital leases	—	107,259
Deferred financing costs	—	27,236
Stock issuance in connection with Earn-Out Liability of 1,174,915 shares	—	5,792,330
Stock issuance of 5,272,004 shares in exchange for convertible debt	—	5,272,004

12.	Contractual Commitments and Contingencies

Contractual Commitments
In addition to the Capital Leases noted above in Note 5, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next six years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The estimated annual lease payments are as follows:

12-month period ended March 31
2015	$994,518
2016	1,309,672
2017	1,349,400
2018	1,390,059
2019	1,192,353
$6,236,002
Rent expense for the three months ended March 31, 2014 and 2013 was approximately $282,000 and $96,000, respectively and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the leases for the Company's facilities, we are obligated under standby letters of credit in the amount of approximately $525,000. These obligations are reduced at various times over the lives of the leases.

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
After a series of correspondence and conference calls and a meeting with FDA representatives, in December 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” For this reason, the Agency continues to believe that the micronized products are more than minimally manipulated and the products therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company responded to the FDA that while it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company has proposed to the FDA that it will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. The Company had its first Pre-IND meeting at the FDA on March 13, 2014. During the meeting, the Company presented a series of questions focused on detailed plans for its first BLA for its micronized tissue and reviewed some of the Company’s data. The FDA was extremely helpful in answering the Company’s questions and providing additional information related to this complex process. The Company anticipates a second meeting to finalize study protocols and review additional information. There is no guarantee that the FDA will agree to a transition plan or allow us to continue to market our micronized products while we pursue one or more BLAs. If they do allow us to continue to market our micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that we will be required to recall our micronized products Revenues from micronized products make up about 15% of projected revenues in 2014.
Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against us and certain of our executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The plaintiff filed a Reply Memorandum of Law in opposition to the Company’s Motion to Dismiss on March 28, 2014. On April 14, 2014, the Company filed a Reply Memorandum of Law in further support of its Motion to Dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on our financial position or results of operations.

13.	Subsequent Events
Line of Credit
As of May 1, 2014, the Revolving Line of Credit expired and the Company elected not to renew.
Stock Repurchase Program
On May 12, 2014, the Company announced that its Board of Directors approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through December 31, 2014. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three Months Ended March 31, 2014 and 2013

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended March 31, 2014
Allowance for doubtful accounts	$407,000	$125,000	$(6,000)	$526,000
Allowance for product returns	215,000	201,000	(111,000)	305,000
Allowance for obsolescence	322,000	24,000	(23,000)	323,000

For the three months ended March 31, 2013
Allowance for doubtful accounts	49,000	27,000	—	76,000
Allowance for product returns	89,000	190,000	(167,000)	112,000
Allowance for obsolescence	159,000	25,000	—	184,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind the Company's mission to give physicians products and tissues to help the body heal itself. The Company's biomaterial platform technologies include its tissue technologies, AmnioFix® and EpiFix®. The Company's tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through MiMedx's donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. MiMedx processes the human amniotic membrane utilizing its proprietary Purion® Process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over 225,000 allografts for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.

Recent Events
FDA Untitled Letter
As described in detail in Item 1 Financial Statements- Note 12, on August 28, 2013 the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. While the Company responded that it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. The Company had its first Pre-IND meeting at the FDA on March 13, 2014. During the meeting, the Company presented a series of questions focused on detailed plans for its first BLA for its micronized tissue and reviewed some of the Company’s data. The FDA was extremely helpful in answering the Company’s questions and providing additional information related to this complex process. The Company anticipates a second meeting to finalize study protocols and review additional information. There is no guarantee that the FDA will agree to a transition plan or allow the Company to continue to market its micronized products while it pursues one or more BLAs. If they do allow the Company to continue to market its micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the Company will be required to recall our micronized products. Revenues from micronized products make up about 15% of projected revenues in 2014.
Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The plaintiff filed a Reply Memorandum of Law in opposition to the Company’s Motion to Dismiss on March 28, 2014. On April 14, 2014, the Company filed a Reply Memorandum of Law in further support of its Motion to Dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.

Results of Operations Comparison for the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Revenue
Total revenue increased approximately $8.0 million, or 69%, to $19.6 million for the three months ended March 31, 2014, as compared to $11.6 million for the three months ended March 31, 2013. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 15.2% from 16.5% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.2 million, or 11.5%, to $1.4 million during the three months ended March 31, 2014, compared to approximately $1.2 million in the prior year. The increase is primarily related to increased investments in clinical trials, and personnel costs.

Research and development expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended March 31, 2014, increased approximately $7.5 million to $15.9 million compared to $8.4 million for the three months ended March 31, 2013. Selling expense increases were driven by costs associated with building a direct sales organization, and increased commissions due to higher sales volume. Additional spending increases included spending on support costs related to medical reimbursement, including the Company's reimbursement hotline; information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
The Company recorded net interest expense of approximately $21,000 during the three months ended March 31, 2014, compared with approximately $1,343,000 of financing and net interest expense during the three months ended March 31, 2013.  The decrease of approximately $1,322,000 is primarily due to the conversion and payoff of debt.  The following table summarizes the interest charges for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014				2013
	Debt Discount	Accrued Interest	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible Senior Secured Promissory Notes	$—	$—	$—	$—	$1,328,439	$11,571	$—	$1,340,010
Other	—	—	21,024	21,024	—	—	3,233	3,233
	$—	$—	$21,024	$21,024	$1,328,439	$11,571	$3,233	$1,343,243

Liquidity and Capital Resources
Revenue continues to increase quarter - over - quarter while management maintains tight controls over spending. As of March 31, 2014, the Company had approximately $43.0 million of cash and cash equivalents. The Company reported total current assets of approximately $67.9 million and total current liabilities of approximately $9.6 million at March 31, 2014, which represents a current ratio of 7.1 as of March 31, 2014. Management believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents, as well as its $3 million line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of March 31, 2014:

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years
Capital lease obligations	$332,900	$111,962	$200,073	$20,865
Operating lease obligations	6,236,002	994,518	2,659,072	2,582,412
	$6,568,902	$1,106,480	$2,859,145	$2,603,277
Discussion of cash flows
Net cash used in operations during the three months ended March 31, 2014, decreased approximately $0.5 million to $1.6 million compared to $2.1 million used in operating activities for the three months ended March 31, 2013, primarily attributable to the decrease in the Net loss offset by the increase in working capital.
Net cash used in investing activities during the three months ended March 31, 2014, increased approximately $0.5 million to $0.6 million compared to $0.1 million used in investing activities for the three months ended March 31, 2013. The increase was due to purchases of plant and equipment related to the relocation to a new facility with expanded production capacity and capitalization of patent application costs.
Net cash flows from financing activities during the three months ended March 31, 2014, increased approximately $0.1million to $1.2 million compared to $1.1 million during the three months ended March 31, 2013. Cash flows from financing activities during the current quarter include approximately $.8 million received from the exercise of warrants compared to approximately $.9 million received from the exercise of warrants during the first three months of 2013 and approximately $.4 million received from the exercise of stock options compared to $0.2 million received from the exercise of stock options during the first three months of 2013.
Due to the material amount of non-cash related items included in the Company results of operations, the Company has developed an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Adjusted EBITDA for the first quarter of 2014 was approximately $2.0 million which is an improvement of approximately $.9 million as compared to the prior year first quarter. This improvement was the result of a lower net loss for the period and higher share - based compensation expenses in 2014.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP. The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
Net Loss (Per GAAP)	$(922,072)	$(1,620,408)

Add back:
Income Taxes	10,033	50,275
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	1,328,439
Other Interest Expense, net	21,024	14,804
Depreciation Expense	263,131	98,751
Amortization Expense	231,331	262,596
Share - Based Compensation	2,372,364	984,792
Income (Loss) Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$1,975,811	$1,119,249

Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company's accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  During the quarter, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Item 1 Financial Statements – Note 2.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Company management, including its Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's controls and procedures were effective as of the end of the period covered by this report.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosures.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls
The Company has confidence in its internal controls and procedures. Nevertheless, management, including the Company's Chief Executive Officer and Principal Financial Officer, does not expect that the Company's disclosure procedures and controls or its internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Following the publication of an Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The plaintiff filed a Reply Memorandum of Law in opposition to the Company’s Motion to Dismiss on March 28, 2014. On April 14, 2014, the Company filed a Reply Memorandum of Law in further support of its Motion to Dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its financial position or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2014, the Company issued 1,017,000 shares of common stock and received cash proceeds of approximately $775,000 or $.76 per share, for the exercise of warrants. Of this amount, 975,000 warrants were exercised at an exercise price of $.73 per share by entities as to which the Company's Chairman and Chief Executive Officer is deemed a beneficial owner.
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

May 12, 2014
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer