Form 10-Q
period 2014-06-30
MIMEDX GROUP, INC.
filed 2014-08-11
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes ☐ No ☒

As of July 15, 2014, there were 105,728,737 shares outstanding of the registrant’s common stock.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,245,237	$44,077,751
Accounts receivable, net	20,499,578	16,092,836
Inventory, net	4,229,291	3,880,776
Prepaid expenses and other current assets	2,325,535	1,337,408
Total current assets	66,299,641	65,388,771
Property and equipment, net of accumulated depreciation	4,680,476	4,086,106
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization	11,004,073	11,178,573
Total assets	$86,024,633	$84,693,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,445,627	$2,490,531
Accrued compensation	6,154,401	5,588,811
Accrued expenses	1,137,508	1,405,974
Other current liabilities	175,247	122,551
Total current liabilities	9,912,783	9,607,867
Other liabilities	1,623,171	1,517,956
Total liabilities	11,535,954	11,125,823
Commitments and contingencies (Note 12)	—	—
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 106,164,603 issued and 105,330,403 outstanding as of June 30, 2014 and 104,425,614 issued and 104,375,614 outstanding as of December 31,2013	106,165	104,426
Additional paid-in capital	154,078,653	147,284,219
Treasury stock (834,200 shares as of June 30, 2014 and 50,000 shares as of December 31,2013 at cost)	(4,588,333)	(25,000)
Accumulated deficit	(75,107,806)	(73,795,575)
Total stockholders' equity	74,488,679	73,568,070
Total liabilities and stockholders' equity	$86,024,633	$84,693,893
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$25,573,198	$13,514,743	$45,132,386	$25,071,235
Cost of sales	2,739,967	2,198,482	5,717,243	4,103,502
Gross margin	22,833,231	11,316,261	39,415,143	20,967,733

Operating expenses:
Research and development expenses	1,799,803	924,468	3,189,846	2,171,222
Selling, general and administrative expenses	21,193,232	10,868,372	37,044,785	19,237,384
Amortization of intangible assets	231,959	267,638	463,290	530,234
Operating income (loss)	(391,763)	(744,217)	(1,282,778)	(971,107)

Other income (expense), net
Amortization of debt discount	—	—	—	(1,328,439)
Interest expense, net	(8,429)	(13,172)	(29,453)	(27,976)

Income (loss) before income tax provision	(400,192)	(757,389)	(1,312,231)	(2,327,522)
Income tax provision	10,033	—	—	(50,275)

Net income (loss)	$(390,159)	$(757,389)	$(1,312,231)	$(2,377,797)

Net income (loss) per common share - basic and diluted	$—	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	105,757,178	95,988,100	105,552,330	94,599,406
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(unaudited)

			Additional Paid-in Capital
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares Issued	Amount		Shares	Amount		Total
Balance December 31, 2013	104,425,614	$104,426	$147,284,219	50,000	$(25,000)	$(73,795,575)	$73,568,070
Share-based compensation expense	—	—	5,138,716	—	—	—	5,138,716
Exercise of stock options	613,659	614	882,093	—	—	—	882,707
Exercise of warrants	1,017,000	1,017	773,733	—	—	—	774,750
Issuance of restricted stock	108,330	108	(108)	—	—	—	—
Stock repurchase	—	—	—	784,200	(4,563,333)	—	(4,563,333)
Net income (loss )	—	—	—	—	—	(1,312,231)	(1,312,231)
Balance June 30, 2014	106,164,603	$106,165	$154,078,653	834,200	$(4,588,333)	$(75,107,806)	$74,488,679
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,312,231)	$(2,377,797)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	550,981	237,934
Amortization of intangible assets	463,290	530,234
Amortization of debt discount and deferred financing costs	—	1,328,439
Share-based compensation	5,138,716	2,487,239
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,406,742)	(4,108,313)
Inventory	(348,515)	(1,197,500)
Prepaid expenses and other current assets	(988,127)	(721,223)
Other assets	—	70,000
Accounts payable	(44,904)	586,027
Accrued compensation	565,590	221,472
Accrued expenses	(268,466)	85,219
Accrued interest	—	(41,641)
Other liabilities	218,657	46,362
Net cash flows from operating activities	(431,751)	(2,853,548)

Cash flows from investing activities:
Purchases of equipment	(1,145,351)	(1,052,930)
Patent application costs	(288,790)	(342,695)
Net cash flows from investing activities	(1,434,141)	(1,395,625)

Cash flows from financing activities:
Proceeds from exercise of warrants	774,750	1,167,624
Proceeds from exercise of stock options	882,707	542,841
Stock repurchase	(4,563,333)	—
Principal payments of equipment leases	(60,746)	(22,194)
Net cash flows from financing activities	(2,966,622)	1,688,271

Net change in cash	(4,832,514)	(2,560,902)

Cash and cash equivalents, beginning of period	44,077,751	6,754,485
Cash and cash equivalents, end of period	$39,245,237	$4,193,583
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2014.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The Company's biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, and device technology, CollaFix™.

2.	Significant Accounting Policies
Please see Note 2 to the Company's Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, for a description of all significant accounting policies.
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
Inventories
Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. The Company assesses the valuation of its inventory on a periodic basis and makes adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company's excess inventory charge. The Company's excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with operations to maximize recovery of excess inventory.
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

Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $289,000 of patent costs during the first six months of 2014. The Company capitalized approximately $343,000 of patent costs during the first six months of 2013.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued effective and not yet effective. In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements. All other ASUs issued effective and not yet effective for the six months ended June 30, 2014, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of June 30, 2014, the Company had approximately $39,245,000 of cash and cash equivalents.  The Company reported total current assets of approximately $66,300,000 and current liabilities of approximately $9,913,000 as of June 30, 2014.  The Company believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Inventories
Inventories consisted of the following items as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials	$257,527	$202,414
Work in process	2,955,033	2,951,704
Finished goods	1,369,124	1,048,886
	4,581,684	4,203,004
Reserve for obsolescence	(352,393)	(322,228)
Inventory, net	$4,229,291	$3,880,776

5.	Property and Equipment
Property and equipment consist of the following as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
Leasehold improvements	$2,427,502	$2,319,928
Lab and clean room equipment	2,729,522	2,025,263
Furniture and office equipment	1,793,194	1,240,466
Construction in progress	583,109	802,319
	7,533,327	6,387,976
Less accumulated depreciation	(2,852,851)	(2,301,870)
	$4,680,476	$4,086,106

Included in property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability is included in other liabilities in the accompanying condensed consolidated balance sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's new facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the six months ended June 30, 2014 and 2013 was approximately $551,000 and $238,000, respectively and $288,000 and $139,000 for the three months ended June 30, 2014 and 2013, respectively.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows:

	Weighted Average Amortization Lives	June 30, 2014 Cost	December 31, 2013 Cost
Licenses (a) (b)	10 years	$1,009,000	$1,009,000
Patents & Know How (b)	14 years	7,860,791	7,798,910
Customer & Supplier Relationships (b)	14 years	3,761,000	3,761,000
Tradenames & Trademarks (b)	indefinite	1,008,000	1,008,000
In Process Research & Development (b)	indefinite	25,000	25,000
Patents in Process (c)	indefinite	806,896	579,987
Total		14,470,687	14,181,897
Less Accumulated amortization		(3,466,614)	(3,003,324)
Net		$11,004,073	$11,178,573

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of June 30, 2014, this license had a remaining net book value of approximately $259,000

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the six months ended June 30, 2014 an additional $61,881 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the six months ended June 30, 2014 and 2013 was approximately $463,000, and $530,000, respectively, and $232,000 and $268,000 for the three months ended June 30, 2014 and 2013, respectively.
Expected future amortization of intangible assets as of June 30, 2014, is as follows:

Year ending December 31,	Estimated Amortization Expense
2014 (a)	$463,901
2015	927,575
2016	927,575
2017	837,942
2018	827,975
Thereafter	6,011,105
$9,996,073
(a) Estimated amortization expense for the year ending December 31, 2014 includes only amortization to be recorded after June 30, 2014.

7.	Line of Credit

On May 1, 2014, the Company's $3,000,000 revolving line of credit with Bank of America expired and the Company chose not to renew. There were no borrowings outstanding at any time under this facility.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30
	2014	2013	2014	2013
Net income (loss)	$(390,159)	$(757,389)	$(1,312,231)	$(2,377,797)
Denominator for basic earnings per share - weighted average shares	105,757,178	95,988,100	105,552,330	94,599,406
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	—	—	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	105,757,178	95,988,100	105,552,330	94,599,406
Income (loss) per common share - basic and diluted	$—	$(0.01)	$(0.01)	$(0.03)

(a) Securities outstanding that were excluded from the computation, prior to the use of the treasury stock method, because they would have been anti-dilutive are as follows:

	Six months ended June 30,
	2014	2013
Outstanding Stock Options	17,032,203	15,917,272
Outstanding Warrants	267,816	2,132,002
Restricted Stock Awards	958,084	282,500
	18,258,103	18,331,774

9.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at June 30, 2014, totaled 375,000.  On February 25, 2014, the Board of Directors approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock that can be issued under the 2006 Plan to 26,500,000 at June 30, 2014, subject to the ratification and approval of the 2006 Plan at the Company's 2014 Annual Meeting of Shareholders.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	15,375,960	$2.46
Granted	2,475,069	7.09
Exercised	(613,659)	1.44
Unvested options forfeited	(190,001)	3.61
Vested options expired	(15,166)	1.28
Outstanding at June 30, 2014	17,032,203	3.15	7.6	$67,561,731
Vested at June 30, 2014	8,960,380	1.74	6.7	47,919,278
Vested or expected to vest at June 30, 2014 (a)	16,671,617	$3.10	7.6	$67,059,685

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the six months ended June 30, 2014, was approximately $3,303,706.

Following is a summary of stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	1,066,435	4.0	$0.67	1,066,435	$0.67
$0.87 - $1.35	6,242,178	7.2	1.20	4,946,983	1.19
$1.40 - $2.29	1,558,368	5.6	1.64	1,393,366	1.65
$2.35 - $3.75	1,878,152	8.2	2.77	555,132	2.79
$3.95 - $5.99	3,471,401	8.9	5.14	899,135	4.99
$6.02 - $8.34	2,815,669	9.1	7.09	99,329	6.60
	17,032,203	7.6	$3.15	8,960,380	$1.74

Total unrecognized compensation expense related to granted stock options at June 30, 2014, was approximately $17,138,013 and is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options.  The term of employee options granted is derived using the “simplified method,” which computes expected term as the average of the sum of the vesting term plus the contract term.  The term for non-employee options is generally based upon the contractual term of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

Six Months Ended June 30,
	2014	2013
Expected volatility	63.8 - 64.5%	62.15-64.27%
Expected life (in years)	5.0 - 6.0	5.5 - 6
Expected dividend yield	—	—
Risk-free interest rate	1.69% - 1.96%	0.85-1.13%
The weighted-average grant date fair value for options granted during the six months ended June 30, 2014, was approximately $4.12.

Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	576,550	$5.53
Granted	489,864	7.16
Vested	(108,330)	5.42
Forfeited	—	—
Unvested at June 30, 2014	958,084	$6.37

As of June 30, 2014, there was approximately $4,907,735 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.

For the three and six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$74,750	$72,669	$172,265	$122,831
Research and development	162,965	122,789	322,651	198,767
Selling, general and administrative	2,528,637	1,306,989	4,643,800	2,165,641
	$2,766,352	$1,502,447	$5,138,716	$2,487,239

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

Following is a summary of the warrant activity for the six months ended June 30, 2014:

	Number of Warrants	Weighted-Average Exercise Price per warrant
Warrants outstanding at January 1, 2014	1,284,816	$0.90
Warrants exercised	(1,017,000)	0.76
Warrants outstanding at June 30, 2014	267,816	$1.44

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
All of the Company's warrants are classified as equity as of June 30, 2014, and December 31, 2013 and expire at various times through the end of 2016.

10.	Income taxes

The effective tax rates for continuing operations of (0.0%) and (2.2%), respectively, for the six months ended June 30, 2014 and June 30, 2013 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against the Company's U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2014 does not include the benefit of the current period U.S. tax loss. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of June 30, 2014.

11.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$29,287	$17,662
Prepaid income taxes	80,642	50,275
Purchases of equipment financed through capital leases	—	107,259
Deferred financing costs	—	27,236
Stock issuance in connection with Earn-Out Liability of 1,174,915 shares	—	5,792,330
Stock issuance of 5,272,004 shares in exchange for convertible debt	—	5,272,004
Tenant improvement incentive	—	996,866

12.	Contractual Commitments and Contingencies

Contractual Commitments
In addition to the Capital Leases noted above in Note 5, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next six years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments to various charitable organizations that continue over the next twelve months. The estimated annual lease payments and charitable organization commitments are as follows:

12-month period ended June 30
2015	$1,534,225
2016	1,469,720
2017	1,512,893
2018	1,491,300
2019	837,069
$6,845,207
Rent expense for the six months ended June 30, 2014 and 2013 was approximately $564,000 and $398,000, respectively and was $282,000 and $285,000 for the three months ended June 30, 2014 and 2013, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the leases for the Company's facilities, the Company is obligated under standby letters of credit in the amount of approximately $525,000. These obligations are reduced at various times over the lives of the leases.

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
After a series of correspondence and conference calls and a meeting with FDA representatives, in December 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” For this reason, the Agency continues to believe that the micronized products are more than minimally manipulated and the products therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company responded to the FDA that while it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company has proposed to the FDA that it will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. Since December 2013, the Company met and had several other interactions with the FDA to discuss its first proposed Biologics License Application and in preparation for its first IND in support of that application. The Company filed its initial IND application with the FDA on July 22, 2014. The IND submission is the Company's initial submission for certain indications for use of its micronized allografts towards targeted BLAs, which the Company expects to submit at a future date.  The Company also requested a transition agreement to allow it continue to market its product for certain specified uses. There is no guarantee that the FDA will agree to a transition plan or allow the Company to continue to market its micronized products while the Company pursues one or more BLAs. If they do allow the Company to continue to market its micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the Company will be required to recall its micronized products. Revenues from micronized products make up about 15% of projected revenues in 2014.

Following the publication of the Untitled Letter from the FDA regarding the Company’s injectable products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of the Company's executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The plaintiff filed a Reply Memorandum of Law in opposition to the Company’s Motion to Dismiss on March 28, 2014. On April 14, 2014, the Company filed a Reply Memorandum of Law in further support of its Motion to Dismiss. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.

13.	Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Six Months Ended June 30, 2014 and 2013

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended June 30, 2014
Allowance for doubtful accounts	$526,000	$160,000	$(8,000)	$678,000
Allowance for product returns	305,000	412,000	(447,000)	270,000
Allowance for obsolescence	323,000	43,000	(14,000)	352,000

For the three months ended June 30, 2013
Allowance for doubtful accounts	76,000	27,000	(59,000)	44,000
Allowance for product returns	112,000	281,000	(231,000)	162,000
Allowance for obsolescence	184,000	58,000	—	242,000

For the six months ended June 30, 2014
Allowance for doubtful accounts	407,000	285,000	(14,000)	678,000
Allowance for product returns	215,000	613,000	(558,000)	270,000
Allowance for obsolescence	322,000	67,000	(37,000)	352,000

For the six months ended June 30, 2013
Allowance for doubtful accounts	49,000	27,000	(32,000)	44,000
Allowance for product returns	88,000	471,000	(397,000)	162,000
Allowance for obsolescence	159,000	83,000	—	242,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind the Company's mission to give physicians products and tissues to help the body heal itself. The Company's biomaterial platform technologies include its tissue technologies, AmnioFix® and EpiFix®. The Company's tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through MiMedx's donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. MiMedx processes the human amniotic membrane utilizing its proprietary Purion® Process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over 250,000 allografts for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.

FDA Untitled Letter
As described in detail in Item 1 Financial Statements- Note 12, on August 28, 2013 the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. While the Company responded that it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company has proposed to the FDA that it will pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions. Since December 2013, the Company met and had several other interactions with the FDA to discuss its first proposed Biologics License Application and in preparation for its first IND in support of that application. The Company filed its initial IND application with the FDA on July 22, 2014. The IND submission is the Company's initial submission for certain indications for use of its micronized allografts towards targeted BLAs, which the Company expects to submit at a future date.  The Company also requested a transition agreement to allow it continue to market its product for certain specified uses. There is no guarantee that the FDA will agree to a transition plan or allow the Company to continue to market its micronized products while the Company pursues one or more BLAs. If they do allow the Company to continue to market its micronized products, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the Company will be required to recall its micronized products. Revenues from micronized products make up about 15% of projected revenues in 2014.
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

Results of Operations Comparison for the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Revenue
Total revenue increased approximately $12.1 million, or 89%, to $25.6 million for the three months ended June 30, 2014, as compared to $13.5 million for the three months ended June 30, 2013. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 10.7% from 16.3% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.9 million, or 94.7% to $1.8 million during the three months ended June 30, 2014, compared to approximately $0.9 million in the prior year. The increase is primarily related to increased investments in clinical trials and personnel costs.

Research and development expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended June 30, 2014, increased approximately $10.3 million to $21.2 million compared to $10.9 million for the three months ended June 30, 2013. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, and increased commissions due to higher sales volume. Additional spending increases included spending on support costs related to medical reimbursement, including the Company's reimbursement hotline; information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
The Company recorded net interest expense of approximately $8,000 during the three months ended June 30, 2014, compared with approximately $13,000 of financing and net interest expense during the three months ended June 30, 2013.  The following table summarizes the interest charges for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
	2014			2013
	Debt Discount	Interest Expense	Total	Debt Discount	Interest Expense	Total
Other	—	8,429	8,429	—	13,172	13,172
	$—	$8,429	$8,429	$—	$13,172	$13,172

Results of Operations Comparison for the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Revenue
Total revenue increased approximately $20.0 million, or 80.0%, to $45.1 million for the six months ended June 30, 2014, as compared to $25.1 million for the six months ended June 30, 2013. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 12.7% from 16.4% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $1.0 million or 46.9% to $3.2 million during the six months ended June 30, 2014, compared to approximately $2.2 million in the prior year. The increase is primarily related to increased investments in clinical trials, and personnel costs.

Research and development expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2014, increased approximately $17.8 million to $37.0 million compared to $19.2 million for the six months ended June 30, 2013. Selling expense increases were driven by costs associated with building a direct sales organization, and increased commissions due to higher sales volume. Additional spending increases included spending on support costs related to medical reimbursement, including the Company's reimbursement hotline; information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
The Company recorded net interest expense of approximately $29,000 during the six months ended June 30, 2014, compared with approximately $1,356,000 of financing and net interest expense during the six months ended June 30, 2013.  The decrease of approximately $1,327,000 is primarily due to the conversion and payoff of the Company's Convertible Senior secured promissory notes in early 2013.  The following table summarizes the interest charges for the six months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014			2013
	Debt Discount	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible Senior secured promissory notes	—	—	—	1,328,439	11,571	—	1,340,010
Other	—	29,453	29,453	—		16,405	16,405
	$—	$29,453	$29,453	$1,328,439	$11,571	$16,405	$1,356,415

Liquidity and Capital Resources
Revenue continues to increase quarter - over - quarter while management strives to maintain tight controls over spending. As of June 30, 2014, the Company had approximately $39.2 million of cash and cash equivalents. The Company reported total current assets of approximately $66.3 million and total current liabilities of approximately $9.9 million at June 30, 2014, which represents a current ratio of 6.7 as of June 30, 2014. Management believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year. As of May 1, 2014, the Company's previously existing line of credit expired and the Company elected not to renew. There were no borrowings outstanding under the line at any time during its term.

On May 12, 2014, MiMedx Group, Inc. (the “Company”) announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock from time to time, through December 31, 2014. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. From the date of its initial authorization through June 30, 2014, the Company has repurchased approximately 784,000 shares under this authorization with an approximate cost of $4,540,000 excluding broker commissions.

Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2014:

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years
Capital lease obligations	$305,481	$113,505	$177,148	$14,828
Operating lease obligations	6,495,207	1,184,225	2,982,613	2,328,369
Charitable contribution obligations	350,000	350,000	—	—
	$7,150,688	$1,647,730	$3,159,761	$2,343,197
Discussion of cash flows

Net cash from operations during the three months ended June 30, 2014 increased approximately $1.9 million to approximately $1.2 million compared to $.7 million used in operating activities during the three months ended June 30, 2013, primarily due to a decrease in the Net Loss and the increase in adjustments to Net loss for share-based compensation. Net cash used in investing activities during the three months ended June 30, 2014 decreased approximately $.5 million to $.8 million compared to $1.3 million used during the comparative period in 2013, primarily due to decreased purchases of equipment and decreased patent application costs. Net cash used in financing activities of $4.2 million during the three months ended June 30, 2014 increased approximately $4.7 million compared to $.5 million of cash flows received from financing activities for the three months ended June 30, 2013, primarily due to $4.6 million of stock repurchases during the quarter.
Net cash used in operations during the six months ended June 30, 2014, decreased approximately $2.4 million to approximately $0.5 million compared to $2.9 million used in operating activities for the six months ended June 30, 2013, primarily attributable to the decrease in the Net loss and the increase in adjustments to Net loss for share-based compensation of approximately $2.7 million somewhat offset by the decrease in adjustments to net income for the amortization of debt discount and deferred financing costs of approximately $1.3 million.
Net cash used in investing activities during the six months ended June 30, 2014, and 2013 was at $1.4 million. Funds were used to purchase equipment to expand production capacity and capitalize patent application costs.
Net cash used in financing activities during the six months ended June 30, 2014, increased approximately $4.7 million to $3.0 million compared to $1.7 million of cash flows received from financing activities during the six months ended June 30, 2013. Cash flows used in financing activities during the six months include approximately $4.6 million for stock repurchases, offset by $0.8 million from the exercise of warrants and $0.9 million from the exercise of stock options. For the six months ended June 30, 2013, the Company received approximately $1.2 million from the exercise of warrants and approximately $0.5 million from the exercise of stock options.

Due to the material amount of non-cash related items included in the Company results of operations, the Company reports an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Company's Adjusted EBITDA for the three months ended June 30, 2014 was approximately $2.9 million which is an improvement of $1.7 million as compared to the three months ended June 30, 2013. The improvement was the result of a lower net loss for the period and the adjustment for higher share-based compensation. The Company's Adjusted EBITDA for the first six months of 2014 was approximately $4.9 million, which is an improvement of approximately $2.6 million as compared to the prior year first six months This improvement was the result of a lower net loss for the period driven by higher revenue and gross margin and the adjustment for higher share-based compensation.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss (Per GAAP)	$(390,159)	$(757,389)	$(1,312,231)	$(2,377,797)

Add back:
Income Taxes	(10,033)	—	—	50,275
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	—	—	1,328,439
Other Interest Expense, net	8,429	13,172	29,453	27,976
Depreciation Expense	287,850	139,184	550,981	237,934
Amortization Expense	231,959	267,638	463,290	530,234
Share - Based Compensation	2,766,352	1,502,447	5,138,716	2,487,239
Income (Loss) Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$2,894,398	$1,165,052	$4,870,209	$2,284,300

Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company's accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the Austin Division of the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed the Company’s patents through the manufacturing and sale of tissue graft products. On July 10, 2014, the defendants filed and answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. At the same time, they filed a motion to transfer venue from the Austin Division to the San Antonio Division of the Western District of Texas. The Company intends to oppose the motion.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2014, MiMedx Group, Inc. (the “Company”) announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock from time to time, through December 31, 2014. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. Below is a summary of the Company's stock repurchases, before brokerage commissions of approximately $24,000, for the period ended June 30, 2014:

	Total number of shares purchased	Average price paid per share	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount authorized				$10,000,000

May 1, 2014 - May 31, 2014	202,000	$5.37	$1,084,014	$8,915,986

June 1, 2014 - June 30, 2014	582,200	$5.94	$3,455,793	$5,460,193

Item 3. Defaults Upon Senior Securities
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

August 11, 2014
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer