Form 10-Q
period 2014-09-30
MIMEDX GROUP, INC.
filed 2014-11-10
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission file number 001-35887

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
Yes ☐ No ☒

As of October 15, 2014, there were 106,938,400 shares outstanding of the registrant’s common stock.

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
Our actual results may differ materially from those expressed or implied in these forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” below and in our most recent Annual Report on Form 10-K, as well as other reports we file with the SEC.  Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,253,003	$44,077,751
Accounts receivable, net	23,304,472	16,092,836
Inventory, net	4,738,690	3,880,776
Prepaid expenses and other current assets	1,968,290	1,337,408
Total current assets	77,264,455	65,388,771
Property and equipment, net of accumulated depreciation	5,052,209	4,086,106
Goodwill	4,040,443	4,040,443
Intangible assets, net of accumulated amortization	10,960,300	11,178,573
Total assets	$97,317,407	$84,693,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,759,409	$2,490,531
Accrued compensation	9,448,245	5,588,811
Accrued expenses	1,989,997	1,405,974
Other current liabilities	251,578	122,551
Total current liabilities	14,449,229	9,607,867
Other liabilities	1,611,927	1,517,956
Total liabilities	16,061,156	11,125,823
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 107,834,036 issued and 106,889,570 outstanding as of September 30, 2014 and 104,425,614 issued and 104,375,614 outstanding as of December 31, 2013	107,834	104,426
Additional paid-in capital	157,893,595	147,284,219
Treasury stock (944,466 shares as of September 30, 2014 and 50,000 shares as of December 31, 2013 at cost)	(5,337,077)	(25,000)
Accumulated deficit	(71,408,101)	(73,795,575)
Total stockholders' equity	81,256,251	73,568,070
Total liabilities and stockholders' equity	$97,317,407	$84,693,893
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$33,517,762	$16,115,708	$78,650,148	$41,186,943
Cost of sales	3,348,005	2,113,438	9,065,248	6,216,940
Gross margin	30,169,757	14,002,270	69,584,900	34,970,003

Operating expenses:
Research and development expenses	2,014,306	1,287,361	5,204,153	3,458,585
Selling, general and administrative expenses	24,192,479	12,711,225	61,237,264	31,948,607
Amortization of intangible assets	232,079	259,575	695,368	789,809
Operating income (loss)	3,730,893	(255,891)	2,448,115	(1,226,998)

Other income (expense), net
Amortization of debt discount	—	—	—	(1,328,439)
Interest expense, net	(9,126)	(4,527)	(38,579)	(32,503)

Income (loss) before income tax provision	3,721,767	(260,418)	2,409,536	(2,587,940)
Income tax provision	(22,062)	(46,700)	(22,062)	(96,975)

Net income (loss)	$3,699,705	$(307,118)	$2,387,474	$(2,684,915)

Net income (loss) per common share - basic	$0.03	$—	$0.02	$(0.03)

Net income (loss) per common share - diluted	$0.03	$—	$0.02	$(0.03)

Weighted average shares outstanding - basic	105,756,945	96,914,856	105,331,344	95,429,988

Weighted average shares outstanding - diluted	112,814,658	96,914,856	112,525,016	95,429,988
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(unaudited)

			Additional Paid-in Capital
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares Issued	Amount		Shares	Amount		Total
Balance December 31, 2013	104,425,614	$104,426	$147,284,219	50,000	$(25,000)	$(73,795,575)	$73,568,070
Share-based compensation expense	—	—	8,160,678	—	—	—	8,160,678
Exercise of stock options	1,146,987	1,147	1,495,943	—	—	—	1,497,090
Exercise of warrants	1,079,583	1,080	867,545	—	—	—	868,625
Issuance of restricted stock	1,168,694	1,168	(1,168)	—	—	—	—
Shares issued for services performed	13,158	13	86,378	—	—	—	86,391
Stock repurchase	—	—	—	894,466	(5,312,077)	—	(5,312,077)
Net income	—	—	—	—	—	2,387,474	2,387,474
Balance September 30, 2014	107,834,036	$107,834	$157,893,595	944,466	$(5,337,077)	$(71,408,101)	$81,256,251
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,387,474	$(2,684,915)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	864,158	422,524
Amortization of intangible assets	695,368	789,809
Amortization of debt discount and deferred financing costs	—	1,328,439
Share-based compensation	8,160,678	4,155,005
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(7,211,636)	(6,052,963)
Inventory	(857,914)	(1,510,278)
Prepaid expenses and other current assets	(630,882)	(913,644)
Other assets	—	70,000
Accounts payable	355,269	954,094
Accrued compensation	3,859,434	1,807,143
Accrued expenses	584,023	419,462
Accrued interest	—	(41,641)
Other liabilities	311,520	132,302
Net cash flows from operating activities	8,517,492	(1,124,663)

Cash flows from investing activities:
Purchases of equipment	(1,830,261)	(2,008,407)
Patent application costs	(477,095)	(526,566)
Net cash flows from investing activities	(2,307,356)	(2,534,973)

Cash flows from financing activities:
Proceeds from exercise of warrants	868,625	1,480,124
Proceeds from exercise of stock options	1,497,090	1,516,580
Stock repurchase	(5,312,077)	—
Principal payments of equipment leases	(88,522)	(29,797)
Net cash flows from financing activities	(3,034,884)	2,966,907

Net change in cash	3,175,252	(692,729)

Cash and cash equivalents, beginning of period	44,077,751	6,754,485
Cash and cash equivalents, end of period	$47,253,003	$6,061,756
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2013, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014.
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

Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $477,000 of patent costs during the first nine months of 2014. The Company capitalized approximately $527,000 of patent costs during the first nine months of 2013.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued effective and not yet effective. In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements. All other ASUs issued effective and not yet effective for the nine months ended September 30, 2014, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of September 30, 2014, the Company had approximately $47,253,000 of cash and cash equivalents.  The Company reported total current assets of approximately $77,264,000 and current liabilities of approximately $14,449,000 as of September 30, 2014.  The Company believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Inventories
Inventories consisted of the following items as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
Raw materials	$270,191	$202,414
Work in process	3,228,525	2,951,704
Finished goods	1,664,729	1,048,886
	5,163,445	4,203,004
Reserve for obsolescence	(424,755)	(322,228)
Inventory, net	$4,738,690	$3,880,776

5.	Property and Equipment
Property and equipment consist of the following as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
Leasehold improvements	$2,491,731	$2,319,928
Lab and clean room equipment	2,804,547	2,025,263
Furniture and office equipment	2,090,776	1,240,466
Construction in progress	831,183	802,319
	8,218,237	6,387,976
Less accumulated depreciation	(3,166,028)	(2,301,870)
	$5,052,209	$4,086,106
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's new facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the nine months ended September 30, 2014 and 2013, was approximately $864,000 and $423,000, respectively, and $313,000 and $185,000 for the three months ended September 30, 2014 and 2013, respectively.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows:

	Weighted Average Amortization Lives	September 30, 2014 Cost	December 31, 2013 Cost
Licenses (a) (b)	10 years	$1,009,000	$1,009,000
Patents & Know How (b)	14 years	7,888,856	7,798,910
Customer & Supplier Relationships (b)	14 years	3,761,000	3,761,000
Tradenames & Trademarks (b)	indefinite	1,008,000	1,008,000
In Process Research & Development (b)	indefinite	25,000	25,000
Patents in Process (c)	indefinite	967,136	579,987
Total		14,658,992	14,181,897
Less Accumulated amortization		(3,698,692)	(3,003,324)
Net		$10,960,300	$11,178,573

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of September 30, 2014, this license had a remaining net book value of approximately $234,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the nine months ended September 30, 2014 an additional $89,946 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the nine months ended September 30, 2014 and 2013, was approximately $695,000, and $790,000, respectively, and $232,000 and $260,000 for the three months ended September 30, 2014 and 2013, respectively.
Expected future amortization of intangible assets as of September 30, 2014, is as follows:

Year ending December 31,	Estimated Amortization Expense
2014 (a)	$232,306
2015	929,226
2016	929,226
2017	839,593
2018	829,626
Thereafter	6,192,323
$9,952,300
(a) Estimated amortization expense for the year ending December 31, 2014, includes only amortization to be recorded after September 30, 2014.

7.	Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants (see Note 8) using the treasury stock method.  For the three and nine months ended September 30, 2013, diluted net loss per share is the same as basic net loss per share, as the inclusion of equivalent shares from outstanding common stock options, restricted stock, and warrants would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,699,705	$(307,118)	$2,387,474	$(2,684,915)
Denominator for basic earnings per share - weighted average shares	105,756,945	96,914,856	105,331,344	95,429,988
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	7,057,713	—	7,193,672	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,814,658	96,914,856	112,525,016	95,429,988
Income (loss) per common share - basic	$0.03	$—	$0.02	$(0.03)
Income (loss) per common share - diluted	$0.03	$—	$0.02	$(0.03)

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method for the three and nine months ended September 30, 2014, are as follows:

	Three Months	Nine Months
	September 30, 2014
Outstanding Stock Options	6,651,994	6,752,310
Outstanding Warrants	194,002	275,593
Restricted Stock Awards	211,717	165,769
	7,057,713	7,193,672
Securities outstanding for the three and nine months ended September 30, 2013 were excluded from the computation of diluted earnings per share because they would have been anti - dilutive.

8.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at September 30, 2014, totaled 375,000.  On July 28, 2014, the Company's shareholders approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock that can be issued under the 2006 Plan to 26,500,000 at September 30, 2014.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	15,375,960	$2.46
Granted	2,948,969	7.03
Exercised	(1,146,987)	1.31
Unvested options forfeited	(249,670)	4.04
Vested options expired	(84,332)	0.81
Outstanding at September 30, 2014	16,843,940	3.32	7.5	$64,630,326
Vested at September 30, 2014	8,987,368	1.87	6.7	47,252,742
Vested or expected to vest at September 30, 2014 (a)	16,515,621	$3.27	7.5	$64,242,362

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the nine months ended September 30, 2014, was approximately $6,517,614.

Following is a summary of stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	720,364	4.7	$0.72	720,364	$0.72
$0.87 - $1.35	6,102,250	6.9	1.20	4,911,058	1.19
$1.40 - $2.29	1,482,701	5.3	1.64	1,361,032	1.65
$2.33 - $3.75	1,842,320	8.0	2.77	889,298	2.69
$3.95 - $5.99	3,443,402	8.6	5.15	911,797	5.02
$6.02 - $8.34	3,252,903	9.0	7.03	193,819	6.37
	16,843,940	7.5	$3.32	8,987,368	$1.87

Total unrecognized compensation expense related to granted stock options at September 30, 2014, was approximately $16,675,914 and is expected to be recognized over a weighted-average period of 2.0 years.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	63.6- 64.5%	61.41 - 64.56%
Expected life (in years)	5.0 - 6.0	6.0
Expected dividend yield	—	—
Risk-free interest rate	1.69% - 1.96%	0.85% -1.88%
The weighted-average grant date fair value for options granted during the nine months ended September 30, 2014, was approximately $4.09.

Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	576,550	$5.53
Granted	592,864	7.05
Vested	(154,758)	5.72
Forfeited	(720)	7.24
Unvested at September 30, 2014	1,013,936	$6.40

As of September 30, 2014, there was approximately $4,983,312 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years. All shares noted above as unvested are considered issued and outstanding at September 30, 2014.
Additionally, during the nine months ended September 30, 2014, 5,611 shares of common stock valued at approximately $39,000 were issued under the 2006 Plan to a consultant in return for services performed.
For the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$70,424	$75,287	$242,689	$198,119
Research and development	170,426	110,694	493,078	309,461
Selling, general and administrative	2,781,112	1,481,785	7,424,911	3,647,425
	$3,021,962	$1,667,766	$8,160,678	$4,155,005

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

Following is a summary of the warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Weighted-Average Exercise Price per warrant
Warrants outstanding at January 1, 2014	1,284,816	$0.90
Warrants exercised	(1,079,583)	0.80
Warrants outstanding at September 30, 2014	205,233	$1.42

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
All of the Company's warrants are classified as equity as of September 30, 2014, and December 31, 2013 and expire at various times through the end of 2016.

9.	Income taxes

The effective tax rates for continuing operations of 0.92% and (3.75%), respectively, for the nine months ended September 30, 2014 and September 30, 2013, were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against the Company's U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2014, does not include the benefit of the current period U.S. tax loss. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of September 30, 2014. As a result, income tax expense for the nine months ended September 30, 2014, is primarily due to income tax expense in certain state jurisdictions.

10.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$38,347	$22,971
Prepaid income taxes	80,953	96,967
Purchases of equipment financed through capital leases	—	107,259
Stock issuance of 13,158 shares in exchange for services performed	86,391	—
Stock issuance of 5,272,004 shares in exchange for convertible debt	—	5,272,004
Tenant improvement incentive	—	996,866

11.	Contractual Commitments and Contingencies

Contractual Commitments
In addition to the Capital Leases noted above in Note 5, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next five years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments for meeting space and to various charitable organizations. The estimated annual lease payments, meeting space and charitable organization commitments are as follows:

12-month period ended September 30
2015	$1,879,579
2016	1,863,354
2017	1,523,923
2018	1,463,054
2019	478,325
$7,208,235
Rent expense for the nine months ended September 30, 2014 and 2013, was approximately $847,000 and $762,000, respectively, and was $282,000 and $364,000 for the three months ended September 30, 2014 and 2013, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the leases for the Company's facilities, the Company is obligated under standby letters of credit in the amount of approximately $500,000. These obligations are reduced at various times over the lives of the leases.

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
In December 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” The Company responded to the FDA that while it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it would pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions.
On July 22, 2014, the Company filed its first IND application with the FDA. The application was allowed, paving the way for a Phase IIb clinical trial of its micronized product for a specified indication of use in anticipation of a BLA, which the Company expects to submit at a future date.  The clinical trial is expected to enroll approximately 150 patients in 10 - 20 clinical sites in the U.S. The Company anticipates initiating the trial in the first half of 2015.
The Company also requested a transition agreement to allow it to continue to market its current micronized products for certain specified uses while pursuing one or more BLAs. The Agency continues to assert that the current form of the Company’s micronized products are more than minimally manipulated and therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company has asked the FDA to consider alternative formulations of the Company’s particulate products and is awaiting a response. The Company also has conducted tests and has engaged independent laboratories to conduct tests that confirm that tensile strength and elasticity are not diminished by the Company’s micronization process.
If the FDA does allow the Company to continue to market a particulate form of its sheet allografts, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a particulate product without a biologics license and could even require us to recall our current products. Revenues from micronized products make up about 15% of projected revenues in 2014.
Following the publication of the Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The Court subsequently denied the Company’s Motion to Dismiss.  On September 8, 2014, the Company filed a Motion for Reconsideration, which is currently pending. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.

12.	Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Nine Months Ended September 30, 2014 and 2013

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the Quarter ended September 30, 2014
Allowance for doubtful accounts	$678,000	$523,000	$—	$1,201,000
Allowance for product returns	270,000	806,000	(399,000)	677,000
Allowance for obsolescence	352,000	76,000	(3,000)	425,000

For the Quarter ended September 30, 2013
Allowance for doubtful accounts	44,000	73,000	(2,000)	115,000
Allowance for product returns	162,000	178,000	(153,000)	187,000
Allowance for obsolescence	242,000	131,000	—	373,000

For the nine months ended September 30, 2014
Allowance for doubtful accounts	407,000	808,000	(14,000)	1,201,000
Allowance for product returns	215,000	1,419,000	(957,000)	677,000
Allowance for obsolescence	322,000	140,000	(37,000)	425,000

For the nine months ended September 30, 2013
Allowance for doubtful accounts	49,000	99,000	(33,000)	115,000
Allowance for product returns	88,000	648,000	(549,000)	187,000
Allowance for obsolescence	159,000	214,000	—	373,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind the Company's mission to give physicians products and tissues to help the body heal itself. The Company's biomaterial platform technologies include its tissue technologies, AmnioFix® and EpiFix®. The Company's tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through MiMedx's donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. MiMedx processes the human amniotic membrane utilizing its proprietary Purion® Process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over 300,000 allografts for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.

Recent Events
On September 5, 2014, the Company entered into distribution agreement with Zimmer, Inc. to provide the Company's tissue based products for musculoskeletal applications. The initial term of the agreement is three years.

FDA Untitled Letter
As described in detail in Item 1 Financial Statements- Note 11, on August 28, 2013, the FDA issued an Untitled Letter alleging that the Company’s micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market the micronized products. The Company responded to the FDA that while it does not agree with the Agency’s position, it understands the Agency’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it would pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions.
On July 22, 2014, the Company filed its first IND application with the FDA. The application was allowed, paving the way for a Phase IIb clinical trial of its micronized product for a specified indication of use in anticipation of a BLA, which the Company expects to submit at a future date.  The clinical trial is expected to enroll approximately 150 patients in 10 - 20 clinical sites in the U.S. The Company anticipates initiating the trial in the first half of 2015.
The Company also requested a transition agreement to allow it to continue to market its current micronized products for certain specified uses while pursuing one or more BLAs. The Agency continues to assert that the current form of the Company’s micronized products are more than minimally manipulated and therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company has asked the FDA to consider alternative formulations of the Company’s particulate products and is awaiting a response. The Company also has conducted tests and has engaged independent laboratories to conduct tests that confirm that tensile strength and elasticity are not diminished by the Company’s micronization process.
If the FDA does allow the Company to continue to market a particulate form of its sheet allografts, they may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a particulate product without a biologics license and could even require us to recall our current products. Revenues from micronized products make up about 15% of projected revenues in 2014.

Results of Operations Comparison for the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013
Revenue
Total revenue increased approximately $17.4 million, or 108%, to $33.5 million for the three months ended September 30, 2014, as compared to $16.1 million for the three months ended September 30, 2013. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 10.0% from 13.1% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.7 million, or 56.5% , to $2.0 million during the three months ended September 30, 2014, compared to approximately $1.3 million in the prior year. The increase is primarily related to increased investments in clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended September 30, 2014, increased approximately $11.5 million to $24.2 million compared to $12.7 million for the three months ended September 30, 2013. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation. Additional spending increases included support costs related to medical reimbursement, including the Company's reimbursement hotline, information technology infrastructure to help manage the growth of the business, and increased share-based compensation expense. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
The Company recorded net interest expense of approximately $9,000 during the three months ended September 30, 2014, compared with approximately $5,000 of financing and net interest expense during the three months ended September 30, 2013.

Results of Operations Comparison for the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Revenue
Total revenue increased approximately $37.5 million, or 91.0%, to $78.7 million for the nine months ended September 30, 2014, as compared to $41.2 million for the nine months ended September 30, 2013. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 11.5% from 15.1% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's R&D expenses increased approximately $1.7 million or 50.5% to $5.2 million during the nine months ended September 30, 2014, compared to approximately $3.5 million in the prior year. The increase is primarily related to increased investments in clinical trials, and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the nine months ended September 30, 2014, increased approximately $29.3 million to $61.2 million compared to $31.9 million for the nine months ended September 30, 2013. Selling expense increases were driven by costs associated with building a direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation. Additional spending increases included support costs related to medical reimbursement, including the Company's reimbursement hotline, information technology infrastructure to help manage the growth of the business, and increased share-based compensation expense. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Net Interest Expense
The Company recorded net interest expense of approximately $39,000 during the nine months ended September 30, 2014, compared with approximately $1,361,000 of financing and net interest expense during the nine months ended September 30, 2013.  The decrease of approximately $1,322,000 is primarily due to the conversion and payoff of the Company's Convertible Senior secured promissory notes in early 2013.  The following table summarizes the interest charges for the nine months ended September 30, 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014			2013
	Debt Discount	Interest Expense	Total	Debt Discount	Accrued Interest	Interest Expense	Total
Convertible Senior secured promissory notes	$—	$—	$—	$1,328,439	$11,571	$—	$1,340,010
Other	—	38,579	38,579	—	—	20,932	20,932
	$—	$38,579	$38,579	$1,328,439	$11,571	$20,932	$1,360,942

Liquidity and Capital Resources
Revenue continues to increase quarter - over - quarter while management strives to maintain tight controls over spending. As of September 30, 2014, the Company had approximately $47.3 million of cash and cash equivalents. The Company reported total current assets of approximately $77.3 million and total current liabilities of approximately $14.4 million at September 30, 2014, which represents a current ratio of 5.4 as of September 30, 2014. Management believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock from time to time, through December 31, 2014. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. From the date of its initial authorization through September 30, 2014, the Company has repurchased approximately 894,000 shares under this authorization with an approximate cost of $5,285,000 excluding broker commissions.

Contingencies
See Part II, Item 1. Legal Proceedings herein.

Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2014:

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years
Capital lease obligations	$277,705	$115,088	$154,014	$8,603
Operating lease obligations	6,295,987	1,350,346	3,004,263	1,941,378
Charitable contribution obligations	300,000	300,000	—	—
Meeting space commitments	612,248	229,233	383,015	—
	$7,485,940	$1,994,667	$3,541,292	$1,949,981
Discussion of cash flows

Net cash from operations during the three months ended September 30, 2014 increased approximately $7.2 million to approximately $8.9 million compared to $1.7 million generated from operating activities during the three months ended September 30, 2013, primarily due to an increase in Net income and the increase in adjustments to Net income for share-based compensation. Net cash used in investing activities during the three months ended September 30, 2014, decreased approximately $0.2 million to $0.9 million compared to $1.1 million used during the comparative period in 2013, primarily due to decreased purchases of equipment. Net cash used in financing activities was $0.1 million during the three months ended September 30, 2014, compared to approximately $1.3 million of cash flows received from financing activities for the three months ended September 30, 2013, primarily due to $0.7 million of stock repurchases during the quarter and fewer exercises of warrants and stock options.
Net cash from operations during the nine months ended September 30, 2014, increased approximately $9.6 million to approximately $8.5 million compared to $1.1 million used in operating activities for the nine months ended September 30, 2013, primarily attributable to the generation of net income compared to a net loss for the previous year and the increase in adjustments to net income for share-based compensation.
Net cash used in investing activities during the nine months ended September 30, 2014, was $2.3 million compared to $2.5 million for 2013. Funds were used to purchase equipment to expand production capacity and capitalize patent application costs.
Net cash used in financing activities during the nine months ended September 30, 2014, increased approximately $6.0 million to $3.0 million compared to $3.0 million of cash flows received from financing activities during the nine months ended September 30, 2013. Cash flows used in financing activities during the nine months include approximately $5.3 million for stock repurchases, partially offset by $0.9 million from the exercise of warrants and $1.5 million from the exercise of stock options. For the nine months ended September 30, 2013, the Company received approximately $1.5 million each from the exercise of warrants and from the exercise of stock options.
Due to the material amount of non-cash related items included in the Company results of operations, the Company reports an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Company's Adjusted EBITDA for the three months ended September 30, 2014, was approximately $7.3 million which is an improvement of $5.4 million as compared to the three months ended September 30, 2013. The improvement was primarily the result of the generation of Net income compared to a Net loss for the prior year. The Company's Adjusted EBITDA for the first nine months of 2014 was approximately $12.2 million, which is an improvement of approximately $8.0 million as compared to the comparable period in the prior year. This improvement was also the result of the generation of Net income compared to a Net loss for the prior year and the increase in share-based compensation.

Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to the most closely related financial measure reported under GAAP for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss) (Per GAAP)	$3,699,705	$(307,118)	$2,387,474	$(2,684,915)

Add back:
Income Taxes	22,062	46,700	22,062	96,975
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	—	—	1,328,439
Other Interest Expense, net	9,126	4,527	38,579	32,503
Depreciation Expense	313,177	184,590	864,158	422,524
Amortization Expense	232,078	259,575	695,368	789,809
Share - Based Compensation	3,021,962	1,667,766	8,160,678	4,155,005
Income Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation	$7,298,110	$1,856,040	$12,168,319	$4,140,340

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
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of Company management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's controls and procedures were effective as of the end of the period covered by this report.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Limitations on the Effectiveness of Controls
The Company has confidence in its internal controls and procedures. Nevertheless, management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure procedures and controls or its internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Following the publication of an Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that FDA approval was not required to market its products, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. On February 26, 2014, the Company filed a Motion to Dismiss on various grounds. The Court subsequently denied the Company’s Motion to Dismiss.  On September 8, 2014, the Company filed a Motion for Reconsideration, which is currently pending. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human

Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the Austin Division of the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed the Company’s patents through the manufacturing and sale of tissue graft products. On July 10, 2014, the defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. At the same time, they filed a motion to transfer venue from the Austin Division to the San Antonio Division of the Western District of Texas. The Company has filed a motion in opposition of the transfer. The lawsuits currently are in the discovery and claim construction phases.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2014, MiMedx Group, Inc. (the “Company”) announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock from time to time, through December 31, 2014. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. Below is a summary of the Company's stock repurchases, before brokerage commissions of approximately $3,300, for the quarter ended September 30, 2014:

	Total number of shares purchased	Average price paid per share	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining July 1, 2014				$5,460,193

July 1, 2014 - July 31, 2014	52,000	$6.52	$339,167	$5,121,026

August 1, 2014 - August 31, 2014	2,000	$6.79	$13,578	$5,107,448

September 1, 2014 - September 30, 2014	56,266	$6.98	$392,742	$4,714,706

Total for the quarter	110,266		$745,487

During the three months ended September 30, 2014, the Company issued 7,547 shares of common stock valued at approximately $47,400 to a limited liability company in return for services performed in connection with research and development activities. With respect to this issuance, the Company claims exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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

3.5		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.6		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.1		Assumed 2006 Stock Incentive Plan as Amended and Restated Effective February 25, 2014, (filed as Exhibit 10.2 to the Company's 8-K filed on March 3, 2014, and incorporated by reference herein)
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2014
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)