Form 10-K
period 2014-12-31
MIMEDX GROUP, INC.
filed 2015-03-13
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2014, based upon the last sale price of the shares as reported on the NASDAQ on such date, was approximately $657,000,000.
There were 106,594,879 shares of Common Stock outstanding as of February 13, 2015.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Forward-looking statements include, but are not limited to, the following:

2

•	the advantages of our products;

•	the regulatory pathway for our products;

•	our belief regarding the growth of our direct sales force resulting in increased revenues;

•	expectations regarding government and other third-party reimbursement for our products;

•	our beliefs regarding our relationships with significant distributors;

•	expectations regarding future revenue growth;

•	our ability to procure sufficient quantities of donated placentas for our products and future products;

•	market opportunities for our products and future products;

•	prospects for obtaining additional patents covering our proprietary technology as well as successfully defending our existing patents and prohibiting infringement thereof by third-parties;

•	the outcome of pending litigation and investigations; and

•	our ability to compete effectively.
Actual results and outcomes may differ materially from those expressed or implied in these forward-looking statements.  Factors that may cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors,” below.  Except as expressly required by the federal securities laws, we undertake no obligation to update any such factors, or to publicly announce the results of, or changes to any of the forward-looking statements contained herein to reflect future events, developments, changed circumstances, or for any other reason.
As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Item 1. Business
Overview
MiMedx® is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterial products and bioimplants processed from human amniotic membrane. “Innovations in Regenerative Biomaterials" is the framework behind our mission to provide physicians our products to help the body heal itself. Our biomaterial platform technologies include AmnioFix® and EpiFix®, our tissue technologies processed from human amniotic membrane that is derived from donated placentas. Through our donor program, mothers delivering full-term Cesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary Purion® Process, to produce an easy to use and effective implant, which is referred to throughout this report as an "allograft." MiMedx® is the leading supplier of amniotic tissue, having supplied over 350,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.
Our History
Our current business began on February 8, 2008, when Alynx, Co., our predecessor company, acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company (“MiMedx”), the assets of which included licenses to two development-stage medical device technology platforms- HydroFix® and CollaFix™.  On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed on February 28, 2008, for purposes of the merger.  MiMedx Group, Inc. was the surviving corporation in the merger. In 2010, we commercialized the first medical device product using our HydroFix® technology. In 2011 and 2012, we launched additional versions of our HydroFix® product line.  In January 2011, the Company acquired all of the outstanding equity interests in Surgical Biologics, LLC (“Surgical Biologics”).  The acquisition of Surgical Biologics expanded our business by adding allografts and other products processed from human amniotic membrane to our existing medical device product lines based on our HydroFix® technology.  These tissue-based products represented approximately 99% of our revenues in 2012 and 2013 and 100% of our revenues in 2014. Also in 2013, we changed the name of Surgical Biologics to MiMedx Tissue Services, LLC. Due to the relatively small size of the addressable market for our HydroFix® product line, we decided to discontinue that product line in the fourth quarter of 2013. Although we have yet to commercialize any products using our CollaFix™ technology, we continue to believe that technology presents a significant opportunity in the orthopedic and sports medicine markets.
For financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.
Our Technology and Products
AmnioFix®, EpiFix® and other Tissue -Based Allografts

MiMedx is the leading supplier of allografts processed from amniotic tissue, having supplied over 350,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic, and Dental sectors of healthcare.  Our tissue-based products include our own brands, AmnioFix® and EpiFix®, as well as products that we supply on a private label or “OEM” basis.  We continue to research new opportunities for amniotic tissue, and currently have several additional offerings in various stages of conceptualization and development.

Amniotic membrane is considered immunoprivileged and does not elicit an immune response.  Some dehydrated amniotic membranes include the epithelial cell layer, which studies have shown contributes significant immunosuppressive properties to dehydrated amniotic membrane products.

Natural human amniotic membrane is composed of multiple layers that contain:

•	Structural proteins; including:

◦	Collagen types I, III, IV, V, and VII

◦	Elastin

•	Specialized extracellular matrix proteins; including:

◦	Fibrillin

◦	Fibronectin

◦	Laminins

◦	TIMPs 1,2,4, Tissue Inhibitor of Metalloproteinase 1, 2, 4

•	Over 50 Growth Factors; including but not limited to:

◦	Epidermal Growth Factor (EGF)

◦	Transforming Growth Factor Beta (TGF-B)

◦	Fibroblast Growth Factor (FGF)

◦	Platelet Derived Growth Factors A & B (PDGF A&B)

As discussed below under the subheading of “Tissue Processing and Recovery,” we believe our proprietary technique for processing allografts from amniotic tissue preserves more of the natural characteristics of the tissue than the processes used by our competitors.
Tissue Processing and Recovery
We operate a licensed tissue bank that is registered as a tissue establishment with the United States Food and Drug Administration ("FDA").  We are an accredited member of the American Association of Tissue Banks (“AATB”).  We partner with physicians and hospitals to recover donated placental tissue.  After consent for donation is obtained, donors are screened for eligibility and the donated tissue is tested for safety in compliance with federal regulations and AATB standards on communicable disease transmission.  All donor records and test results are reviewed by our Medical Director prior to the release of the tissue for processing.
Over several years, we have developed a unique and proprietary technique for processing allografts from the donated placental tissue.  Our Purion® Process produces an allograft that is easy to use and effective. This unique processing technique specifically focuses on preserving the tissue’s bioactive growth factor content, and maintaining the structure and collagen matrix of the tissue. The Purion® Process also allows the allograft to be stored at room temperature and have a five-year shelf life.  Additionally, each sheet allograft incorporates specialized visual embossments that assist the health care practitioner with proper allograft placement and orientation.

Our management team is dedicated to providing easy to use, effective allografts that exceed customer expectations.  To better satisfy the requirements and expectations of our customers, we maintain strict control on quality beginning at the time of procurement.  We have developed and implemented a Quality Management System in compliance with both FDA regulations and AATB standards.  Using this Quality Management System, we maintain strict control over each step of the process.
EpiFix®
Our EpiFix® allograft is configured for external use. It is used to enhance healing of wounds, as well as to reduce inflammation and scarring.  EpiFix® and EpiFix® Particulate have been used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds (such as wounds following plastic surgery). We offer EpiFix® in a sheet form as well as a particulate powder form. The powder can be packed into wounds and is particularly useful for tunneling wounds. Some physicians also choose to mix the powder with saline to inject it into the wound bed and wound margins.
AmnioFix®
Our AmnioFix® allografts are configured for internal use.  Currently, our AmnioFix® product line consists of three configurations, AmnioFix®, AmnioFix® Wrap and AmnioFix® Injectable:

•	AmnioFix® is provided in a sheet form. It is used to reduce inflammation, enhance soft tissue healing and to minimize scar tissue formation. It has been used in spine, urology and general surgeries.

•	AmnioFix® Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix® Injectable is supplied in micronized powder form used for injection into soft tissue areas.  AmnioFix® Injectable is used to reduce inflammation while enhancing healing of soft tissue.  AmnioFix® Injectable has been used to treat conditions such as tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis, bursitis, strains and sprains.

Other Tissue Products
Currently, allografts for ophthalmic surgery and dental applications are sold on an OEM basis pursuant to agreements whereby we have granted third parties exclusive licenses to some of our technology for use in those fields in specified markets. As further discussed below, the Company also sells products on a non-exclusive OEM basis to Medtronic for spinal procedures and Zimmer for spine and orthopedic procedures.
Medical Device Technologies- CollaFix™ and HydroFix®
CollaFix™
Our CollaFix™ technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process.  Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into biomechanical constructs intended to treat a number of orthopedic soft-tissue trauma and disease disorders. The technology is licensed from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. pursuant to an exclusive, world-wide license to practice and use the technology and to manufacture, have manufactured, market, offer for sale and sell products incorporating the technology. The license of the technology is perpetual, except that the license terminates on a country-by-country basis as to any patent or portion thereof included in the licensed technology upon the expiration of such patent or portion thereof in the applicable country. We have yet to commericalize any products using our CollaFix™ technology and continue to evaluate how best to exploit this technology. We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
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
Intellectual Property
Our intellectual property includes licensed patents, owned and licensed patent applications and patents pending, proprietary manufacturing processes and trade secrets, and trademarks associated with our technology.  Furthermore, we require employees, consultants and advisors to sign Proprietary Information and Inventions Agreements, as well as Nondisclosure Agreements that assign to us and protect the intellectual property existing and generated from their work or that we may otherwise use or own. We believe that our patents, proprietary manufacturing processes, trade secrets, trademarks, and technology licensing rights provide us with important competitive advantages.
Patents and Patent Applications
Because of the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of this Form 10-K, we own 19 U.S. patents related to our tissue technology and products. Approximately, eighty additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office and with various international patenting agencies.
Worldwide, our CollaFix™ and HydroFix® technologies are protected with 24 and 14 issued patents, respectively. Additionally, in the U.S. and internationally, there are 21 patent applications pending covering our CollaFix™ technology.
In 2014, we initiated two patent infringement lawsuits against competitors we believe to be infringing certain of our patents. In addition to denying the allegations in the respective complaints, the defendants have filed counterclaims seeking declaratory judgments of non-infringement and invalidity. They also have filed requests for inter-partes review by the Patent Trial and Appeal Board seeking to have certain claims in our patents invalidated. See Item 3, Legal Proceedings for more information regarding our ongoing patent infringement lawsuits and related inter partes review proceedings.

See discussion below- “Risk Factors” under the heading “Risks Related to Our Intellectual Property.”

Market Overview

Our primary tissue allografts are comprised of dehydrated human amnion/chorion membrane (dHACM) that is processed using our proprietary Purion® Process. Our tissue-based products provide anti-inflammatory, anti-scarring and, in some cases, barrier properties, as well as enhanced healing at the surgical or wound site.  They can be stored at ambient temperature, with a five-year shelf life and are easy for the healthcare practitioner to handle when treating a patient.
We currently are focused primarily on the U.S. market, but we currently are exploring international expansion opportunities.  In the U.S., the key areas of focus for the products we market currently are chronic and acute wound care and surgical applications (which includes spine and orthopedics), where our products act as a barrier and reduce scar formation.
Acute and Chronic Wounds
As many as 6.5 million patients in the United States have acute or chronic wounds1. Our placental tissue-based allografts help heal acute and chronic wounds. Chronic wounds are defined as wounds that are delayed in closing compared to healing in an otherwise healthy individual.  Some of the most common types of chronic wounds are diabetic foot ulcers, venous leg ulcers, pressure ulcers, arterial ulcers, and surgical wounds that become infected. Acute wounds can be caused by surgical intervention, trauma or burns. For acute wounds, our tissue platforms have the potential to reduce scar tissue formation in a variety of applications, including the estimated 1.6 million patients annually undergoing elective aesthetic plastic surgery2, as well the estimated 1.3 million patients annually undergoing Cesarean section births3, where scarring can limit flexibility, generate post-operative pain and can be unattractive. In both acute and chronic wounds, the physician’s goal during treatment is to heal the wound while allowing the patient to retain natural function in the area of the wound with minimal scarring and infection. If a wound becomes infected, it can lead to a loss of limb or life, and physicians want to close the wound as quickly as possible to minimize this risk. Patients with chronic wounds likely have comorbidities, such as diabetes or poor circulation, that complicate or delay the healing cascade.

According to BioMedGPS, LLC SmartTRAK Business Intelligence, the 2013 U.S. Wound Biologics segment (comprised of skin/dermal substitutes (which includes the Company's allografts), topical delivery/drugs and collagen/active dressings) of the Advanced Wound Care Market reached approximately $800 million and is expected to increase to approximately $1.25 billion in 2018, a compounded annual growth rate of 7.3%.
Our EpiFix® allografts are used for the treatment of all types of chronic and acute, partial and full-thickness wounds.  EpiFix® contains essential wound healing factors, extracellular matrix proteins and inflammatory mediators to help reduce inflammation, enhance healing, and reduce scar tissue formation.  Unlike some competing technologies, the use of EpiFix® is not limited to a specific wound. EpiFix® stores at ambient temperature (-80° to 80°C) for up to five years.  Certain cultured skin substitutes currently on the market require cryogenic freezer storage and expire only six months from time of processing.  Another leading skin substitute is delivered on demand and has strict temperature controls between 20° - 23° Celsius with a ten-day shelf-life.  We believe the complicated logistics associated with the use of those products highlight the distinct advantages of EpiFix®.
In addition, the Company markets multiple sizes of allografts (from 1.5cm2 to 49cm2) which minimizes product waste.  Two former market leading competitor products come in only one size each, 2 inch x 3 inch (38 cm2) and a 75 mm disc (44 cm2).  Since the majority of diabetic foot ulcers are less than 5cm2, using either one of these competitors’ products results in significant waste on average.
Surgical Applications
Our AmnioFix® tissue allografts have shown marked improvements in healing patients undergoing surgical procedures and helping to reduce scar tissue formation in a variety of applications including, but not limited to, plastic surgery, general surgery, gynecological, urology, orthopedics, spine, and sports medicine.
AmnioFix® is used as a barrier membrane in procedures where scar tissue formation may be problematic.  AmnioFix® provides additional benefits, including anti-inflammatory agents and growth factors, that may assist with soft tissue healing. There are approximately 850,000 spinal surgeries per year4 and most of them potentially could use AmnioFix® to reduce scarring and inflammation during the primary procedure, which may reduce time during revisions or follow-up surgeries. A reduction of scar tissue is beneficial if the patient needs to have an additional surgical procedure in the future, as it may facilitate the re-access to the surgical site, as well as help with minimizing scar attachment to the spinal dura in spine surgery.   AmnioFix® Wrap is applied by wrapping target tissues (ligaments, tendons, and or nerves) to create a barrier, which performs two functions: it acts as a neo-sheath to protect the target tissue and provides extracellular matrix proteins, cytokines and chemokines to enhance the wound healing process.
Market overview numbers derived from the following sources:

1.	BioMedGPS SmartTRAK Business Intelligence

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
Marketing and Sales
As of February 2015, our field sales force is comprised of over 180 sales professionals who call on hospitals, wound care clinics, physician offices and federal health care facilities such as Veterans Affairs and Department of Defense Hospitals. The primary focus for our direct sales force is wound care.
We have also augmented our Orthopedic and Spine sales group with a new strategic sales group focused on the Surgical market. The Surgical group will sell direct into urology, abdominal, general surgery and gynecological markets. On the orthopedic side, we have maintained a network of independent sales agents and distributors to sell our spine and orthopedic product lines.
We continue to pursue private label or “OEM” relationships, of which the most notable of these to date, are Medtronic and Zimmer. In September 2013, we entered into a non-exclusive distribution agreement with Medtronic, Inc. and its wholly-

owned subsidiary, SpinalGraft Technologies, LLC (SGT). Under the agreement, MiMedx provides our PURION® Processed grafts to Medtronic to be marketed by SGT under the RDX2® brand name for spinal applications throughout the United States.
In September 2014, we entered into a non-exclusive distribution agreement with Zimmer, Inc to distribute AmnioFix® under their private label brand AmnioRepair®. Under the agreement, Zimmer will market AmnioRepair® for reconstructive, sports medicine, trauma, extremities and spine applications in the US. These partnerships allow us to leverage the sales and distribution resources of significant industry companies. In the ophthalmic and dental markets, our products are still marketed exclusively through licensee companies in each such field.
Reimbursement
In 2014, 34% of our products were purchased for government accounts, which do not depend on reimbursement from third parties.  With the exception of government accounts, most users of our products are doctors, hospitals or ambulatory surgery centers that rely on reimbursement by third-party payers.  Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. In the U.S., such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.  Governmental payment programs have prescribed coverage criteria and reimbursement rates for medical products, services and procedures. Similarly, private third-party payers have their own coverage criteria and often have negotiated payment levels for medical products, services and procedures.  In addition, in the United States, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the products and services that a member will receive.
EpiFix® Sheet Products
Medicare Coverage
By far, the largest third party payer in the United States is the Medicare program, which is a federally-funded program that provides healthcare coverage for senior citizens and the disabled. In addition, while, as discussed above, each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product, private payers often follow the lead of governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful introduction of a new product.
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
The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s sub regulatory coverage and reimbursement determinations. Ultimately, however, each of the MACs determines whether and on what conditions they will provide coverage for the product. Such decisions are based on their assessments of the efficacy and cost effectiveness of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to be able to provide data to the MACs, as well as other payers, in order to demonstrate the efficacy and clinical effectiveness of our EpiFix® sheet products. As of the date of this report, our EpiFix® sheet products are eligible for coverage by all eight of the Medicare intermediaries.
For Medicare reimbursement purposes, our EpiFix® sheet products are classified as “skin substitutes.” In 2013, providers that administered EpiFix® allografts and other skin substitutes were reimbursed for the products based on the size of the graft, computed on a per square centimeter basis. The payment rate was calculated using the manufacturer’s average sales price (“ASP”) information. This payment methodology applied to physician offices, hospital outpatient and ambulatory surgery centers. We and other manufacturers of skin substitutes are required to provide ASP information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. In 2013, the skin substitutes Medicare payment rate, which is established by statute was ASP plus 6%.
Beginning April 1, 2013, through 2014 and continuing in 2015, Medicare payments for all items and services, including EpiFix® sheet products, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240.

Our EpiFix® sheet allografts come in many sizes that are appropriate to the size of the wounds they are used to treat. Some competitive products come in only one size that is, on average, significantly larger than the wounds they are used to treat. The provider has to cut these products to size and the rest of the product is discarded, and, therefore, wasted. Because reimbursement for these products was based on the size of the graft, the Medicare payment for these grafts was costly. In part to combat this wastage, in November 2013, CMS announced a new reimbursement methodology for skin substitutes in the hospital outpatient and ambulatory surgical center setting effective in 2014. Under the new Hospital Outpatient Prospective Payment System (“OPPS”) Final Rule, skin substitutes are no longer reimbursed based on the size of the graft. Rather the new rule "bundles" or packages" the reimbursement for skin care substitutes, including EpiFix®, with the reimbursement for the related medical procedure under a two-tier payment system. Thus, in the OPPS setting providers receive a single payment that covers the application of the product as well as the product itself. In 2014, skin substitutes with an average sales price above the weighted average mean unit cost of $32 per sq. cm. were classified in the high cost group and were reimbursed at a higher packaged rate; those at or below the weighted average per sq. cm. were classified in the low cost group and are reimbursed at a lower packaged rate. In 2015, the weighted average mean unit cost to determine the high and low cost group is $27 per sq. cm. The national average packaged rate was $1,371 in 2014 and will be $1,407 in 2015. All skin substitutes products administered in the OPPS setting are bundled except for those that have been approved by CMS for pass-through status. This "bundled" payment structure only applies to hospital outpatient and ambulatory surgery setting. Physician office payment structure remains the same at ASP plus 6%.
Section 1833(t)(6) of the Social Security Act provides for temporary additional payments or “transitional pass-through payments” for certain “new” drugs, devices and biological agents. Under the statute, transitional pass-through payments can be made for at least 2 years but not more than 3 years.
During the pass-through period, biologicals are eligible for separate payment computed as ASP plus 6%, less an offset(reduction) equal to the portion of the packaged payment determined to be attributed to the cost of the product (as opposed to the related procedure). The offset is designed to ensure that the total payment for the grafts did not exceed ASP plus 6%. In 2014, CMS determined that approximately 56% of the packaged payment is associated with the product and that is the amount reduced from the total product payment. The effect of the offset was that only larger size grafts were eligible for additional payments.

Our EpiFix® sheet allografts were granted pass-through status through the end of 2014, allowing separate reimbursement for EpiFix® sheet allografts administered in hospital outpatient departments and ambulatory surgery centers centers at ASP plus 6%, subject to the reduction described above. The pass-through status for EpiFix® expired in 2014. The Company prepared for this change by offering additional sizes of its grafts at prices below the bundled rate beginning in 2015. The new CMS reimbursement packaged policy does not apply to products applied in physician offices, which will continue to be reimbursed using the ASP plus 6% payment methodology.
As discussed below under the heading "Competition", management believes this new methodology will provide us with opportunities to increase market share.

The methodology under which CMS establishes reimbursement rates is subject to further change.
Private Payers
We continue to devote considerable resources to clinical trials to support coverage and reimbursement of our products and we are aware of an increasing number of private payers that are reimbursing for EpiFix® administered in the physician office or the hospital outpatient and ambulatory surgery center settings.   Even when a payer is convinced of the clinical and cost-effectiveness of our product, coverage and reimbursement varies according to the individual or group plan or policy under which the patient has coverage.  More than 100 health plans currently provide coverage for EpiFix® for the treatment of Diabetic Foot Ulcers (DFU) and Venus Leg Ulcer (VLU) wounds.  We have established and continue to grow a reimbursement support group to educate and assist providers and patients with regard to reimbursement for our products.
Hospital Use
EpiFix® products administered in the hospital setting generally are bundled as part of the hospital’s bill for a diagnosis-related group (DRG).  In these cases, we also must convince the hospital that the product is both efficacious and cost-effective.

AmnioFix® Sheet Products
Our AmnioFix® surgical products generally are bundled as part of a hospital’s bill for a DRG.  As noted above with respect to EpiFix®, the ability to sell products to the hospital market is dependent upon demonstrating to the hospital that the product is both efficacious and cost-effective.
EpiFix® and AmnioFix® Micronized Products
Currently, our micronized products are available for coverage by only a limited number of commercial and state Medicaid plans.
See discussion below- “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”
Customer Concentration
In 2014, we provided products to Government accounts, including the Department of Veteran's Affairs, through a distributor relationship with AvKARE, Inc., which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) Contractor.  In 2014, sales to this distributor represented 34% of our revenues.  The distribution agreement has a term of three years ending in April 2015, but provides a renewal clause for up to two successive terms of one year each following expiration of the initial term. In 2014, we applied for, and in early 2015 received, our own FSS contract with a term through 2020, which will allow us to sell directly to governmental accounts.
See discussion below- “Risk Factors” under the heading “A significant portion of our revenues and accounts receivable come from Government accounts”.
Competition
Competition in the regenerative medicine field is intense and subject to rapid technological change. Companies within the industry compete on the basis of product efficacy, pricing, and ease of handling/logistics. However, the most important factor is third-party reimbursement, which is difficult to obtain as it is a time-consuming and expensive process. We believe our success in obtaining third-party reimbursement for our products is a significant competitive advantage.
We compete in the chronic and acute would care and surgical application markets (which includes spine and orthopedics) where regenerative biomaterials may be employed to reduce inflammation, enhance healing and reduce scar tissue formation. The EpiFix® product line is promoted primarily for external use such as advanced wound healing, while the AmnioFix® products are positioned for internal use generally in surgical applications.
Advanced wound care therapies employ technologies to aid in wound healing in cases where the healing has stalled or stopped. The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, among others. In 2014, our main competitors were Organogenesis, the manufacturer of Dermagraft® and Apligraf®. These products are tissue-engineered living skin equivalents that require special shipping and/or storage in freezers. The Organogenesis products also come in only one large size, which is significantly larger than the median wound size for the wounds they are used to treat, resulting in a high cost product, much of which is wasted. We have competed effectively against Dermagraft® and Apligraf® based on clinical efficacy, cost effectiveness, ease of use and storage of our products. Other smaller competitors include the Osiris product Grafix® and other single layer amnion products.
Smith & Nephew’s Oasis® is the primary competitive product among the porcine- or bovine- derived collagen matrix products. As a collagen it can help with providing a matrix in the wound, however, it offers limited growth factors to enhance healing and due to the porcine origin may cause an immune response in the patient.
The primary competitive products in the surgical market (including spine and orthopedics) are other amniotic membrane allografts and various xenograft products.
See discussion below- “Risk Factors” under the heading “We are in a highly competitive and evolving field and face competition from large, well-established tissue processors, and medical device manufacturers as well as new market entrants.”

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
Products Regulated as HCT/Ps
The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements but are subject to post-market regulatory requirements.
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

In November 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” The Company responded to the FDA that while it does not agree with the FDA’s position, it understands the FDA’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it would pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions.

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

The Company also requested a transition agreement to allow it to continue to market its current micronized products for certain specified uses while pursuing one or more BLAs. The FDA continues to assert that the current form of the Company’s micronized products are more than minimally manipulated and therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company has conducted tests and has engaged independent laboratories to conduct tests that confirm that tensile strength and modulus of elasticity are not diminished by the process used by the Company to create its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier.

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions as well as internally inconsistent and is scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts either prior to or after finalization of the Draft Guidance, it may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the Draft Guidance and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 14% of the Company's revenues in 2014.

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
Generally, clinical trials are conducted in three phases, though the phases may overlap or be combined. Phase 1 trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety and to evaluate the pattern of drug distribution and metabolism within the body. Phase II trials are conducted in a larger but limited group of patients afflicted with a particular disease or condition in order to determine preliminary efficacy, dosage tolerance and optimal dosing and to identify possible adverse effects and safety risks. Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a particular disease or condition in order to provide statistically valid proof of efficacy, as well as safety and potency. In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market. All phases of clinical trials are subject to extensive record keeping, monitoring, auditing, and reporting requirements. As noted above, in response to our first Investigational New Drug Application for one of our micronized products, the FDA agreed that we had sufficient data to enable us to begin with a Phase IIB trial.
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
Medical Devices
Products from our CollaFix™ product platform are likely to be classified by the FDA as medical devices.  Medical Devices are classified as I, II and III in the U.S., with Class II and III requiring either a 510(k) clearance or Premarket Approval (“PMA”) from the FDA prior to marketing. Devices deemed substantially equivalent to legally marketed devices are deemed to pose relatively less risk and are deemed Class I and II. Manufacturers are required to submit a premarket notification requesting clearance for commercial distribution.  This is known as 510(k) clearance, which indicates that the device is substantially equivalent to devices already legally on the market.  Most Class I devices are considered very low risk and are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been required, are placed in Class III, requiring PMA. Although we may be able to obtain approval for some products through the 510(k) clearance process, in order to fully exploit the CollaFix® technology, one or more PMA applications would likely be required.
Like the process of obtaining an approved BLA, the process of obtaining a PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete.
FDA Post Market Regulation
Tissue processors are required to register as an establishment with the FDA. As a registered establishment, we are required to comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse events. Our facilities are also subject to periodic inspections to assess our compliance with the regulations.
When and if we receive regulatory approval for a BLA for our micronized products or a PMA for a medical device incorporating our CollaFix® technology, we will be subject to numerous additional regulatory requirements, which include, among others, compliance with cGMP, which imposes certain procedural, substantive and record keeping requirements, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and additional adverse event reporting.
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
See discussion below- “Risk Factors” under the heading "Our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly and our failure to comply could result in negative effects on our business".
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
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. Please see Item 3, Legal Proceedings for a more detailed discussion of OIG inquiry.
See discussion below- “Risk Factors” under the heading “We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.”
Manufacturing (Processing)
In early 2014, we expanded our production capacity from one location in Kennesaw, Georgia, by adding a second and significantly larger, manufacturing facility within our headquarters building in Marietta, Georgia. Effective January 2014, processing was relocated to the Marietta, Georgia facility. The Kennesaw facility remains available as a secondary processing site.  We also perform research and early stage product and process development activities in our Marietta and Kennesaw, Georgia, locations.
We are registered with the FDA as a tissue establishment and are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union.   Our facilities are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Suppliers
We have a comprehensive network of hospitals that participate in our placenta donation program.  We have a dedicated staff that works at these hospitals, collecting donated placentas from mothers who undergo Cesarean section births and consent to donation.  We believe that we will be able to procure an adequate supply of tissue to meet anticipated demand.
Research and Development

Our research and development group has extensive experience in developing products related to our field of interest, and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.  Clinical trials that demonstrate the safety, efficacy and cost effectiveness of our products are key to obtaining broader reimbursement for our products.  In addition to our internal staff we contract with outside labs and physicians who aid us in our research and development process. See Part II, Item 7 below for information regarding expenditures for research and development in each of the last three fiscal years.
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
Employees
As of December 31, 2014, we had 386 employees.  We consider our relationships with our employees to be satisfactory.  None of our employees is covered by a collective bargaining agreement.
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
We are in a highly competitive and evolving field and face competition from well-established tissue processors and medical device manufacturers, as well as new market entrants.
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
Rapid technological change could cause our products to become obsolete.
The technologies underlying our products are subject to rapid and profound technological change. Competition intensifies as technical advances in each field are made and become more widely known. We can give no assurance that others will not develop services, products, or processes with significant advantages over the products, services, and processes that we offer or are seeking to develop. Any such occurrence could have a material and adverse effect on our business, results of operations and financial condition.
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
A significant portion of our revenues and accounts receivable come from Government accounts.
Government accounts represented approximately 34% of revenues for the year ended December 31, 2014.  In 2014, we provided products to government accounts, including the Department of Veterans Affairs, through a distributor that has a Federal Supply Schedule (FSS) Contract that recently was extended through January 2018.  These sales represented 34% of our revenue in 2014, 56% of our revenue in 2013, and 40% of our revenue in 2012.  Our agreement with the distributor has an initial term of three years ending in April 2015 but provides a renewal clause for up to two successive terms of one year each following expiration of the initial term.  In 2014, we applied for, and in early 2015 received, our own FSS contract with a term through 2020, which will allow us to sell directly to governmental accounts. Our plan is to continue our relationship with this distributor while simultaneously selling our products directly on the FSS. It should be noted that the relationship with this distributor is different than our relationship with other distributors due to the fact that our own sales force calls on and has a personal relationship with the individual Veterans Affairs facilities that represent most of that revenue.  Thus, if we do not continue our relationship with this distributor, we believe we will be able to handle sales to government accounts directly with minimal interruption in our sales or servicing. Nevertheless, any disruption of our products on the Federal Supply Schedule (whether we are selling our products directly to government accounts or through our current or another distributor) or a change in the way the Government purchases products like ours or the price it is willing to pay for our products, our business, revenues and results of operations could be materially and adversely affected.
In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives.
We derive significant revenues through our relationships with distributors and independent sales representatives, though, other than our distributor for government accounts as discussed above, no one distributor comprised over 5% of our revenues.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products.  We may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.
We continue to invest significant capital in expanding our internal sales force, and there can be no assurance that these efforts will continue to result in significant increases in sales.
We are engaged in a major initiative to build and further expand our internal sales and marketing capabilities which has contributed to our increased sales.  As a result, we continue to invest in a direct sales force for certain of our products to allow us to reach new customers.  These expenses impact our operating results, and there can be no assurance that we will continue to be successful in significantly expanding the sales of our products.
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
Our results of operations are dependent upon the continued operation of our processing facilities.  Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, and the need to comply with the requirements of directives from government agencies, including the FDA.  We have a backup processing facility in Kennesaw, Georgia that serves as a disaster recovery center. However, the unavailability of our manufacturing and processing facilities could have a material adverse effect on our business, financial condition, and results of operations during the period of such unavailability.
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
In addition, we believe recommendations for and support of our products by influential physicians are essential for market acceptance and adoption.  If we do not receive this support or if we are unable to demonstrate favorable long-term clinical data, physicians and hospitals may not use our products, which would significantly reduce our ability to achieve expected revenue and would prevent us from sustaining profitability.
We will need to expand our organization, and managing growth may be more difficult than expected.
Managing our growth may be more difficult than we expect.  We anticipate that a period of significant expansion will be required to penetrate and service the market for our existing and anticipated future products and to continue to develop new products.  This expansion will place a significant strain on management, operational and financial resources.  To manage the expected growth of our operations and personnel, we must both modify our existing operational and financial systems, procedures and controls and implement new systems, procedures and controls.  We must also expand our finance, administrative, and operations staff.  Management may be unable to hire, train, retain, motivate and manage necessary personnel or to identify, manage and exploit existing and potential strategic relationships and market opportunities.
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
Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business.  A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.
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
Significant disruptions of information technology systems or breaches of information security could adversely affect our business.

We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, but not limited to, personal information and intellectual property). We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from malicous attacks by third parties. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and market manipulation) and expertise. While we have invested significantly in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although we have cyber-insurance coverage that may cover certain events described above, this insurance is subject to deductibles and coverage limitations and we may not be able to maintain this insurance. Also, it is possible that claims could exceed the limits of our coverage.  Any interruption or breach in our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us or allow third parties to gain material, inside information that they use to trade in our securities.

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
We may expand our business through acquisitions, licenses, investments, and other commercial arrangements in other companies or technologies, which contain significant risks.
We periodically evaluate strategic opportunities to acquire companies, divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may:

•	Issue additional equity securities that would dilute our stockholders’ value;

•	Use cash that we may need in the future to operate our business;

•	Incur debt that could have terms unfavorable to us or that we might be unable to repay;

•	Structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;

•	Be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;

•	Be unable to secure the services of key employees related to the acquisition; and

•	Be unable to succeed in the marketplace with the acquisition.
Any of these items could materially, and adversely affect our revenues, financial condition, and profitability. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could materially, and adversely affect our business if we are unable to recover our initial investment, which could include the cost of acquiring licenses or distribution rights, acquiring products, purchasing initial inventory, or investments in early stage companies. Inability to recover our investment, or any write off of such investment, associated goodwill, or assets, could have a material and adverse effect on our business, results of operations and financial condition.
Risks Related to Our Intellectual Property
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate, which could have a material and adverse effect on us.
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
In the event a competitor infringes upon our licensed or pending patent or other intellectual property rights, enforcing those rights may be costly, uncertain, difficult and time consuming. Even if successful, litigation to enforce or defend our intellectual property rights could be expensive and time consuming and could divert our management's attention. Further, bringing litigation to enforce our patents subjects us to the potential for counterclaims. Further, other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. For example, the defendants in certain of our ongoing patent infringement suits have filed petitions for inter-partes review of certain of our patents with the United States Patent and Trademark Office (USPTO). We intend to defend these actions vigorously, but there is no guarantee of success, and such effort takes financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the USPTO may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If the USPTO ultimately cancels or narrows the claim in any of our patents through these proceedings, it could prevent or hinder us from being able to enforce them against competitors. Such adverse decisions could negatively impact our future, expected revenue. See Item 3, Legal Proceedings for information regarding our ongoing patent infringement lawsuits and related inter-partes review proceedings.
The prosecution and enforcement of patents licensed to us by third parties are not within our control, and without these technologies, our products may not be successful and our business would be harmed if the patents were infringed or misappropriated.
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
Under our license agreement with Shriners' Hospitals for Children and University of South Florida Research Foundation dated January 29, 2007, it is possible for the licensor to terminate the agreement if we breach the license agreement and all of our cure rights are exhausted.  If our license agreement were to be terminated, our investment in the CollaFix™ technology would be lost.
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

In November 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” The Company responded to the FDA that while it does not agree with the FDA’s position, it understands the FDA’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it would pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions.

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

The Company also requested a transition agreement to allow it to continue to market its current micronized products for certain specified uses while pursuing one or more BLAs. The FDA continues to assert that the current form of the Company’s micronized products are more than minimally manipulated and therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company has conducted tests and has engaged independent laboratories to conduct tests that confirm that tensile strength and modulus of elasticity are not diminished by the process used by the Company to create its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier.

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions as well as internally inconsistent and is scientifically unsound, Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts either prior to or after finalization of the Draft Guidance, it may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the Draft Guidance and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 14% of the Company's revenues in 2014.

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
As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps. The FDA has broad post-market and regulatory and enforcement powers.  The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-event reporting, and inspection and enforcement.
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
It is likely that the FDA's regulation of HCT/Ps will continue to evolve in the future.  Complying with any such new regulatory requirements may entail significant time delays and expense, which could have a material adverse effect on our business.
The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking.  Compliance with these standards is a requirement in order to become a licensed tissue bank. In addition, some states have their own tissue banking regulations.
In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue.  Although we have independent third party appraisals that confirm that reasonableness of the service fees we pay, if we were to be found to have violated NOTA's prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
Finally, as discussed above, we and other manufacturers of skin substitutes are required to provide ASP information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, such manufacturer is subject to civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.
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
Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs.  We have formed a Medical Advisory Board consisting of an aggregate of over 14 physicians and scientists to assist us with scientific research and development and to help us evaluate technologies.  We have also entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them.  In addition, some of these physicians own our stock, which they purchased in arm's length transactions on terms identical to those offered to non-physicians, or received stock options from us as consideration for services performed by them.    While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties.  As discussed above, we have incorporated the AdvaMed code principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences.  In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws.  This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf.  In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance.
The Federal False Claims Act (“FCA”) imposes civil liability on any person or entity that submits, or causes the submission of, a false or fraudulent claim to the U.S. Government. Damages under the FCA can be significant and consist of the imposition of fines and penalties.  The FCA also allows a private individual or entity with knowledge of past or present fraud against the federal government to sue on behalf of the government to recover the civil penalties and treble damages.  The U.S. Department of Justice (“DOJ”) on behalf of the government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers, including the off-label promotion of products or the payment of prohibited kickbacks to doctors, violated the FCA, resulting in the submission of improper claims to federal and state healthcare entitlement programs such as Medicaid.  In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions going forward.
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
We are the subject of a subpoena from the Office of Inspector General, which might result in substantial penalties against us, including fines, damages, restitutions and other penalties.
As discussed in Item 3, Legal Proceedings, the Company has received a subpoena from the Office of Inspector General ("OIG") of the Department of Health and Human Services ("HHS") in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. The investigation is in its early stages and we therefore cannot predict the outcome of the investigation or what actions, if any, may be taken against us or our employees by the OIG, other governmental entities, or any third parties based on the results of the investigation. Nor can we reasonably estimate the amount or range of amounts of fines, damages, or penalties that might result from any such actions. Such fines, damages or penalties, as well as the associated costs of defending such actions, could adversely affect our revenues, results of operations, cash flows and financial condition.

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
The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future.  From January 1, 2012, through December 31, 2014, the closing price of our common stock has fluctuated from a low of $1.03 to a high of $11.87. The market price of our common stock could be impacted by a variety of factors, including:

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
At this time, five securities analysts provide research coverage of our common stock.  However, there is no assurance that these analysts will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.  Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  If securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect its actual and potential market price.  The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business.  If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.
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
We and certain of our executive officers have been named as defendants in class action lawsuits that could result in substantial costs and divert management’s attention.
As discussed in Item 3, Legal Proceedings, we, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our belief that our products were 361 HCT/Ps, including our micronized products, as well as a subpoena received from the OIG related primarily to our sales and marketing practices. We intend to engage in a vigorous defense of such litigation.
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
These provisions of Florida law and our articles of incorporation and bylaws could negatively affect our share price, prevent attempts by shareholders to remove current management, prohibit or delay mergers or other takeovers or changes of control of the Company and discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our shareholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease approximately 80,000 square feet of office, laboratory, tissue processing and warehouse space.  We also lease approximately 21,000 square feet for a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space. On February 24, 2015, we entered into a lease agreement under which we will lease approximately 26,000 square feet of additional office space in Marietta, Georgia beginning June 1, 2015.

Item 3. Legal Proceedings
Following the publication of an Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that its products were 361 HCT/Ps, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. The case is currently in the discovery phase. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.
On February 19, 2015, one of the law firms that filed one of the class action lawsuits referenced above filed a separate purported class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s receipt of a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG. The subpoena is discussed in more detail below. The Company has not yet been served in the lawsuit. If and when it is served, the Company intends to vigorously defend the suit. Currently, the Company believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed the Company’s patents through the manufacturing and sale of tissue graft products. On July 10, 2014, the defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The lawsuits currently are in the discovery and claim construction phases. In addition to defending the claims in the pending district court litigations, defendants in each case, have challenged certain of the Company's patents in several inter-partes review proceedings to avoid the high burden of proof of proving invalidity by “clear and convincing evidence” in the district court litigations. An inter partes review is a request for a specialized group within the USPTO to review the validity of plaintiff’s patent claims. The Texas Defendants have challenged the validity of the Company's 8,597,687 and 8,709,494 patents; while the Georgia defendants have challenged the validity of the Company's 8,372,437 and 8,323,701 patents. The Company has successfully defeated an attempt by defendants to stay the litigation in Texas pending the outcome of the inter-partes review and will attempt to do the same with respect to a pending motion to stay the litigation in Georgia.
On March 2, 2015, the Company filed a patent infringement lawsuit against Nutech Medical, Inc. (“Nutech”) and DCI Donor Services, Inc. (“DCI”) for permanent injunctive relief and unspecified damages.  This lawsuit has been filed in the United States District Court for the Northern District of Alabama.  The lawsuit alleges that Nutech and DCI have infringed and continue to infringe MiMedx’s patents through the manufacture, use , sale, and/or offering of their tissue graft product.  The lawsuit also asserts that Nutech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers.
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. This Company is cooperating fully with the government in its investigation, and has produced numerous responsive documents. We cannot predict what actions, if any, may be taken against us or our employees by the OIG, other governmental entities, or any third parties in connection with such investigation, nor can we predict or determine the outcome of the government's investigation or reasonably estimate the amount or range of amounts of fines, damages, restitutions or penalties that might result from a proceeding which results in a settlement or an adverse outcome. Any of these risks and uncertainties, including the conduct of the investigation itself and the associated legal costs, could adversely affect our revenues, results of operations, cash flows and financial condition.
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

Year ended December 31, 2014	High	Low
First Quarter	$8.68	$5.56
Second Quarter	7.63	4.88
Third Quarter	7.90	6.10
Fourth Quarter	11.97	6.81

Year ended December 31, 2013	High	Low
First Quarter	$5.93	$3.84
Second Quarter	7.73	4.74
Third Quarter	7.13	1.81
Fourth Quarter	8.80	4.29

Based upon information supplied from our transfer agent, there were approximately 716 shareholders of record of our common stock as of February 13, 2015.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes an investment of $100.00 on December 31, 2009, in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index.

ASSUMES $100 INVESTED ON DEC. 31, 2009
ASSUMES NO DIVIDENDS
FISCAL YEAR ENDING DEC. 31, 2014

Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2014, we issued approximately 163,000 unregistered shares of common stock in connection with the exercise of warrants at an exercise price of $1.50 per share. These issuances were exempt under Section 4(a)(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. On December 12, 2014 the Board extended this program until December 31, 2015. On January 6, 2015, the Company's Board of Directors increased the authorization for its share repurchase plan from $10 million to $20 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. Below is a summary of the Company's stock repurchases, before brokerage commissions of approximately $1,265, for the quarter ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Spent Under the Plan	Remaining Amount to be Spent Under the Plan
Total amount remaining October 1, 2014				$4,714,706

October 1, 2014 - October 31, 2014	42,170	$7.08	$298,384	4,416,322

November 1, 2014 - November 30, 2014	—	—	—	4,416,322

December 1, 2014 - December 31, 2014	—	—	—	$4,416,322

Total for the quarter	42,170	$7.08	$298,384

Item 6. Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Consolidated Financial Statements and notes in Item 8.

	Year Ended December 31, in thousands except per share data
	2014	2013	2012	2011	2010
Statement of Operations Data:

Net sales	$118,223	$59,181	$27,053	$7,760	$544
Gross margin	105,558	49,853	21,865	4,403	(1,176)
Operating income (loss)	7,100	(2,639)	(5,356)	(9,761)	(10,533)
Net income (loss)	$6,220	$(4,112)	$(7,663)	$(10,194)	$(11,420)
Net income (loss) per common share - basic	$0.06	$(0.04)	$(0.09)	$(0.14)	$(0.19)
Net income (loss) per common share - diluted	$0.05	$(0.04)	$(0.09)	$(0.14)	$(0.19)

		As of December 31, in thousands
	2014	2013	2012	2011	2010
Balance Sheet Data:

Total assets	$109,259	$84,694	$35,183	$27,096	$7,352
Working capital	67,273	55,781	13,072	2,149	454
Long term liabilities	1,526	1,518	10,158	10,468	—
Stockholders' equity	89,329	73,568	20,007	11,897	6,101

See "Critical Accounting Policies" in Item 8 below and Note 8 of Notes to Consolidated Financial Statements for detail regarding the acquisition of Surgical Biologics in 2011.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the corresponding notes included in Item 8. Certain percentages presented in this discussion and analysis are calculated from the underlying whole dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Some of the information contained in this discussion and analysis or set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties.  You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

MiMedx® is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterial products and bioimplants processed from human amniotic membrane. "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies include AmnioFix® and EpiFix®, our tissue technologies processed from human amniotic membrane that is derived from donated placentas. Through our donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary Purion® Process, to produce an easy to use and effective implant. MiMedx® is the leading supplier of amniotic tissue, having supplied over 350,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare. These tissue-based products represented approximately 99% of our revenues in 2012 and 2013 and 100% of our revenues in 2014.
Our EpiFix® allografts are configured for external use. We offer EpiFix® in a sheet form as well as a micronized powder form. Currently, EpiFix® and EpiFix® Particulate are being used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds (such as wounds following plastic surgery).
Our AmnioFix® allografts consist of three configurations, all configured for internal use:

•	AmnioFix® is provided in a sheet form. It is used to reduce inflammation, enhance soft tissue healing and to minimize scar tissue formation. It has been used in spine, urology and general surgeries.

•	AmnioFix® Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix® Injectable is supplied in micronized powder form used for injection into soft tissue areas.  AmnioFix® Injectable is used to reduce inflammation while enhancing healing of soft tissue.  AmnioFix® Injectable has been used to treat conditions such as tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis, bursitis, strains and sprains.

We also process allografts for ophthalmic surgery and dental applications, which are sold on an OEM basis.
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

Our distribution model is comprised of direct sales, third party sales agents and stocking distributors that market MiMedx-branded products. We also have several OEM relationships targeting the spine, orthopedic, ophthalmic and dental markets. Our current focus is in the U.S. market, but we are currently exploring international expansion opportunities. In 2014, a small portion of our revenues (less than 1%) were from sales outside the U.S. to a handful of stocking distributors.

Recent Events

FDA Guidance

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier.

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions as well as internally inconsistent and is scientifically unsound, Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

The FDA’s recent actions in regards to using draft guidance documents to effect change without notice and comment rulemaking have garnered the attention of Congress and industry.  In May 2014, Senators Lamar Alexander, Richard Burr, Orrin Hatch, and Johnny Isaakson  wrote to then-FDA Commissioner Margaret Hamburg expressing concern over the use of draft guidances to make substantive policy changes.  One noted concern was that draft guidances are not being revised, finalized, or withdrawn in a timely manner, leaving FDA-regulated entities without certainty as to what FDA’s expectations are.  The Senators further remarked that “FDA issues guidance that seemingly does not take into account, or may even conflict with, the scientific community.”  May 6, 2014 Letter to Commissioner Hamburg at page 2.   On January 29, 2015, Senator Lamar Alexander and Senator Richard Burr jointly released their report, “Innovation for Healthier Americans: Identifying Opportunities for Meaningful Reform to Our Nation’s Medical Product Discovery and Development,” in which they express concern that the current FDA framework is stifling medical innovation and depriving patients of cutting-edge medical treatment. The report notes “[t]he disparity between the pace of scientific discovery and development outside of the FDA and the pace of growth in FDA’s scientific knowledge threatens America’s position as a global leader in medical innovation.”   Report at page 7.  Additionally, FDA’s recent Draft Guidance on minimal manipulation evoked wide-ranging commentary from industry, many of which were similar to the Company’s comments as described above.

Share Repurchase Plan

On January 6, 2015, the Company's Board of Directors increased the Company’s authorization for its share repurchase plan from $10 million to $20 million. See Note 19 to the Consolidated Financial Statements contained in Item 8.

Other Shareholder Litigation

On February 19, 2015, one of the law firms that filed one of the class action lawsuits referenced above filed a separate purported class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s receipt of a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG. The Company has not yet been served in the lawsuit. If and when it is served, the Company intends to vigorously defend the suit.
Patent Infringement Lawsuit

On March 2, 2015, the Company filed a patent infringement lawsuit against Nutech Medical, Inc. (“Nutech”) and DCI Donor Services, Inc. (“DCI”) for permanent injunctive relief and unspecified damages.  This lawsuit has been filed in the United States District Court for the Northern District of Alabama.  The lawsuit alleges that Nutech and DCI have infringed and continue to infringe MiMedx’s patents through the manufacture, use, sale, and/or offering of their tissue graft product.  The lawsuit also asserts that Nutech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers.
Private Insurance Coverage

On March 5, 2015, Anthem Insurance Companies, Inc. ("Anthem") approved EpiFix for coverage to treat Diabetic Foot Ulcers (DFUs) and Venus Leg Ulcers (VLUs).  Anthem has 34,000,000+ members across 14 states.  With the addition of Anthem, MiMedx has now secured coverage for EpiFix for approximately 149 million covered lives which represents about 60% of the total covered lives available with the commercial carriers.

Critical Accounting Policies
We believe that of our significant accounting policies, which are described in Note 2 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity.
Goodwill and Impairment of Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. No goodwill impairment has been recognized during 2014, 2013 or 2012.
Other intangible assets include patents, trademarks, and purchased technology. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from ten to fourteen years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to Note 8 to the consolidated financial statements in Item 8 for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. In 2012, because our impairment test indicated that the carrying value of the intangible assets related to HydroFix® exceeded its fair value, an impairment loss of approximately $1,798,000 was recognized and the intangible asset carrying amount was adjusted to its new basis. During the fourth quarter of 2013 we chose to discontinue the HydroFix® product line. This action resulted in an impairment charge of approximately $368,000. This item is included in our Statement of Operations for the year ended December 31, 2013.
Fair Value Measurements
We record certain financial instruments at fair value, including: cash equivalents and contingent consideration.  We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2014 we have not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
We also measure certain non-financial assets at fair value on a non-recurring basis.  These non-recurring valuations include evaluating assets such as long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations.  We use the fair value measurement framework to value these assets and report the fair values in the periods in which they are recorded or written down.
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
Share-based Compensation
We follow the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation” (ASC 718), previously referred to as Statement of Financial Accounting Standards No. 123R — Share-based Payments which requires the measurement and recognition of compensation expense for all share-based payment awards either modified or granted to employees and directors based upon estimated fair values.  The Black-Scholes-Merton option-pricing model, consistent with the provisions of ASC 718, was used to determine the fair value of each option granted.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  We use projected volatility rates, which are based upon historical volatility rates, trended into future years.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.
Debt Instruments with Detachable Warrants and Beneficial Conversion Features
According to ASC 470-20 "Debt With Conversion and Other Options", proceeds from the sale of convertible debt instruments with stock purchase warrants (detachable call options) shall be allocated to the two elements based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The Black-Scholes-Merton pricing model, consistent with the provisions of ASC 470, was used to determine the fair value of each warrant granted.  The portion of the proceeds so allocated to the warrants is accounted for as paid-in capital.  The remainder of the proceeds is allocated to the debt instrument portion of the transaction.  Also, the embedded beneficial conversion feature present in the convertible instrument is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.
Contingent Consideration
The Agreement and Plan of Merger between us and the former owners of Surgical Biologics (the "Merger”) dated January 5, 2011, involved the potential for the payment of future contingent consideration in our common stock.  The contingent consideration was originally recorded at the estimated fair value of the contingent milestone payment on the acquisition date. The initial payment of contingent consideration was equal to 60% of the excess of the amniotic tissue-based adjusted Gross Revenues in calendar year 2011 over the amniotic tissue-based Gross Revenues in calendar year 2010, minus any FDA approval costs.  The adjustments to Gross Revenues were established in the Agreement and Plan of Merger. The payment was made in an aggregate number of shares of our common stock computed per a specified formula in the Agreement and Plan of Merger. At December 31, 2011, the fair value of the contingent consideration tied to 2011 revenue was calculated to be approximately $3,185,000, and resulted in the issuance of approximately 2,632,576 shares of our common stock in April 2012.  In addition we were required to deliver to the former owners of Surgical Biologics an aggregate number of shares of our common stock valued at 30% of the difference between amniotic tissue-based Gross Revenues in calendar year 2012 and amniotic tissue-based Gross Revenues in calendar year 2011, minus any FDA approval costs.  The fair value of the contingent milestone consideration was re-measured at the estimated fair value as of December 31, 2012, with the change in fair value recognized as income or expense within Other Income (Expense) in the consolidated statements of earnings.  At December 31, 2012, the fair value of the contingent consideration tied to 2012 revenue was calculated to be approximately $5,792,000 and the liability was adjusted and recorded as a non-current liability in the consolidated balance sheet. This debt was satisfied by the issuance of approximately 1,175,000 shares of our common stock in the first quarter of 2013.
Recently Adopted Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs"). In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements. All other ASUs issued effective and not yet effective for the year ended December 31, 2014, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

Results of Operations for the year ended December 31, 2014, compared to the year ended December 31, 2013
Revenue
Total revenue increased $59.1 million, or 100%, from approximately $59.2 million in 2013 to $118.2 million in 2014. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix® in both commercial and government accounts. Commercial revenue growth was driven by expanded Medicare and private insurance coverage.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue were 10.7% versus 15.8% when compared to the prior year. The improvement was due primarily to the increase in direct sales revenue, favorable product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.
Research and Development Expenses
Our research and development expenses increased approximately $2.2 million, or 46%, to $7.0 million in 2014, compared to approximately $4.8 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs. Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories. Additionally, during 2014, we were granted seven U.S. patents for the amnion technology, one U.S. patent for the collagen technology (under license agreement), and four international patents for the collagen technology (three under license agreements).  To date, we have received an additional three U.S. patents for amnion technology in 2015.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for 2014 increased approximately $44.3 million, or 96%, to $90.5 million compared to $46.2 million for 2013. Selling expense increases were driven by costs associated with building our direct sales organization for government and commercial accounts, where headcount grew by 94 during the year, as well as increased commissions due to higher sales volume.
Additional increases included spending on support costs related to medical reimbursement, including our reimbursement hotline; our information technology infrastructure to help manage the growth of the business; increased share-based compensation expense, and a provision for anticipated costs associated with the management incentive program.
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation for the years ended December 31, 2014 and 2013, was approximately $11.5 million and $6.0 million, respectively, an increase of approximately $5.5 million, or 92%.
We recorded approximately $.9 million and $1.1 million in amortization expense related to intangible assets in the years ended December 31, 2014 and 2013, respectively. The decrease of approximately $.2 million is attributable to the impairment related to our HydroFix® product line which we elected to discontinue in the fourth quarter of 2013.  We amortize our intangible assets over a period of 10 to 17 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense
We recorded financing and net interest expense of approximately $48,000 during the year ended December 31, 2014, compared with approximately $1.4 million of financing and net interest expense during the year ended December 31, 2013. The following table summarizes the interest charges for the years 2014 and 2013.

	Year Ended December 31 (in thousands),
	2014				2013
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Senior Secured Promissory Notes	$—	$—	$—	$—	$1,328	$36	$—	$1,364
Other	—	—	48	48	—	—	9	9
Total	$—	$—	$48	$48	$1,328	$36	$9	$1,373

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
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue was 15.8% versus 19.2% when compared to the prior year. The improvement was due primarily to the increase in direct sales revenue, favorable product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.
Research and Development Expenses
Our research and development expenses increased approximately $2.0 million, or 68%, to $4.8 million in 2013, compared to approximately $2.9 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and testing costs. Our research and development expenses consist primarily of internal personnel costs, clinical trials, fees paid to external consultants, and supplies and instruments used in our laboratories. Additionally, during 2013, we were granted eight U.S. patents for the amnion technology, two US patents and one Chinese patent for the hydrogel technology, two U.S. patents for the collagen technology, and two Australian patents for the collagen technology.
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
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation for the years ended December 31, 2013 and 2012, was approximately $6.0 million and $2.5 million, respectively, an increase of approximately $3.5 million, or 140%.
We recorded approximately $1.1 million and $1.4 million in amortization expense related to intangible assets in the years ended December 31, 2013 and 2012, respectively. The decrease of approximately $.3 million is attributable to the impairment related to our HydroFix® product line which we elected to discontinue in the fourth quarter of 2013.  We amortize our intangible assets over a period of 10 to 17 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Net Interest Expense
We recorded financing and net interest expense of approximately $1.4 million during the year ended December 31, 2013, compared with approximately $2.3 million of financing and net interest expense during the year ended December 31, 2012. The following table summarizes the interest charges for the years 2013 and 2012.

	Year Ended December 31 (in thousands),
	2013				2012
	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total	Amortization of Debt Discount	Accrued Interest	Interest Expense, net	Total
Convertible Line of Credit with Related Party	$—	$—	$—	$—	$561	$61	$—	$622
Convertible Debt related to acquisition	—	—	—	—	171	21	—	192
Convertible Senior Secured Promissory Notes	1,328	36	—	1,364	962	500	—	1,462
Deferred financing related to Senior Secured Promissory Notes	—	—	—	—	20	—	—	20
Other	—	—	9	9	—	—	11	11
	$1,328	$36	$9	$1,373	$1,714	$582	$11	$2,307

Contractual Commitments
The table below sets forth our known contractual obligations as of December 31, 2014 (in thousands):

		less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$250	$117	$131	$2	$—
Operating lease obligations	6,017	1,437	3,026	1,554	—
Charitable contribution obligations	500	450	50	—	—
Meeting space commitments	590	207	383	—	—
	$7,357	$2,211	$3,590	$1,556	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
Our net working capital at December 31, 2014, increased $11.5 million to $67.3 million from $55.8 million at December 31, 2013. The increase in working capital was primarily due to net income from operations as well as a decrease in days sales outstanding of accounts receivable at December 31, 2014 as compared to December 31, 2013. The current ratio decreased to 4.6 as of December 31, 2014, as compared to 6.8 at December 31, 2013.
As of December 31, 2014, we had approximately $46.6 million of cash and cash equivalents. In addition, we had short term investments in FDIC insured certificates of deposit at various U.S. financial institutions that totaled approximately $5.8 million, and approximately $3.3 million of FDIC insured certificates of deposit at various U.S. financial institutions that mature between February and May 2016.   We believe that our anticipated cash from operating activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Discussion of cash flows
Net cash from operations during the year ended December 31, 2014, increased approximately $17.1 million to $16.8 million, compared to $.3 million used in operating activities for the year ended December 31, 2013, and was primarily attributable to the increase in Net Income (net of non cash items), and the reduction in the average days outstanding of accounts receivable.
Net cash used in investing activities during the year ended December 31, 2014, increased approximately $9.2 million to $12.2 million compared to $3.0 million used in investing activities for the year ended December 31, 2013. The increase was primarily due to the purchase of FDIC insured certificates of deposit noted above.
Net cash flows used in financing activities during the year ended December 31, 2014, was approximately $2.1 million compared to cash from financing activities of $40.6 million during the year ended December 31, 2013. Financing activities in 2014 included disbursements for the Company's share repurchase program of $5.6 million somewhat offset by the proceeds from the exercise of stock options and warrants totaling $3.5 million. Financing activities in 2013 included proceeds of $36.6 million from the follow on offering of the Company's common stock and proceeds of $4.1 million from the exercise of stock options and warrants.

Due to the material amount of non-cash related items included in our results of operations, we have developed an Adjusted EBITDA metric that provides management with a clearer view of operational use of cash (see the table below). Our Adjusted EBITDA for the year ended December 31, 2014, was approximately $20.7 million which is an improvement of approximately $15.2 million as compared to 2013 and an improvement of $18.3 million compared to 2012. These year-over-year improvements were the result of improved operating results.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP. The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss) the most comparable financial measure reported under GAAP for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31 (in thousands),
	2014	2013	2012
Net Income (Loss) (Per GAAP)	$6,220	$(4,112)	$(7,663)
Add back:
Income Taxes	832	100	—
Financing expense associated with beneficial conversion of note payable issued in conjunction with acquisition	—	—	171
Financing expense associated with beneficial conversion of Line of Credit with Related Party	—	—	561
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	1,328	982
Other interest expense, net	48	45	593
Depreciation Expense	1,197	637	465
Loss on fixed asset disposal	—	37	—
Amortization Expense	928	1,054	1,380
Share Based Compensation	11,453	6,010	2,539
Impairment of Intangible Assets	—	368	1,798
Fair Value Adjustment of Earn-out Liability	—	—	1,567
Income Before Interest, Taxes, Depreciation, Amortization and Share -Based Compensation (Adjusted EBITDA)	$20,678	$5,467	$2,393
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results.  However, inflation could adversely affect our future operating results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Based on our lack of market risk sensitive instruments outstanding at December 31, 2014, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries ( the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended in the period ended December 31, 2014. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2014 listed in the index at Item 15.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MiMedx Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MiMedx Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and the related consolidated financial statement schedules as of December 31, 2014, 2013 and 2012, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 13, 2015

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$46,582	$44,078
Short term investments	5,750	—
Accounts receivable, net	26,672	16,093
Inventory, net	5,133	3,881
Prepaid expenses and other current assets	1,540	1,337
Total current assets	85,677	65,389
Investments	3,250	—
Property and equipment, net of accumulated depreciation	5,447	4,086
Goodwill	4,040	4,040
Intangible assets, net of accumulated amortization	10,845	11,179
Total assets	$109,259	$84,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,661	$2,491
Accrued compensation	11,523	5,588
Accrued expenses	2,504	1,406
Other current liabilities	716	123
Total current liabilities	18,404	9,608

Other liabilities	1,526	1,518
Total liabilities	19,930	11,126
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 130,000,000 shares authorized; 108,776,247 issued and 107,789,611 outstanding at December 31, 2014 and 104,425,614 issued and 104,375,614 outstanding at December 31, 2013	108	104
Additional paid-in capital	162,433	147,284
Treasury stock at cost: 986,636 shares at December 31, 2014 and 50,000 shares at December 31, 2013	(5,637)	(25)
Accumulated deficit	(67,575)	(73,795)
Total stockholders' equity	89,329	73,568
Total liabilities and stockholders' equity	$109,259	$84,694
 See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012

Net sales	$118,223	$59,181	$27,053
Cost of sales	12,665	9,328	5,188
Gross margin	105,558	49,853	21,865

Operating expenses:
Research and development expenses	7,050	4,843	2,885
Selling, general and administrative expenses	90,480	46,227	19,591
Impairment of intangible assets	—	368	1,798
Fair value adjustment of earn-out liability	—	—	1,567
Amortization of intangible assets	928	1,054	1,380

Operating income (loss)	7,100	(2,639)	(5,356)

Other income (expense), net
Amortization of debt discount	—	(1,328)	(1,714)
Interest expense, net	(48)	(45)	(593)

Income (loss) before income tax provision	7,052	(4,012)	(7,663)
Income tax provision	(832)	(100)	—

Net income (loss)	$6,220	$(4,112)	$(7,663)

Net income (loss) per common share - basic	$0.06	$(0.04)	$(0.09)

Net income (loss) per common share - diluted	$0.05	$(0.04)	$(0.09)

Weighted average shares outstanding - basic	105,793,008	96,285,504	81,646,295

Weighted average shares outstanding - diluted	113,295,504	96,285,504	81,646,295

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balances, December 31, 2011	74,306,895	$74	$73,869	50,000	$(25)	$(62,020)	$11,898

Share-based compensation expense	—	—	2,539	—	—	—	2,539
Exercise of stock options	843,863	1	1,052	—	—	—	1,053
Exercise of warrants	7,959,767	8	5,993	—	—	—	6,001
Repurchase warrants	—	—	(1)	—	—	—	(1)
Cashless exercise of warrants	216,085	—	—	—	—	—	—
Common stock issued for accrued director fees	167,086	—	184	—	—	—	184
Common stock issued for earn-out liability	2,632,576	3	3,183	—	—	—	3,186
Discount on beneficial conversion feature	—	—	514	—	—	—	514
Common stock issued for acquisition note	893,267	1	892	—	—	—	893
Conversion of line of credit with related party	1,403,630	1	1,402	—	—	—	1,403
Net income (loss)	—	—	—	—	—	(7,663)	(7,663)
Balances, December 31, 2012	88,423,169	$88	$89,627	50,000	$(25)	$(69,683)	$20,007

Share-based compensation expense	—	—	6,010	—	—	—	6,010
Exercise of stock options	1,958,674	2	1,979	—	—	—	1,981
Exercise of warrants	1,844,352	2	2,106	—	—	—	2,108
Common stock issued for 5% convertible note	5,272,004	5	5,267	—	—	—	5,272
Common stock issued for earn-out liability	1,174,915	1	5,791	—	—	—	5,792
Issuance of restricted stock	2,500	—	—	—	—	—	—
Public offering of common stock, net of expenses	5,750,000	6	36,504	—	—	—	36,510
Net income (loss )	—	—	—	—	—	(4,112)	(4,112)
Balance December 31, 2013	104,425,614	$104	$147,284	50,000	$(25)	$(73,795)	$73,568
Share-based compensation expense	—	—	11,453	—	—	—	11,453
Exercise of stock options	1,653,690	2	2,468	—	—	—	2,470
Exercise of warrants	1,242,416	1	1,112	—	—	—	1,113
Issuance of restricted stock	1,438,569	1	(1)	—	—	—	—
Shares issued for services performed	15,958	—	117	—	—	—	117
Stock repurchase	—	—	—	936,636	(5,612)	—	(5,612)
Net income	—	—	—	—	—	6,220	6,220
Balances, December 31, 2014	108,776,247	$108	$162,433	986,636	$(5,637)	$(67,575)	$89,329
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,220	$(4,112)	$(7,663)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,197	637	465
Loss on fixed asset disposal	—	37	—
Amortization of intangible assets	928	1,054	1,380
Impairment of intangible assets	—	368	1,798
Amortization of debt discount and deferred financing costs	—	1,328	1,714
Share-based compensation	11,453	6,010	2,539
Change in fair value of earn-out liability	—	—	1,567
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(10,579)	(8,439)	(5,762)
Inventory	(1,252)	(858)	(2,310)
Prepaid expenses and other current assets	(203)	(707)	(466)
Other assets	—	70	97
Accounts payable	1,287	1,209	(81)
Accrued compensation	5,935	2,836	2,355
Accrued expenses	1,098	353	606
Accrued interest	—	(42)	388
Other liabilities	718	(28)	41
Net cash flows from operating activities	16,802	(284)	(3,332)
Cash flows from investing activities:
Purchases of equipment	(2,558)	(2,337)	(637)
Purchases of fixed maturity securities	(9,000)	—	—
Patent application costs	(594)	(689)	—
Net cash flows from investing activities	(12,152)	(3,026)	(637)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,470	1,981	1,053
Proceeds from exercise of warrants	1,113	2,108	6,001
Proceeds from public offering, net of expenses	—	36,602	—
Stock repurchase	(5,612)	—	—
Repayment of convertible debt related to acquisition	—	—	(427)
Principal payments of equipment leases	(117)	(57)	(16)
Repurchase of warrants	—	—	(1)
Net cash flows from financing activities	(2,146)	40,634	6,610

Net change in cash	2,504	37,324	2,641
Cash and cash equivalents, beginning of period	44,078	6,754	4,113
Cash and cash equivalents, end of period	$46,582	$44,078	$6,754
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Nature of Business

MiMedx Group, Inc. (“MiMedx,” "the Company,” “we,” or “us”) operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories.  The Company's biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, and device technology CollaFix™ , which the Company has yet to commercialize.
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
Segment Reporting
ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has one operating segment.  Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment.  Thus, discrete financial information is not available for more than one operating segment.
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  In July 2010, the Federal Deposit Insurance Corporation (“FDIC”) increased coverage to $250,000 for substantially all depository accounts. As of December 31, 2014, the Company had cash and cash equivalents of approximately $44,600,000 in excess of the insured amounts.
The Company’s principal market concentration of risk is related to its limited distribution channels.  The Company's revenues include the distribution efforts of several independent companies as well as the Company's internal sales force. Significant revenues are derived from its relationship with one of its distributors, AvKare, Inc. which sells our products to the Federal government. For the years ended December 31, 2014, 2013 and 2012, AvKare revenue was 34%, 56%, and 40% of total revenue, respectively. Related receivables for the same time periods were 33%, 55%, and 53%, of total accounts receivable, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash and FDIC insured certificates of deposit held at various banks with an original maturity of three months or less.
Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized.  Generally, the Company does not require collateral or any other security to support its receivables.
Investments
Investments include FDIC insured certificates of deposit held at various banks and are classified as either Short term investments or Investments depending on their maturity date and are valued at cost, which approximates market value.
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
Goodwill and Purchased Intangible Assets
Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale of disposition of a significant portion of the business. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the Company was less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the Company is less than its carrying amount, then the Company would perform a two-step quantitative impairment testing. In the first step, the Company compares the fair value of the Company to its carrying value. The Company determines the fair value utilizing the market approach. Under the market approach, the Company uses its market capitalization which is calculated by taking the Company’s share price times the number of outstanding shares. If the fair value of the Company exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the Company is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the Company’s value is allocated to all of the assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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
Impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. The Company uses estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates.
During the fourth quarter of 2013, the Company chose to discontinue the HydroFix® product line. This action resulted in an impairment charge of approximately $368,000 related to the Licenses for SaluMedica LLC, Spine Repair and Polyvinyl Alcohol Cryogel. This item is included in our Statement of Operations for the year ended December 31, 2013. An impairment charge of approximately $1,800,000 had previously been booked in 2012.

Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to seven years.  Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful lives or the life of the lease. The Company is party to various lease arrangements for its facility space and equipment. These arrangements include interest, scheduled rent increases and rent holidays which are included in the determination of minimum lease payments when assessing lease classification, and are included in rent expense on a straight line basis over the lease term. See Notes 7 and 17 for further information regarding capital leases, operating leases and rent expense.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $594,000 of patent costs during 2014 and approximately $689,000 of patent costs during 2013. There were no patent costs capitalized in 2012.
Impairment of Long-lived Assets
The Company evaluates the recoverability of its long-lived assets (property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated.  If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. During the fourth quarter of 2013, the Company chose to discontinue the HydroFix® product line. This action resulted in a disposal loss of approximately $30,000. This item is included in the Consolidated Statements of Operations for the year ended December 31, 2013, as Selling, General and Administrative expenses.
Grant Income
The Company received a Regional Economic Business Assistance ("REBA") grant in the amount of $250,000 from the State of Georgia to help the Company defray certain expenses and capital expenditures related to the Company's expansion of manufacturing activities in the State.  In order to retain the grant monies the Company was required to add a certain number of full time positions and spend a certain amount on capital and operations expenditures by December 31, 2014. As of December 31, 2013, the Company had satisfied the grant requirements. Accordingly, the Company recorded the $250,000 as a reduction of Selling, General and Administrative expenses in the accompanying 2013 Consolidated Statements of Operations.
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
Revenue Recognition
The Company sells its products primarily through a combination of a direct sales force, independent stocking distributors and third - party representatives in the U.S. and independent distributors in international markets.  The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance.  In cases where the Company utilizes distributors or ships products directly to the end user, it recognizes revenue according to the shipping terms of the agreement provided all revenue recognition criteria have been met.  A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives.  For these products, revenue is recognized at the time the product has been used or implanted.  The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.

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
Uncertain Tax Positions
Tax positions are evaluated in a two-step process.  The Company first determines whether it is more likely than not that a tax position will be sustained upon examination.  If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.  The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. Based on the process stated above, no adjustments were recognized for uncertain tax positions at December 31, 2014.
Share-based Compensation
The Company accounts for its share- based compensation plans in accordance with FASB ASC topic 718 “Compensation- Stock compensation”. FASB ASC 718 requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock and warrants. Under the provisions of FASB ASC 718, and U. S. Securities and Exchange Commission Staff Accounting Bulleting No. 107, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight line basis over the requisite service period of the entire award (generally the vesting period of the award).
Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature and type of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, short term investments, accounts payable and accrued expenses. The carrying cost of the Company’s investments also reflects their fair values due to the type of these investments and the fair value of capital leases approximates its carrying value based upon current rates available to the Company.
Fair Value Measurements
The Company records certain financial instruments at fair value, including: cash equivalents, short term investments and investments.  The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2014, the Company has not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
The Company also measures certain non-financial assets at fair value on a non-recurring basis.  These non-recurring valuations include evaluating assets such as long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group, and accounting for business combinations.  The Company uses the fair value measurement framework to value these assets and reports these fair values in the periods in which they are recorded or written down.
The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels.  These levels from highest to lowest priority are as follows:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.
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
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements. All other ASUs issued effective and not yet effective for the year ended December 31, 2014, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Capital Resources
Net Working Capital
As of December 31, 2014, the Company had approximately $46,582,000 of cash and cash equivalents.  The Company reported total current assets of approximately $85,677,000 and current liabilities of approximately $18,404,000 and had net working capital of approximately $67,273,000.
Overall Liquidity and Capital Resources
  The Company's largest cash requirement for the twelve months ended December 31, 2014 was cash for general working capital needs. In addition, the Company's other cash requirements included capital expenditures, and repurchases of the Company's common stock. The Company funded its cash requirements through its existing cash reserves, and its operating activities which generated approximately $16,800,000 during the period. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents as well as its investments in FDIC insured certificates of deposit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

4.	Cash Equivalents and Short Term Investments
Included in Cash and cash equivalents as of December 31, 2014 are approximately $1,250,000 of FDIC insured certificates of deposit held with various financial institutions. Short term investments consist of approximately $5,750,000 of FDIC insured certificates of deposits held with various financial institutions. The cost of these instruments approximates their fair market value at December 31, 2014. As of December 31, 2013, Cash and cash equivalents consisted of cash balances only. There were no Short term investments as of December 31, 2013.

5.	Inventories

Inventories consisted of the following items as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Raw materials	$255	$202
Work in process	3,419	2,952
Finished goods	1,986	1,049
Inventory, gross	5,660	4,203
Reserve for obsolescence	(527)	(322)
Inventory, net	$5,133	$3,881

6.	Investments
Investments consist of FDIC insured certificates of deposit with various U.S. financial institutions that have maturities ranging from February 2016 to May 2016. The balance as of December 31, 2014 was approximately $3,250,000 and the cost approximates fair market value. There were no investments as of December 31, 2013.

7.	Property and Equipment
Property and equipment consist of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Leasehold improvements	$2,559	$2,320
Lab and clean room equipment	3,040	2,025
Furniture and equipment	2,398	1,241
Construction in Progress	949	802
Property and equipment, gross	8,946	6,388
Less accumulated depreciation	(3,499)	(2,302)
Property and equipment, net	$5,447	$4,086
Included in property and equipment is approximately $250,000 of capital leases. The corresponding liability is included in other liabilities in the accompanying condensed consolidated balance sheet. Also included is approximately $1,000,000 in leasehold improvements paid for by the landlord of our new facility with a corresponding liability included in long term liabilities, which is amortized over the term of the lease.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was approximately $1,197,000, $637,000, and $465,000, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

		December 31,
		2014	2013
	Weighted Average Amortization Lives	Cost	Cost
Licenses (a) (b)	10 years	$1,009	$1,009
Patents & Know How (b)	17 years	7,891	7,799
Customer & Supplier Relationships (b)	14 years	3,761	3,761
Tradenames & Trademarks (b)	indefinite	1,008	1,008
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	1,082	580
Total		14,776	14,182
Less Accumulated amortization		(3,931)	(3,003)
Net		$10,845	$11,179

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of December 31, 2014, this license had a remaining net book value of approximately $209,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. During 2014 approximately $92,000 of additional costs associated with patents granted during the year were capitalized and included in Patents & Know- How subject to amortization.

(c)
Capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the years ended December 31, 2014, 2013, and 2012, was approximately $928,000, $1,054,000, and $1,380,000, respectively.

Expected future amortization of intangible assets as of December 31, 2014, is as follows (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2015	$929
2016	929
2017	840
2018	830
2019	830
Thereafter	5,479
$9,837

9.	Long-Term Debt
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
In conjunction with the sale of the Notes, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  The warrants expire in December 2016.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 were recorded as deferred financing costs and were amortized over the term of the Notes using the effective interest method.  Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.
During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange, approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the Chief Executive Officer’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the year ended December 31, 2013 and approximately $1,714,000 during the year ended December 31, 2012.
Line of Credit
On May 1, 2014, the Company's $3,000,000 revolving line of credit with Bank of America, N.A. expired and the Company chose not to renew. There were no borrowings outstanding at any time under this facility.

10.	Net Income (loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and convertible debt using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$6,220	$(4,112)	$(7,663)
Denominator for basic earnings per share - weighted average shares	105,793,008	96,285,504	81,646,295
Effect of dilutive securities: Stock options and warrants outstanding and convertible debt (a)	7,502,496	—	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	113,295,504	96,285,504	81,646,295
Income (loss) per common share - basic	0.06	(0.04)	(0.09)
Income (loss) per common share - diluted	$0.05	$(0.04)	$(0.09)
(a)Securities outstanding that are included in the computation above, utilizing the treasury stock method for the year end December 31, 2014 are as follows:

Outstanding Stock Options	7,036,088
Outstanding Warrants	226,926
Restricted Stock Awards	239,482
7,502,496
Securities outstanding for years ended December 31, 2013 and 2012 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

11.	Common Stock Placements
Public Offering of Common Stock
In December of 2013, the Company completed a public offering ("The Offering”) of 5,750,000 shares of its common stock at $6.80 per share. Proceeds from The Offering net of underwriting expenses of the Offering were $36,704,000. In addition, the Company incurred approximately $194,000 in various legal fees for services related to The Offering.
Proceeds from The Offering are used for general corporate purposes, including, but not limited to, research, development and further commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures, working capital and future acquisitions of complementary businesses, technology or products, although we currently have no agreements or commitments with respect to any such investment or acquisition.

12.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2014, totaled 195,000.   On July 28, 2014, the Company's shareholders approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock that can be issued under the 2006 Plan to 26,500,000 at December 31, 2014.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	15,375,960	$2.46
Granted	3,132,969	$7.20
Exercised	(1,653,690)	$1.49
Unvested options forfeited	(296,680)	$4.09
Vested options expired	(84,332)	$0.81
Outstanding at December 31, 2014	16,474,227	$3.43	7.3	$133,360,210
Vested at December 31, 2014	9,280,650	$1.97	6.5	$88,716,569
Vested or expected to vest at December 31, 2014 (a)	16,198,892	$3.38	7.3	$131,953,654

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 were approximately $10,566,000, $8,864,000, and $719,000, respectively.
The intrinsic value of options vested during the years ended December 31, 2014, 2013 and 2012 were approximately $6,615,000, $3,351,000, and $1,851,000, respectively.

Following is a summary of stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	632,500	4.4	$0.72	632,500	$0.72
$0.87 - $1.35	5,861,595	6.6	1.20	4,989,245	1.19
$1.40 - $2.29	1,460,201	5.0	1.64	1,338,532	1.65
$2.33 - $3.75	1,737,339	7.7	2.77	1,079,147	2.78
$3.95 - $5.99	3,365,030	8.4	5.15	977,415	5.10
$6.02- $9.13	3,287,562	8.8	7.06	263,811	6.47
$9.22 - $10.99	130,000	9.9	10.42	—	—
	16,474,227	7.3	$3.43	9,280,650	$1.97

A summary of the status of the Company’s unvested stock options as of December 31, 2014 is presented below:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2014	8,568,228	$1.94
Granted	3,132,969	$4.18
Cancelled	(296,680)	$4.09
Vested	(4,210,940)	$1.58
Unvested at December 31, 2014	7,193,577	$3.08

Total unrecognized compensation expense at December 31, 2014, was approximately $15,084,000 and will be charged to expense ratably through December 2017.
The fair value of the options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options.  The term of employee options granted is derived using the “simplified method” which computes expected term as the midpoint between the weighted average time to vesting and the contractual maturity. The simplified method was used due to the Company’s lack of sufficient historical data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded.  The term for non-employee options is generally based upon the contractual term of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended December 31,
	2014	2013	2012
Expected volatility	58.14 - 64.5%	61.41 - 64.77%	45.7 - 64.3%
Expected life (in years)	6	6	6
Expected dividend yield	—	—	—
Risk-free interest rate	1.64 - 1.96%	0.85 - 1.88%	0.62 - 1.77%
The weighted-average grant date fair value for options granted during the years ended December 31, 2014 , 2013 and 2012 were approximately $4.18 , $3.08 and $1.07, respectively.
Restricted Stock Awards
Following is summary information for restricted stock awards for the years ended 2014 and 2013. Shares vest over a one to three year period. As of December 31, 2014, there was approximately $6,637,000 of total unrecognized stock-based compensation related to time-based, non-vested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.2 years.
Additionally, during the twelve months ended December 31, 2014, 8,411 shares of common stock valued at approximately $70,000 were issued under the 2006 Plan to a consultant in return for services performed.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	576,550	$5.53
Granted	862,739	$7.88
Vested	(209,671)	$5.71
Forfeited	(720)	$7.24
Unvested at December 31, 2014	1,228,898	$5.53

For the years ended December 31, 2014, 2013, and 2012 the Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$322	$279	$98
Research and development	660	417	289
Selling, general and administrative	10,471	5,314	2,152
	$11,453	$6,010	$2,539
Warrants
From time to time the Company has granted common stock warrants in connection with equity share purchases by investors as an additional incentive for providing long - term equity capital to the Company and as additional compensation to consultants and advisors.  The warrants were granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances.  The warrants were issued for terms of five years.
Common Stock warrants activity and resulting balances for the years ended December 31, 2014 and 2013 are as follows:

	Number of Warrants	Weighted- Average Exercise Price per Warrant
Warrants outstanding at January 1, 2014	1,284,816	$0.90
Warrants exercised	(1,242,416)	$0.90
Warrants outstanding at December 31, 2014	42,400	$1.09

Warrants may be exercised in whole or in part by:

•	notice given by the holder accompanied by payment of an amount equal to the warrant exercise price multiplied by the number of warrant shares being purchased; or

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

All of the Company's warrants are classified as equity as of December 31, 2014 and expire in December of 2016.
Treasury Stock
On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time, through December 31, 2014. On December 12, 2014, the Board extended this program until December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the year ended December 31, 2014, the Company purchased approximately 940,000 shares of its common stock for an aggregate purchase price of approximately $5,600,000. As of December 31, 2014, the Company had approximately $4,400,000 remaining under the repurchase program.

13.	Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets and liabilities:
Accruals and prepaids	$3,563	$1,404
Intangible assets	619	1,163
Property and equipment	(770)	(507)
R&D and other tax credits	2,086	1,369
Stock compensation	4,163	2,151
Charitable contributions	1	1
Federal and state basis difference	114	—
Net operating loss	6,382	14,663
Net deferred tax assets	$16,158	$20,244

Valuation allowance	(16,158)	(20,244)
	$—	$—
The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	December 31,
	2014	2013
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	9.58%	(2.48)%
Non deductible compensation	5.59%	—%
Meals & entertainment	5.55%	—%
Stock based compensation - ISO	21.73%	—%
Other	(5.92)%	12.73%
Valuation allowance	(58.73)%	(46.73)%
	11.80%	(2.48)%

Income taxes are based on estimates of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely. At December 31, 2014, the Company had a valuation allowance of approximately $16,158,000 recorded against the benefit of certain deferred tax assets. In assessing the recoverability of our deferred tax assets, we analyzed all evidence, both positive and negative. The Company considered, among other things, our deferred tax liabilities, our historical earnings and losses, projections of future income, and tax-planning strategies available to us in the relevant jurisdiction.
As a result of anticipated profitability for the year and positive trends in the foreseeable future, the Company may release all or a portion of this valuation allowance by the end of 2015. However, the exact timing and amount of the valuation allowance released are subject to change based on the level of profitability that the Company is able to actually achieve for the year and its visibility into future period results. The potential release of this valuation allowance during 2015 would have a material impact on the Company's recorded tax expense in the period of reversal. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

At December 31, 2014, the Company has income tax net operating loss ("NOL") carry forwards for federal and state purposes of approximately $15,323,000 and approximately $21,196,000, respectively. The Company has recorded a deferred tax asset for both federal and state income taxes of approximately $5,210,000 and approximately $1,172,000, respectively. If not utilized, the federal and state tax loss carry forwards will expire between 2026 and 2031.
As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014, and December 31, 2013, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by approximately $5,676,000 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The Company's net operating losses and credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. The Company has performed an analysis and determined that the limitation exceeds the utilization of NOLs in the current year and does not anticipate much limitation going forward.
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
The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2014, the Company’s tax years for 2011, 2012 and 2013 are subject to examination by the tax authorities. As of December 31, 2014, the Company is generally no longer subject to US federal, state, or local examinations by tax authorities for years before 2011.

14. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Twelve Months Ended December 31,
	2014	2013	2012
Cash paid for interest	$48	$36	$13
Income taxes paid	384	61	—
Purchases of equipment financed through capital leases	—	355	85
Stock issuance of 167,086 shares in lieu of Directors' fees	—	—	184
Deferred financing costs	—	27	20
Beneficial conversion related to Line of Credit with related party	—	—	514
Stock issuance in connection with Earn-Out Liability of 1,174,915 shares for 2013 and 2,632,576 shares for 2012	—	5,792	3,186
Stock issuance in exchange for convertible debt of 5,272,004 shares	—	5,272	—
Stock issuance of 1,403,630 shares for payment of Line of Credit with related party	—	—	1,403
Stock issuance of 15,958 shares in exchange for services performed	117	—	—
Stock issuance of 216,085 shares for exercise of cashless warrants	—	—	216
Stock issuance of 893,267 shares in payment of Convertible Secured Promissory Notes related to acquisition of Surgical Biologics	—	—	893
Tenant improvement incentive	—	997	—
Legal fees paid for public offering	—	102	—
Legal fees related to public offering included in accounts payable	—	30	—
Legal fees related to public offering included in accrued expenses	—	62	—

15.	Related Party Transactions
The Company has related party expense as described in the following table (in thousands):

	December 31,
	2014	2013	2012
Office space lease (a)	$—	$70	$48
Aircraft use (b)	10	11	—
Furniture (c)	41	—	—
Line of credit (d)	—	—	104
Convertible senior secured promissory notes (e)	—	—	50
	$51	$81	$202

(a)	payments related to the lease of office space from an entity owned by the Chairman of the Board and CEO

(b)	payments related to aircraft use from an entity owned by the Chairman of the Board and CEO

(c)	payment to Chairman of the Board and CEO for office furniture purchased for Company headquarters

(d)	interest related to a revolving secured line of credit extended by the Chairman of the Board and CEO dated March 31, 2011

(e)	interest related to the convertible senior secured promissory notes issued to the Chairman of the Board and CEO during the fourth quarter of 2011

16.	401k Plan
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed three months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $17,500 per year (annual limit for 2014). Employees age 50 or over in 2014 may make additional pre-tax contributions up to $5,500 above and beyond normal plan and legal limits.  Annually, the Company may elect to match employee contributions up to 6% of the employee’s compensation.  Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2014, 2013 and 2012.

17.	Commitments and Contingencies
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
The estimated annual payments are as follows (in thousands):

Year ended December 31,
2015	$2,094
2016	1,924
2017	1,535
2018	1,434
2019	120
$7,107
Rent expense for the years ended December 31, 2014, 2013 and 2012, was approximately $1,130,000, $1,000,000 and $485,000, respectively and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the leases for the Company's facilities we are obligated under standby letters of credit in the amount of approximately $500,000. These obligations are reduced at various times over the lives of the leases.
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
In November 2013, the FDA clarified the basis for its position regarding the micronized products. Specifically, the FDA explained its belief that “[c]ryo-milling cut, dehydrated amniotic/chorionic membrane results in a micron-sized powder and the loss of the tensile strength and elasticity that are essential characteristics of the original amniotic/chorionic tissue relating to its utility to function as a ‘physical membrane’ (i.e. covering, barrier).” The Company responded to the FDA that while it does not agree with the FDA’s position, it understands the FDA’s interest in further regulating this emerging technology. Accordingly, the Company proposed to the FDA that it would pursue the Investigational New Drug (“IND”) and Biologics License Application (“BLA”) process for certain micronized products, and, in parallel, also proposed to enter into negotiations with the FDA on a plan to transition the micronized products to licensed biological products and continue to market the micronized products under specific conditions.

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

The Company also requested a transition agreement to allow it to continue to market its current micronized products for certain specified uses while pursuing one or more BLAs. The Agency continues to assert that the current form of the Company’s micronized products are more than minimally manipulated and therefore are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company has conducted tests and has engaged independent laboratories to conduct tests that confirm that tensile strength and modulus of elasticity are not diminished by the process used by the Company to create its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier.

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions as well as internally inconsistent and is scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts either prior to or after finalization of the Draft Guidance, it may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the Draft Guidance and could even require the

Company to recall its micronized products. Revenues from micronized products comprised approximately 14% of the Company's revenues in 2014.

Following the publication of the Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock dropped sharply and several purported class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s belief that its products were 361 HCT/Ps, including its micronized products. These cases have now all been removed to, and consolidated in, the United States District Court for the Northern District of Georgia. By order dated December 9, 2013, the Court approved the appointment of a lead plaintiff and a lead counsel. A Consolidated Amended Class Action Complaint, containing substantially the same causes of action and claims for relief as the initial complaints, was filed on January 27, 2014. The case is currently in the discovery phase. The Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.
Other Shareholder Litigation
On February 19, 2015, one of the law firms that filed one of the class action lawsuits referenced above filed a separate purported class action lawsuit against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s receipt of a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG. The subpoena is discussed in more detail below. The Company has not yet been served in the lawsuit. If and when it is served, the Company intends to vigorously defend the suit. Currently, the Company believes that the outcome of this litigation will not have a material adverse impact on the Company's financial position or results of operations.
Patent Litigation
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of certain of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company’s patents through the manufacturing and sale of tissue graft products. The defendants have denied the allegations in the Complaint. They also have raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The lawsuits currently are in the discovery and claim construction phases. In addition to defending the pending district court litigations, to avoid the high burden of proof required to prove invalidity of our patent claims in the district court litigation, the defendants have filed several requests for inter-partes review by the Patent Trial and Appeal Board seeking to invalidate some of our patent claims.
On March 2, 2015, the Company filed a patent infringement lawsuit against Nutech Medical, Inc. (“Nutech”) and DCI Donor Services, Inc. (“DCI”) for permanent injunctive relief and unspecified damages.  This lawsuit has been filed in the United States District Court for the Northern District of Alabama.  The lawsuit alleges that Nutech and DCI have infringed and continue to infringe MiMedx’s patents through the manufacture, use , sale, and/or offering of their tissue graft product.  The lawsuit also asserts that Nutech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers.

OIG Subpoena
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. This Company is cooperating fully with the government in its investigation, and has produced numerous responsive documents.

18.	Quarterly Financial Data (Unaudited) (in thousands except per share data)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	2014	$19,559	$25,573	$33,518	$39,573
	2013	11,556	13,515	16,116	17,994
	2012	3,706	4,884	7,954	10,509

GROSS MARGIN	2014	$16,582	$22,833	$30,170	$35,973
	2013	9,651	11,316	14,002	14,883
	2012	2,747	3,769	6,529	8,820

NET INCOME	2014	$(922)	$(390)	$3,700	$3,832
	2013	(1,620)	(757)	(307)	(1,427)
	2012	(1,094)	(744)	(4,219)	(1,605)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	2014	$(0.01)	$—	$0.03	$0.04
	2013	(0.02)	(0.01)	—	(0.01)
	2012	(0.01)	(0.01)	(0.05)	(0.01)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	2014	$(0.01)	$—	$0.03	$0.03
	2013	(0.02)	(0.01)	—	(0.01)
	2012	(0.01)	(0.01)	(0.05)	(0.01)

19. Subsequent Events

On January 6, 2015, the Company's Board of Directors increased the Company’s authorization for its share repurchase plan from $10,000,000 to $20,000,000. From January 1, 2015 to the date of this report the Company has purchased approximately $12,300,000 of common stock under this plan bringing the total spending under the plan to $17,800,000.
On February 24, 2015, the Company entered into a lease agreement under which the Company will lease approximately 26,000 square feet of office space in Marietta, Georgia. The initial term of the lease agreement is sixty three (63) months commencing on June 1, 2015. Base rental payments over the term of the lease total approximately $1,600,000.
On March 5, 2015, Anthem Insurance Companies, Inc. ("Anthem") approved EpiFix for coverage to treat Diabetic Foot Ulcers (DFUs) and Venus Leg Ulcers (VLUs).  Anthem has 34,000,000+ members across 14 states.  With the addition of Anthem, MiMedx has now secured coverage for EpiFix for approximately 149 million covered lives which represents about 60% of the total covered lives available with the commercial carriers.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012 (in thousands)

	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year

For the Year ended December 31, 2014
Allowance for doubtful accounts	$407	$1,357	$(14)	$1,750
Allowance for product returns	215	2,215	(1,589)	841
Allowance for obsolescence	322	405	(200)	527

For the Year ended December 31, 2013
Allowance for doubtful accounts	$49	$391	$(33)	$407
Allowance for product returns	89	917	(791)	215
Allowance for obsolescence	159	213	(50)	322

For the Year ended December 31, 2012
Allowance for doubtful accounts	$19	$57	$(27)	$49
Allowance for product returns	88	394	(393)	89
Allowance for obsolescence	53	106	—	159

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.
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
Cherry Bekaert LLP, an independent registered accounting firm, as auditors of our financial statements have issued an attestation report on the effectiveness of the Company’s and its subsidiaries’ internal control over financial reporting as of December 31, 2014. Cherry Bekaert LLP's report is included in this report.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item will be contained in our definitive proxy statement relating to our 2015 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” or similar captions which are incorporated herein by reference.

We have adopted our “Code of Business Conduct and Ethics” and a copy is posted on our website at www.mimedx.com.  In the event that we amend any of the provisions of this Code of Business Conduct and Ethics that require disclosure under applicable law, SEC rules or listing standards, we intend to disclose such amendment on our website.

Any waiver of the Code of Business Conduct and Ethics for any executive officer or director must be approved by the Board and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.

Item 11. Executive Compensation

Information required by this Item will be contained in our definitive proxy statement relating to our 2015 Annual Meeting of Shareholders under the caption “Executive Compensation,” or similar caption which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in our definitive proxy statement relating to our 2015 Annual Meeting of Shareholders under the captions “Stock Ownership",” “Executive Compensation,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in our definitive proxy statement relating to our 2015 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions,” and "Election of Directors" or similar captions which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item will be contained in our definitive proxy statement relating to our 2015 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors,” or similar captions which are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

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

10.2*	Form of Restricted Stock Agreement for Non-employee Directors (Incorporated by reference to Exhibit 10.66 to the Registrant's Form 10-Q filed on August 8, 2013)
10.3*	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K filed on March 4, 2014)
10.4*	Form of Incentive Award Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed on March 4, 2014)
10.5*
Form of Nonqualified Incentive Award Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed on March 4, 2014)

10.6*
MiMedx, Inc. 2005 Assumed Stock Plan, formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 8-K filed February 8, 2008)

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

10.54*	2013 Management Incentive Plan and 2013 Operating Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K filed March 12, 2013)
10.55*	2014 Management Incentive Plan and 2014 Operating Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K filed March 3, 2014)
10.56*	2015 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant's Form 8-K filed February 26, 2015)
10.60**	Product Distribution Agreement by and between AvKARE, Inc. and MiMedx Group, Inc. dated April 19, 2012 (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed March 15, 2013)
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

10.65*	Lease by and between Hub Properties of GA, LLC and MiMedx Group, Inc., effective May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 10, 1013)
21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
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

March 13, 2015	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit	Chief Executive Officer and Chairman	March 13, 2015
Parker H. Petit	(principal executive officer)

/s/: Michael J. Senken	Chief Financial Officer	March 13, 2015
Michael J. Senken	(principal financial and accounting officer)

/s/: Joseph G. Bleser	Director	March 13, 2015
Joseph G. Bleser

/s/: J. Terry Dewberry	Director	March 13, 2015
J. Terry Dewberry

/s/: Charles Evans	Director	March 13, 2015
Charles Evans

/s/: Bruce Hack	Director	March 13, 2015
Bruce Hack

/s/: Charles E. Koob	Director	March 13, 2015
Charles E. Koob

/s/: Larry W. Papasan	Director	March 13, 2015
Larry W. Papasan

/s/: William C. Taylor	Director	March 13, 2015
William C. Taylor

/s/: Neil Yeston	Director	March 13, 2015
Neil Yeston