Form 10-Q
period 2015-03-31
MIMEDX GROUP, INC.
filed 2015-05-01
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes ☐ No ☒

As of April 15, 2015, there were 108,630,057 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,696	$46,582
Short term investments	6,000	5,750
Accounts receivable, net	31,001	26,672
Inventory, net	4,248	5,133
Prepaid expenses and other current assets	2,341	1,540
Total current assets	82,286	85,677
Investments	2,500	3,250
Property and equipment, net of accumulated depreciation	6,440	5,447
Goodwill	4,040	4,040
Intangible assets, net of accumulated amortization	10,813	10,845
Other assets	26	—
Total assets	$106,105	$109,259
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,379	$3,661
Accrued compensation	8,720	11,523
Accrued expenses	3,615	2,504
Other current liabilities	746	716
Total current liabilities	18,460	18,404
Other liabilities	1,244	1,526
Total liabilities	19,704	19,930
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 130,000,000 shares authorized; 109,468,759 issued and 108,491,478 outstanding at March 31, 2015 and 108,776,247 issued and 107,789,611 outstanding at December 31, 2014	109	108
Additional paid-in capital	158,401	162,433
Treasury stock at cost: 977,281 shares at March 31, 2015 and 986,636 shares at December 31, 2014	(8,621)	(5,637)
Accumulated deficit	(63,488)	(67,575)
Total stockholders' equity	86,401	89,329
Total liabilities and stockholders' equity	$106,105	$109,259
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except, share and per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$40,767	$19,559
Cost of sales	5,148	2,977
Gross margin	35,619	16,582

Operating expenses:
Research and development expenses	1,831	1,390
Selling, general and administrative expenses	29,308	15,852
Amortization of intangible assets	233	231
Operating income (loss)	4,247	(891)

Other income (expense), net
Interest expense, net	(14)	(21)

Income (loss) before income tax provision	4,233	(912)
Income tax provision	(146)	(10)

Net Income (loss)	$4,087	$(922)

Net income (loss) per common share - basic	$0.04	$(0.01)

Net income (loss) per common share - diluted	$0.04	$(0.01)

Weighted average shares outstanding - basic	105,820,335	105,358,694

Weighted average shares outstanding - diluted	113,638,551	105,358,694
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-in	Treasury Stock
	Shares	Amount	Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2014	108,776,247	$108	$162,433	986,636	$(5,637)	(67,575)	$89,329
Share-based compensation expense	—	—	3,933	—	—	—	3,933
Exercise of stock options	647,656	1	222	(112,500)	1,053	—	1,276
Exercise of warrants	—	—	—	—	—	—	—
Issuance of restricted stock	34,250	—	(8,258)	(1,256,608)	8,258	—	—
Restricted stock shares cancelled/forfeited	(715)	—	—	—	—	—	—
Shares issued for services performed	11,321	—	71	—	—	—	71
Stock repurchase	—	—	—	1,359,753	(12,295)	—	(12,295)
Net income (loss)	—	—	—	—	—	4,087	4,087
Balance March 31, 2015	109,468,759	$109	$158,401	977,281	$(8,621)	$(63,488)	$86,401

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$4,087	$(922)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	354	263
Amortization of intangible assets	233	231
Share-based compensation	3,933	2,372
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(4,329)	(2,874)
Inventory	885	242
Prepaid expenses and other current assets	(801)	(942)
Other assets	(26)	—
Accounts payable	1,789	128
Accrued compensation	(2,803)	(175)
Accrued expenses	1,111	(37)
Other liabilities	(223)	102
Net cash flows from operating activities	4,210	(1,612)

Cash flows from investing activities:
Purchases of equipment	(1,347)	(466)
Fixed maturity securities redemption	500	—
Patent application costs	(201)	(168)
Net cash flows from investing activities	(1,048)	(634)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,276	445
Proceeds from exercise of warrants	—	775
Stock repurchase	(12,295)	—
Payments under capital lease obligations	(29)	(33)
Net cash flows from financing activities	(11,048)	1,187

Net change in cash	(7,886)	(1,059)

Cash and cash equivalents, beginning of period	46,582	44,078
Cash and cash equivalents, end of period	$38,696	$43,019
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The Company's biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, and device technology, CollaFix™, which the Company has yet to commercialize.

2.	Significant Accounting Policies
Please see Note 2 to the Company's Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2014, for a description of all significant accounting policies.
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
Revenue Recognition
The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all other revenue recognition criteria have been met. A portion of the Company's revenue is generated from inventory maintained at hospitals or with the field representatives. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $201,000 of patent costs during the first three months of 2015. The Company capitalized approximately $168,000 of patent costs during the first three months of 2014.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first - in first - out (FIFO) basis.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued effective and not yet effective. In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements. All other ASUs issued effective and not yet effective for the three months ended March 31, 2015, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of March 31, 2015, the Company had approximately $38,696,000 of cash and cash equivalents.  The Company reported total current assets of approximately $82,286,000 and current liabilities of approximately $18,460,000 as of March 31, 2015.  The Company believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Short Term Investments
Short term investments consist of approximately $6,000,000 of FDIC insured certificates of deposit held with various financial institutions as of March 31, 2015. Short term investments consisted of approximately $5,750,000 of FDIC insured certificates of deposit at December 31, 2014. The cost of these instruments approximates their fair market value at March 31, 2015 and December 31, 2014.

5.	Inventories
Inventories consisted of the following items as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$251	$255
Work in process	2,632	3,419
Finished goods	1,917	1,986
Inventory, gross	4,800	5,660
Reserve for obsolescence	(552)	(527)
Inventory, net	$4,248	$5,133

6.	Investments
Investments consist of FDIC insured certificates of deposit with various U.S. financial institutions that mature in May 2016. The balances as of March 31, 2015, and December 31, 2014 were approximately $2,500,000 and $3,250,000, respectively and the cost approximates fair market value.

7.	Property and Equipment
Property and equipment consist of the following as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Leasehold improvements	$2,589	$2,559
Lab and clean room equipment	3,176	3,040
Furniture and office equipment	2,600	2,398
Construction in progress	1,928	949
Property and equipment, gross	10,293	8,946
Less accumulated depreciation	(3,853)	(3,499)
Property and equipment, net	$6,440	$5,447
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $221,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the three months ended March 31, 2015 and 2014, was approximately $354,000 and $263,000, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2015	December 31, 2014
		Cost	Cost
Licenses (a) (b)	10 years	$1,009	$1,009
Patents & Know How (b)	17 years	7,893	7,891
Customer & Supplier Relationships (b)	14 years	3,761	3,761
Tradenames & Trademarks (b)	indefinite	1,008	1,008
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	1,281	1,082
Total		14,977	14,776
Less Accumulated amortization		(4,164)	(3,931)
Net		$10,813	$10,845

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of March 31, 2015, this license had a remaining net book value of approximately $184,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the three months ended March 31, 2015 an additional $2,333 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the three months ended March 31, 2015 and 2014, was approximately $233,000, and $231,000, respectively.
Expected future amortization of intangible assets as of March 31, 2015, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2015 (a)	$697
2016	929
2017	840
2018	830
2019	830
Thereafter	5,679
$9,805
(a) Estimated amortization expense for the year ending December 31, 2015, includes only amortization to be recorded after March 31, 2015.

9.	Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share data):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$4,087	$(922)
Denominator for basic earnings per share - weighted average shares	105,820,335	105,358,694
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	7,818,216	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	113,638,551	105,358,694
Income (loss) per common share - basic	$0.04	$(0.01)
Income (loss) per common share - diluted	$0.04	$(0.01)

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method for the three months ended March 31, 2015, are as follows:

Outstanding Stock Options	7,392,355
Outstanding Warrants	42,400
Restricted Stock Awards	383,461
7,818,216
Securities outstanding for the three months ended March 31, 2014 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

10.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2015 totaled 195,000.  On July 28, 2014, the Company's shareholders approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock that can be issued under the 2006 Plan to 26,500,000 at March 31, 2015.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	16,474,227	$3.43
Granted	57,600	9.55
Exercised	(760,156)	1.68
Unvested options forfeited	(140,996)	6.43
Outstanding at March 31, 2015	15,630,675	3.51	7.1	$107,655,519
Vested at March 31, 2015	10,940,415	2.51	6.6	$86,267,905
Vested or expected to vest at March 31, 2015 (a)	15,419,100	$3.47	7.1	$106,858,970

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the three months ended March 31, 2015, was approximately $6,402,516.

Following is a summary of stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	4.1	$0.72	441,429	$0.72
$0.87 - $1.35	5,544,494	6.4	1.20	5,519,492	1.20
$1.40 - $2.29	1,361,717	4.7	1.64	1,240,048	1.65
$2.33 - $3.75	1,668,922	7.4	2.77	1,015,730	2.78
$3.95 - $5.99	3,246,711	8.1	5.18	1,790,263	5.1
$6.02 - $9.13	3,184,802	8.5	7.06	933,453	7.07
$9.22- $10.99	182,600	9.7	10.13	—	—
	15,630,675	7.1	$3.51	10,940,415	$2.51

Total unrecognized compensation expense related to granted stock options at March 31, 2015, was approximately $12,426,694 and will be charged to expense ratably through February 2018.
The fair value of options granted by the Company is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate.  Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the options.  The term of employee options granted is derived using the “simplified method,” which computes expected term as the mid point between the weighted average time to vesting and the contractual maturity. The simplified method was used due to the Company's lack of sufficient historical data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded.  The term for non-employee options is generally based upon the contractual term of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term or contractual term as described.
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended March 31,
	2015	2014
Expected volatility	56.8- 58.1%	64.1 - 64.5%
Expected life (in years)	6.0	6.0
Expected dividend yield	—	—
Risk-free interest rate	1.57% - 1.66%	1.69% - 1.96%
The weighted-average grant date fair value for options granted during the three months ended March 31, 2015, was approximately $5.13.
Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	1,228,898	$7.16
Granted	1,290,858	9.52
Vested	(232,691)	6.54
Forfeited	(715)	7.24
Unvested at March 31, 2015	2,286,350	$8.56
As of March 31, 2015, there was approximately $17,989,017 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.6 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at March 31, 2015.
For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$95	$97
Research and development	186	160
Selling, general and administrative	3,652	2,115
	$3,933	$2,372

Warrants
As of March 31, 2015, the Company had 42,400 common stock warrants with an exercise price of $1.09 outstanding representing compensation to consultants and advisors in connection with previous debt offerings. The warrants expire in December 2016 and are classified as equity.
Treasury Stock
On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time, through December 31, 2014. On December 12, 2014, the Board extended this program until December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the three months ended March 31, 2015, the Company purchased 1,359,753 shares of its common stock for an aggregate purchase price of approximately $12,254,000 before brokerage commissions of approximately $41,000. As of March 31, 2015, the Company had approximately $2,162,000 remaining under the repurchase program.
Additionally, for the three months ended March 31, 2015, the Company reissued 1,369,108 shares from the Treasury for restricted stock grants and stock option exercises with an aggregate carrying value of $9,310,268.

11.	Income taxes

The effective tax rates for continuing operations of 3.4% and (1.1%), respectively, for the three months ended March 31, 2015 and March 31, 2014, were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against the Company's U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2015, does not include the expense of the current period U.S. taxable income. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of March 31, 2015. As a result, income tax expense for the three months ended March 31, 2015, is primarily due to income tax expense in certain state jurisdictions.

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

12.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$14	$21
Income taxes paid	363	7
Stock issuance of 11,321 shares in exchange for services performed	71	—

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the Capital Leases noted above in Note 7, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next four years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments for meeting space and to various charitable organizations. The estimated annual lease payments, meeting space and charitable organization commitments are as follows (in thousands):

12-month period ended March 31
2016	$2,326
2017	1,502
2018	1,520
2019	1,192
Thereafter	—
$6,540
Rent expense for the three months ended March 31, 2015 and 2014, was approximately $284,000 and $282,000, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $500,000. These obligations are reduced at various times over the life of the lease.
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
On July 22, 2014, the Company filed its first IND application with the FDA. The application was allowed, paving the way for a Phase IIB clinical trial of its micronized product for a specified indication of use in anticipation of a BLA, which the Company expects to submit at a future date.  The clinical trial is expected to enroll approximately 150 patients in 10 - 20 clinical sites in the U.S. The Company initiated the trial in March of 2015.

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

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions, and is internally inconsistent and is scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

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
OIG Subpoena And Other Shareholder Litigation
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of a subpoena. While it is still possible that the qui tam action could be brought privately by the relator and the government could opt to intervene in the qui tam action at a later date, the Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.

On February 19, 2015, a separate purported class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the

Company’s receipt of the subpoena discussed above. On April 22, 2015, the plaintiffs voluntarily dismissed this purported class action lawsuit against the Company.
Patent Litigation
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of certain of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company’s patents through the manufacturing and sale of tissue graft products. The defendants have denied the allegations in the Complaint. They also have raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The lawsuits currently are in the discovery and claim construction phases. In addition to defending the pending district court litigations, to avoid the high burden of proof required to prove invalidity of the Company's patent claims in the district court litigation, the defendants have filed several requests for inter-partes review by the Patent Trial and Appeal Board seeking to invalidate some of the Company's patent claims.
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

14.	Subsequent Events
On April 27, 2015, the Company's Board of Directors increased the authorization under the share repurchase program from $20,000,000 to $30,000,000.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three Months Ended March 31, 2015 and 2014 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the Quarter ended March 31, 2015
Allowance for doubtful accounts	$1,750	$260	$—	$2,010
Allowance for product returns	841	709	(606)	944
Allowance for obsolescence	527	130	(105)	552

For the Quarter ended March 31, 2014
Allowance for doubtful accounts	$407	$125	$(6)	$526
Allowance for product returns	215	201	(111)	305
Allowance for obsolescence	322	24	(23)	323

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind the Company's mission to give physicians products and tissues to help the body heal itself. The Company's biomaterial platform technologies include its tissue technologies, AmnioFix® and EpiFix®. The Company's tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through MiMedx's donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. MiMedx processes the human amniotic membrane utilizing its proprietary Purion® Process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over 400,000 allografts for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.
Recent Events

Draft Guidance

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier. The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and FDA’s prior positions, and is internally inconsistent and scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations as the case may be have been fully vetted through a process of notice and comment rule making. Preliminarily, FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

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
Sales to Government Accounts

In 2014, we provided products to Government accounts, including the Department of Veteran's Affairs, through a distributor relationship with AvKARE, Inc. ("AvKARE"), which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) Contractor.   In 2014, we applied for, and in early 2015 received, our own FSS contract with a term through 2020, which allows us to sell directly to Government accounts. The initial term of the distribution agreement with AvKARE was due to expire in April 2015. In April 2015, we entered into an amendment to the distributor agreement with AvKARE to extend the distribution agreement through June 30, 2016, with the ability to further extend under certain circumstances. The amendment allows the Company to begin selling its products directly on the FSS. Ultimately, we intend to transition all of our Government sales to sales sold directly to Government accounts on the FSS.
OIG Subpoena And Related Shareholder Litigation
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of a subpoena. While it is still possible that the qui tam action could be brought privately by the relator and the government could opt to intervene in the qui tam action at a later date, the Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.

On February 19, 2015, a purported class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s receipt of the subpoena discussed above. On April 22, 2015, the plaintiffs voluntarily dismissed this purported class action lawsuit against the Company.

Results of Operations Comparison for the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014
Revenue
Total revenue increased approximately $21.2 million, or 108%, to $40.8 million for the three months ended March 31, 2015, as compared to $19.6 million for the three months ended March 31, 2014. The increase in revenue as compared to the prior year is due to increased wound care sales of EpiFix® and surgical sales of AmnioFix® in both commercial and government accounts.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 12.6% from 15.2% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.
Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.4 million, or 31.7% , to $1.8 million during the three months ended March 31, 2015, compared to approximately $1.4 million in the prior year. The increase is primarily related to increased investments in clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended March 31, 2015, increased approximately $13.5 million to $29.3 million compared to $15.9 million for the three months ended March 31, 2014. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation. Additional spending increases included support costs related to medical reimbursement, including the Company's reimbursement hotline, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Net Interest Expense
The Company recorded net interest expense of approximately $14,000 during the three months ended March 31, 2015, compared with approximately $21,000 of net interest expense during the three months ended March 31, 2014.
Liquidity and Capital Resources
Revenue continues to increase quarter - over - quarter while management strives to maintain tight controls over spending. As of March 31, 2015, the Company had approximately $38.7 million of cash and cash equivalents. The Company reported total current assets of approximately $82.3 million and total current liabilities of approximately $18.5 million at March 31, 2015, which represents a current ratio of 4.5 as of March 31, 2015. Management believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents as well as its investments in certificates of deposit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.
On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time, through December 31, 2014. On December 12, 2014, the Board extended this program until December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000.
For the three months ended March 31, 2015, the Company purchased approximately 1,359,753 shares of its common stock for an aggregate purchase price of approximately $12,254,000, before brokerage commissions of approximately $41,000 bringing the total amount spent under the program to approximately $17,838,000. As of March 31, 2015, the Company had approximately $2,162,000 remaining under the repurchase program.
On April 27, 2015, the authorization was further increased from $20,000,000 to $30,000,000. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Contingencies
See Part II, Item 1. Legal Proceedings herein.

Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of March 31, 2015 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years
Capital lease obligations	$221	$118	$103	$—
Operating lease obligations	5,673	1,459	3,022	1,192
Charitable contribution obligations	400	400	—	—
Meeting space commitments	467	467	—	—
	$6,761	$2,444	$3,125	$1,192
Discussion of cash flows
Net cash from operations during the three months ended March 31, 2015, increased approximately $5.8 million to approximately $4.2 million compared to $1.6 million used in operating activities for the three months ended March 31, 2014, primarily attributable to the generation of net income compared to a net loss for the previous year and the increase in adjustments to net income for share-based compensation.
Net cash used in investing activities during the three months ended March 31, 2015, was $1.0 million compared to $0.6 million for 2014. Funds were used to purchase equipment to expand production capacity and capitalize patent application costs.
Net cash used in financing activities during the three months ended March 31, 2015, increased approximately $12.2 million to $11.0 million compared to $1.2 million of cash flows received from financing activities during the three months ended March 31, 2014. Cash flows used in financing activities during the three months include approximately $12.3 million for stock repurchases, partially offset by $1.3 million from the exercise of stock options. For the three months ended March 31, 2014, the Company received approximately $1.2 million in total from the exercise of warrants and stock options.
Due to the material amount of non-cash related items included in the Company results of operations, the Company reports an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Company's Adjusted EBITDA for the three months ended March 31, 2015, was approximately $8.8 million which is an improvement of $6.8 million as compared to the three months ended March 31, 2014. The improvement was primarily the result of the generation of greater revenue and resulting net income compared to a net loss for the prior year.

Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss) the most comparable financial measure reported under GAAP for the three months ended March 31, 2015 and 2014, (in thousands), respectively.

	Three Months Ended March 31,
	2015	2014
Net Income (Loss) (Per GAAP)	$4,087	$(922)

Add back:
Income Taxes	146	10
Other Interest Expense, net	14	21
Depreciation Expense	354	263
Amortization Expense	233	231
Share-Based Compensation	3,933	2,372
Income Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation (Adjusted EBITDA)	$8,767	$1,975
Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company's accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of a subpoena. While it is still possible that the qui tam action could be brought privately by the relator and the government could opt to intervene in the qui tam action at a later date, the Company currently believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.

On February 19, 2015, a separate purported class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the Southern District of New York. The suit alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to various statements and alleged omissions related to the Company’s receipt of the subpoena discussed above. On April 22, 2015, the plaintiffs voluntarily dismissed this purported class action lawsuit against the Company.

On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The suit was filed in the United States District Court for the Northern District of Georgia. In the suit, MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the processor and Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, the defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages. The lawsuit was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed the Company’s patents through the manufacturing and sale of tissue graft products. On July 10, 2014, the defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The lawsuits currently are in the discovery and claim construction phases. In addition to defending the claims in the pending district court litigations, defendants in each case, have challenged certain of the Company's patents in several inter-partes review proceedings to avoid the high burden of proof of proving invalidity by “clear and convincing evidence” in the district court litigations. An inter partes review is a request for a specialized group within the USPTO to review the validity of plaintiff’s patent claims. The Texas Defendants have challenged the validity of the Company's 8,597,687 and 8,709,494 patents; while the Georgia defendants have challenged the validity of the Company's 8,372,437 and 8,323,701 patents. The Company has successfully defeated an attempt by defendants to stay the litigation in Texas and Georgia pending the outcome of the inter-partes review.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2014, MiMedx Group, Inc. (the “Company”) announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time through December 31, 2014. On December 12, 2014, the Board extended this program to December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000 and on April 27, 2015, the authorization was further increased to $30,000,000. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The following is a summary of the Company's stock repurchases, before brokerage commissions of approximately $41,000, for the quarter ended March 31, 2015:

	Total number of shares purchased	Average price paid per share	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining January 1, 2015				$4,416,321

January 6, 2015 increased spending authorization				$10,000,000

January 1, 2015 - January 31, 2015	1,238,753	$9.09	$11,259,725	$3,156,596

February 1, 2015 - February 28, 2015	121,000	$8.22	$994,388	$2,162,208

March 1, 2015 - March 31, 2015	—	—	—	$2,162,208

Total for the quarter	1,359,753		$12,254,113

During the three months ended March 31, 2015, the Company issued 11,321 shares of common stock to a limited liability company in return for services performed in connection with research and development activities. The above securities were issued pursuant to an exemption from registration of the shares under Section 4(a)(2) of the Securities Act of 1933, as amended, as a sale not involving a public offering.

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

3.5		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.6		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.1 #		MiMedx Group, Inc. 2015 Management Incentive Plan (MIP)
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2015
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)