Form 10-Q
period 2015-06-30
MIMEDX GROUP, INC.
filed 2015-08-07
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes ☐ No ☒

As of July 15, 2015, there were 108,908,536 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,601	$46,582
Short term investments	7,250	5,750
Accounts receivable, net	39,448	26,672
Inventory, net	3,860	5,133
Prepaid expenses and other current assets	2,647	1,540
Total current assets	91,806	85,677
Investments	—	3,250
Property and equipment, net of accumulated depreciation	7,184	5,447
Goodwill	4,040	4,040
Intangible assets, net of accumulated amortization	10,781	10,845
Other assets	26	—
Total assets	$113,837	$109,259
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,614	$3,661
Accrued compensation	9,661	11,523
Accrued expenses	3,725	2,504
Other current liabilities	461	716
Total current liabilities	19,461	18,404
Other liabilities	1,136	1,526
Total liabilities	20,597	19,930
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 109,467,416 issued and 108,903,364 outstanding at June 30, 2015 and 108,776,247 issued and 107,789,611 outstanding at December 31, 2014	109	108
Additional paid-in capital	156,401	162,433
Treasury stock at cost: 564,052 shares at June 30, 2015 and 986,636 shares at December 31, 2014	(5,212)	(5,637)
Accumulated deficit	(58,058)	(67,575)
Total stockholders' equity	93,240	89,329
Total liabilities and stockholders' equity	$113,837	$109,259
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$45,679	$25,573	$86,446	$45,132
Cost of sales	5,089	2,740	10,237	5,717
Gross margin	40,590	22,833	76,209	39,415

Operating expenses:
Research and development expenses	2,054	1,800	3,885	3,190
Selling, general and administrative expenses	32,651	21,193	61,960	37,045
Amortization of intangible assets	233	232	465	463
Operating income (loss)	5,652	(392)	9,899	(1,283)

Other income (expense), net
Interest income (expense), net	1	(8)	(13)	(29)

Income (loss) before income tax provision	5,653	(400)	9,886	(1,312)
Income tax provision	(223)	10	(369)	—

Net income (loss)	$5,430	$(390)	$9,517	$(1,312)

Net income (loss) per common share - basic	$0.05	$0.00	$0.09	$(0.01)

Net income (loss) per common share - diluted	$0.05	$0.00	$0.08	$(0.01)

Weighted average shares outstanding - basic	106,211,120	105,757,178	106,013,752	105,552,330

Weighted average shares outstanding - diluted	114,186,329	105,757,178	113,892,087	105,552,330
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid - in Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2014	108,776,247	$108	$162,433	986,636	$(5,637)	$(67,575)	$89,329
Share-based compensation expense	—	—	8,186	—	—	—	8,186
Exercise of stock options	647,656	1	(3,745)	(715,944)	6,485	—	2,741
Exercise of warrants	—	—	—	—	—	—	—
Issuance of restricted stock	34,250	—	(10,734)	(1,541,504)	10,734	—	—
Restricted stock shares cancelled/forfeited	(2,058)	—	153	16,111	(153)	—	—
Shares issued for services performed	11,321	—	108	—	—	—	108
Stock repurchase	—	—	—	1,818,753	(16,641)	—	(16,641)
Net income	—	—	—	—	—	9,517	9,517
Balance June 30, 2015	109,467,416	$109	$156,401	564,052	$(5,212)	$(58,058)	$93,240

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,517	$(1,312)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	776	551
Amortization of intangible assets	465	463
Share-based compensation	8,186	5,139
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(12,776)	(4,407)
Inventory	1,274	(349)
Prepaid expenses and other current assets	(1,106)	(988)
Other assets	(26)	—
Accounts payable	2,060	(45)
Accrued compensation	(1,862)	566
Accrued expenses	1,221	(268)
Other liabilities	(586)	218
Net cash flows from operating activities	7,143	(432)

Cash flows from investing activities:
Purchases of equipment	(2,513)	(1,145)
Fixed maturity securities redemption	1,750	—
Patent application costs	(402)	(289)
Net cash flows from investing activities	(1,165)	(1,434)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,741	775
Proceeds from exercise of warrants	—	883
Stock repurchase	(16,641)	(4,563)
Payments under capital lease obligations	(59)	(62)
Net cash flows from financing activities	(13,959)	(2,967)

Net change in cash	(7,981)	(4,833)

Cash and cash equivalents, beginning of period	46,582	44,078
Cash and cash equivalents, end of period	$38,601	$39,245
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Revenue Recognition
The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all other revenue recognition criteria have been met. A portion of the Company's revenue is generated from inventory maintained at hospitals. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $402,000 of patent costs during the first six months of 2015. The Company capitalized approximately $289,000 of patent costs during the first six months of 2014.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first - in first - out (FIFO) basis.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued effective and not yet effective. In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements. All other ASUs issued effective and not yet effective for the six months ended June 30, 2015, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of June 30, 2015, the Company had approximately $38,601,000 of cash and cash equivalents.  The Company reported total current assets of approximately $91,806,000 and current liabilities of approximately $19,461,000 as of June 30, 2015.  The Company believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4.	Short Term Investments
Short term investments consist of approximately $7,250,000 of FDIC insured certificates of deposit held with various financial institutions as of June 30, 2015. Short term investments consisted of approximately $5,750,000 of FDIC insured certificates of deposit at December 31, 2014. The cost of these instruments approximates their fair market value at June 30, 2015 and December 31, 2014.

5.	Inventories
Inventories consisted of the following items as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$314	$255
Work in process	2,092	3,419
Finished goods	2,008	1,986
Inventory, gross	4,414	5,660
Reserve for obsolescence	(554)	(527)
Inventory, net	$3,860	$5,133

6.	Investments
Investments consist of FDIC insured certificates of deposit with various U.S. financial institutions. As of December 31, 2014, the balance was approximately $3,250,000, and the cost approximated fair market value.

7.	Property and Equipment
Property and equipment consist of the following as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Leasehold improvements	$2,613	$2,559
Lab and clean room equipment	3,392	3,040
Furniture and office equipment	3,204	2,398
Construction in progress	1,943	949
Property and equipment, gross	11,152	8,946
Less accumulated depreciation	(3,968)	(3,499)
Property and equipment, net	$7,184	$5,447
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $192,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the six months ended June 30, 2015 and 2014, was approximately $776,000 and $551,000, respectively, and approximately $422,000 and $288,000 for the three months ended June 30, 2015 and 2014, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	June 30, 2015	December 31, 2014
		Cost	Cost
Licenses (a) (b)	10 years	$1,009	$1,009
Patents & Know How (b)	17 years	7,928	7,891
Customer & Supplier Relationships (b)	14 years	3,761	3,761
Tradenames & Trademarks (b)	indefinite	1,008	1,008
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	1,447	1,083
Total		15,178	14,777
Less Accumulated amortization		(4,397)	(3,932)
Net		$10,781	$10,845

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of June 30, 2015, this license had a remaining net book value of approximately $159,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the six months ended June 30, 2015, approximately $37,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the six months ended June 30, 2015 and 2014, was approximately $465,000 and $463,000, respectively and $233,000 and $232,000 for three months ended June 30, 2015 and 2014, respectively.
Expected future amortization of intangible assets as of June 30, 2015, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2015 (a)	$466
2016	932
2017	842
2018	832
2019	832
Thereafter	5,869
$9,773
(a) Estimated amortization expense for the year ending December 31, 2015, includes only amortization to be recorded after June 30, 2015.

9.	Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$5,430	$(390)	$9,517	$(1,312)
Denominator for basic earnings per share - weighted average shares	106,211,120	105,757,178	106,013,752	105,552,330
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	7,975,209	—	7,878,335	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	114,186,329	105,757,178	113,892,087	105,552,330
Income (loss) per common share - basic	$0.05	$0.00	$0.09	$(0.01)
Income (loss) per common share - diluted	$0.05	$0.00	$0.08	$(0.01)

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Outstanding Stock Options	7,411,271	7,393,698
Outstanding Warrants	37,909	37,708
Restricted Stock Awards	526,029	446,929
	7,975,209	7,878,335
Securities outstanding for the three and six months ended June 30, 2014 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

10.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at June 30, 2015 totaled 195,000.  On July 28, 2014, the Company's shareholders approved 4,000,000 additional shares to be made available under the 2006 Plan, bringing the maximum number of shares of common stock that can be issued under the 2006 Plan to 26,500,000 at June 30, 2015.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	16,474,227	$3.43
Granted	75,100	$9.67
Exercised	(1,363,600)	$2.00
Unvested options forfeited	(147,478)	$6.72
Vested options expired	(3,332)	$7.00
Outstanding at June 30, 2015	15,034,917	$3.56	6.9	$120,703,345
Vested at June 30, 2015	10,613,022	$2.56	6.4	$95,795,241
Vested or expected to vest at June 30, 2015 (a)	14,872,513	$3.53	6.9	$119,928,454

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the six months ended June 30, 2015, was approximately $11,209,214.

Following is a summary of stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	3.9	$0.72	441,429	$0.72
$0.87 - $1.35	5,248,457	6.2	1.19	5,248,457	1.19
$1.40 - $2.33	1,255,051	4.3	1.66	1,201,715	1.66
$2.45 - $3.75	1,614,123	7.2	2.78	969,265	2.78
$3.95 - $5.99	3,151,217	7.9	5.18	1,808,318	5.13
$6.02 - $9.13	3,124,540	8.2	7.06	943,838	7.05
$9.22- $10.99	200,100	9.5	10.12	—	—
	15,034,917	6.9	$3.56	10,613,022	$2.56

Total unrecognized compensation expense related to granted stock options at June 30, 2015, was approximately $10,382,361 and will be charged to expense ratably through May 2018.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months Ended June 30,
	2015	2014
Expected volatility	54.4 - 58.1%	63.8 - 64.5%
Expected life (in years)	6.0	6.0
Expected dividend yield	—	—
Risk-free interest rate	1.51% - 1.68%	1.69% - 1.96%
The weighted-average grant date fair value for options granted during the six months ended June 30, 2015, was approximately $5.15.
Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	1,228,898	$7.16
Granted	1,575,754	9.56
Vested	(252,427)	6.53
Forfeited	(18,169)	9.38
Unvested at June 30, 2015	2,534,056	$8.70
As of June 30, 2015, there was approximately $17,398,491 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at June 30, 2015.
For the three and six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$90	$75	$184	$172
Research and development	203	163	389	323
Selling, general and administrative	3,962	2,529	7,613	4,644
	$4,255	$2,767	$8,186	$5,139

Warrants
As of June 30, 2015, the Company had 42,400 common stock warrants outstanding with an exercise price of $1.09 representing compensation to consultants and advisors in connection with previous debt offerings. The warrants expire in December 2016 and are classified as equity.
Treasury Stock
On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time, through December 31, 2014. On December 12, 2014, the Board extended this program until December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000, and on April 27, 2015 the Board increased the authorization from $20,000,000 to $30,000,000. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the six months ended June 30, 2015, the Company purchased 1,818,753 shares of its common stock for a purchase price of approximately $16,589,000 before brokerage commissions of approximately $52,000. As of June 30, 2015, the Company had approximately $7,828,000 remaining under the repurchase program.
Additionally, for the six months ended June 30, 2015, the Company reissued 2,241,337 shares from the Treasury for restricted stock grants and stock option exercises, net of forfeitures, with an aggregate carrying value of approximately $17,066,000.

11.	Income taxes

The effective tax rates for continuing operations of 3.7% and (0.0%) for the six months ended June 30, 2015 and June 30, 2014, respectively, were determined using an estimated annual effective tax rate and after considering any discrete items for such periods. Due to a valuation allowance against the Company's U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2015, does not include the expense of the current period U.S. taxable income. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that a portion or none of the deferred tax assets will be realized.  After consideration of all the evidence, including reversal of deferred tax liabilities, future taxable income and other factors, management has determined that a full valuation allowance is necessary as of June 30, 2015. As a result, income tax expense for the six months ended June 30, 2015, is primarily due to income tax expense in certain state jurisdictions.

As a result of anticipated profitability for the year and positive trends in the foreseeable future, the Company may release all or a portion of this valuation allowance by the end of 2015. However, the exact timing and amount of the valuation allowance released are subject to change based on the level of profitability that the Company is able to actually achieve for the year and its visibility into future period results. The potential release of this valuation allowance during 2015 would have a material impact on the Company's recorded tax expense (benefit) in the period of reversal. The Company will release this valuation allowance when management determines that it is more likely than not that its deferred tax asset will be realized.

12.	Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$29	$29
Income taxes paid	874	81
Retirement of fixed assets	308	—
Stock issuance of 11,321 shares in exchange for services performed	108	—

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

12-month period ended June 30
2016	$2,622
2017	1,830
2018	1,818
2019	1,174
Thereafter	406
$7,850

Rent expense for the six months ended June 30, 2015 and 2014, was approximately $593,000 and $564,000, respectively, and was approximately $310,000 and $282,000 for three months ended June 30, 2015 and 2014, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $500,000. These obligations are reduced at various times over the life of the lease.
FDA Untitled Letter, Draft Guidance and Related Litigation
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

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts, it may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (“cGMP”). It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 14% of the Company's revenues in 2014.

Draft Guidance

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier.

The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and is scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations, as the case may be, have been fully vetted through a process of notice and comment rule making. Preliminarily, the FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

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

Related Litigation

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
OIG Subpoena And Other Shareholder Litigation
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of the subpoena. The qui tam plaintiff had 120 days from the date of the Department of Justice’s notice to proceed with the case. The 120 day period has now passed without initiation of the lawsuit. Therefore, it is the Company’s belief that the plaintiff does not intend to pursue the case. Nevertheless, until the case is actually dismissed, the government could still opt to intervene in the qui tam action at a later date. In any event, the Company does not believe such an action would have a material adverse impact on the Company's financial condition or results of operations.

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
Patent Litigation
On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors (“the Liventa Action”). The Liventa Action was filed in the United States District Court for the Northern District of Georgia.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. With the parties close to ending document discovery, fact depositions are currently being scheduled. Meanwhile, claim construction briefing is complete and the parties await the Court’s guidance on a date for the Markman hearing. In patent litigation, a Markman hearing is also called a claim construction hearing, in which a judge decides what the language of a patent means as a matter of law.

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages (“the Bone Bank Action”). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company’s patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The Bone Bank Action is in an advanced stage. The parties have (i) substantially completed document production; (ii) taken several fact depositions (both party and non-party); and (iii) completed claim construction briefing.

In addition to defending the claims in the pending district court litigations, defendants in each case, have challenged certain of the Company's patents in several inter-partes review proceedings to avoid the high burden of proof of proving invalidity by “clear and convincing evidence” in the district court litigations. An inter partes review is a request for a specialized group within the USPTO to review the validity of plaintiff’s patent claims. The Defendants in the Bone Bank Action have challenged the validity of the Company's 8,597,687 and 8,709,494 patents (the “’687” and “’494” patents, respectively); while the defendants in the Liventa Action have challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the “’437” and “’701” patents, respectively). On June 29, 2015, the Patent Trial and Appeals Board (“PTAB”) denied defendants’ request for institutions of an IPR on all seven challenged grounds. That is, the PTAB decided defendants failed to establish a reasonable likelihood that defendant would prevail in showing any of the challenged claims were unpatentable. On July 10,

2015 the Patient Trial and Appeals Board issued an opinion allowing a review of the ‘687 patent to proceed, although on only two of the five challenged grounds. The Board also adopted MiMedx’s construction of the claims which will govern the Board’s review of the ‘687 patent.

The Defendants in the Bone Bank Action have moved to stay the litigation once again, despite the Court’s previous denial of such a stay, pending the outcome of the ‘687 patent inter partes review. The Company has also successfully defeated an attempt by defendants in the Liventa Action to stay that litigation -- also pending the outcome of the inter-partes review of the patents at issue in that case.

Finally, on March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) for permanent injunctive relief and unspecified damages. This lawsuit has been filed in the United States District Court for the Northern District of Alabama. The lawsuit alleges that NuTech and DCI have infringed and continue to infringe the Company’s patents through the manufacture, use, sale, and/or offering of their tissue graft product. The lawsuit also asserts that NuTech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers. On April 17, 2015, NuTech filed a motion to dismiss the case purportedly for lack of patentable subject matter, which the Company has opposed. NuTech also filed a motion to stay the case pending disposition of the motion to dismiss, which MiMedx also opposed. Hearing on the motion to dismiss is scheduled for August 20, 2015. The Court has advised that it will issue its decision on the motion to dismiss on or before September 17, 2015, and therefore declined to rule on the motion to stay.

14.	Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Six Months Ended June 30, 2015 and 2014 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended June 30, 2015
Allowance for doubtful accounts	$2,010	$500	$(6)	$2,504
Allowance for product returns	944	734	(648)	1,030
Allowance for obsolescence	552	90	(89)	553

For the three months ended June 30, 2014
Allowance for doubtful accounts	$526	$160	$(8)	$678
Allowance for product returns	305	412	(447)	270
Allowance for obsolescence	323	43	(14)	352

For the six months ended June 30, 2015
Allowance for doubtful accounts	$1,750	$760	$(6)	$2,504
Allowance for product returns	841	1,443	(1,254)	1,030
Allowance for obsolescence	527	221	(195)	553

For the six months ended June 30, 2014
Allowance for doubtful accounts	$407	$285	$(14)	$678
Allowance for product returns	215	613	(558)	270
Allowance for obsolescence	322	67	(37)	352

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx Group, Inc. is an integrated developer, manufacturer and marketer of patent-protected regenerative biomaterials and bioimplants processed from human amniotic membrane.
"Innovations in Regenerative Biomaterials" is the framework behind the Company's mission to give physicians products and tissues to help the body heal itself. The Company's biomaterial platform technologies include its tissue technologies, AmnioFix® and EpiFix®. The Company's tissue technologies are processed from human amniotic membrane that is derived from donated placentas. Through MiMedx's donor program, mothers delivering full-term Caesarean section births can elect in advance of delivery to donate the placenta in lieu of having it discarded as medical waste. MiMedx processes the human amniotic membrane utilizing its proprietary Purion® Process, to produce safe and effective allografts. MiMedx® is the leading supplier of amniotic tissue allografts, having supplied over 450,000 allografts for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental sectors of healthcare.
Recent Events

Draft Guidance

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier. The period for submitting comments on the Draft Guidance expired on February 23, 2015. The Company has submitted comments to the Draft Guidance asserting that the Draft Guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. Additionally, the Company asked the FDA to allow MiMedx to continue to market its micronized products until the guidance or regulations, as the case may be, have been fully vetted through a process of notice and comment rule making. The Draft Guidance document evoked wide-ranging commentary from industry, many of which were similar to the Company’s comments. Preliminarily, the FDA has indicated that it intends to issue for comment Draft Guidance on homologous use later this year and that industry and other interested parties will have an opportunity to comment on both guidance documents as a whole at that time.

The FDA’s recent actions in regards to using draft guidance documents to effect change without notice and comment rulemaking have garnered the attention of Congress and industry.  In May 2014, Senators Lamar Alexander, Richard Burr, Orrin Hatch, and Johnny Isaakson wrote to then-FDA Commissioner Margaret Hamburg expressing concern over the use of draft guidances to make substantive policy changes.  One noted concern was that draft guidances are not being revised, finalized, or withdrawn in a timely manner, leaving the FDA-regulated entities without certainty as to what the FDA’s expectations are.  The Senators further remarked that “FDA issues guidance that seemingly does not take into account, or may even conflict with, the scientific community.”  May 6, 2014 Letter to Commissioner Hamburg at page 2.   On January 29, 2015, Senator Lamar Alexander and Senator Richard Burr jointly released their report, “Innovation for Healthier Americans: Identifying Opportunities for Meaningful Reform to Our Nation’s Medical Product Discovery and Development,” in which they express concern that the current FDA framework is stifling medical innovation and depriving patients of cutting-edge medical treatment. The report notes “[t]he disparity between the pace of scientific discovery and development outside of the FDA and the pace of growth in the FDA’s scientific knowledge threatens America’s position as a global leader in medical innovation.”   Report at page 7.  In addition, the House Energy and Commerce Committee’s Subcommittee on Oversight and Investigations has initiated an inquiry into the FDA’s practices related to issuance of Untitled Letters and use of Guidance Documents to change rules and policies. The practices being investigated by the House Subcommittee are similar to those experienced by the Company in relation to its 2013 Untitled Letter concerning its micronized product line.
Sales to Government Accounts

In 2014, the Company provided products to Government accounts, including the Department of Veteran's Affairs, through a distributor relationship with AvKARE, Inc. ("AvKARE"), which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) Contractor.   In 2014, the Company applied for, and in early 2015 received, its own FSS contract with a term through 2020, which allows the Company to sell directly to Government accounts. The initial term of the distribution agreement with AvKARE was due to expire in April 2015. In April 2015, the Company entered into an amendment to the distributor agreement with AvKARE to extend the distribution agreement through June 30, 2016, with the ability to further extend under certain circumstances. The amendment allows the Company to begin selling its products directly on the FSS. Ultimately, the Company intends to transition all of our Government sales to sales sold directly to Government accounts on the FSS.

OIG Subpoena And Related Shareholder Litigation
In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of the subpoena. The qui tam plaintiff had 120 days from the date of the Department of Justice’s notice to proceed with the case. The 120 day period has now passed without initiation of the lawsuit. Therefore, it is the Company’s belief that the plaintiff does not intend to pursue the case. Nevertheless, until the case is actually dismissed, the government could still opt to intervene in the qui tam action at a later date. In any event, the Company does not believe such an action would have a material adverse impact on the Company's financial condition or results of operations.

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

Results of Operations Comparison for the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014
Revenue
Total revenue increased approximately $20.1 million, or 79%, to $45.7 million for the three months ended June 30, 2015, as compared to $25.6 million for the three months ended June 30, 2014. The increase in revenue as compared to the prior year is due to increased wound care sales of EpiFix® and surgical sales of AmnioFix® in both commercial and government accounts.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue were flat at 11% as compared to the prior year.
Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.3 million, or 14% , to $2.1 million during the three months ended June 30, 2015, compared to approximately $1.8 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended June 30, 2015, increased approximately $11.5 million to $32.7 million compared to $21.2 million for the three months ended June 30, 2014. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation. Additional spending increases included support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.

Results of Operations Comparison for the Six Months Ended June 30, 2015, to the Six Months Ended June 30, 2014
Revenue
Total revenue increased approximately $41.3 million, or 92%, to $86.4 million for the six months ended June 30, 2015, as compared to $45.1 million for the six months ended June 30, 2014. The increase in revenue as compared to the prior year is due to increased wound care sales of EpiFix® and surgical sales of AmnioFix® in both commercial and government accounts.

Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue improved to 12% from 13% as compared to prior year. The improvement was due primarily to the increase in direct sales revenue, improved product mix and higher production rates that absorb a greater percentage of fixed manufacturing costs.

Research and Development Expenses
The Company's R&D expenses increased approximately $0.7 million, or 22%, to $3.9 million during the six months ended June 30, 2015, compared to approximately $3.2 million in the prior year. The increase is primarily related to increased investments in clinical trials and personnel costs.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the six months ended June 30, 2015, increased approximately $25.0 million to $62.0 million compared to $37.0 million for the six months ended June 30, 2014. Selling expense increases were driven by costs associated with building a direct sales organization, and increased commissions due to higher sales volume. Additional spending increases included spending on support costs related to medical reimbursement, including the Company's reimbursement hotline; information technology infrastructure to help manage the growth of the business; and increased share-based compensation expense.

Liquidity and Capital Resources
Revenue continues to increase quarter - over - quarter while management strives to maintain tight controls over spending. As of June 30, 2015, the Company had approximately $38.6 million of cash and cash equivalents. The Company reported total current assets of approximately $91.8 million and total current liabilities of approximately $19.5 million at June 30, 2015, which represents a current ratio of 4.7 as of June 30, 2015. Management believes that its anticipated cash from operating and financing activities, and existing cash and cash equivalents as well as its investments in certificates of deposit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.
On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time, through December 31, 2014. On December 12, 2014, the Board extended this program until December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000, and on April 27, 2015, the authorization was further increased from $20,000,000 to $30,000,000. For the six months ended June 30, 2015, the Company purchased approximately 1,818,753 shares of its common stock for a purchase price of approximately $16,589,000, before brokerage commissions of approximately $52,000 bringing the total amount spent under the program to approximately $22,172,000 since inception. As of June 30, 2015, the Company had approximately $7,828,000 remaining under the repurchase program.
The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contingencies
See Part II, Item 1. Legal Proceedings herein.

Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2015 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$192	$120	$72	$—	$—
Operating lease obligations	6,941	1,714	3,648	1,520	59
Charitable contribution obligations	300	300	—	—
Meeting space commitments	609	609	—	—
	$8,042	$2,743	$3,720	$1,520	$59
Discussion of cash flows
Net cash from operations during the six months ended June 30, 2015, increased approximately $7.5 million to approximately $7.1 million compared to $0.4 million used in operating activities for the six months ended June 30, 2014, primarily attributable to the generation of net income, partially offset by an increase in accounts receivable compared to a net loss for the previous year and the increase in adjustments to net income for share-based compensation.

Net cash used in investing activities during the six months ended June 30, 2015, was approximately $1.2 million compared to approximately $1.4 million for 2014. Funds were used to purchase equipment to expand production capacity and capitalize patent application costs.
Net cash used in financing activities during the six months ended June 30, 2015, increased approximately $11.0 million to $14.0 million compared to $3.0 million of cash used during the six months ended June 30, 2014. Cash flows used in financing activities during the six months include approximately $16.6 million for stock repurchases, partially offset by approximately $2.7 million from the exercise of stock options. For the six months ended June 30, 2014, the Company received approximately $1.7 million in total from the exercise of warrants and stock options and used approximately $4.6 million for stock repurchases.
Due to the material amount of non-cash related items included in the Company results of operations, the Company reports an Adjusted EBITDA metric which provides management with a clearer view of operational use of cash (see the table below). The Company's Adjusted EBITDA for the three months ended June 30, 2015, was approximately $10.6 million which is an improvement of $7.7 million as compared to the three months ended June 30, 2014. The improvement was primarily the result of the generation of greater revenue and resulting net income compared to a net loss for the prior year. The Company's Adjusted EBITDA for the six months ended June 30, 2015, was approximately $19.3 million which is an improvement of $14.5 million as compared to the six months ended June 30, 2014. The improvement was primarily the result of the generation of greater revenue and resulting net income compared to a net loss for the prior year.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most comparable financial measure reported under GAAP, for the three and six months ended June 30, 2015 and 2014, (in thousands), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss) (Per GAAP)	$5,430	$(390)	$9,517	$(1,312)

Add back:
Income Taxes	223	(10)	369	—
Other Interest (Income) Expense, net	(1)	8	13	29
Depreciation Expense	422	288	776	551
Amortization Expense	233	232	465	463
Share-Based Compensation	4,255	2,766	8,186	5,139
Income Before Interest, Taxes, Depreciation, Amortization and Share-Based Compensation (Adjusted EBITDA)	$10,562	$2,894	$19,326	$4,870
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
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

In the fourth quarter of 2014, the Company received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, in connection with a civil investigation into matters primarily related to the Company's sales and marketing activities. In March 2015, the Company received notice from the Department of Justice that it declined at that time to intervene in the qui tam action that gave rise to the issuance of the subpoena. The qui tam plaintiff had 120 days from the date of the Department of Justice’s notice to proceed with the case. The 120 day period has now passed without initiation of the lawsuit. Therefore, it is the Company’s belief that the plaintiff does not intend to pursue the case. Nevertheless, until the case is actually dismissed, the government could still opt to intervene in the qui tam action at a later date. In any event, the Company does not believe such an action would have a material adverse impact on the Company's financial condition or results of operations.

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

On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors (“the Liventa Action”). The Liventa Action was filed in the United States District Court for the Northern District of Georgia.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company’s patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. With the parties close to ending document discovery, fact depositions are currently being scheduled. Meanwhile, claim construction briefing is complete and the parties await the Court’s guidance on a date for the Markman hearing. In patent litigation, a Markman hearing is also called a claim construction hearing, in which a judge decides what the language of a patent means as a matter of law.

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts (“Bone Bank”) and Texas Human Biologics, Ltd. (“Biologics”) for permanent injunctive relief and unspecified damages (“the Bone Bank Action”). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company’s patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The Bone Bank Action is in an advanced stage. The parties have (i) substantially completed document production; (ii) taken several fact depositions (both party and non-party); and (iii) completed claim construction briefing.

In addition to defending the claims in the pending district court litigations, defendants in each case, have challenged certain of the Company's patents in several inter-partes review proceedings to avoid the high burden of proof of proving invalidity by “clear and convincing evidence” in the district court litigations. An inter partes review is a request for a specialized group within the USPTO to review the validity of plaintiff’s patent claims. The Defendants in the Bone Bank Action have challenged the validity of the Company's 8,597,687 and 8,709,494 patents (the “’687” and “’494” patents, respectively); while the defendants in the Liventa Action have challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the “’437” and “’701” patents, respectively). On June 29, 2015, the Patent Trial and Appeals Board (“PTAB”) denied defendants’ request for institutions of an IPR on all seven challenged grounds. That is, the PTAB decided defendants failed to establish a reasonable likelihood that defendant would prevail in showing any of the challenged claims were unpatentable. On July 10, 2015 the Patient Trial and Appeals Board issued an opinion allowing a review of the ‘687 patent to proceed, although on only two of the five challenged grounds. The Board also adopted MiMedx’s construction of the claims which will govern the Board’s review of the ‘687 patent.

The Defendants in the Bone Bank Action have moved to stay the litigation once again, despite the Court’s previous denial of such a stay, pending the outcome of the ‘687 patent inter partes review. The Company has also successfully defeated an attempt by defendants in the Liventa Action to stay that litigation -- also pending the outcome of the inter-partes review of the patents at issue in that case.

Finally, on March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) for permanent injunctive relief and unspecified damages. This lawsuit has been filed in the United States District Court for the Northern District of Alabama. The lawsuit alleges that NuTech and DCI have infringed and continue to infringe the Company’s patents through the manufacture, use, sale, and/or offering of their tissue graft product. The lawsuit also asserts that NuTech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers. On April 17, 2015, NuTech filed a motion to dismiss the case purportedly for lack of patentable subject matter, which the Company has opposed. NuTech also filed a motion to stay the case pending disposition of the motion to dismiss, which MiMedx also opposed. Hearing on the motion to dismiss is scheduled for August 20, 2015. The Court has advised that it will issue its decision on the motion to dismiss on or before September 17, 2015, and therefore declined to rule on the motion to stay.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2014, MiMedx Group, Inc. (the “Company”) announced that its Board of Directors had authorized the repurchase of up to $10,000,000 of its common stock from time to time through December 31, 2014. On December 12, 2014, the Board extended this program to December 31, 2015. On January 5, 2015, the Board increased the authorization under the program to $20,000,000 and on April 27, 2015, the authorization was further increased to $30,000,000. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The following is a summary of the Company's stock repurchases, before brokerage commissions of approximately $11,000, for the quarter ended June 30, 2015:

	Total number of shares purchased	Average price paid per share	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining April 1, 2015				$2,162,208

April 27, 2015 increased spending authorization				$10,000,000

April 1, 2015 - April 30, 2015	179,000	$9.61	$1,719,471	$10,442,737

May 1, 2015 - May 31, 2015	280,000	$9.34	$2,615,043	$7,827,694

June 1, 2015 - June 30, 2015	—	—	—	$7,827,694

Total for the quarter	459,000		$4,334,514

Item 3. Defaults Upon Senior Securities
Not applicable.
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

3.5#		Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 15, 2015
3.6		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.7		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
10.1		MiMedx Group, Inc. 2015 Management Incentive Plan (MIP) (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015)
10.2*#		Third Amendment to Product Distribution Agreement dated April 17, 2015 between MiMedx Group, Inc. and AvKARE, Inc.
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
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

August 7, 2015
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)