Form 10-K
period 2015-12-31
MIMEDX GROUP, INC.
filed 2016-02-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2015, based upon the last sale price of the shares as reported on the NASDAQ on such date, was approximately $1,135,614,000.
There were 107,810,490 shares of Common Stock outstanding as of February 10, 2016.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Forward-looking statements include, but are not limited to, the following:

2

•	the advantages of our products;

•	the regulatory pathway for our products;

•	our belief regarding the growth of our direct sales force resulting in increased revenues;

•	expectations regarding Government and other third-party reimbursement for our products;

•	our beliefs regarding our relationships with significant distributors;

•	expectations regarding future revenue growth;

•	our ability to procure sufficient supplies of human tissue to manufacture and process our products;

•	market opportunities for our products and future products;

•	prospects for obtaining additional patents covering our proprietary technology as well as successfully defending our existing patents and prohibiting infringement thereof by third-parties;

•	the outcome of pending litigation and investigations; and

•	our ability to compete effectively.
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
Item 1. Business
Overview
MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues and human skin and bone.  "Innovations in Regenerative Biomaterials"  is the framework behind our mission to give physicians products and tissues to help the body heal itself.  Our biomaterial platform technologies are AmnioFix®, EpiFix®, OrthoFlo, Physio™, AlloBurn™, and CollaFix™.  AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane derived from donated placentas. Elected in advance of delivery through our donor program, a mother delivering a healthy baby via scheduled full-term Caesarean section birth may donate the placenta in lieu of having it discarded as medical waste.  We process the human amniotic membrane utilizing our proprietary PURION® Process, to produce a safe and effective implant.  MiMedx is the leading supplier of amniotic tissue, having supplied over 500,000 allografts to date for application in the Wound Care, Burn, Surgical, Orthopedic, Spine, Sports Medicine, Ophthalmic and Dental sectors of healthcare.  We recently introduced OrthoFlo, an amniotic fluid derived allograft for homologous use.  Amniotic fluid is donated by a consenting mother delivering a full-term healthy baby by scheduled Caesarean section.  Through the recent acquisition of Stability Biologics, our newest proprietary platforms include Physio, a unique bone grafting material comprised of 100% bone tissue with no added carrier, a  demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn, a skin product for burns.  CollaFix, our next technology platform we plan to commercialize, is our collagen fiber technology designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.  CollaFix is the only known biological, biodegradable, biomimetic technology that matches human tendon in strength and stiffness.

Our History
Our current business began on February 8, 2008, when Alynx, Co., our predecessor company, acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company, the assets of which included licenses to two development-stage medical device technology platforms- HydroFix® and CollaFix.  On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed on February 28, 2008, for purposes of the merger.  MiMedx Group, Inc. was the surviving corporation in the merger. In 2010, we commercialized the first medical device product using our HydroFix technology. In 2011 and 2012, we launched additional versions of our HydroFix® product line.  In January 2011, the Company acquired all of the outstanding equity interests of Surgical Biologics, LLC (“Surgical Biologics”).  The acquisition of Surgical Biologics expanded our business by adding allografts and other products processed from human amniotic membrane to our existing medical device product lines based on our HydroFix technology.  In 2013, we changed the name of Surgical Biologics to MiMedx Tissue Services, LLC. Due to the relatively small size of the addressable market for our HydroFix product line, we decided to discontinue that product line in the fourth quarter of 2013. Although we have yet to commercialize any products using our CollaFix technology, we continue to believe that technology presents a significant opportunity in the orthopedic and sports medicine markets.
On January 13, 2016, we acquired all of the outstanding common stock of Stability Inc. d/b/a Stability Biologics. During its five year history, Stability Biologics evolved from its initial focus as a distributor of allografts, to its current position as an integrated provider in the surgical, spine and orthopedics sectors of healthcare specializing in human tissue and bone product design and development, tissue processing and sales and distribution. The acquisition of Stability was effected by the merger of Stability Inc. into a newly created wholly owned subsidiary of the Company. The new subsidiary was the surviving company in the merger and was subsequently renamed Stability Biologics, LLC ("Stability"). The Company is working to integrate Stability's product offerings with the Company's existing surgical, spine and orthopedics portfolio.
For financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.
Our Technology and Products
AmnioFix, EpiFix and other Tissue-Based Allografts

The Company is the leading supplier of allografts processed from amniotic tissue, having supplied over 500,000 allografts to date for application in the Wound Care, Surgical, Sports Medicine, Ophthalmic, and Dental sectors of healthcare.  Our amniotic membrane products include our own brands, AmnioFix and EpiFix, as well as products that we supply on a private label or “OEM” basis.  We continue to research new opportunities for amniotic tissue, and currently have several additional offerings in various stages of conceptualization and development.

Amniotic membrane is considered immunoprivileged and does not elicit an immune response.  Natural human amniotic membrane is composed of multiple layers that contain:

•	Structural proteins; including:

◦	Collagen types I, III, IV, V, and VII

◦	Elastin

•	Specialized extracellular matrix proteins; including:

◦	Fibrillin

◦	Fibronectin

◦	Laminins

•	TIMPs 1,2,4, Tissue Inhibitor of Metalloproteinase 1, 2, 4

•	At least 226 Growth Factors; including but not limited to:

◦	Epidermal Growth Factor (EGF)

◦	Transforming Growth Factor Beta (TGF-B)

◦	Fibroblast Growth Factor (FGF)

◦	Platelet Derived Growth Factors AA & BB (PDGF AA&BB)

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
Over several years, we have developed a unique and proprietary technique for processing allografts from the donated placental tissue.  The PURION Process produces an allograft that is easy to use and effective. This unique processing technique specifically focuses on preserving the tissue’s bioactive growth factor content, and maintaining the structure and collagen matrix of the tissue. The PURION Process also allows the allograft to be stored at room temperature and have a five-year shelf life.  Additionally, each sheet allograft incorporates specialized visual embossments that assist the health care practitioner with proper allograft placement and orientation.
Our management team is dedicated to providing easy to use, effective allografts that exceed customer expectations.  To better satisfy the requirements and expectations of our customers, we maintain strict controls on quality at each step of the process beginning at the time of procurement.  We have developed and implemented a Quality Management System in compliance with both FDA regulations and AATB standards.
EpiFix
Our EpiFix allograft is configured for external use. It is used to enhance healing as well as to modulate inflammation.  The EpiFix platform has been used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds. We offer EpiFix in a sheet form as well as a micronized powder form. The powder can be packed into wounds and is particularly useful for tunneling wounds. Some physicians also choose to mix the powder with saline to inject it into the wound bed and wound margins.
AmnioFix
Our AmnioFix allografts are configured for internal use.  Currently, our AmnioFix product line consists of three main configurations, AmnioFix, AmnioFix Wrap and AmnioFix Injectable:

•	AmnioFix is provided in a sheet form. It is used to modulate inflammation, enhance healing and to minimize scar tissue formation. It has been used in spine, urology and general surgeries.

•	AmnioFix Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix Injectable is supplied in micronized powder form used to reduce inflammation while enhancing healing.  AmnioFix Injectable has been used to treat conditions such as tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis, bursitis, strains and sprains.

OEM Products
Currently, allografts for ophthalmic surgery and dental applications are sold on an OEM basis pursuant to agreements whereby we have granted third parties exclusive licenses to some of our technology for use in those fields in specified markets. As further discussed below, the Company also sells products on a non-exclusive OEM basis to Medtronic for spinal procedures and Zimmer Biomet for spine and orthopedic procedures.
OrthoFlo
OrthoFlo is a unique human tissue allograft that is derived from amniotic fluid, donated by mothers delivering healthy babies by scheduled Caesarean section. It is for homologous use to (a) protect and cushion, (b) provide lubrication, and (c) reduce inflammation. Amniotic fluid, in utero, naturally functions to protect, cushion and enhance mobility. Key elements of amniotic fluid include growth factors, carbohydrates, proteins, lipids, electrolytes, and other nutrients, as well as hyaluronic acid (HA), a principal component of viscosity and lubrication in synovial fluid. A multitude of regulatory factors have been identified in amniotic fluid and synovial fluid, including the following which are some of the most notable:

•Interleukin 1 Receptor Antagonist (IL-1ra): Antagonist of IL-1 signaling which is known to be involved in cartilage degeneration

•Tissue Inhibitor of Metalloproteinases (TIMPs): inactivates a number of matrix metalloproteinases responsible for cartilage degradation

Medical Device Technologies

Our CollaFix technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process.  Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into biomechanical constructs intended to treat a number of orthopedic soft-tissue trauma and disease disorders. The technology is licensed from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. pursuant to an exclusive, world-wide license to practice and use the technology and to manufacture, have manufactured, market, offer for sale and sell products incorporating the technology. The license of the technology is perpetual, except that the license terminates on a country-by-country basis as to any patent or portion thereof included in the licensed technology upon the expiration of such patent or portion thereof in the applicable country. We are currently working to develop and commercialize products using our CollaFix technology and continue to evaluate how best to exploit this technology. We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
We are required to pay a royalty of 3% on all commercial sales revenue from the sale of products incorporating the licensed technology.  We also are obligated to pay a $50,000 minimum annual royalty payment over the life of the license.
Intellectual Property
Our intellectual property includes owned and licensed patents, owned and licensed patent applications and patents pending, proprietary manufacturing processes and trade secrets, and trademarks associated with our technology.  Furthermore, we require employees, consultants and advisors to sign Proprietary Information and Inventions Agreements, as well as Nondisclosure Agreements that assign to us and protect the intellectual property existing and generated from their work or that we may otherwise use or own. We believe that our patents, proprietary manufacturing processes, trade secrets, trademarks, and technology licensing rights provide us with important competitive advantages.
Patents and Patent Applications
Because of the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of this Form 10-K, we own 20 U.S. patents related to our amniotic tissue technology and products. Over 80 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office and with various international patenting agencies.
Worldwide, our CollaFix and HydroFix technologies are protected with 34 and 14 issued patents, respectively. Additionally, in the U.S. and internationally, there are 30 patent applications pending covering our CollaFix technology.
See discussion below- “Risk Factors” under the heading “Risks Related to Our Intellectual Property.”

Market Overview

We currently are focused primarily on the U.S. market, but we are actively working towards international expansion opportunities.  In the U.S., the key areas of focus for the products we market currently are (a) Would Care; and (b) Surgical, Sports Medicine and Orthopedics (SSO). We believe Stability's spine and orthopedic related product line is a perfect complement to the Company's existing SSO products, and will serve to expedite the growth of our SSO product offerings.
Wound Care
The number of chronic and acute wounds in the United States is estimated at 8.1 million, with hard to heal wounds (applicable for advanced wound care allografts) estimated at 2.9 million1. Our placental tissue-based allografts help heal acute and chronic wounds. Chronic wounds are defined as wounds that are delayed in closing compared to healing in an otherwise healthy individual.  Some of the most common types of chronic wounds are diabetic foot ulcers, venous leg ulcers, pressure ulcers, arterial ulcers, and surgical wounds that become infected. Acute wounds can be caused by surgical intervention, trauma or burns. Our amniotic tissue platforms have the potential to reduce scar tissue formation in a variety of applications, including the chronic wound types listed above and acute wounds such as those occurring in the estimated 1.6 million patients annually undergoing elective aesthetic plastic surgery2, as well the estimated 1.3 million patients annually undergoing Cesarean section births3, where scarring can limit flexibility, generate post-operative pain and can be unattractive. In both acute and chronic wounds, the physician’s goal during treatment is to heal the wound while allowing the patient to retain natural function in the area of the wound with minimal scarring and infection. If a wound becomes infected, it can lead to a loss of limb or life, and physicians want to close the wound as quickly as possible to minimize this risk. Patients with chronic wounds likely have comorbidities, such as diabetes or poor circulation, that complicate or delay the healing cascade. According to BioMedGPS, LLC SmartTRAK Business Intelligence, the 2014 U.S. Wound Biologics segment (comprised of skin/dermal substitutes (which includes the Company's allografts), topical delivery/drugs and collagen/active dressings) of the Advanced Wound Care Market reached approximately $865 million and is expected to increase to approximately $1.38 billion in 2019, a compounded annual growth rate of 9.8%.
Our EpiFix allografts are used for the treatment of chronic and acute, partial and full-thickness wounds.  EpiFix contains essential wound healing factors, extracellular matrix proteins and inflammatory mediators to help modulate inflammation, enhance healing, and reduce scar tissue formation.  Unlike some competing technologies, the use of EpiFix is not limited to a specific wound type. EpiFix stores at ambient temperature for up to five years.  Certain cultured skin substitutes currently on the market require cryogenic freezer storage and expire only six months from time of processing.  Another leading skin substitute is delivered on demand and has strict temperature controls between 20° and 23° Celsius with a ten-day shelf-life.  We believe the complicated logistics associated with the use of those products highlight the distinct advantages of EpiFix.
In addition, the Company markets multiple sizes of allografts (from 1.5cm2 to 49cm2) which minimizes product waste.  Two former market leading competitor products come in only one size each, 2 inch x 3 inch (38 cm2) and a 75 mm disc (44 cm2).  Since the majority of diabetic foot ulcers are less than 5cm2, using either one of these products results in significant waste on average.
Surgical, Sports Medicine and Orthopedics
Our AmnioFix tissue allografts have been used to enhance healing in patients undergoing surgical procedures to help to reduce scar tissue formation in a variety of applications including, but not limited to, plastic surgery, general surgery, gynecological, urology, orthopedics, spine, and sports medicine.
AmnioFix is used as a barrier membrane in procedures where scar tissue formation may be problematic. AmnioFix Wrap is applied by wrapping target tissues (ligaments, tendons, and or nerves) to create a barrier, which performs two functions: it acts as a neo-sheath to protect the target tissue and provides extracellular matrix proteins, cytokines and chemokines to enhance the wound healing process. AmnioFix provides additional benefits, including anti-inflammatory agents and growth factors that may assist with healing.
Spine/Orthopedics
There are approximately 1.47 million spinal surgeries per year4 and most of them potentially could use AmnioFix to reduce scarring and modulate inflammation during the primary procedure, which may reduce time during revisions or follow-up surgeries. A reduction of scar tissue is beneficial if the patient needs to have an additional surgical procedure in the future, as it may facilitate the re-access to the surgical site, as well as help with minimizing scar attachment to the spinal dura in spine surgery.  In addition to spinal surgeries, the AmnioFix offerings have been used in Arthoplasty (total joint replacement) of the knee, hip, shoulder, ankle, hand and elbow.
Sports Medicine
    There are an estimated 90,0005 peripheral nerve injuries which require repair each year and an estimated 8.46 million patients who have tendinopathy associated with inflammation that potentially could benefit from our AmnioFix products.AmnioFix Wrap is a surgical implant that has multiple features desired by surgeons to support the repair and replacement of ligaments, tendons grafts and repaired nerves. AmnioFix Injectable and AmnioFix Sports Med address the chronic sports/work soft tissue injury market, including but not limited to tennis elbow, golfers elbow, plantar fasciitis, tendonitis, bursitis and sprains.  Soft tissue injuries are often caused by either trauma or overuse of the affected area.  Micro-tears in the tissue form and become inflamed. Scar tissue may form and impede a full recovery.  Steroids are often used as a first line to help the patient cope with the pain and assist with recovery.  There are a number of patients who do not get relief with steroids or do not want to use steroids, and over-use of steroids can cause long-term damage to the tissue.  AmnioFix Injectable and AmnioFix Sports Med modulate inflammation and reduce scar tissue formation, while enhancing healing. Additionally, OrthoFlo has recently been launched to address an estimated 26.9 million U.S. adults faced with Osteroarthritis of the joints.7

Market overview numbers derived from the following sources:

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

4.	iData 2012, U.S. Market for Spinal Implants

5.	Stabenfeldt, SE, Garcia, AJ, LaPlaca, MC. Thermoreversible laminin-functionalized hydrogel for neural tissue engineering. J of Bio Materials Research. Part A, 2006. 77: p. 718-725

6.	Millenium 2013, clinical articles and management internal estimates

7.	Lawrence RC, Felson DT, Helmick CG, et al. Estimates of the prevalence of arthritis and other rheumatic conditions in the United States. Part II. Arthritis Rheum. 2008;58(1):26-35.
Marketing and Sales
As of February 2016, our field sales force is comprised of over 230 sales professionals who call on hospitals, wound care clinics, physician offices and federal health care facilities such as Department of Veterans Affairs and Department of Defense Hospitals. Our direct sales force focuses on the Wound Care market and the SSO market, though, on the SSO side, we have continued to maintain a network of independent sales agents and distributors to sell sports medicine and orthopedic spine specialties lines. In addition, Stability's sales distribution organization consists of about 100 independent sales representatives that are focused in specific orthopedic/spine areas.
We continue to pursue private label or “OEM” relationship, to date the most notable of which are Medtronic and Zimmer Biomet. In September 2013, we entered into a non-exclusive distribution agreement with Medtronic, Inc. and its wholly-owned subsidiary, SpinalGraft Technologies, LLC (SGT). Under the agreement, MiMedx provides our PURION Processed grafts to Medtronic to be marketed by SGT under the RDX2® brand name for spinal applications throughout the United States.
    In September 2014, we entered into a non-exclusive distribution agreement with Zimmer Biomet to distribute AmnioFix under its private label brand, AmnioRepair®. Under the agreement, Zimmer markets AmnioRepair for reconstructive, sports medicine, trauma, extremities and spine applications in the U.S. These partnerships allow us to leverage the sales and distribution resources of significant industry companies. In the ophthalmic and dental markets, our products are still marketed exclusively through licensee companies in each such field.
Reimbursement
In 2015, approximately 26% of our products were purchased for U.S. Government accounts, which do not depend on reimbursement from third parties.  With the exception of Government accounts, most users of our products are doctors, hospitals or ambulatory surgery centers that rely on reimbursement by third-party payers.  Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. In the U.S., such payers include U.S. Governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.  Governmental payment programs have prescribed coverage criteria and reimbursement rates for medical products, services and procedures. Similarly, private third-party payers have their own coverage criteria and often have negotiated payment levels for medical products, services and procedures.  In addition, in the U.S., an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the products and services that a member will receive.
EpiFix Sheet Products
Medicare Coverage
By far, the largest third party payer in the United States is the Medicare program, which is a federally-funded program that provides healthcare coverage for senior citizens and the disabled. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS). CMS has appointed eight Medicare Administrative Contractors (MACs), which are private insurance companies that serve as agents of CMS in the administration of the Medicare program, including paying claims and making coverage decisions for the Medicare-assigned jurisdiction for which they are responsible. Each MAC has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often follow the lead of Governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful reimbursement coverage for a new product.
The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s sub regulatory coverage and reimbursement determinations. Ultimately, however, each of the MACs determines whether and on what conditions they will provide coverage for the product. Such decisions are based on their assessments of the efficacy and cost effectiveness of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to be able to provide data to the MACs, as well as other payers, in order to demonstrate the efficacy and clinical effectiveness of our EpiFix sheet products. As of the date of this report, our EpiFix sheet products are eligible for coverage by all eight of the Medicare intermediaries.
For Medicare reimbursement purposes, our EpiFix sheet products are classified as “skin substitutes.” Prior to 2014, providers that administered EpiFix allografts and other skin substitutes were reimbursed for the products based on the size of the graft, computed on a per square centimeter basis. The payment rate was calculated using the manufacturer’s average sales price (“ASP”) information. This payment methodology applied to physician offices, hospital outpatient and ambulatory surgery centers. We and other manufacturers of skin substitutes are required to provide ASP information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. The skin substitutes Medicare payment rate, which is established by statute, was ASP plus 6%.
Beginning on April 1, 2013 and continuing through 2016, Medicare payments for all items and services, including EpiFix sheet products, were reduced by 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240.
Our EpiFix sheet allografts come in many sizes that are appropriate to the size of the wounds they are used to treat. Some competitive products come in only one size that is, on average, significantly larger than the wounds they are used to treat. The provider has to cut these products to size and the rest of the product is discarded, and, therefore, wasted. Because reimbursement for these products was based on the size of the graft, the Medicare payment for these grafts was costly. In part to combat this wastage, in November 2013, CMS announced a new reimbursement methodology for skin substitutes in the hospital outpatient and ambulatory surgical center setting effective in 2014. Under the new Hospital Outpatient Prospective Payment System (“OPPS”) Final Rule, skin substitutes are no longer reimbursed based on the size of the graft. Rather the new rule "bundles" or “packages" the reimbursement for skin care substitutes, including EpiFix, with the reimbursement for the related medical procedure under a two-tier payment system. Thus, in the OPPS setting providers receive a single payment that covers the application of the product as well as the product itself. In 2014, skin substitutes with an average sales price above the weighted average mean unit cost of $32 per sq. cm. were classified in the high cost group and were reimbursed at a higher packaged rate; those at or below the weighted average per sq. cm. were classified in the low cost group and are reimbursed at a lower packaged rate. In 2015, the weighted average mean unit cost to determine the high and low cost group was $27 per sq. cm. The national average packaged rate was $1,371 in 2014, $1,407 in 2015 and $1,411 in 2016. All skin substitutes products administered in the OPPS setting are bundled except for those that have been approved by CMS for pass-through status. This "bundled" payment structure only applies to the hospital outpatient and ambulatory surgery settings. Physician office payment structure remains at ASP plus 6%.
Section 1833(t)(6) of the Social Security Act provides for temporary additional payments or “transitional pass-through payments” for certain “new” drugs, devices and biological agents. Under the statute, transitional pass-through payments can be made for at least 2 years but not more than 3 years.
During the pass-through period, biologicals are eligible for separate payment computed as ASP plus 6%, less an offset(reduction) equal to the portion of the packaged payment determined to be attributed to the cost of the product (as opposed to the related procedure). The offset is designed to ensure that the total payment for the grafts does not exceed ASP plus 6%. In 2014, CMS determined that approximately 56% of the packaged payment is associated with the product and that is the amount reduced from the total product payment. The effect of the offset was that only larger size grafts were eligible for additional payments.
Our EpiFix sheet allografts were granted pass-through status through the end of 2014, allowing separate reimbursement for EpiFix sheet allografts administered in hospital outpatient departments and ambulatory surgery centers at ASP plus 6%, subject to the offset. The pass-through status for EpiFix expired in 2014. The Company prepared for this change by offering additional sizes of its grafts at prices below the bundled rate beginning in 2015. The new CMS reimbursement packaged policy does not apply to products applied in physician offices, which will continue to be reimbursed using the ASP plus 6% payment methodology. CMS has not changed the payment methodology as it relates to MiMedx products for calendar year 2016. The methodology under which CMS establishes reimbursement rates is subject to further change.

As discussed below under the heading "Competition," management believes this methodology will provide us with opportunities to increase market share.
Private Payers
We continue to devote considerable resources to clinical trials to support coverage and reimbursement of our products and we are aware of an increasing number of private payers that are reimbursing for EpiFix administered in the physician office or the hospital outpatient and ambulatory surgery center settings.   Even when a payer is convinced of the clinical and cost-effectiveness of our product, coverage and reimbursement varies according to the individual or group plan or policy under which the patient has coverage.  More than 180 health plans currently provide coverage for EpiFix for the treatment of Diabetic Foot Ulcers (DFU) and Venus Leg Ulcer (VLU) wounds.  We have established and continue to grow a reimbursement support group to educate and assist providers and patients with regard to reimbursement for our products.
Hospital Use
EpiFix products administered in the hospital setting generally are bundled as part of the hospital’s bill for a diagnosis-related group (DRG).  In these cases, we continue to educate the hospital that the product is both efficacious and cost-effective.
AmnioFix Sheet Products
Our AmnioFix surgical products generally are bundled as part of a hospital’s bill for a DRG.  As noted above with respect to EpiFix, the ability to sell products to the hospital market is dependent upon demonstrating to the hospital that the product is both efficacious and cost-effective.
EpiFix and AmnioFix Micronized Products
Currently, our micronized products are available for coverage by only a limited number of commercial and state Medicaid plans.
Other Products
There is currently no third-party reimbursement available for OrthoFlo or any of the products manufactured and processed by Stability, except to the extent such products are bundled as part of a hospital’s bill for a DRG.  However, the Company is actively investigating all reimbursement options from third-party payers with respect to these products.
See discussion below- “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”
Customer Concentration
The Company provides products to Government accounts, including the Department of Veteran's Affairs, through a distributor relationship with AvKARE, Inc. ("AvKARE"), which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) Contractor.   In addition, in 2014, the Company applied for, and in early 2015 received, its own FSS contract with a term through 2020, which allows the Company to sell directly to Government accounts. The initial term of the distribution agreement with AvKARE was due to expire in April 2015 but it has been extended via amendment through June 30, 2017, with the ability to further extend under certain circumstances. The agreement with AvKARE, as amended, allows the Company to sell its products directly on the FSS. Ultimately, the Company intends to transition all of its Government sales to sales sold directly to Government accounts on the FSS. In 2015, sales to AvKARE represented approximately 24% of total revenue.

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

The Company competes in multiple areas of clinical treatment where regenerative biomaterials may be employed to modulate inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, spine, orthopedic, surgery and sports medicine. The EpiFix product line is promoted primarily for external use such as advanced wound healing, while the AmnioFix products are positioned for healing of surgical wounds and have been used in spine, orthopedics, surgical and sports medicine applications.

Advanced wound care therapies employ technologies to aid in wound healing in cases where the healing has stalled or stopped. The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, among others. In 2015, our main competitor was Organogenesis, Inc., the manufacturer of Dermagraft® and Apligraf®. These products are tissue-engineered living skin equivalents that require special shipping and/or storage in freezers. The Organogenesis products also come in only one large size, which is significantly larger than the median wound size for the wounds they are used to treat, resulting in a high cost product, much of which is wasted. We have competed effectively against Dermagraft® and Apligraf® based on clinical efficacy, cost effectiveness, ease of use and storage of our products. Other smaller competitors include the Osiris Therapeutics, Inc. product Grafix® and other single-layer amnion products.

Smith & Nephew’s Oasis® is the primary competitive product among the porcine- or bovine- derived collagen matrix products. As a collagen it can help with providing a matrix in the wound; however, it offers limited growth factors to enhance healing and due to the porcine origin may cause an immune response in the patient.
The primary competitive products in the SSO market are other amniotic membrane allografts and injectable solutions.
See discussion below- “Risk Factors” under the heading “We are in a highly competitive and evolving field and face competition from well-established tissue processors and medical device manufacturers, as well as new market entrants.”
Government Regulation
FDA Premarket Clearance and Approval Requirements
Tissue Products
The products manufactured and processed by the Company are derived from human tissue. As discussed below, some tissue-based products are regulated solely under Section 361 of the Public Health Service Act as human cells, tissues and cellular and tissue-based products, or HCT/Ps, which do not require premarket clearance or approval by the FDA. Other tissue products are regulated as biologics and, in order to be lawfully marketed in the United States, require an FDA-approved biologics application (BLA).
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
If an HCT/P meets all the above criteria, no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. MiMedx believes that its amniotic tissue allografts are 361 HCT/Ps, including the micronized versions of EpiFix and AmnioFix.

However, on August 28, 2013, the FDA issued an Untitled Letter alleging that the Company's micronized amniotic tissue allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market those micronized products. Since the issuance of the Untitled Letter, the Company has been in discussions with the FDA to communicate its disagreement with the FDA's assertion that the Company's allografts are more than minimally manipulated. To date, the FDA has not changed its position that the Company's micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing. The Company continues to market its micronized products but is also pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound.

On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has also indicated that it will hold a public hearing on a date in 2016 to be determined to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company has requested and been granted an opportunity to speak at this hearing.

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

•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practices (cGMP) regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity; and

•	FDA approval of the BLA, including agreement on post-marketing commitments, if applicable.
Generally, clinical trials are conducted in three phases, though the phases may overlap or be combined. Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety and to evaluate the pattern of drug distribution and metabolism within the body. Phase II trials are conducted in a larger but limited group of patients afflicted with a particular disease or condition in order to determine preliminary efficacy, dosage tolerance and optimal dosing and to identify possible adverse effects and safety risks. Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a particular disease or condition in order to provide statistically valid proof of efficacy, as well as safety and potency. In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market. All phases of clinical trials are subject to extensive record keeping, monitoring, auditing, and reporting requirements. As indicated above, the Company is pursuing the Biologics License Application (“BLA”) process for certain of its micronized products. On July 22, 2014, the Company filed its first IND application with the FDA. In response to the IND application, the FDA agreed the Company had sufficient data to begin a Phase IIB clinical trial of its micronized product for a specified indication of use in anticipation of a BLA, which the Company expects to submit at a future date.  The clinical trial is expected to enroll approximately 150 patients in 10 - 20 clinical sites in the U.S. The Company initiated the trial in March of 2015.
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
Medical Devices
Products from our CollaFix product platform are likely to be classified by the FDA as medical devices.  Medical Devices are classified as I, II and III in the U.S., with Class II and III requiring either a 510(k) clearance or Premarket Approval (“PMA”) from the FDA prior to marketing. Devices deemed substantially equivalent to legally marketed devices are deemed to pose relatively less risk and are deemed Class I and II. Manufacturers are required to submit a premarket notification requesting clearance for commercial distribution.  This is known as 510(k) clearance, which indicates that the device is substantially equivalent to devices already legally on the market.  Most Class I devices are considered very low risk and are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMA applications have not been required, are placed in Class III, requiring PMA. Although we may be able to obtain approval for some products through the 510(k) clearance process, in order to fully exploit the CollaFix technology, one or more PMA applications would likely be required.
Like the process of obtaining an approved BLA, the process of obtaining a PMA requires the expenditure of substantial time, effort and financial resources and may take years to complete.
FDA Post Market Regulation
Tissue processors are required to register as an establishment with the FDA. As a registered establishment, we are required to comply with regulations regarding labeling, record keeping, donor eligibility, and screening and testing, process the tissue in accordance with established Good Tissue Practices, and report any adverse reactions attributed to our tissue. Our facilities are also subject to periodic inspections to assess our compliance with the regulations.
Products covered by a BLA, 510(k) clearance, or a PMA are subject to numerous additional regulatory requirements, which include, among others, compliance with cGMP, which imposes certain procedural, substantive and record keeping requirements, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and additional adverse event reporting.
Other Regulation Specific to Tissue Products
We are accredited by the American Association of Tissue Banks (AATB), which has issued operating standards for tissue banking. Compliance with these standards is a requirement in order to become a licensed tissue bank.  In addition, some states have their own tissue banking regulations.
In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks, hospitals and physicians for their services associated with the recovery, storage and transportation of donated human tissue.
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
Manufacturing (Processing)
In early 2014, we expanded our production capacity from one location in Kennesaw, Georgia, by adding a second and significantly larger, manufacturing facility within our headquarters building in Marietta, Georgia. Effective January 2014, our main processing operations were relocated to the Marietta, Georgia facility. The Kennesaw facility serves as a secondary processing site.  We also perform research and early stage product and process development activities in our Marietta and Kennesaw, Georgia, locations. Stability maintains a facility in San Antonio, Texas for tissue processing.
We are registered with the FDA as a tissue establishment and are subject to the FDA’s quality system regulations, state regulations, and regulations promulgated by the European Union.   Our facilities are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Placental Donation Program

We have a comprehensive network of hospitals that participate in our placenta donation program.  We have a dedicated staff that works at these hospitals, collecting donated placentas from mothers who undergo Cesarean section births and consent to donation.  We believe that we will be able to procure an adequate supply of tissue to meet anticipated demand. However, see discussion below- “Risk Factors” under the heading “Our products are dependent on the availability of sufficient quantities of tissue from human donors, and any disruption in supply could adversely affect our business."
Research and Development
Our research and development group has extensive experience in developing products related to our field of interest, and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.  Clinical trials that demonstrate the safety, efficacy and cost effectiveness of our products are key to obtaining broader reimbursement for our products.  In addition to our internal staff, we contract with outside labs and physicians who aid us in our research and development process. See Part II, Item 7 below for information regarding expenditures for research and development in each of the last three fiscal years.
Environmental Matters
Our tissue preservation activities generate some chemical and biomedical wastes, consisting primarily of diluted alcohols and acids, and human and animal pathological and biological wastes, including human and animal tissue and body fluids removed during laboratory procedures.  The chemical and biomedical wastes generated by our tissue processing operations are placed in appropriately constructed and labeled containers and are segregated from other wastes.  We contract with third parties for transport, treatment, and disposal of waste.  We strive to remain compliant with applicable laws and regulations promulgated by the Resource Conservation and Recovery Act, the U.S. Environmental Protection Agency and similar state agencies.
Employees
As of December 31, 2015, we had approximately 550 employees.  We consider our relationships with our employees to be satisfactory.  None of our employees is covered by a collective bargaining agreement.
Available Information
Our website address is www.mimedx.com. We make available on this website under “Investors - SEC Filings,” free of charge, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.  In addition, we post filings of Forms 3, 4, and 5 filed by our directors, executive officers and ten percent or more shareholders.  We also make available on this website under the heading “Investors - Corporate Governance” our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee Charters as well as our Code of Business Conduct and Ethics.
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
Our products are dependent on the availability of sufficient quantities of tissue from human donors, and any disruption in supply could adversely affect our business.
The success of our human tissue products depends upon, among other factors, the availability of sufficient quantities of tissue from human donors.  The availability of donated tissue could be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry.  Any disruption in the supply of donated human tissue could restrict our growth and could have a material adverse impact on our business and financial condition.  We cannot be sure that the supply of human tissue will continue to be available at current levels or will be sufficient to meet our future needs.
The products we manufacture and process are derived from human tissue and therefore have the potential for disease transmission.
The utilization of human tissue creates the potential for transmission of communicable disease, including, but not limited to, human immunodeficiency virus (“HIV”), viral hepatitis, syphilis and other viral, fungal or bacterial pathogens.  We are required to comply with federal and state regulations intended to prevent communicable disease transmission.
Although we maintain strict quality controls over the procurement and processing of our tissue, there is no assurance that these quality controls will be adequate.  In addition, negative publicity concerning disease transmission from other companies' improperly processed donated tissue could have a negative impact on the demand for our products.
We depend on key personnel.
Our success will depend, in part, upon our ability to attract and retain skilled personnel, including sales, managerial and technical personnel.  There can be no assurance that we will be able to find and attract additional qualified employees to support our expected growth or retain any such personnel.  Our inability to hire and retain qualified personnel or the loss of services of our key personnel may have a material and adverse effect on our business and results of operations.
A significant portion of our revenues and accounts receivable come from Government accounts.
We provide products to Government accounts, including the Department of Veterans Affairs, through a distributor that has a Federal Supply Schedule (FSS) Contract.  Sales through this distributor, AvKARE, represented approximately 24% of our revenue in 2015, 34% of our revenue in 2014, and 56% of our revenue in 2013.  In addition, in 2014, the Company applied for, and in early 2015 received, its own FSS contract with a term through 2020, which allows the Company to sell directly to Government accounts. The initial term of the distribution agreement with AvKARE was due to expire in April 2015 but it has been extended via amendment through June 30, 2017, with the ability to further extend under certain circumstances. The agreement with AvKARE, as amended, allows the Company to sell its products directly on the FSS. Ultimately, the Company intends to transition all of its Government sales to sales sold directly to Government accounts on the FSS. Any disruption of our products on the Federal Supply Schedule (whether we are selling our products directly to Government accounts or through our current or another distributor) or a change in the way the Government purchases products like ours or the price it is willing to pay for our products, could materially and adversely affect our business, revenues and results of operations.
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
Our results of operations are dependent upon the continued operation of our processing facilities.  Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, and the need to comply with the requirements of directives from Government agencies, including the FDA.  We have a secondary processing facility in Kennesaw, Georgia that also serves as a disaster recovery center. However, the unavailability of our manufacturing and processing facilities could have a material adverse effect on our business, financial condition, and results of operations during the period of such unavailability.
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

We may not be successful in commercializing our CollaFix Technology.
We have invested substantial time and resources in developing various additional products using our CollaFix technology.  Further commercialization of this technology will require additional development, clinical evaluation, regulatory clearance or approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  Despite our efforts, any such products may not become commercially successful products for a number of reasons, including:

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
Our international expansion and operations in foreign markets expose us to risks associated with international sales and operations.

We are actively seeking to expand into foreign markets. Managing a global organization is difficult, time consuming, and expensive. Conducting international operations subjects us to risks that could be different than those faced by us in the United States. These risks include: lack of familiarity with and unexpected changes in foreign regulatory requirements; longer accounts receivable payment cycles and difficulties in collecting accounts receivable; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; the burdens of complying with a wide variety of foreign laws and legal standards; increased financial reporting burdens and complexities; and political, social, and economic instability abroad. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to operate and manage growth in other countries may not produce desired levels of revenue or profitability.

New lines of business or new products and services may subject us to additional risks.

    From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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
We have obtained licenses from third parties for patents and patent application rights related to our CollaFix technologies, allowing us to use intellectual property rights owned by or licensed to these third parties.  We do not control the maintenance, prosecution, enforcement or strategy for many of these patents or patent application rights and as such are dependent in part on the owners of the intellectual property rights to maintain their viability.  Their failure to do so could significantly impair our ability to exploit those technologies.
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
Some of our employees were previously employed at other medical device or tissue companies. We may also hire additional employees who are currently employed at other medical device or tissue companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors.  Although no claims against us are currently pending, we may be subject to claims that these employees or independent contractors have used or disclosed any party's trade secrets or other proprietary information. Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.  A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.
Our License Agreement for our CollaFix technology could be terminated.
Under our license agreement with Shriners' Hospitals for Children and University of South Florida Research Foundation dated January 29, 2007, it is possible for the licensor to terminate the agreement if we breach the license agreement and all of our cure rights are exhausted.  If our license agreement were to be terminated, our investment in the CollaFix technology would be lost.
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
The products we manufacture and process are derived from human tissue.  The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into a human patient.  HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act (so-called “361 HCT/Ps”) are not subject to any premarket clearance or approval requirements and are subject to less stringent post-market regulatory requirements.
If a product is deemed not to be a 361 HCT/P, FDA regulations will require premarket clearance or approval requirements that will involve significant time and cost investments by the Company. Further, there can be no assurance that the FDA will not, at some future point, change its position on current or future products' 361 HCT/P status, and any regulatory reclassification could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring premarket clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including 361 HCT/Ps.  We also cannot assure you that the FDA will not impose more stringent definitions with respect to products that qualify as 361 HCT/Ps.

See "Government Regulation" in Item 1 for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 12% of the Company's revenues in 2015.

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
As discussed above, the FDA has specific regulations governing our tissue-based products, or HCT/Ps. The FDA has broad post-market and regulatory and enforcement powers.  The FDA's regulation of HCT/Ps includes requirements for registration and listing of products, donor screening and testing, processing and distribution (“Current Good Tissue Practices”), labeling, record keeping and adverse-reaction reporting, and inspection and enforcement.
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

The American Association of Tissue Banks (“AATB”) has issued operating standards for tissue banking.  Compliance with these standards is a requirement in order to become an accredited tissue bank. In addition, some states have their own tissue banking regulations.
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
Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other Government-sponsored healthcare programs.  We have entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order our products or make decisions to use them.  In addition, some of these physicians own our stock, which they purchased in arm's length transactions on terms identical to those offered to non-physicians, or received stock awards from us as consideration for services performed by them.  While these transactions were structured with the intention of complying with all applicable laws, including state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these transactions as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties.  As discussed above, we have incorporated the AdvaMed code principles into our relationships with healthcare professionals under our consulting agreements, and our policies regarding payment of travel and lodging expenses, research and educational grant procedures and sponsorship of third-party conferences.  In addition, we have conducted training sessions on these principles. However, there can be no assurance that regulatory or enforcement authorities will view these arrangements as being in compliance with applicable laws or that one or more of our employees or agents will not disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate the market about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws.  This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf.  In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare and Medicaid, for non-compliance.
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
At this time, seven securities analysts provide research coverage of our common stock.  However, there is no assurance that these analysts will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.  Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  If securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect its actual and potential market price.  The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business.  If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.
Our charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.
We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

•	We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives.

•	We will incur additional depreciation expense as a result of recording purchased tangible assets.

•	To the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

•	Cost of sales may increase temporarily following an acquisition as a result of acquired inventory being recorded at its fair market value.

•	Earnings may be affected by changes in estimates of future contingent consideration to be paid when an earn-out is part of the consideration.

•	Earnings may be affected by transaction and implementation costs, which are expensed immediately.
 We do not intend to pay cash dividends.
We have never declared or paid cash dividends on our capital stock. We currently expect to use available funds and any future earnings in the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of our existing credit facility restrict us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be an investor's only source of potential gain from our common stock for the foreseeable future.

We and certain of our executive officers have been named as defendants in a class action lawsuit that could result in substantial costs and divert management’s attention.
As discussed in Item 3, Legal Proceedings, we, and certain of our executive officers, have been named as defendants in purported class action lawsuits that allege violations of federal securities laws related to various statements regarding our belief that our products were 361 HCT/Ps. The Court has preliminarily approved a settlement in this action and has set the final settlement hearing for April 5, 2016. We do not believe the terms of the settlement, if finally approved, will have a material adverse effect on our operating results or financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease approximately 80,000 square feet of office, laboratory, tissue processing and warehouse space.  We also lease (a) approximately 21,000 square feet for a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space; and (b) approximately 26,000 square feet of additional office space in Marietta, Georgia. In addition, Stability leases approximately 3,000 square feet for its corporate offices in Nashville, Tennessee and approximately 11,000 square feet in San Antonio, Texas which consists of its tissue processing center.

Item 3. Legal Proceedings
Securities Class Action
Following the publication of an Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock declined and several putative shareholder class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Exchange Act of 1934. The cases were consolidated in the United States District Court for the Northern District of Georgia. On November 17, 2015, the parties entered into a stipulation of settlement to settle the consolidated case in its entirety. The stipulation of settlement was filed with the Court on November 18, 2015. On November 19, 2015, the Court preliminarily approved the settlement and has set the final settlement hearing for April 5, 2016. The Company does not believe the terms of the settlement, if finally approved, will have a material adverse effect on its operating results or financial condition.

OIG Investigation

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

Patent Infringement Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are three actions pending, as described below:

The Liventa Action

First, there is an action pending against several entities in the in the United States District Court for the Northern District of Georgia, i.e., “the Liventa Action”. On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The Liventa Action was filed in the United States District Court for the Northern District of Georgia.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity.

On June 30, 2014, fact discovery began and the parties have engaged in extensive fact discovery.

MiMedx served Infringement Contentions on August 29, 2014, and Defendants served Invalidity Contentions and Responses to Infringement Contentions on September 29, 2014. After a protracted series of meet and confers, MiMedx required Defendants to supplement their invalidity contentions in view of parallel Inter Partes Review ("IPR")(see further discussion, infra) proceedings. MTF complied on June 26, 2015.

In September 2015, the Defendants filed a renewed Motion to Stay in light of the Patent Trial and Appeal Board's ("PTAB") decisions to institute IPRs on the ’437 and ’687 Patents, seeking a partial stay of the litigation as to the ’437, ’687, and ’494 Patents (i.e., the ’437 Patent family). MiMedx opposed the Motion to Stay with respect to the ’494 Patent and once again successfully defeated Defendants’ motion to stay.

Claim Construction proceedings began in October 2014. The parties submitted proposed constructions for key terms for the ’701, ’092, ’437, ’687, ’207, and ’494 Patents. Briefing was completed in March 2015.

On December 22, 2015, a Markman Hearing was held before Special Master Sumner C. Rosenberg. Over thirty disputed claim terms were at issue. One week later, on December 30, 2015, the Special Master issued its Report and Recommendation. Except for one term, the Special Master’s Report essentially adopted MiMedx’s proposed constructions. The parties are awaiting a final Court decision pending their respective objections.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The Bone Bank Action is in an advanced stage. The parties have (i) substantially completed document production; (ii) taken several fact depositions (both party and non-party); and (iii) completed claim construction briefing. The Markman hearing in this case was held on October 2, 2015. Except for one term, the Court adopted MiMedx’s proposed construction of the disputed terms. The parties have submitted a proposed scheduling order to the Court and are awaiting the Court’s order in this regard. Meanwhile, the parties continue with fact discovery in view of recent depositions.

The NuTech Action

Finally, on March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. ("NuTech") and DCI Donor Services, Inc. ("DCI") for permanent injunctive relief and unspecified damages. This lawsuit was filed in the United States District Court for the Northern District of Alabama. The lawsuit alleges that NuTech and DCI have infringed and continue to infringe the Company's patents through the manufacture, use, sale, and/or offering of their tissue graft product. The lawsuit also asserts that NuTech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers.

On April 17, 2015, NuTech filed a motion to dismiss the case purportedly for lack of patentable subject matter, which the Company opposed. NuTech also filed a motion to stay the case pending disposition of the motion to dismiss, which MiMedx also opposed, and on which the Court declined to rule. Hearing on the motion to dismiss occurred on August 20, 2015. On November 24, 2015, the court ruled on NuTech’s Motion to Dismiss, granting in part, and denying in part. MiMedx still has claims against NuTech for infringement of the ‘494 and ‘687 patents, as well as violations of the Lanham Act; these claims shall proceed.

On December 30, 2015, the parties submitted a Joint Rule 26(f) Report of Parties’ Planning Meeting and Proposed Case Management Order to the Court. In the Report, the parties requested that the Court stay the proceedings with respect to the ’687 patent pending the completion of the inter partes review on that patent.

On January 8, 2016, MiMedx served its infringement contentions. Discovery has recently begun.

Pending IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases have challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action have challenged the validity of the Company's 8,597,687 and 8,709,494 patents (the "'687" and "'494" patents, respectively); while the defendants in the Liventa Action have challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

On June 29, 2015, the Patent Trial and Appeals Board ("PTAB") denied defendants' request for institution of an IPR with respect to the '494 patent on all seven challenged grounds. On August 18, 2015, the PTAB also denied defendants' request for institution of an IPR with respect to the '701 patent on all six challenged grounds. That is, the PTAB decided in each case that the defendants failed to establish a reasonable likelihood that defendants would prevail in showing any of the challenged claims of the '494 or the '701 patent were unpatentable.

On July 10, 2015 the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The PTAB also adopted MiMedx's construction of the claims which will govern the Board's review of the '687 patent. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. Briefing and expert discovery is ongoing.

Following the PTAB decisions, the defendants in the Bone Bank Action moved to stay the district court litigation, despite the Court's previous denial of such a stay, pending the outcome of the '687 patent inter partes review. The parties agreed to stay the case with respect to the '687 patent only and the Court denied Bone Bank's motion to stay the litigation with respect to the '494 patent. The Company has also successfully defeated an attempt by defendants in the Liventa Action to stay that litigation -- also pending the outcome of the IPR of the patents at issue in that case.

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

The following table sets forth, for the periods indicated, the range of high and low sale prices per share of common stock on NASDAQ for the fiscal years ended December 31, 2014 and 2015.

Year ended December 31, 2015	High	Low
First Quarter	$11.33	$7.92
Second Quarter	11.93	8.97
Third Quarter	13.20	8.52
Fourth Quarter	10.14	6.71

Year ended December 31, 2014	High	Low
First Quarter	$8.68	$5.56
Second Quarter	7.63	4.88
Third Quarter	7.90	6.10
Fourth Quarter	11.97	6.81

Based upon information supplied from our transfer agent, there were approximately 739 shareholders of record of our common stock as of February 10, 2016.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes an investment of $100.00 on December 31, 2010, in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index.

ASSUMES $100 INVESTED ON DEC. 31, 2010
ASSUMES NO DIVIDENDS
FISCAL YEAR ENDING DEC. 31, 2015

Unregistered Sales of Equity Securities and Use of Proceeds

In November of 2015, we issued approximately 42,000 unregistered shares of common stock in connection with the exercise of warrants at an exercise price of $1.09 per share. These issuances were exempt under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2016. In December 2014, the Board increased the authorization to a total of $20 million and further increased the authorization in 2015 to a total of $60 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. Below is a summary of the Company's stock repurchases, before brokerage commissions of approximately $70,000, for the quarter ended December 31, 2015. All shares were purchased pursuant to the Company's publicly announced repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amount Spent Under the Plan	Remaining Amount to be Spent Under the Plan
Total amount remaining October 1, 2015				$3,414,850

October 2015 increased spending authorization				$20,000,000

October 1, 2015 - October 31, 2015	1,282,757	$8.53	$10,940,681	$12,474,169

November 1, 2015 - November 30, 2015	912.456	$7.65	$6,980,399	$5,493,770

December 2015 increased spending authorization				$10,000,000

December 1, 2015 - December 31, 2015	141,000	$8.65	$1,220,131	$14,273,639

Total for the quarter	2,336,213	$8.19	$19,141,211

Item 6. Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Consolidated Financial Statements and notes in Item 8.

	As of December 31, in thousands
	2015	2014	2013	2012	2011
Statement of Operations Data:

Net sales	$187,296	$118,223	$59,181	$27,054	$7,760
Gross margin	167,094	105,558	49,853	21,865	4,403
Operating income (loss)	24,364	7,100	(2,639)	(5,355)	(9,761)
Net income (loss)	$29,446	$6,220	$(4,112)	$(7,662)	$(10,194)
Net income (loss) per common share - basic	$0.28	$0.06	$(0.04)	$(0.09)	$(0.14)
Net income (loss) per common share - diluted	$0.26	$0.05	$(0.04)	$(0.09)	$(0.14)

		As of December 31, in thousands
	2015	2014	2013	2012	2011
Balance Sheet Data:

Total assets	$135,913	$109,259	$84,694	$35,183	$27,096
Working capital	69,533	67,272	55,781	13,072	2,149
Long term liabilities	1,148	1,526	1,518	10,158	10,468
Stockholders' equity	107,988	89,329	73,568	20,007	11,897

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

Overview

MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues and human skin and bone.  "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself.  Our biomaterial platform technologies are AmnioFix®, EpiFix®, OrthoFlo, Physio™, AlloBurn™, and CollaFix™.  AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane derived from donated placentas. Elected in advance of delivery through our donor program, a mother delivering a healthy baby via scheduled full-term Caesarean section birth may donate the placenta in lieu of having it discarded as medical waste.  We process the human amniotic membrane utilizing our proprietary PURION® Process, to produce a safe and effective implant.  MiMedx is the leading supplier of amniotic tissue, having supplied over 500,000 allografts to date for application in the Wound Care, Burn, Surgical, Orthopedic, Spine, Sports Medicine, Ophthalmic and Dental sectors of healthcare.  We recently introduced OrthoFlo, an amniotic fluid derived allograft for homologous use.  Amniotic fluid is donated by a consenting mother delivering a full-term healthy baby by scheduled Caesarean section.  Through the recent acquisition of Stability Biologics,  our newest proprietary platforms include Physio, a unique bone grafting material comprised of 100% bone tissue with no added carrier, a  demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn, a skin product for burns.  CollaFix, our next technology platform we plan to commercialize, is our collagen fiber technology designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.  CollaFix is the only known biological, biodegradable, biomimetic technology that matches human tendon in strength and stiffness.

Our EpiFix allografts are configured for external use. We offer EpiFix® in a sheet form as well as a micronized powder form. Currently, the EpiFix platform is being used to treat chronic wounds, including diabetic foot ulcers, venous stasis ulcers, arterial ulcers and pressure ulcers, burns and surgical wounds (such as wounds following plastic surgery).

Our AmnioFix allografts consist of three configurations, all configured for internal use:

•	AmnioFix is provided in a sheet form. It is used to modulate inflammation, enhance soft tissue healing and to minimize scar tissue formation. It has been used in spine, urology and general surgeries.

•	AmnioFix Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix®, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix Injectable is supplied in micronized powder form used to reduce inflammation while enhancing healing of soft tissue.  AmnioFix Injectable has been used to treat conditions such as tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis, bursitis, strains and sprains.

We also process allografts for ophthalmic surgery and dental applications, which are sold on an OEM basis.

Our assets also include licenses to two medical device technology platforms- HydroFix and CollaFix.  Although we had commercialized some products based on the HydroFix technology, due to the relatively small size of the addressable market for those products, we decided to discontinue that product line in the fourth quarter of 2013. We are currently working to develop products using our CollaFix technology and continue to assess how best to exploit that technology.

Our distribution model is comprised of direct sales, third party sales agents and stocking distributors that market MiMedx-branded products. We also have several OEM relationships targeting the spine, orthopedic, ophthalmic and dental markets. Our primary focus is in the U.S. market, but we are currently exploring international expansion opportunities. In 2015 approximately 3% of our revenues were from sales outside the U.S. to stocking distributors compared with less than 1% of revenues in 2014.

Recent Events

FDA Guidance

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier. The Company submitted comments to the Minimal Manipulation draft guidance asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has also indicated that it will hold a public hearing on a date in 2016 to be determined to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company has requested, and has been granted an opportunity to speak at this hearing.

Acquisition of Stability

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics, a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. The acquisition of Stability was effected by the merger of Stability Inc. into a newly created wholly owned subsidiary of the Company. The new subsidiary was the surviving company in the merger and was subsequently renamed Stability Biologics, LLC ("Stability"). The Company paid $10 million at the closing, comprised of 60% cash and 40% in shares of common stock of MiMedx Group, Inc., assumed approximately $800,000 in debt and eliminated a $2.4 million receivable related to Company products sold to Stability prior to the acquisition. The Company will also pay future contingent consideration through a two-year earn out arrangement based on the 2016 and 2017 performance of Stability's business. The Company expects the earn out will be the larger portion of the overall consideration for the transaction. The earn out will also be paid in the form of 60% cash and 40% in shares of stock of MiMedx Group, Inc.

Critical Accounting Policies
We believe that of our significant accounting policies, which are described in Note 2 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity.
Revenue Recognition and Sales Returns, Discounts, and Allowances Accruals
The Company sells its products primarily through a combination of a direct sales force, independent stocking distributors and third - party representatives in the U.S. and independent distributors in international markets.  The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance.  In cases where the Company utilizes distributors or ships products directly to the end user, it recognizes revenue according to the shipping terms of the agreement provided all revenue recognition criteria have been met.  A portion of the Company’s revenue is generated from inventory maintained at hospitals or with field representatives.  For these products, revenue is recognized at the time the product has been used or implanted.  The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
Goodwill and Impairment of Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. No goodwill impairment has been recognized during 2015, 2014 or 2013.
Other intangible assets include patents, trademarks, and purchased technology. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from ten to fourteen years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to Note 8 to the consolidated financial statements in Item 8 for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. In 2012, because our impairment test indicated that the carrying value of the intangible assets related to HydroFix exceeded its fair value, an impairment loss of approximately $1,798,000 was recognized and the intangible asset carrying amount was adjusted to its new basis. During the fourth quarter of 2013 we chose to discontinue the HydroFix product line. This action resulted in an impairment charge of approximately $368,000. This item is included in our Statement of Operations for the year ended December 31, 2013.
Fair Value Measurements
We record certain financial instruments at fair value, including: cash equivalents and contingent consideration.  We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2015 we have not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
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
Income Taxes
    The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8 for recently adopted accounting pronouncements.

Results of Operations for the year ended December 31, 2015, compared to the year ended December 31, 2014
Revenue
Total revenue increased $69.1 million, or 58%, from approximately $118.2 million in 2014 to $187.3 million in 2015. This growth in revenue was driven by increases in our direct sales force, taking market share from other suppliers of wound care technologies, as well as market expansion due to the clinical and cost benefits of our EpiFix platform. Growth was also driven by expansion into several new surgical applications with our AmnioFix platform. Wound Care revenue in 2015 grew by $47.5 million, or approximately 51%, compared with 2014. Surgical, Sports Medicine, and Orthopedics (SSO) revenue in 2015 grew by $21.5 million or approximately 87%, compared with 2014.
Tissue Processing Costs and Cost of Products Sold
Cost of sales as a percentage of revenue was 10.8% versus 10.7% when compared to the prior year. The increase is due to the expiration of pass through status of our wound care products for Medicare patients in hospital out-patient clinics and ambulatory surgery centers, product sales mix, mostly offset by an increase in direct sales revenue and higher production rates that absorb a greater percentage of fixed manufacturing costs, and continued improvements in manufacturing efficiencies. SSO sales have lower gross margins than Wound Care sales, so the Company expects cost of sales as a percentage of revenue to increase as SSO sales become a larger percentage of total company sales.

Research and Development Expenses
Our research and development expenses increased approximately $1.4 million, or 19%, to $8.4 million in 2015, compared to approximately $7.0 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and consulting fees. The Company expects research and development expenses to remain in line with current spending on a percentage of sales basis moving forward.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for 2015 increased approximately $42.9 million, or 47%, to $133.4 million compared to $90.5 million for 2014. Selling expense increases were driven primarily by costs associated with building our direct sales organization for both the Wound Care and SSO markets, where headcount grew by 65 during the year, as well as increased commissions due to higher sales volume. General and administrative expense increases were driven primarily by costs associated with adding personnel to support continued growth, as well as increased patent litigation costs.
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation included in SG&A for the years ended December 31, 2015 and 2014, was approximately $15.8 million and $10.5 million, respectively, an increase of approximately $5.3 million, or 50%.
Amortization expense related to intangible assets remained flat at $0.9 million for the year ended December 31, 2015 as compared to the prior year. We amortize our intangible assets over a period of 10 to 17 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Net Interest Expense
We recorded financing and net interest expense of approximately $86,000 during the year ended December 31, 2015, compared with approximately $48,000 of financing and net interest expense during the year ended December 31, 2014. The increase is due to the amortization of deferred financing costs incurred during 2015 related to our $50 million revolving credit facility. See Note 9 in the consolidated financial statements in Item 8 for further details.
Results of Operations for the year ended December 31, 2014, compared to the year ended December 31, 2013
Revenue
Total revenue increased $59 million, or 100%, from approximately $59.2 million in 2013 to $118.2 million in 2014. The increase in revenue as compared to the prior year is due primarily to increased wound care sales of EpiFix in both commercial and Government accounts. Commercial revenue growth was driven by expanded Medicare and private insurance coverage.
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
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation included in SG&A for the years ended December 31, 2014 and 2013, was approximately $10.5 million and $5.3 million, respectively, an increase of approximately $5.2 million, or 98%.
We recorded approximately $.9 million and $1.1 million in amortization expense related to intangible assets in the years ended December 31, 2014 and 2013, respectively. The decrease of approximately $0.2 million is attributable to the impairment related to our HydroFix product line which we elected to discontinue in the fourth quarter of 2013.  We amortize our intangible assets over a period of 10 to 17 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property.  We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Net Interest Expense
We recorded financing and net interest expense of approximately $48,000 during the year ended December 31, 2014, compared with approximately $1.4 million of financing and net interest expense during the year ended December 31, 2013, which represented the amortization of debt discount in connection with convertible senior secured promissory notes issued in 2011.
Contractual Commitments
The table below sets forth our known contractual obligations as of December 31, 2015 (in thousands):

		less than			More than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$133	$102	$31	$—	$—
Operating lease obligations	7,542	1,804	3,623	2,115	—
Charitable contribution obligations	250	250	—	—	—
Meeting space commitments	1,247	764	483	—	—
	$9,172	$2,920	$4,137	$2,115	$—
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
Our net working capital at December 31, 2015, increased $2.2 million to $69.5 million from $67.3 million at December 31, 2014. The increase in working capital was primarily due to our revenue growth resulting in an increase in accounts receivable, mostly offset by cash used for share repurchases. The current ratio (current assets divided by current liabilities) decreased to 3.6 as of December 31, 2015, as compared to 4.6 at December 31, 2014.
On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million at any time outstanding. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by the Company's subsidiaries. Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate under the Credit Agreement equals the highest of (i) the agent’s prime rate, (ii) the Federal Funds rate plus 0.50%, or (iii) LIBOR for a one month interest period plus 1.0%. The initial applicable margin is 0.50% with respect to base rate borrowings and 1.50% with respect to the LIBOR borrowings. The applicable margin is subject to quarterly pricing adjustments based on the Company’s consolidated leverage ratio. In addition to paying interest on outstanding principal under the facility, the Company is required to pay a commitment fee in respect of committed but unutilized commitments equal to 0.25% per annum initially. The commitment fee is subject to quarterly adjustments based on the Company's consolidated leverage ratio. The Company must pay a fee on outstanding letters of credit under the facility at a rate equal to the applicable margin in respect of LIBOR borrowings plus certain fronting and administrative fees. The maturity date of the revolving credit facility is October 12, 2018. The Credit Agreement provides that the maturity date may be extended up to twice for one additional year each, subject to certain customary terms and conditions set forth in the Credit Agreement, if requested by the Company and agreed-upon by the lenders. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million.

As of December 31, 2015, we had approximately $28.5 million of cash and cash equivalents. In addition, we had short term investments in FDIC insured certificates of deposit at various U.S. financial institutions that totaled, approximately $3.0 million.  We believe that our anticipated cash from operating activities, existing cash and cash equivalents and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Discussion of cash flows
Net cash from operations during the year ended December 31, 2015, increased approximately $2.0 million to $18.8 million, compared to $16.8 million from operating activities for the year ended December 31, 2014, and was primarily attributable to the increase in Net Income (net of non cash items), partially offset by an increase in accounts receivable.
Net cash used in investing activities during the year ended December 31, 2015, decreased approximately $11.5 million to $0.7 million compared to $12.2 million used in investing activities for the year ended December 31, 2014. The decrease was primarily due to maturing certificates of deposit.
Net cash flows used in financing activities during the year ended December 31, 2015, was approximately $36.2 million compared to $2.1 million during the year ended December 31, 2014. The increase is primarily due to an increase in share repurchases, partially offset by an increase in proceeds received from the exercise of stock options and warrants.
Due to the material amount of non-cash related items included in our results of operations, we have developed an Adjusted EBITDA metric that provides management with a clearer view of operational use of cash (see the table below). Our Adjusted EBITDA for the year ended December 31, 2015, was approximately $44.0 million which is an improvement of approximately $23.3 million as compared to 2014 and an improvement of $38.5 million compared to 2013. These year-over-year improvements were the result of improved operating results.
Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with U.S. GAAP. The following table presents a reconciliation of Adjusted EBITDA to Net Income (loss), the most comparable financial measure reported under GAAP, for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31 (in thousands)
	2015	2014	2013
Net Income (Loss) (Per GAAP)	$29,446	$6,220	$(4,112)
Add back (deduct):
Income Taxes	(5,168)	832	100
Financing expense associated with beneficial conversion of Senior Secured Promissory Notes	—	—	1,328
Other interest expense, net	86	48	45
Depreciation Expense	1,799	1,197	637
Loss on fixed asset disposal	—	—	37
Amortization Expense	933	928	1,054
Share-Based Compensation	16,896	11,453	6,010
Impairment of Intangible Assets	—	—	368
Income Before Interest, Taxes, Depreciation, Amortization and Share -Based Compensation (Adjusted EBITDA)	$43,992	$20,678	$5,467
Inflation
We do not believe that the rate of inflation has had a material effect on our operating results.  However, inflation could adversely affect our future operating results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Based on our lack of market risk sensitive instruments outstanding at December 31, 2015, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries ( the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended in the period ended December 31, 2015. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2015 listed in the index at Item 15.  These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MiMedx Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MiMedx Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MiMedx Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and the related consolidated financial statement schedules as of December 31, 2015, 2014 and 2013, and our report dated February 29, 2016 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

February 29, 2016

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,486	$46,582
Short term investments	3,000	5,750
Accounts receivable, net	53,755	26,672
Inventory, net	7,460	5,133
Prepaid expenses and other current assets	3,609	1,540
Total current assets	96,310	85,677
Investments	—	3,250
Property and equipment, net of accumulated depreciation	9,475	5,447
Goodwill	4,040	4,040
Intangible assets, net of accumulated amortization	10,763	10,845
Deferred tax asset, net	14,838	—
Deferred financing costs and other assets	487	—
Total assets	$135,913	$109,259
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,633	$3,661
Accrued compensation	15,034	11,523
Accrued expenses	4,644	2,504
Other current liabilities	466	716
Total current liabilities	26,777	18,404

Other liabilities	1,148	1,526
Total liabilities	27,925	19,930
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 109,467,416 issued and 107,361,471 outstanding at December 31, 2015 and 108,776,247 issued and 107,789,611 outstanding at December 31, 2014	109	108
Additional paid-in capital	163,133	162,433
Treasury stock at cost: 2,105,945 shares at December 31, 2015 and 986,636 shares at December 31, 2014	(17,125)	(5,637)
Accumulated deficit	(38,129)	(67,575)
Total stockholders' equity	107,988	89,329
Total liabilities and stockholders' equity	$135,913	$109,259
 See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013

Net sales	$187,296	$118,223	$59,181
Cost of sales	20,202	12,665	9,328
Gross margin	167,094	105,558	49,853

Operating expenses:
Research and development expenses	8,413	7,050	4,843
Selling, general and administrative expenses	133,384	90,480	46,227
Impairment of intangible assets	—	—	368
Amortization of intangible assets	933	928	1,054

Operating income (loss)	24,364	7,100	(2,639)

Other income (expense), net
Amortization of debt discount	—	—	(1,328)
Interest expense, net	(86)	(48)	(45)

Income (loss) before income tax provision	24,278	7,052	(4,012)
Income tax provision	5,168	(832)	(100)

Net income (loss)	$29,446	$6,220	$(4,112)

Net income (loss) per common share - basic	$0.28	$0.06	$(0.04)

Net income (loss) per common share - diluted	$0.26	$0.05	$(0.04)

Weighted average shares outstanding - basic	105,929,205	105,793,008	96,285,504

Weighted average shares outstanding - diluted	113,628,482	113,295,504	96,285,504

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balances, December 31, 2012	88,423,169	$88	$89,627	50,000	$(25)	$(69,683)	$20,007

Share-based compensation expense	—	—	6,010	—	—	—	6,010
Exercise of stock options	1,958,674	2	1,979	—	—	—	1,981
Exercise of warrants	1,844,352	2	2,106	—	—	—	2,108
Common stock issued for 5% convertible note	5,272,004	5	5,267	—	—	—	5,272
Common stock issued for earn - out liability	1,174,915	1	5,791	—	—	—	5,792
Issuance of restricted stock	2,500	—	—	—	—	—	—
Public offering of common stock, net of expenses	5,750,000	6	36,504	—	—	—	36,510
Net income (loss)	—	—	—	—	—	(4,112)	(4,112)
Balances, December 31, 2013	104,425,614	$104	$147,284	50,000	$(25)	$(73,795)	$73,568

Share-based compensation expense	—	—	11,453	—	—	—	11,453
Exercise of stock options	1,653,690	2	2,468	—	—	—	2,470
Exercise of warrants	1,242,416	1	1,112	—	—	—	1,113
Issuance of restricted stock	1,438,569	1	(1)	—	—	—	—
Shares issued for services performed	15,958	—	117	—	—	—	117
Stock repurchase	—	—	—	936,636	(5,612)	—	(5,612)
Net income	—	—	—	—	—	6,220	6,220
Balance December 31, 2014	108,776,247	$108	$162,433	986,636	$(5,637)	$(67,575)	$89,329

Share-based compensation expense	—	—	16,896	—	—	—	16,896
Tax benefit of share-based compensation expense	—	—	7,757	—	—	—	7,757
Exercise of stock options	647,656	1	(9,792)	(1,573,225)	14,420	—	4,629
Exercise of warrants	—	—	(379)	(42,400)	425	—	46
Issuance of restricted stock	34,250	—	(14,547)	(1,940,009)	14,547	—	—
Restricted stock shares canceled/forfeited	(2,058)	—	652	69,949	(652)	—	—
Shares issued for services performed	11,321	—	113	(5,172)	51	—	164
Stock repurchase	—	—	—	4,610,166	(40,279)	—	(40,279)
Net income	—	—	—	—	—	29,446	29,446
Balances, December 31, 2015	109,467,416	$109	$163,133	2,105,945	$(17,125)	$(38,129)	$107,988
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$29,446	$6,220	$(4,112)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,799	1,197	637
Loss on fixed asset disposal	—	—	37
Amortization of intangible assets	933	928	1,054
Impairment of intangible assets	—	—	368
Amortization of debt discount and deferred financing costs	42	—	1,328
Share-based compensation	16,896	11,453	6,010
Change in deferred income taxes	(7,081)	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(27,083)	(10,579)	(8,439)
Inventory	(2,327)	(1,252)	(858)
Prepaid expenses and other assets	(2,094)	(203)	(637)
Accounts payable	3,136	1,287	1,209
Accrued compensation	3,511	5,935	2,836
Accrued expenses	2,140	1,098	353
Accrued interest	—	—	(42)
Other liabilities	(511)	718	(28)
Net cash flows from operating activities	18,807	16,802	(284)
Cash flows from investing activities:
Purchases of equipment	(5,827)	(2,558)	(2,337)
Maturity (purchases) of fixed maturity securities	6,000	(9,000)	—
Patent application costs	(851)	(594)	(689)
Net cash flows from investing activities	(678)	(12,152)	(3,026)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,629	2,470	1,981
Proceeds from exercise of warrants	46	1,113	2,108
Proceeds from public offering, net of expenses	—	—	36,602
Deferred financing costs	(504)	—	—
Stock repurchase	(40,279)	(5,612)	—
Principal payments of equipment leases	(117)	(117)	(57)
Net cash flows from financing activities	(36,225)	(2,146)	40,634

Net change in cash	(18,096)	2,504	37,324
Cash and cash equivalents, beginning of period	46,582	44,078	6,754
Cash and cash equivalents, end of period	$28,486	$46,582	$44,078
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Nature of Business

MiMedx Group, Inc. (“MiMedx,” "the Company,” “we,” or “us”) operates in one business segment, Regenerative Biomaterials, which includes the development, processing and marketing of regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues in the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories.  The Company's biomaterial platform technologies include tissue technologies, AmnioFix and EpiFix, amniotic fluid derived allograft, OrthoFlo, and anticipated device technology CollaFix , which the Company has yet to commercialize.
The Company is focused primarily on the United States but is actively exploring international expansion opportunities.  The adoption of the technologies may vary depending on each country’s regulations, but the opportunities to help individuals in the different disease states remain similar and large.

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
Principles of Consolidation
The accompanying financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, Inc., MiMedx Processing Services, LLC (formerly known as SpineMedica, LLC), and MiMedx Tissue Services, LLC (formerly known as Surgical Biologics, LLC). All significant inter-company balances and transactions have been eliminated.
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
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  In July 2010, the Federal Deposit Insurance Corporation (“FDIC”) increased coverage to $250,000 for substantially all depository accounts. As of December 31, 2015 and 2014, the Company had cash and cash equivalents of approximately $27,700,000 and $44,600,000, respectively, in excess of the insured amounts.
The Company’s principal market concentration of risk is related to its limited distribution channels.  The Company's revenues include the distribution efforts of several independent companies as well as the Company's internal sales force. Significant revenues are derived from the Company's relationship with one of its distributors, AvKare, Inc. which sells our products to the Federal Government. For the years ended December 31, 2015, 2014 and 2013, AvKare revenue was approximately 24%, 34%, and 56%, of total revenue, respectively. Related receivables for the years ended December 31, 2015 and 2014 were approximately 26%, and 33%, of total accounts receivable, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash and FDIC insured certificates of deposit held at various banks with an original maturity of three months or less.
Accounts Receivable

Accounts receivable represent amounts due from customers for which revenue has been recognized.  Generally, the Company does not require collateral or any other security to support its receivables.
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers' current creditworthiness, customer concentrations, age of accounts receivable balance and general economic conditions that may affect the customers' ability to pay.
Investments
Investments consist of FDIC insured certificates of deposit held at various banks and are classified as either Short term investments or Investments depending on their maturity date and are valued at cost, which approximates market value.
Inventories
Inventories are valued at the lower of cost or market, using the first–in, first-out (FIFO) method.  Inventory is tracked through Raw Material, WIP, and Finished Good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.
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
During the fourth quarter of 2013, the Company chose to discontinue the HydroFix product line. This action resulted in an impairment charge of approximately $368,000 related to the Licenses for SaluMedica LLC, Spine Repair and Polyvinyl

Alcohol Cryogel. This item is included in our Statement of Operations for the year ended December 31, 2013. An impairment charge of approximately $1,800,000 had previously been booked in 2012.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to seven years.  Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful lives or the life of the lease. The Company is party to various lease arrangements for its facility space and equipment. These arrangements include interest, scheduled rent increases and rent holidays which are included in the determination of minimum lease payments when assessing lease classification, and are included in rent expense on a straight line basis over the lease term. See Notes 7 and 16 for further information regarding capital leases, operating leases and rent expense.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $851,000 of patent costs during 2015, $594,000 of patent costs during 2014 and $689,000 of patent costs during 2013.
Impairment of Long-lived Assets
The Company evaluates the recoverability of its long-lived assets (property and equipment) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated.  If the net book value of the related assets exceeds the expected undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. During the fourth quarter of 2013, the Company chose to discontinue the HydroFix product line. This action resulted in a disposal loss of approximately $30,000. This item is included in the Consolidated Statements of Operations for the year ended December 31, 2013, as Selling, General and Administrative expenses.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.

Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
Fair Value of Financial Instruments
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature and type of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, short term investments, accounts payable and accrued expenses. The carrying cost of the Company’s investments also reflects their fair values due to the type of these investments and the fair value of capital leases approximates their carrying value based upon current rates available to the Company.
Fair Value Measurements
The Company records certain financial instruments at fair value, including: cash equivalents, short term investments and investments.  The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2015, the Company has not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company has adopted this standard, prospectively, at the beginning of the fourth quarter 2015 to simplify reporting with the release of the valuation allowance as disclosed in Note 13. Prior periods were not retrospectively adjusted.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
All other ASUs issued and not yet effective for the year ended December 31, 2015, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Capital Resources
Net Working Capital
As of December 31, 2015, the Company had approximately $28,486,000 of cash and cash equivalents.  The Company reported total current assets of approximately $96,310,000 and current liabilities of approximately $26,777,000 and had net working capital of approximately $69,533,000.
Overall Liquidity and Capital Resources
  The Company's largest cash requirement for the twelve months ended December 31, 2015 was cash for general working capital needs. In addition, the Company's other cash requirements included capital expenditures, and repurchases of the Company's common stock. The Company funded its cash requirements through its existing cash reserves, and its operating activities which generated approximately $18,807,000 during the period. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents as well as its investments in FDIC insured certificates of deposit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year. In addition, on October 12, 2015, the Company entered into a new three-year $50 million senior secured revolving credit facility, which provides additional liquidity.

4.	Cash Equivalents and Short Term Investments
Included in Cash and cash equivalents as of December 31, 2014, were approximately $1,250,000 of FDIC insured certificates of deposit held with various U.S. financial institutions. Short term investments at December 31, 2015 and 2014 consist of approximately $3,000,000 and $5,750,000, respectively, of FDIC insured certificates of deposits held with various financial institutions. The cost of these instruments approximates their fair market value.

5.	Inventories

Inventories consisted of the following items as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Raw materials	$602	$255
Work in process	3,850	3,419
Finished goods	3,405	1,986
Inventory, gross	7,857	5,660
Reserve for obsolescence	(397)	(527)
Inventory, net	$7,460	$5,133

6.	Investments
Investments consisted of FDIC insured certificates of deposit with various U.S. financial institutions. The balance as of December 31, 2015 was zero and the balance as of December 31, 2014 was approximately $3,250,000 and the cost approximated fair market value. Maturities of these instruments range to May of 2016.

7.	Property and Equipment
Property and equipment consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$2,684	$2,559
Lab and clean room equipment	4,564	3,040
Furniture and equipment	4,577	2,398
Construction in Progress	2,629	949
Property and equipment, gross	14,454	8,946
Less accumulated depreciation	(4,979)	(3,499)
Property and equipment, net	$9,475	$5,447
Included in property and equipment is approximately $427,000 of capital leases. The corresponding liability of approximately $133,000 is included in other liabilities in the accompanying condensed consolidated balance sheet. Also included is approximately $1,000,000 in leasehold improvements paid for by the landlord of our main operating facility with a corresponding liability included in long term liabilities, which is amortized over the term of the lease.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was approximately $1,799,000, $1,197,000, and $637,000, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

		December 31,
		2015	2014
	Weighted Average Amortization Lives	Cost	Cost
Licenses (a) (b)	10 years	$1,009	$1,009
Patents & Know How (b)	17 years	8,001	7,891
Customer & Supplier Relationships (b)	14 years	3,761	3,761
Tradenames & Trademarks (b)	indefinite	1,008	1,008
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	1,823	1,082
Total		15,627	14,776
Less Accumulated amortization		(4,864)	(3,931)
Net		$10,763	$10,845

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of December 31, 2015, this license had a remaining net book value of approximately $110,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Trade Names & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. During 2015 approximately $110,000 of additional costs associated with patents granted during the year were capitalized and included in Patents & Know- How subject to amortization.

(c)
Capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

Amortization expense for the years ended December 31, 2015, 2014, and 2013, was approximately $933,000, $928,000, and $1,054,000, respectively.

Expected future amortization of intangible assets as of December 31, 2015, is as follows (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2016	$936
2017	846
2018	836
2019	836
2020	836
Thereafter	5,465
$9,755

9.	Long-Term Debt
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
In conjunction with the sale of the Notes, the Company incurred a placement fee of $32,800 and issued 42,400 common stock warrants to the placement agents at an exercise price of $1.09 per share.  These warrants were exercised in November 2015.  The fair value of the warrants was determined to be approximately $15,000 using the Black-Scholes-Merton valuation technique.  The total direct costs of approximately $47,800 were recorded as deferred financing costs and were amortized over the term of the Notes using the effective interest method.  Further, the placement agent warrants are classified in stockholders’ equity because they achieved all of the requisite conditions for equity classification in accordance with GAAP.
During the months of January and February 2013, all holders of the Notes converted their interest in this obligation to shares of MiMedx common stock.  The total amount of debt plus accrued interest that was exchanged was approximately $5,272,000.  In conjunction with this exchange, approximately 5,272,000 shares of the Company’s common stock were issued in full satisfaction of this obligation.  Included in this total are 532,260 shares representing the CEO’s conversion of his Note.  This also resulted in the acceleration of amortization of debt discount and total interest expense of approximately $1,328,000 during the year ended December 31, 2013.
Credit Facility
On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%.  Fees paid in connection with the initiation of the credit facility totaled approximately $500,000.  These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default. As of December 31, 2015, there were no outstanding revolving loans under the credit facility.

10.	Net Income (loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and restricted stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$29,446	$6,220	$(4,112)
Denominator for basic earnings per share - weighted average shares	105,929,205	105,793,008	96,285,504
Effect of dilutive securities: Stock options, warrants, and restricted stock (a)	7,699,277	7,502,496	—
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	113,628,482	113,295,504	96,285,504
Income (loss) per common share - basic	0.28	0.06	(0.04)
Income (loss) per common share - diluted	$0.26	$0.05	$(0.04)
(a)Securities that are included in the computation of the denominator above, utilizing the treasury stock method for the years ended December 31, 2015 and 2014 are as follows:

Effect of dilutive securities:	2015	2014
Stock Options	7,121,774	7,035,728
Warrants	33,676	226,926
Restricted Stock Awards	543,827	239,842
	7,699,277	7,502,496
Securities for the year ended December 31, 2013 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

11.	Common Stock Placements
Public Offering of Common Stock
In December of 2013, the Company completed a public offering (the "Offering”) of 5,750,000 shares of its common stock at $6.80 per share. Proceeds from the Offering, net of underwriting expenses were $36,704,000. In addition, the Company incurred approximately $194,000 in various legal fees for services related to the Offering.
Proceeds from the Offering were used for general corporate purposes, including, but not limited to, research, development and further commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures, working capital and future acquisitions of complementary businesses, technology or products.

12.	Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at December 31, 2015, totaled 70,000.  The maximum number of shares of common stock that can be issued under the 2006 Plan total 26,500,000 at December 31, 2015.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	16,474,227	$3.43
Granted	75,100	$9.66
Exercised	(2,220,881)	$2.08
Unvested options forfeited	(239,322)	$6.66
Vested options expired	(69,495)	$2.61
Outstanding at December 31, 2015	14,019,629	$3.62	6.5	$80,740,577
Vested at December 31, 2015	10,951,694	$2.80	6.2	$71,955,234
Vested or expected to vest at December 31, 2015 (a)	13,917,122	$3.60	6.5	$80,496,150

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 were approximately $17,181,000, $10,566,000, and $8,864,000, respectively.
The intrinsic value of options vested during the years ended December 31, 2015, 2014 and 2013 were approximately $10,044,000, $6,615,000, and $3,351,000, respectively.

Following is a summary of stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	3.4	$0.72	441,429	$0.72
$0.87 - $1.35	4,783,304	5.7	1.19	4,783,304	1.19
$1.40 - $2.45	1,641,928	5.1	1.93	1,641,928	1.93
$2.66 - $3.99	957,454	6.8	3.05	907,452	3.00
$4.19 - $6.38	3,552,323	7.4	5.35	2,229,386	5.32
$6.45- $9.78	2,527,525	8.1	7.29	914,703	7.18
$9.90 - $10.99	115,666	8.9	10.43	33,492	10.50
	14,019,629	6.5	$3.62	10,951,694	$2.80

A summary of the status of the Company’s unvested stock options as of December 31, 2015 is presented below:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2015	7,193,577	$3.08
Granted	75,100	$5.15
Cancelled	(239,322)	$3.79
Vested	(3,961,420)	$2.53
Unvested at December 31, 2015	3,067,935	$3.81

Total unrecognized compensation expense at December 31, 2015, was approximately $6,241,000 and will be charged to expense through March 2017.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended December 31,
	2015	2014	2013
Expected volatility	54.35 - 58.14%	58.14 - 64.50%	61.41 - 64.77%
Expected life (in years)	6	6	6
Expected dividend yield	—	—	—
Risk-free interest rate	1.51 - 1.68%	1.64 - 1.96%	0.85 - 1.88%
The weighted-average grant date fair value for options granted during the years ended December 31, 2015, 2014 and 2013 were approximately $5.15, $4.18 and $3.08, respectively.
Restricted Stock Awards
Following is summary information for restricted stock awards for the year ended December 31, 2015. Shares vest over a one to three year period. As of December 31, 2015, there was approximately $16,606,000 of total unrecognized stock-based compensation related to time-based, non-vested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years.
Additionally, during the twelve months ended December 31, 2015, 5,172 shares of common stock valued at approximately $57,000 were issued under the 2006 Plan to a consultant in return for services performed.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	1,228,898	$7.16
Granted	1,974,259	$9.80
Vested	(517,883)	$6.90
Forfeited	(72,007)	$9.77
Unvested at December 31, 2015	2,613,267	$9.14

For the years ended December 31, 2015, 2014, and 2013 the Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$352	$322	$279
Research and development	790	660	417
Selling, general and administrative	15,754	10,471	5,314
	$16,896	$11,453	$6,010
Warrants
On November 18, 2015, 42,400 common stock warrants representing the balance remaining from those granted in connection with equity share purchases by investors as an additional incentive for providing long - term equity capital to the Company and as additional compensation to consultants and advisors were exercised at an exercise price of $1.09.  The warrants were granted at negotiated prices in connection with the equity share purchases and at the market price of the common stock in other instances.  The warrants were issued for terms of five years.
Treasury Stock
On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2016. In December 2014, the Board increased the authorization to $20 million and further increased the authorization in 2015 to $60 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the year ended December 31, 2015, the Company purchased approximately 4,610,000 shares of its common stock for an aggregate purchase price of approximately $40,143,000 exclusive of commissions of approximately $136,000. As of December 31, 2015, the Company had approximately $14,274,000 remaining under the repurchase program.

13.	Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets and liabilities:
Accruals and prepaids	$4,606	$3,563
Intangible assets	146	619
Property and equipment	(1,396)	(770)
R&D and other tax credits	3,293	2,086
Stock compensation	7,063	4,163
Charitable contributions	—	1
Federal and state basis difference	145	114
Net operating loss	1,763	6,382
Net deferred tax assets	$15,620	$16,158

Valuation allowance	(782)	(16,158)
	$14,838	$—
The reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

	December 31,
	2015	2014
Federal statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.33%	9.58%
Non deductible compensation	0.63%	5.59%
Meals & entertainment	2.27%	5.55%
Stock based compensation - ISO	6.39%	21.73%
Other	(4.58)%	(5.92)%
Valuation allowance	(63.33)%	(58.73)%
	(21.29)%	11.80%
Current and deferred income tax expense (benefit) is as follows (in thousands):

	December 31, 2015	December 31, 2014
Current:
Federal	$8,452	$—
State	1,218	832
Total current	9,670	832

Deferred:
Federal	(13,070)	—
State	(1,768)	—
Total deferred	(14,838)	—

Total expense	$(5,168)	$832

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
As of December 31, 2015, our deferred tax assets were primarily the result of accrued liabilities, equity compensation, and tax credit and net operating loss carryforwards. A valuation allowance of approximately $782,000 and $16,158,000 was recorded against our gross deferred tax asset balance as of December 31, 2015, and December 31, 2014, respectively. For the year ended December 31, 2015, we recorded a net valuation allowance release of $15,376,000 on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2015, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable. It therefore reduced the valuation allowance accordingly.

At December 31, 2015, and December 31, 2014, the Company had income tax net operating loss ("NOL") carryforwards for federal and state purposes of $579,000 and $27,552,000, respectively. If not utilized, the federal and state tax loss carryforwards will expire between 2026 and 2031. The Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately $197,000 and approximately $1,566,000, respectively.  A valuation allowance remains recorded against the deferred tax asset for certain federal net operating loss carryovers in the amount of $197,000 due to limitations provided by Internal Revenue Code Section 382 and certain state net operating loss carryovers in the amount of $585,000 not expected to be utilized prior to expiration.

The Company's net operating losses and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. The Company has performed an analysis and determined that the limitation exceeds the utilization of NOLs in the current year and does not anticipate much limitation going forward.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015, and December 31, 2014, that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. During 2015, deferred tax assets in the amount of $7,757,000 were realized resulting in an increase to equity in the same amount. The Company has approximately $1,661,000 of remaining deferred tax assets that will result in an increase to equity, if and when these deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31, 2015	December 31, 2014
Unrecognized tax benefits - January 1	$—	$—

Gross increases - tax positions in current period	170	—

Unrecognized tax benefits - December 31	$170	$—

Included in the balance of unrecognized tax benefits as of December 31, 2015 and December 31, 2014, are $170,000 and $0, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2015 and December 31, 2014, are $170,000 and $0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. This amount is recorded in Other Liabilities in the accompanying consolidated balance sheets.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued no penalties or interest during 2015, and, in total, as of December 31, 2015 has not recognized any liabilities for penalties or interest. During 2014, we also did not accrue any penalties or interest and, in total, as of December 31, 2014, had not recognized any liability for penalties or interest.

The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2015, the Company’s tax years for 2012, 2013, 2014 and 2015 are subject to examination by the tax authorities. As of December 31, 2015, the Company is generally no longer subject to US federal, state, or local examinations by tax authorities for years before 2012.
14. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash paid for interest	$86	$48	$36
Income taxes paid	2,293	384	61
Purchases of equipment financed through capital leases	—	—	355
Retirement of fixed assets	319	—	—
Deferred financing costs	504	—	27
APIC related tax adjustments	7,757	—	—
Stock issuance in connection with Earn-Out Liability of 1,174,915 shares	—	—	5,792
Stock issuance in exchange for convertible debt of 5,272,004 shares	—	—	5,272
Stock issuance of 16,493 and 15,958 shares in exchange for services performed in 2015 and 2014, respectively	164	117	—
Tenant improvement incentive	—	—	997
Legal fees paid for public offering	—	—	102
Legal fees related to public offering included in accounts payable	—	—	30
Legal fees related to public offering included in accrued expenses	—	—	62

15.	401k Plan
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed three months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $18,000 per year (annual limit for 2015). Employees age 50 or over in 2015 may make additional pre-tax contributions up to $6,000 above and beyond normal plan and legal limits.  Annually, the Company may elect to match employee contributions up to 6% of the employee’s compensation.  Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2015, 2014 and 2013.

16.	Commitments and Contingencies
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
The estimated annual payments are as follows (in thousands):

Year ended December 31,
2016	$2,818
2017	2,340
2018	1,766
2019	1,763
2020	352
$9,039
Rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $1,317,000, $1,130,000 and $1,000,000, respectively and is allocated among cost of sales, research and development, and selling, general and administrative expenses.
Letters of Credit
As a condition of the leases for the Company's facilities we are obligated under standby letters of credit in the amount of approximately $235,000. These obligations are reduced at various times over the lives of the leases.
FDA Untitled Letter, Draft Guidance and Related Litigation

FDA Untitled Letter and Draft Guidance

On August 28, 2013, the FDA issued an Untitled Letter alleging that the Company's micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market those micronized products. Since the issuance of the Untitled Letter, the Company has been in discussions with the FDA to communicate its disagreement with the FDA's assertion that the Company's allografts are more than minimally manipulated. To date, the FDA has not changed its position that the Company's micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act, but discussions are continuing. The Company continues to market its micronized products but is also pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound.

On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has also indicated that it will hold a public hearing on on a date in 2016 to be determined to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company has requested, and has been granted an opportunity to speak at this hearing.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 12% of the Company's revenues in 2015.

Related Litigation

Following the publication of the Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock declined and several putative shareholder class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Exchange Act of 1934. The cases were consolidated in the United States District Court for the Northern District of Georgia. On November 17, 2015, the parties entered into a stipulation of settlement to settle the consolidated case in its entirety. The stipulation of settlement was filed with the Court on November 18, 2015. On November 19, 2015, the Court preliminarily approved the settlement and has set the final settlement hearing for April 5, 2016.

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

Patent Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are three actions pending, as described below:

The Liventa Action

First, there is an action pending against several entities in the in the United States District Court for the Northern District of Georgia, i.e., “the Liventa Action”. On April 22, 2014, the Company filed a patent infringement lawsuit against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages. In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. The Liventa Action was filed in the United States District Court for the Northern District of Georgia.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity.

On June 30, 2014, fact discovery began and the parties have engaged in extensive fact discovery.

MiMedx served Infringement Contentions on August 29, 2014, and Defendants served Invalidity Contentions and Responses to Infringement Contentions on September 29, 2014. After a protracted series of meet and confers, MiMedx required Defendants to supplement their invalidity contentions in view of parallel Inter Partes Review ("IPR")(see further discussion, infra) proceedings. MTF complied on June 26, 2015.

In September 2015, the Defendants filed a renewed Motion to Stay in light of the Patent Trial and Appeal Board's ("PTAB") decisions to institute IPRs on the ’437 and ’687 Patents, seeking a partial stay of the litigation as to the ’437, ’687, and ’494 Patents (i.e., the ’437 Patent family). MiMedx opposed the Motion to Stay with respect to the ’494 Patent and once again successfully defeated Defendants’ motion to stay.

Claim Construction proceedings began in October 2014. The parties submitted proposed constructions for key terms for the ’701, ’092, ’437, ’687, ’207, and ’494 Patents. Briefing was completed in March 2015.

On December 22, 2015, a Markman Hearing was held before Special Master Sumner C. Rosenberg. Over thirty disputed claim terms were at issue. One week later, on December 30, 2015, the Special Master issued its Report and Recommendation. Except for one term, the Special Master’s Report essentially adopted MiMedx’s proposed constructions. The parties are awaiting a final Court decision pending their respective objections.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. The Bone Bank Action is in an advanced stage. The parties have (i) substantially completed document production; (ii) taken several fact depositions (both party and non-party); and (iii) completed claim construction briefing. The Markman hearing in this case was held on October 2, 2015. Except for one term, the Court adopted MiMedx’s proposed construction of the disputed terms. The parties have submitted a proposed scheduling order to the Court and are awaiting the Court’s order in this regard. Meanwhile, the parties continue with fact discovery in view of recent depositions.

The NuTech Action

Finally, on March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. ("NuTech") and DCI Donor Services, Inc. ("DCI") for permanent injunctive relief and unspecified damages. This lawsuit was filed in the United States District Court for the Northern District of Alabama. The lawsuit alleges that NuTech and DCI have infringed and continue to infringe the Company's patents through the manufacture, use, sale, and/or offering of their tissue graft product. The lawsuit also asserts that NuTech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers.

On April 17, 2015, NuTech filed a motion to dismiss the case purportedly for lack of patentable subject matter, which the Company opposed. NuTech also filed a motion to stay the case pending disposition of the motion to dismiss, which MiMedx also opposed, and on which the Court declined to rule. Hearing on the motion to dismiss occurred on August 20, 2015. On November 24, 2015, the court ruled on NuTech’s Motion to Dismiss, granting in part, and denying in part. MiMedx still has claims against NuTech for infringement of the ‘494 and ‘687 patents, as well as violations of the Lanham Act; these claims shall proceed.

On December 30, 2015, the parties submitted a Joint Rule 26(f) Report of Parties’ Planning Meeting and Proposed Case Management Order to the Court. In the Report, the parties requested that the Court stay the proceedings with respect to the ’687 patent pending the completion of the inter partes review on that patent.

On January 8, 2016, MiMedx served its infringement contentions. Discovery has recently begun.

Pending IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases have challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action have challenged the validity of the C ompany's 8,597,687 and 8,709,494 patents (the "'687" and "'494" patents, respectively); while the defendants in the Liventa Action have challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

On June 29, 2015, the Patent Trial and Appeals Board ("PTAB") denied defendants' request for institution of an IPR with respect to the '494 patent on all seven challenged grounds. On August 18, 2015, the PTAB also denied defendants' request for institution of an IPR with respect to the '701 patent on all six challenged grounds. That is, the PTAB decided in each case that the defendants failed to establish a reasonable likelihood that defendants would prevail in showing any of the challenged claims of the '494 or the '701 patent were unpatentable.

On July 10, 2015 the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The PTAB also adopted MiMedx's construction of the claims which will govern the Board's review of the '687 patent. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. Briefing and expert discovery is ongoing.

Following the PTAB decisions, the defendants in the Bone Bank Action moved to stay the district court litigation, despite the Court's previous denial of such a stay, pending the outcome of the '687 patent inter partes review. The parties agreed to stay the case with respect to the '687 patent only and the Court denied Bone Bank's motion to stay the litigation with respect to the '494 patent. The Company has also successfully defeated an attempt by defendants in the Liventa Action to stay that litigation -- also pending the outcome of the IPR of the patents at issue in that case.

17.	Quarterly Financial Data (Unaudited) (in thousands except per share data)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	2015	$40,767	$45,679	$49,015	$51,835
	2014	19,559	25,573	33,518	39,573
	2013	11,556	13,515	16,116	17,994

GROSS MARGIN	2015	$35,619	$40,590	$44,036	$46,849
	2014	16,582	22,833	30,170	35,973
	2013	9,651	11,316	14,002	14,883

NET INCOME (LOSS)	2015	$4,087	$5,430	$6,551	$13,378
	2014	(922)	(390)	3,700	3,832
	2013	(1,620)	(757)	(307)	(1,427)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	2015	$0.04	$0.05	$0.06	$0.13
	2014	(0.01)	—	0.03	0.04
	2013	(0.02)	(0.01)	—	(0.01)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	2015	$0.04	$0.05	$0.06	$0.11
	2014	(0.01)	—	0.03	0.03
	2013	(0.02)	(0.01)	—	(0.01)

18. Subsequent Events

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics, a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. The acquisition of Stability was effected by the merger of Stability Inc. into a newly created wholly owned subsidiary of the Company. The new subsidiary was the surviving company in the merger and was subsequently renamed Stability Biologics, LLC ("Stability"). The Company paid $10 million at the closing, comprised of 60% cash and 40% in shares of common stock of MiMedx Group, Inc., assumed approximately $800,000 in debt, and eliminated a $2.4 million receivable related to Company products sold to Stability prior to the acquisition . The Company will also pay future contingent consideration through a two-year earn out arrangement based on the 2016 and 2017 performance of Stability's business. The Company expects the earn out will be the larger portion of the overall consideration for the transaction. The earn out will also be paid in the form of 60% cash and 40% in shares of stock of MiMedx Group, Inc.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2015, 2014 and 2013 (in thousands)

	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year

For the Year ended December 31, 2015
Allowance for doubtful accounts	$1,750	$1,698	$(178)	$3,270
Allowance for product returns	841	3,257	(2,836)	1,262
Allowance for obsolescence	527	540	(670)	397

For the Year ended December 31, 2014
Allowance for doubtful accounts	$407	$1,357	$(14)	$1,750
Allowance for product returns	215	2,215	(1,589)	841
Allowance for obsolescence	322	405	(200)	527

For the Year ended December 31, 2013
Allowance for doubtful accounts	$49	$391	$(33)	$407
Allowance for product returns	89	917	(791)	215
Allowance for obsolescence	159	213	(50)	322

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.
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
Cherry Bekaert LLP, an independent registered accounting firm, as auditors of our financial statements have issued an attestation report on the effectiveness of the Company’s and its subsidiaries’ internal control over financial reporting as of December 31, 2015. Cherry Bekaert LLP's report is included in this report.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item will be contained in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” or similar captions which are incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item will be contained in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders under the caption “Executive Compensation,” or similar caption which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders under the captions “Stock Ownership",” “Executive Compensation,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions,” and "Election of Directors" or similar captions which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item will be contained in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors,” or similar captions which are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

(3)	Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified.

(b)	Exhibits

Exhibit Number	Description
2.1##
Agreement and Plan of Merger is entered into as of the 22nd day of December, 2010 by and among MiMedx Group, Inc., MP Holdings Acquisition Sub, LLC, ORCI Acquisition Sub, LLC, Membrane Products Holdings, LLC, Onramp Capital Investments, LLC, each of the OnRamp Members (as defined therein); John R. Daniel, in his capacity as the representative of the Members and Surgical Biologics, LLC (Incorporated by reference to Exhibit 2.2 filed with Registrant's Form 10-K filed on March 31, 2011)

2.2##
Agreement and Plan of Merger dated January 10, 2016, by and among MiMedx Group, Inc., Titan Acquisition Sub I, Inc., Titan Acquisition Sub II, LLC, Stability Inc., certain stockholders of Stability Inc. and Brian Martin as representative of the Stability stockholders (Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K filed on January 13, 2016)

3.1
Articles of Incorporation of MiMedx Group, Inc. as filed with the Secretary of the State of Florida on March 31, 2008 (Incorporated by reference to Exhibit 3.1 filed with Registrant's Form 10-Q on August 8, 2013)

3.2
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 14, 2010 (Incorporated by reference to Exhibit 3.2 filed with Registrant's Form 10-Q on August 8, 2013)

3.3
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on August 8, 2012 (Incorporated by reference to Exhibit 3.3 filed with Registrant's Form 10-Q on August 8, 2013)

3.4
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on November 8, 2012 (Incorporated by reference to Exhibit 3.4 filed with Registrant's Form 10-Q on August 8, 2013)

3.5
Articles of Amendment to Articles of Incorporation as filed with the Secretary of the State of Florida on May 15, 2015 (Incorporated by reference to Exhibit 3.5 to the Company's 10-Q filed on August 7, 2015)

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

10.54*	2013 Management Incentive Plan and 2013 Operating Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K filed March 12, 2013)
10.55*	2014 Management Incentive Plan and 2014 Operating Incentive Plan (Incorporated by reference to Exhibit 10.2 filed with Registrant's Form 8-K filed March 3, 2014)
10.56*	2015 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015)
10.60**	Product Distribution Agreement by and between AvKARE, Inc. and MiMedx Group, Inc. dated April 19, 2012 (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed March 15, 2013)
10.61
First Amendment to Product Distribution Agreement amending that certain Product Distribution Agreement that was effective April 19, 2012 (Incorporated by reference to Exhibit 10.56 filed with the Registrant’s Form 10-Q filed on November 8, 2013)

10.62**	Second Amendment to Product Distribution between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Form 10-Q filed on November 8, 2013)
10.63**
Third Amendment to Product Distribution Agreement dated April 17, 2015 between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's 10-Q filed on August 7, 2015)

10.64	Loan Agreement between MiMedx Group, Inc., and Bank of America N.A. dated May 17, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 23, 2013)
10.65
 Security Agreement dated May 17, 2013, executed by MiMedx Group, Inc. in favor of Bank of America and Bank of America Corporation and its subsidiaries and affiliates (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 8, 2013)

10.66	Lease by and between Hub Properties of GA, LLC and MiMedx Group, Inc., effective May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 10, 1013)
10.67
Credit Agreement dated October 12, 2015, among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A., and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 13, 2015)

10.68
First Amendment to the Credit Agreement dated October 12, 2015, by and among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 13, 2016

10.69
Security and Pledge Agreement dated October 12, 2015, among MiMedx Group, Inc., the Guarantors identified therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 13, 2015)

21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
**
Certain confidential material appearing in this document, marked by [*****], has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2016	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit	Chief Executive Officer and Chairman	February 29, 2016
Parker H. Petit	(principal executive officer)

/s/: Michael J. Senken	Chief Financial Officer	February 29, 2016
Michael J. Senken	(principal financial and accounting officer)

/s/: Joseph G. Bleser	Director	February 29, 2016
Joseph G. Bleser

/s/: J. Terry Dewberry	Director	February 29, 2016
J. Terry Dewberry

/s/: Charles Evans	Director	February 29, 2016
Charles Evans

/s/: Bruce Hack	Director	February 29, 2016
Bruce Hack

/s/: Charles E. Koob	Director	February 29, 2016
Charles E. Koob

/s/: Larry W. Papasan	Director	February 29, 2016
Larry W. Papasan

/s/: William C. Taylor	Director	February 29, 2016
William C. Taylor

/s/: Neil Yeston	Director	February 29, 2016
Neil Yeston