Form 10-Q
period 2016-03-31
MIMEDX GROUP, INC.
filed 2016-05-10
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 15, 2016, there were 109,548,431 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,117	$28,486
Short term investments	2,500	3,000
Accounts receivable, net	53,882	53,755
Inventory, net	17,967	7,460
Prepaid expenses and other current assets	5,774	3,609
Total current assets	95,240	96,310
Property and equipment, net of accumulated depreciation	12,123	9,475
Goodwill	30,730	4,040
Intangible assets, net of accumulated amortization	33,710	10,763
Deferred tax asset, net	4,940	14,838
Deferred financing costs and other assets	477	487
Total assets	$177,220	$135,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,059	$6,633
Accrued compensation	9,394	15,034
Accrued expenses	5,137	4,644
Other current liabilities	1,252	466
Total current liabilities	28,842	26,777
Earn out liability	33,240	—
Other liabilities	895	1,148
Total liabilities	62,977	27,925
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 109,539,420 issued and 109,466,073 outstanding at March 31, 2016 and 109,467,416 issued and 107,361,471 outstanding at December 31, 2015	109	109
Additional paid-in capital	151,659	163,133
Treasury stock at cost: 73,347 shares at March 31, 2016 and 2,105,945 shares at December 31, 2015	(592)	(17,124)
Accumulated deficit	(36,933)	(38,130)
Total stockholders' equity	114,243	107,988
Total liabilities and stockholders' equity	$177,220	$135,913
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$53,367	$40,767
Cost of sales	7,946	5,148
Gross margin	45,421	35,619

Operating expenses:
Research and development expenses	2,496	1,831
Selling, general and administrative expenses	40,648	29,308
Amortization of intangible assets	810	233
Operating income	1,467	4,247

Other income (expense), net
Interest (expense), net	(56)	(14)

Income before income tax provision	1,411	4,233
Income tax provision	(214)	(146)

Net income	$1,197	$4,087

Net income per common share - basic	$0.01	$0.04

Net income per common share - diluted	$0.01	$0.04

Weighted average shares outstanding - basic	105,538,271	105,820,335

Weighted average shares outstanding - diluted	112,039,860	113,638,551
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid - in Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2015	109,467,416	$109	$163,133	2,105,945	$(17,124)	$(38,130)	$107,988
Share-based compensation expense	—	—	4,615	—	—	—	4,615
Exercise of stock options	72,004	—	(3,259)	(536,713)	4,397	—	1,138
Issuance of restricted stock	—	—	(12,750)	(1,576,579)	12,750	—	—
Restricted stock shares cancelled/forfeited	—	—	378	45,263	(378)	—	—
Shares issued for services performed	—	—	4	(20,406)	169	—	173
Stock repurchase	—	—	—	415,252	(3,530)	—	(3,530)
Shares repurchased for tax withholding	—	—	—	81,594	(684)	—	(684)
Shares issued in conjunction with acquisition	—	—	(462)	(441,009)	3,808	—	3,346
Net income	—	—	—	—	—	1,197	1,197
Balance March 31, 2016	109,539,420	$109	$151,659	73,347	$(592)	$(36,933)	$114,243

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,197	$4,087
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	734	354
Amortization of intangible assets	810	233
Amortization of inventory fair value step - up	734	—
Amortization of deferred financing costs	49	—
Share-based compensation	4,615	3,933
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	1,874	(4,329)
Inventory	(264)	885
Prepaid expenses and other current assets	(2,066)	(801)
Other assets	209	(26)
Accounts payable	(4,265)	1,789
Accrued compensation	(5,640)	(2,803)
Accrued expenses	493	1,111
Other liabilities	543	(223)
Net cash flows from operating activities	(977)	4,210

Cash flows from investing activities:
Purchases of equipment	(2,008)	(1,347)
Purchase of Stability Inc., net of cash acquired	(7,631)	—
Fixed maturity securities redemption	500	500
Patent application costs	(147)	(201)
Net cash flows from investing activities	(9,286)	(1,048)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,138	1,276
Stock repurchase under repurchase plan	(3,530)	(12,295)
Stock repurchase for tax withholdings on vesting of restricted stock	(684)	—
Deferred financing costs	(20)	—
Payments under capital lease obligations	(10)	(29)
Net cash flows from financing activities	(3,106)	(11,048)

Net change in cash	(13,369)	(7,886)

Cash and cash equivalents, beginning of period	28,486	46,582
Cash and cash equivalents, end of period	$15,117	$38,696
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The Company's biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, amniotic fluid derived allograft, OrthoFlo, and anticipated device technology, CollaFix™, which the Company has yet to commercialize. Through the recent acquisition of Stability Inc., our newest proprietary platforms include Physio™, a unique bone grafting material comprised of 100% bone tissue with no added carrier, thus maximizing bone forming potential, a demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn, a skin product for burns.

2.	Significant Accounting Policies
Please see Note 2 to the Company's Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2015, for a description of all significant accounting policies.
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
Inventories
Inventory is valued at the lower of cost or market value. The Company assesses the valuation of its inventory on a periodic basis and makes adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company's excess inventory charge. The Company's excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with operations to maximize recovery of excess inventory. The value of inventory as of March 31, 2016 includes a fair value step - up connected with the January 2016 acquisition of Stability Inc. of approximately $1.6 million, which is comprised of approximately $2.3 million as of the date of the acquisition less amortization of approximately $734,000 during the quarter. Please see Note 4 contained herein.

Revenue Recognition
The Company sells its products through a combination of a direct sales force and independent stocking distributors and representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. In cases where the Company utilizes distributors or ships product directly to the end user, it recognizes revenue upon shipment provided all other revenue recognition criteria have been met. A portion of the Company's revenue is generated from inventory maintained at hospitals, clinics and doctor's offices. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
Acquisitions
Results of operations of acquired companies are included in the Company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of an earn out based on sales less direct production costs, and are valued using discounted cash flow techniques. The fair value of these payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $147,000 of patent costs during the first three months of 2016. The Company capitalized approximately $201,000 of patent costs during the first three months of 2015.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first - in first - out (FIFO) basis.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued both effective and not yet effective. In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company adopted this standard, prospectively, at the beginning of the fourth quarter 2015 to simplify reporting with the release of the valuation allowance as disclosed in Note 12. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The standard is intended to simplify several areas of accounting for share - based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
All other ASUs issued and not yet effective for the three months ended March 31, 2016, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of March 31, 2016, the Company had approximately $15,117,000 of cash and cash equivalents.  The Company reported total current assets of approximately $95,240,000 and current liabilities of approximately $28,842,000 as of March 31, 2016.  The Company believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents, short term investments and availability under its line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics, a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for $6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $713,000. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. As of March 31, 2016, the contingent consideration was valued at $33,240,000 and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. The contingent consideration was classified as a liability. The Company has evaluated the contingent consideration for accounting purposes under GAAP and has determined that the contingent consideration is within the scope of ASC 480 Distinguishing Liabilities from Equity whereby a financial instrument other than an outstanding share, that embodies a conditional obligation that the issuer may settle by issuing a variable number of its equity shares, shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on variations in something other than the fair value of the issuer’s equity shares.

The actual purchase price was based on cash paid, the fair value of our stock on the date of the acquisition, and direct costs associated with the combination. The actual purchase price has been preliminarily allocated as of March 31, 2016 (in thousands) and is subject to change:

Cash paid at closing	$6,000
Common stock issued (441,009 shares valued at $9.07 per share)	3,346
Assumed debt	1,771
Fair value of earn - out	33,240
Total fair value of purchase price	$44,357

Net assets acquired:
Debt-free working capital	$2,382
Other assets, net	199
Property, plant and equipment	1,375
Deferred tax liability	(9,899)
Subtotal	(5,943)
Intangible assets:
Customer relationships	8,920
Patents and know-how	10,230
Trade names and trademarks	1,000
Non compete agreements	2,700
Licenses and permits	760
Subtotal	23,610
Goodwill	26,690
Total Assets Purchased	$44,357

Working capital and other assets were composed of the following (in thousands):

Working capital:
Cash	$140
Prepaid Expenses and other current assets	100
Accounts Receivable	2,001
Federal and state taxes receivable	28
Inventory	10,977
Accounts payable and accrued expenses	(10,864)
Debt-free working capital	$2,382

Current portion of long term debt	$(194)
Long-term debt	(560)
Line of credit	(932)
Shareholder loan	(85)
Net working capital	$611

Other assets:
Other long term assets	$199

The acquisition was accounted for as a purchase business combination as defined by FASB Topic 805 - Business Combinations.
The fair value of the contingent consideration is measured as a Level 3 instrument. The contingent consideration liability is recorded at fair value on the acquisition date and will be remeasured quarterly based on the assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measured is based on significant inputs that are not observable in the market, they are categorized as Level 3. The income valuation approach was applied in determining the fair value of the contingent consideration using a discounted cash flow valuation technique with significant unobservable inputs comprised of projected sales and certain expenses. The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
life (in years)
Intangible asset:
Customer relationships	12
Patents and know-how	20
Trade names and trademarks	indefinite
Non compete agreements	4
Licenses and permits	2

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction and is preliminary as of March 31, 2016 and is subject to change. Goodwill is tested for impairment as defined by FASB Topic 350 - Intangibles - Goodwill and Other.

The following unaudited pro forma summary financial information presents the consolidated results of operations as if the acquisition had occurred on January 1, 2015. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

Unaudited pro forma information for the three months ended March 31, 2016 and 2015 (in thousands) is as follows:

	Three months ended March 31,
	2016	2015
Revenues	$53,915	$45,921

Net income	$1,611	$2,879

Income per share, fully diluted	$0.01	$0.03

The 2016 supplemental pro forma earnings were adjusted to exclude $713,000 of acquisition-related legal, audit and other costs, net of tax. The 2015 supplemental pro forma earnings were adjusted to include $577,000 of amortization costs related to recorded intangible assets with defined useful lives, and $1,038,000 of inventory step up charges as a result of the acquisition for comparability to 2016. The shares outstanding used in calculating the income per share for 2015 was adjusted to include 441,009 shares issued as part of the purchase price and assumed to be issued on January 1, 2015.

5.	Short Term Investments
Short term investments consist of approximately $2,500,000 of FDIC insured certificates of deposit held with various financial institutions as of March 31, 2016. Short term investments consisted of approximately $3,000,000 of FDIC insured certificates of deposit at December 31, 2015. The cost of these instruments approximates their fair market value at March 31, 2016 and December 31, 2015.

6. Inventories
Inventories consisted of the following items as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,127	$602
Work in process	4,786	3,850
Finished goods	12,658	3,405
Inventory, gross	18,571	7,857
Reserve for obsolescence	(604)	(397)
Inventory, net	$17,967	$7,460

7. Property and Equipment
Property and equipment consist of the following as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Leasehold improvements	$3,233	$2,684
Lab and clean room equipment	7,528	4,564
Furniture and office equipment	5,730	4,577
Construction in progress	1,539	2,629
Property and equipment, gross	18,030	14,454
Less accumulated depreciation	(5,907)	(4,979)
Property and equipment, net	$12,123	$9,475
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $103,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the three months ended March 31, 2016 and 2015, was approximately $734,000 and $354,000, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2016	December 31, 2015
		Cost	Cost
Licenses (a) (b) (d)	7 years	$1,769	$1,009
Patents & Know How (b) (d)	19 years	18,233	8,001
Customer & Supplier Relationships (b) (d)	13 years	12,681	3,761
Tradenames & Trademarks (b) (d)	indefinite	2,008	1,008
Non - compete agreements (d)	4 years	2,700	—
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	1,969	1,823
Total		39,385	15,627
Less Accumulated amortization		(5,675)	(4,864)
Net		$33,710	$10,763

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

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the three months ended March 31, 2016, approximately $1,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

(d)
On January 13, 2016, the Company acquired Stability Inc. As a result, the Company recorded intangible assets for Patents & Know - How of $10,230,000, Customer Relationships of$8,920,000, Non - compete agreements of $2,700,000, Tradenames & Trademarksy of $1,000,000 and Licenses of $760,000.

Amortization expense for the three months ended March 31, 2016 and 2015, was approximately $810,000 and $233,000, respectively.

Expected future amortization of intangible assets as of March 31, 2016, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2016 (a)	$2,434
2017	3,156
2018	2,766
2019	2,766
2020	2,091
Thereafter	18,489
$31,702
(a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after March 31, 2016.

9. Credit Facility

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%.  Fees paid in connection with the initiation of the credit facility totaled approximately $500,000.  These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default. As of March 31, 2016, there were no outstanding revolving loans under the credit facility.

10. Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended March 31,
	2016	2015
Net income	$1,197	$4,087
Denominator for basic earnings per share - weighted average shares	105,538,271	105,820,335
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	6,501,589	7,818,216
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,039,860	113,638,551
Income per common share - basic	$0.01	$0.04
Income per common share - diluted	$0.01	$0.04
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2016	2015
Outstanding Stock Options	5,981,250	7,392,355
Outstanding Warrants	—	42,400
Restricted Stock Awards	520,339	383,461
	6,501,589	7,818,216

11. Equity
Stock Incentive Plans
The Company has three share-based compensation plans: the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Assumed 2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the Assumed 2006 Plan to make future grants. The number of assumed options under the Assumed 2005 Plan and Assumed 2007 Plan outstanding at March 31, 2016 totaled 70,000. The maximum number of shares of common stock that can be issued under the Assumed 2006 Plan was 26,500,000 at March 31, 2016.
During the three months ended March 31 2016, 20,406 shares of common stock valued at approximately $173,000 were issued under the Assumed 2006 Plan to a consultant in return for services performed.
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,019,629	$3.62
Granted	—	$—
Exercised	(608,717)	$1.87
Unvested options forfeited	(120,563)	$6.05
Vested options expired	(12,497)	$6.34
Outstanding at March 31, 2016	13,277,852	$3.69	6.3	$67,341,642
Vested at March 31, 2016	11,714,483	$3.24	6.1	$64,456,036
Vested or expected to vest at March 31, 2016 (a)	13,210,155	$3.67	6.3	$67,231,821

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the three months ended March 31, 2016, was approximately $4,440,694.
Following is a summary of stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	3.2	$0.72	441,429	$0.72
$0.87 - $1.35	4,431,970	5.4	1.19	4,431,970	1.19
$1.40 - $2.45	1,460,924	4.7	1.92	1,460,924	1.92
$2.66 - $3.99	894,120	6.6	3.06	894,120	3.06
$4.19 - $6.38	3,426,178	7.2	5.35	2,897,570	5.26
$6.45 - $9.78	2,512,065	7.9	7.29	1,556,144	7.24
$9.90- $10.99	111,166	8.6	10.44	32,326	10.51
	13,277,852	6.3	$3.69	11,714,483	$3.24

Total unrecognized compensation expense related to granted stock options at March 31, 2016, was approximately $4,501,863 and will be charged to expense ratably over a weighted average period through April 2017.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Three Months Ended March 31,
	2016	2015
Expected volatility	n/a	56.8 - 58.1%
Expected life (in years)	n/a	6.0
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	1.57% - 1.66%
Their were no options granted during the three months ended March 31, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	2,613,267	$9.14
Granted	1,576,579	8.18
Vested	(644,903)	8.42
Forfeited	(45,263)	8.87
Unvested at March 31, 2016	3,499,680	$8.84
As of March 31, 2016, there was approximately $24,965,395 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.3 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at March 31, 2016.
For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$96	$95
Research and development	205	186
Selling, general and administrative	4,314	3,652
	$4,615	$3,933

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
For the three months ended March 31, 2016, the Company purchased 415,252 shares of its common stock for a purchase price of approximately $3,518,000, before brokerage commissions of approximately $12,000 bringing the total amount spent under the program to approximately $49,244,000 since inception. As of March 31, 2016, the Company had approximately $10,756,000 remaining under the repurchase program. In addition, the Company purchased during the quarter 81,594 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Additionally, for the three months ended March 31, 2016, the Company reissued 2,529,444 shares from the Treasury for common and restricted stock grants and stock option exercises, net of forfeitures, and the acquisition of Stability Inc. with an aggregate carrying value of approximately $20,746,000.
12. Income taxes

The effective tax rates for continuing operations of 15.2% and 3.40% for the three months ended March 31, 2016 and March 31, 2015, respectively, were determined using an estimated annual effective tax rate and includes in 2016 the impact of a discrete item of approximately $350,000. The effective tax rate increased 11.8% when compared to the same period of 2015, primarily due to the $15.4 million valauation allowance release recorded in 2015 and discussed in our annual report on Form 10-K for the year ended December 31, 2015. Due to the valuation allowance previously recorded against the Company's U.S. deferred tax assets, the effective tax rate for the three months ended March 31, 2015, did not include the expense of the current period U.S. taxable income. As of the end of March 2016, the projected annual effective tax rate for 2016 is 40.4%.

13. Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash paid for interest, net	$56	$14
Income taxes paid	139	363
Stock issuance of 441,009 shares in connection with acquisition	3,346	—
Stock issuance of 20,406 and 11,321 shares in exchange for services performed, respectively	173	108

14. Contractual Commitments and Contingencies
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

12-month period ended March 31
2017	$2,998
2018	2,246
2019	2,199
2020	1,742
Thereafter	765
$9,950

Rent expense for the three months ended March 31, 2016 and 2015, was approximately $423,000 and $284,000, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

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

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has indicated that it will hold a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The hearing was originally scheduled for April 13, 2016, but was rescheduled to allow stakeholders additional time to provide comments due to the considerable interest in the hearing. The Company has requested an opportunity to speak at the rescheduled hearing.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 12% of the Company's revenues for fiscal-year 2015.

Related Litigation

Following the publication of the Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock declined and several putative shareholder class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Exchange Act of 1934. The cases were consolidated in the United States District Court for the Northern District of Georgia. On November 17, 2015, the parties entered into a stipulation of settlement to settle the consolidated case in its entirety. The stipulation of settlement was filed with the Court on November 18, 2015 and preliminarily approved by the Court on November 19, 2015. The final settlement hearing was held on April 5, 2016 and the Court approved the settlement. The Company does not believe the terms of the settlement will have a material adverse effect on its operating results or financial condition.
Patent Litigation
MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

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

On December 22, 2015, a Markman Hearing was held before Special Master Sumner C. Rosenberg. Over thirty disputed claim terms were at issue. One week later, on December 30, 2015, the Special Master issued its Report and Recommendation. Except for one term, the Special Master’s Report essentially adopted MiMedx’s proposed constructions. The parties are awaiting a final Court decision pending their respective objections. On March 9, 2016, the Court adopted the Special Master’s Report. Since then the Court has entered a scheduling order in this action.  Notably, fact discovery is set to close on May 25, 2016. Expert discovery begins in June 2016 and is expected to close in early September 2016.

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

On January 8, 2016, MiMedx served its infringement contentions. Judge Hopkins entered the parties’ Case Management Order and granted the parties’ request to stay proceedings with respect to the ’687 patent pending the completion of the inter partes review.

On January 8, 2016, the parties submitted their Initial Disclosures, and MiMedx submitted its preliminary infringement contentions.  On March 14, 2016, Defendants submitted their preliminary invalidity contentions.  On April 15, 2016, the parties exchanged proposed terms for construction and over the next several months the parties will engage in claim construction briefing. Discovery is ongoing.

 The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action").  The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the ’494 patent.

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

On July 10, 2015 the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The PTAB also adopted MiMedx's construction of the claims which will govern the Board's review of the '687 patent. The parties decided to forego oral arguments. A decision is expected no later than July 10, 2016.  On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. Briefing and expert discovery is ongoing.  Oral argument is scheduled for April 26, 2016.  A decision is expected no later than August of 2016.
15. Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period
For the three months ended March 31, 2016
Allowance for doubtful accounts	$3,270	$602	$—	$3,872
Allowance for product returns	1,262	1,300	(911)	1,651
Allowance for obsolescence	397	235	(28)	604

For the three months ended March 31, 2015
Allowance for doubtful accounts	$1,750	260	$—	$2,010
Allowance for product returns	841	709	(606)	944
Allowance for obsolescence	527	130	(105)	552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues and human skin and bone. "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself. Our biomaterial platform technologies are AmnioFix®, EpiFix®, OrthoFlo, Physio®, AlloBurn™, and CollaFix™. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane derived from donated placentas. Elected in advance of delivery through our donor program, a mother delivering a healthy baby via scheduled full-term Caesarean section birth may donate the placenta in lieu of having it discarded as medical waste. We process the human amniotic membrane utilizing our proprietary PURION® Process, to produce a safe and effective implant. MiMedx is the leading supplier of amniotic tissue, having supplied over 600,000 allografts to date for application in the Wound Care, Burn, Surgical, Orthopedic, Spine, Sports Medicine, Ophthalmic and Dental sectors of healthcare. We recently introduced OrthoFlo, an amniotic fluid derived allograft for homologous use. Amniotic fluid is donated by a consenting mother delivering a full-term healthy baby by scheduled Caesarean section. Through the recent acquisition of Stability Biologics, our newest proprietary platforms include Physio™, a unique bone grafting material comprised of 100% bone tissue with no added carrier, thus maximizing bone forming potential, a demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn, a skin product for burns. CollaFix, our next technology platform we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair. CollaFix is the only known biological, biodegradable, biomimetic technology that matches human tendon in strength and stiffness. The Company distinguishes its revenue in two primary regenerative medicine specialties of “Wound Care” and “SSO.” The Company defines SSO as surgical, sports medicine and orthopedics with spinal procedures included in orthopedics and abdominal, and lower pelvic procedures included in surgical.

Recent Events

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier. The Company submitted comments to the Minimal Manipulation draft guidance asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has indicated that it will hold a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The hearing was originally scheduled for April 13, 2016, but was rescheduled to allow stakeholders additional time to provide comments due to the considerable interest in the hearing. The Company has requested an opportunity to speak at the rescheduled hearing.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability"), a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. The acquisition of Stability was effected by the merger of Stability Inc. into a newly created wholly owned subsidiary of the Company. The new subsidiary was the surviving company in the merger and was subsequently renamed Stability Biologics, LLC. The Company paid $10 million at the closing, comprised of 60% cash and 40% in shares of common stock of MiMedx Group, Inc., plus assumed debt of approximately $1.8 million. The Company will also pay future contingent consideration through a two-year earn out arrangement based on the 2016 and 2017 performance of Stability's business. The earn out will also be paid in the form of 60% cash and 40% in shares of stock of MiMedx Group, Inc.

Results of Operations Comparison for the Three Months Ended March 31, 2016, to the Three Months Ended March 31, 2015
Revenue
Total revenue increased approximately $12.6 million, or 31%, to $53.4 million for the three months ended March 31, 2016, as compared to $40.8 million for the three months ended March 31, 2015. The increase in revenue as compared to the prior year is due to increased Wound Care sales. Wound Care revenue for the three months ended March 31, 2016 grew by $9.6 million, or approximately 32%, to $39.3 million, compared with $29.8 million for the three months ended March 31, 2015. SSO revenue for the three months ended March 31, 2016 grew by $3 million, or approximately 28%, to $14.1 million compared with $11 million for the three months ended March 31, 2015.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue increased to 14.9% from 12.6% for the quarter as a result of additional costs incurred in connection with the integration of Stability Inc., an increase in the cost of sales related to the purchase accounting inventory step up of approximately $734,000 and changes in product mix.
Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.7 million, or 36%, to $2.5 million during the three months ended March 31, 2016, compared to approximately $1.8 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended March 31, 2016, increased approximately $11.3 million to $40.6 million compared to $29.3 million for the three months ended March 31, 2015. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation, and the addition of staff and normal operating costs of Stability Inc. Additional spending increases included one time costs of approximately $713,000 related to the acquisition of Stability Inc., support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Liquidity and Capital Resources
As of March 31, 2016, the Company had approximately $15.1 million of cash and cash equivalents. In addition, we had short term investments in FDIC insured certificates of deposit at various U.S. financial institutions that totaled approximately $2.5 million. The Company reported total current assets of approximately $95.2 million and total current liabilities of approximately $28.8 million at March 31, 2016, which represents a current ratio of 3.3 as of March 31, 2016.

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million. The Company is currently in compliance with all of its covenants.

For the three months ended March 31, 2016, the Company paid approximately $6 million in cash for the initial purchase, paid off debt of approximately $1.8 million and provided initial working capital of approximately $4 million in connection with the acquisition of Stability, Inc.

For the three months ended March 31, 2016, the Company purchased 415,252 shares of its common stock for a purchase price of approximately $3,518,000, before brokerage commissions of approximately $12,000 bringing the total amount spent under the program to approximately $49,244,000 since inception. As of March 31, 2016, the Company had approximately $10,756,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, the Company purchased during the quarter 81,594 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, short term investments, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.

Contingencies
See Part II, Item 1. Legal Proceedings herein.

Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of March 31, 2016 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$103	$82	$21	$—	$—
Operating lease obligations	8,331	2,015	3,880	1,957	479
Charitable contribution obligations	325	325	—	—	—
Software license	355	95	189	71	—
Meeting space commitments	939	562	376	—	—
	$10,053	$3,079	$4,466	$2,028	$479
Discussion of cash flows
Net cash from operations during the three months ended March 31, 2016, decreased approximately $5.2 million to approximately $(1.0) million compared to $4.2 million from operating activities for the three months ended March 31, 2015, primarily attributable to a decrease in net income compared to the prior year, as well as post acquisition working capital costs for Stability Inc.
Net cash used in investing activities during the three months ended March 31, 2016, was approximately $9.3 million compared to approximately $1.0 million for 2015. Cash used for the acquisition of Stability Inc. totaled $7.6 million, $2 million was used for the purchase of equipment to expand production capacity, partially offset by maturing certificates of deposit of $500,000.
Net cash used in financing activities during the three months ended March 31, 2016, decreased approximately $8 million to $3.1 million of cash used compared to $11.1 million of cash used during the three months ended March 31, 2015. Cash flows used in financing activities during the three months include approximately $3.5 million for stock repurchases, partially offset by approximately $1.1 million from the exercise of stock options.

Discussion of adjusted financial measures
In addition to our GAAP results, we provide adjusted earnings before interest, taxes, depreciation and amortization, share based compensation expense, one-time acquisition related costs and the effects of purchase accounting entries ("adjusted EBITDA"). The various measures of adjusted EBITDA consist of GAAP net (loss)/income, excluding: (i) depreciation and amortization, (ii) other income (expense), net, (iii) interest income and expense, (iv) income taxes, (v) one time acquisition related costs, (vi) the effect of purchase accounting due to acquisitions, and (vii) share based compensation expense. The Company believes that the presentation of adjusted EBITDA provides important supplemental information to management and investors regarding the operational use of cash. Reconciliations of GAAP net (loss)/income to adjusted EBITDA for the quarters ended March 31, 2016 and 2015 appear in the financial tables below.
The Company's Adjusted EBITDA for the three months ended March 31, 2016, was approximately $9.1 million which is comparable to the $8.8 million for the three months ended March 31, 2015 after taking into account the one time acquisition costs detailed below. Adjusted EBITDA is a non-GAAP measure. Non-GAAP financial measures are commonly used in the industry and are presented because management believes they provide relevant and useful information to investors. However, there are limitations to using these non-GAAP financial measures. Adjusted EBITDA is not indicative of cash provided or used by operating activities and may differ from comparable information provided by other companies. Adjusted EBITDA should not be considered in isolation, as an alternative to, or more meaningful than measures of financial performance determined in accordance with GAAP. The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable financial measure reported under GAAP, for the three months ended March 31, 2016 and 2015 (in thousands), respectively.

	Three Months Ended March 31,
	2016	2015
Net Income (Per GAAP)	$1,197	$4,087

Add back:
Income taxes	214	146
One time costs incurred in connection with acquisition	713	—
Amortization of inventory fair value step - up	734	—
Other interest (income) expense, net	56	14
Depreciation expense	734	354
Amortization of intangible assets	810	233
Share-based compensation	4,615	3,933
Adjusted EBITDA	$9,073	$8,767
Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company's accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at March 31, 2016, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Securities Class Action

Following the publication of an Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock declined and several putative shareholder class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Exchange Act of 1934. The cases were consolidated in the United States District Court for the Northern District of Georgia. On November 17, 2015, the parties entered into a stipulation of settlement to settle the consolidated case in its entirety. The stipulation of settlement was filed with the Court on November 18, 2015 and preliminarily approved by the Court on November 19, 2015. The final settlement hearing was held on April 5, 2016 and the Court approved the settlement. The Company does not believe the terms of the settlement will have a material adverse effect on its operating results or financial condition.

Patent Infringement Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

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

On December 22, 2015, a Markman Hearing was held before Special Master Sumner C. Rosenberg. Over thirty disputed claim terms were at issue. One week later, on December 30, 2015, the Special Master issued its Report and Recommendation. Except for one term, the Special Master’s Report essentially adopted MiMedx’s proposed constructions. The parties are awaiting a final Court decision pending their respective objections. On March 9, 2016, the Court adopted the Special Master’s Report. Since then the Court has entered a scheduling order in this action.  Notably, fact discovery is set to close on May 25, 2016. Expert discovery begins in June 2016 and is expected to close in early September 2016.

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

On January 8, 2016, MiMedx served its infringement contentions. Judge Hopkins entered the parties’ Case Management Order and granted the parties’ request to stay proceedings with respect to the ’687 patent pending the completion of the inter partes review.

On January 8, 2016, the parties submitted their Initial Disclosures, and MiMedx submitted its preliminary infringement contentions.  On March 14, 2016, Defendants submitted their preliminary invalidity contentions.  On April 15, 2016, the parties exchanged proposed terms for construction and over the next several months the parties will engage in claim construction briefing. Discovery is ongoing.

 The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action").  The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the ’494 patent.

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

On July 10, 2015 the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The PTAB also adopted MiMedx's construction of the claims which will govern the Board's review of the '687 patent. The parties decided to forego oral arguments. A decision is expected no later than July 10, 2016.  On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. Briefing and expert discovery is ongoing.  Oral argument is scheduled for April 26, 2016.  A decision is expected no later than August of 2016.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased under publicly announced plan(b)	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining January 1, 2016					$14,273,639

January 1, 2016 - January 31, 2016	400,252	$8.51	400,252	$3,404,558	$10,869,081

February 1, 2016 - February 29, 2016	82,294	$8.42	15,000	$113,069	$10,756,012

March 1, 2016 - March 31, 2016	14,300	$9.01	—	$—	$10,756,012

Total for the quarter	496,846		415,252	$3,517,627

(a) Shares purchased during the quarter include 81,594 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2016. In December 2014, the Board increased the authorization to a total of $20 million and further increased the authorization in 2015 to a total of $60 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The above table sets forth information regarding the purchases of the Company’s equity securities made under the repurchase program prior to brokerage commissions of approximately $12,000.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Reference	Description

2.1##
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
10.1
First Amendment to the Credit Agreement dated October 12, 2015, by and among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A. and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 13, 2016)

10.2#*		Fourth Amendment to Product Distribution Agreement effective as of January 1, 2016 between MiMedx Group, Inc. and AvKARE, Inc.
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
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

May 10, 2016
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)