Form 10-Q
period 2016-06-30
MIMEDX GROUP, INC.
filed 2016-08-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Yes ☐ No ☒

As of July 15, 2016, there were 110,042,283 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$23,803	$28,486
Short term investments	—	3,000
Accounts receivable, net	54,861	53,755
Inventory, net	17,207	7,460
Prepaid expenses and other current assets	5,970	3,609
Total current assets	101,841	96,310
Property and equipment, net of accumulated depreciation	13,049	9,475
Goodwill	26,951	4,040
Intangible assets, net of accumulated amortization	27,693	10,763
Deferred tax asset, net	7,077	14,838
Deferred financing costs and other assets	444	487
Total assets	$177,055	$135,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,678	$6,633
Accrued compensation	10,245	15,034
Accrued expenses	6,988	4,644
Current portion of earn out liability	9,642	—
Other current liabilities	1,985	466
Total current liabilities	38,538	26,777
Earn out liability	15,978	—
Other liabilities	934	1,148
Total liabilities	55,450	27,925
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 110,025,697 issued and 110,022,283 outstanding at June 30, 2016 and 109,467,416 issued and 107,361,471 outstanding at December 31, 2015	110	109
Additional paid-in capital	156,457	163,133
Treasury stock at cost: 3,414 shares at June 30, 2016 and 2,105,945 shares at December 31, 2015	(4)	(17,124)
Accumulated deficit	(34,958)	(38,130)
Total stockholders' equity	121,605	107,988
Total liabilities and stockholders' equity	$177,055	$135,913
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$57,342	$45,679	$110,710	$86,446
Cost of sales	7,394	5,089	15,341	10,237
Gross margin	49,948	40,590	95,369	76,209

Operating expenses:
Research and development expenses	3,168	2,054	5,664	3,885
Selling, general and administrative expenses	42,772	32,651	83,420	61,960
Amortization of intangible assets	447	233	1,257	465
Operating income	3,561	5,652	5,028	9,899

Other income (expense), net
Interest income (expense), net	(111)	1	(167)	(13)

Income before income tax provision	3,450	5,653	4,861	9,886
Income tax provision	(1,475)	(223)	(1,689)	(369)

Net income	$1,975	$5,430	$3,172	$9,517

Net income per common share - basic	$0.02	$0.05	$0.03	$0.09

Net income per common share - diluted	$0.02	$0.05	$0.03	$0.08

Weighted average shares outstanding - basic	106,191,932	106,211,120	105,873,727	106,013,752

Weighted average shares outstanding - diluted	112,148,415	114,186,329	112,095,051	113,892,087
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid - in Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2015	109,467,416	$109	$163,133	2,105,945	$(17,124)	$(38,130)	$107,988
Share-based compensation expense	—	—	9,124	—	—	—	9,124
Exercise of stock options	223,928	—	(2,745)	(580,113)	4,761	—	2,016
Issuance of restricted stock	334,353	1	(13,422)	(1,660,079)	13,421	—	—
Restricted stock shares cancelled/forfeited	—	—	825	102,230	(825)	—	—
Shares issued for services performed		—	4	(20,406)	169	—	173
Stock repurchase	—	—	—	415,252	(3,530)	—	(3,530)
Shares repurchased for tax withholding	—	—	—	81,594	(684)		(684)
Shares issued in conjunction with acquisition	—	—	(462)	(441,009)	3,808		3,346
Net income	—	—	—	—	—	3,172	3,172
Balance June 30, 2016	110,025,697	$110	$156,457	3,414	$(4)	$(34,958)	$121,605

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,172	$9,517
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,555	776
Amortization of intangible assets	1,257	465
Amortization of inventory fair value step-up	1,224	—
Amortization of deferred financing costs	91	—
Share-based compensation	9,124	8,186
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	894	(12,776)
Inventory	(2,245)	1,274
Prepaid expenses and other current assets	(1,781)	(1,106)
Other assets	(264)	(26)
Accounts payable	(5,597)	2,060
Accrued compensation	(4,789)	(1,862)
Accrued expenses	2,344	1,221
Other liabilities	1,318	(586)
Net cash flows from operating activities	6,303	7,143

Cash flows from investing activities:
Purchases of equipment	(3,755)	(2,513)
Purchase of Stability Inc., net of cash acquired	(7,631)	—
Fixed maturity securities redemption	3,000	1,750
Patent application costs	(327)	(402)
Net cash flows from investing activities	(8,713)	(1,165)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,016	2,741
Stock repurchase under repurchase plan	(3,530)	(16,641)
Stock repurchase for tax withholdings on vesting of restricted stock	(684)	—
Deferred financing costs	(61)	—
Payments under capital lease obligations	(14)	(59)
Net cash flows from financing activities	(2,273)	(13,959)

Net change in cash	(4,683)	(7,981)

Cash and cash equivalents, beginning of period	28,486	46,582
Cash and cash equivalents, end of period	$23,803	$38,601
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The Company's biomaterial platform technologies include tissue technologies, AmnioFix® and EpiFix®, amniotic fluid derived allograft, OrthoFlo, and anticipated device technology, CollaFix™, which the Company has yet to commercialize. Through the recent acquisition of Stability Inc., our newest proprietary platforms include Physio®, a unique bone grafting material comprised of 100% bone tissue with no added carrier, thus maximizing bone forming potential, a demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn™, a skin product for burns.

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
Inventories
Inventory is valued at the lower of cost or market value. The Company assesses the valuation of its inventory on a periodic basis and makes adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company's excess inventory charge. The Company's excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with operations to maximize recovery of excess inventory. The value of inventory as of June 30, 2016 includes a fair value step - up connected with the January 2016 acquisition of Stability Inc. of approximately $800,000, which is comprised of approximately $2.0 million as of the date of the acquisition less amortization of approximately $1.2 million during the six months ended June 30, 2016. Please see Note 4 contained herein.

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
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $327,000 of patent costs during the first six months of 2016. The Company capitalized approximately $402,000 of patent costs during the first six months of 2015.
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

In November 2015, the FASB issued ASU No. 2015-17, 'Balance Sheet Classification of Deferred Taxes'. ASU 2015-17
simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company adopted this standard, prospectively, at the beginning of the fourth quarter 2015 to simplify reporting with the release of the valuation allowance as disclosed in Note 12. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, 'Leases (Topic 842)'. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from both capital and operating leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The standard is intended to simplify several areas of accounting for share - based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

All other ASUs issued and not yet effective for the six months ended June 30, 2016, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of June 30, 2016, the Company had approximately $23,803,000 of cash and cash equivalents.  The Company reported total current assets of approximately $101,841,000 and current liabilities of approximately $38,538,000 as of June 30, 2016.  The Company believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents, and availability under its line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months.

4. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics, a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for
$6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $851,000 and are included withing selling, general and administrative expenses on the condensed consolidated statements of operations. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. As of June 30, 2016, the contingent consideration was valued at $25,620,000 and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. The contingent consideration was classified as a liability.

The Company has evaluated the contingent consideration for accounting purposes under GAAP and has determined that the contingent consideration is within the scope of ASC 480 Distinguishing Liabilities from Equity whereby a financial instrument, other than an outstanding share, that embodies a conditional obligation that the issuer may settle by issuing a variable number of its equity shares shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on variations in something other than the fair value of the issuer’s equity shares.

The actual purchase price was based on cash paid, the fair value of our stock on the date of the acquisition, and direct costs associated with the combination. The actual purchase price has been preliminarily allocated as of June 30, 2016 (in thousands) and is subject to change:

Cash paid at closing	$6,000
Working capital adjustment	(480)
Common stock issued (441,009 shares valued at $9.07 per share)	3,346
Assumed debt	1,771
Fair value of earn-out	25,620
Total fair value of purchase price	$36,257

Net assets acquired:
Debt-free working capital	$2,179
Other assets, net	199
Property, plant and equipment	1,375
Deferred tax liability	(8,268)
Subtotal	(4,515)
Intangible assets:
Customer relationships	6,090
Patents and know-how	9,170
Trade names and trademarks	830
Non compete agreements	1,080
Licenses and permits	690
Subtotal	17,860
Goodwill	22,912
Total Assets Purchased	$36,257

Working capital and other assets were composed of the following (in thousands):
Working capital
Cash	$140
Prepaid Expenses and other current assets	100
Accounts receivable	2,001
Federal and state taxes receivable	28
Inventory	8,725
Accounts payable and accrued expenses	(8,815)
Debt-free working capital	$2,179

Current portion of long term debt	$(194)
Long-term debt	(560)
Line of Credit	(932)
Shareholder loan	(85)
Net working capital	$408

Other assets:
Other long term assets	$199

The acquisition was accounted for as a purchase business combination as defined by FASB Topic 805 - Business Combinations.
The fair value of the contingent consideration is measured as a Level 3 instrument. The contingent consideration liability is recorded at fair value on the acquisition date and will be remeasured quarterly until purchase accounting is completed based on the assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measured is based on significant inputs that are not observable in the market, they are categorized as Level 3. The income valuation approach was applied in determining the fair value of the contingent consideration using a discounted cash flow valuation technique with significant unobservable inputs comprised of projected sales and certain expenses. The values assigned to intangible assets are subject to amortization.The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset:
Customer relationships	12
Patents and know-how	20
Trade name and Trademarks	Indefinite
Non compete agreements	4
Licenses and permits	2

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.
Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction and is preliminary as of June 30, 2016 and is subject to change. Goodwill is tested for impairment on an annual basis as definedby FASB Topic 350 - "Intangibles - Goodwill and Other".

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

Unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 (in thousands) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$57,342	$50,492	$111,258	$96,413

Net income	$2,057	$4,919	$3,668	$7,975

Income per share, fully diluted	$0.02	$0.04	$0.03	$0.07

The 2016 supplemental pro forma earnings were adjusted to exclude $851,000 of acquisition-related legal, audit and other costs, net of tax. The 2015 supplemental pro forma earnings were adjusted to include $787,000 of amortization costs related to recorded intangible assets with defined useful lives, and $1,224,000 of inventory step-up charges as a result of the acquisition for comparability to 2016. The number of shares outstanding used in calculating the income per share for 2015 was adjusted to include 441,009 shares issued as part of the purchase price and assumed to be issued on January 1, 2015.

5. Short Term Investments
Short term investments consisted of approximately $3,000,000 of FDIC insured certificates of deposit held with various financial institutions as of December 31, 2015. The cost of these instruments approximated their fair market value at December 31, 2015.

6. Inventories
Inventories consisted of the following items as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$1,154	$602
Work in process	5,888	3,850
Finished goods	11,945	3,405
Inventory, gross	18,987	7,857
Reserve for obsolescence	(1,780)	(397)
Inventory, net	$17,207	$7,460

7.	Property and Equipment
Property and equipment consist of the following as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Leasehold improvements	$3,245	$2,684
Lab and clean room equipment	8,196	4,564
Furniture and office equipment	6,167	4,577
Construction in progress	2,169	2,629
Property and equipment, gross	19,777	14,454
Less accumulated depreciation	(6,728)	(4,979)
Property and equipment, net	$13,049	$9,475
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $72,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates from September 2016 to January 2018.
Also included is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the six months ended June 30, 2016 and 2015, was approximately $1,555,000 and $776,000, respectively, and approximately $821,000 and $422,000 for the three months ended June 30, 2016 and 2015, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	June 30, 2016	December 31, 2015
		Cost	Cost
Licenses (a) (b) (d)	7 years	$1,699	$1,009
Patents & Know How (b) (d)	19 years	17,176	8,001
Customer & Supplier Relationships (b) (d)	13 years	9,851	3,761
Tradenames & Trademarks (b) (d)	indefinite	1,838	1,008
Non-compete agreements (d)	4 years	1,080	—
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	2,146	1,823
Total		33,815	15,627
Less Accumulated amortization and impairment charges		(6,122)	(4,864)
Net		$27,693	$10,763

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

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the six months ended June 30, 2016, approximately $4,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

(d)
On January 13, 2016, the Company acquired Stability Inc. As a result, the Company recorded intangible assets for Patents & Know - How of $9,170,000, Customer Relationships of $6,090,000, Non - compete agreements of$1,080,000, Tradenames & Trademarks of $830,000 and Licenses of $690,000.

Amortization expense for the six months ended June 30, 2016 and 2015, was approximately $1,257,000 and $465,000, respectively, and $447,000 and $233,000 for three months ended June 30, 2016 and 2015, respectively.
Expected future amortization of intangible assets as of June 30, 2016, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2016 (a)	$1,259
2017	2,427
2018	2,072
2019	2,072
2020	1,802
Thereafter	16,223
$25,855
(a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after June 30, 2016.

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
Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default. As of June 30, 2016, there were no outstanding revolving loans under the credit facility.

10. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,975	$5,430	$3,172	$9,517
Denominator for basic earnings per share - weighted average shares	106,191,932	106,211,120	105,873,727	106,013,752
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	5,956,483	7,975,209	6,221,324	7,878,335
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,148,415	114,186,329	112,095,051	113,892,087
Income per common share - basic	$0.02	$0.05	$0.03	$0.09
Income per common share - diluted	$0.02	$0.05	$0.03	$0.08
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding Stock Options	5,644,128	7,411,271	5,805,870	7,393,698
Outstanding Warrants	—	37,909	—	37,708
Restricted Stock Awards	312,355	526,029	415,454	446,929
	5,956,483	7,975,209	6,221,324	7,878,335

11. Equity
Stock Incentive Plans
The Company has four share-based compensation plans: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (the "2016 Plan"), which was approved by shareholders on May 18, 2016, the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Assumed 2006 Plan”), the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”) and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”) which provide for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors. The awards are subject to a vesting schedule as set forth in each individual agreement. The Company intends to use only the 2016 Plan to make future grants.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,019,629	$3.62
Granted	—	$—
Exercised	(804,041)	$2.51
Unvested options forfeited	(79,810)	$6.44
Vested options expired	(29,191)	$6.44
Outstanding at June 30, 2016	13,106,587	$3.67	6.0	$56,844,050
Vested at June 30, 2016	11,710,880	$3.27	5.8	$55,362,178
Vested or expected to vest at June 30, 2016 (a)	13,047,941	$3.66	6.0	$56,809,041

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the six months ended June 30, 2016, was approximately $4,937,922.
Following is a summary of stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	2.9	$0.72	441,429	$0.72
$0.87 - $1.35	4,420,470	5.2	1.19	4,420,470	1.19
$1.40 - $2.45	1,458,424	4.4	1.92	1,458,424	1.92
$2.66 - $3.99	889,430	6.3	3.06	889,430	3.06
$4.19 - $6.38	3,310,253	6.9	5.36	2,898,133	5.28
$6.45 - $9.78	2,479,415	7.6	7.29	1,586,502	7.23
$9.90- $10.99	107,166	8.4	10.43	36,492	10.44
	13,106,587	6.0	$3.67	11,730,880	$3.27

Total unrecognized compensation expense related to granted stock options at June 30, 2016, was approximately $3,283,152 and will be charged to expense ratably through May 2018.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Six Months Ended June 30,
	2016	2015
Expected volatility	n/a	54.4 - 58.1%
Expected life (in years)	n/a	6.0
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	1.51% - 1.68%
There were no options granted during the six months ended June 30, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	2,613,267	$9.14
Granted	2,014,838	8.04
Vested	(825,595)	8.63
Forfeited	(102,230)	8.85
Unvested at June 30, 2016	3,700,280	$8.66
As of June 30, 2016, there was approximately $24,939,716 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at June 30, 2016.
For the three and six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$95	$90	$190	$184
Research and development	155	203	360	389
Selling, general and administrative	4,253	3,962	8,574	7,613
	$4,503	$4,255	$9,124	$8,186
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
For the six months ended June 30, 2016, the Company purchased 415,252 shares of its common stock for a purchase price of approximately $3,518,000 before brokerage commissions of approximately $12,000. As of June 30, 2016, the Company had approximately $10,756,000 of availability remaining under the repurchase program.
Additionally, for the six months ended June 30, 2016, the Company reissued 2,599,377 shares from the Treasury for restricted stock grants and stock option exercises, net of forfeitures, and as partial consideration to the shareholders of Stability, with an aggregate carrying value of approximately $21,334,000.

12. Income taxes

The effective tax rates for continuing operations of 34.7% and 3.7% for the six months ended June 30, 2016 and June 30, 2015, respectively, were determined using an estimated annual effective tax rate and include, in 2016, the impact of a discrete item of approximately $350,000. The effective tax rate for the 2016 period increased approximately 31% when compared to the same period of 2015, primarily due to the $15.4 million valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. Due to the valuation allowance previously recorded against the Company's U.S. deferred tax assets, the effective tax rate for the six months ended June 30, 2015, did not include the expense of the current period U.S. taxable income. As of the end of June 2016, the projected annual effective tax rate for 2016 is 42.2%.

13. Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash paid for interest	$76	$29
Income taxes paid	631	874
Stock issuance of 441,009 shares in connection with acquisition	3,346	—
Retirement of fixed assets	—	308
Stock issuance of 20,406 and 11,321 shares in exchange for services performed, respectively	173	108

14. Contractual Commitments and Contingencies
Contractual Commitments
In addition to the capital leases noted above in Note 7, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next eight years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments for meeting space and to various charitable organizations. The estimated annual lease payments, meeting space and charitable organization commitments are as follows (in thousands):

12-month period ended June 30
2017	$3,310
2018	3,128
2019	2,052
2020	1,366
Thereafter	644
$10,500

Rent expense for the six months ended June 30, 2016 and 2015, was approximately $859,000 and $593,000, respectively, and was approximately $436,000 and $310,000 for the three months ended June 30, 2016 and 2015, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $118,000. These obligations are reduced at various times over the life of the lease.
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

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has indicated that it will hold a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The hearing was originally scheduled for April 13, 2016, but was rescheduled to September 2016 in order to allow stakeholders additional time to provide comments due to the considerable interest in the hearing. The Company has requested, and has been granted, an opportunity to speak at the rescheduled hearing. The FDA has also scheduled a related scientific workshop to be held prior to the hearing to identify and discuss the scientific considerations and challenges to help inform the development of HCT/Ps.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 12% of the Company's revenues for the fiscal year ended December 31, 2015.

Patent Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

The Liventa Action

On April 22, 2014, the Company filed a patent infringement lawsuit in the United States District Court for the Norther District of Georgia against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages (the "Liventa Action"). In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. Though the terms of the agreement are confidential, the parties have reached an amicable settlement of the False Advertising Claims for an undisclosed sum. The patent infringement claims are still pending as described below.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. On June 30, 2014, fact discovery began and the parties have engaged in extensive fact discovery. Defendants filed parallel Inter Partes Review ("IPR") proceedings which are discussed below.

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

On December 22, 2015, a Markman Hearing was held before a Special Master. Over thirty disputed claim terms were at issue. One week later, on December 30, 2015, the Special Master issued its Report and Recommendation. Except for one term, the Special Master’s Report essentially adopted MiMedx’s proposed constructions. On March 9, 2016, the Court adopted the Special Master’s Report. Since then the Court has entered a scheduling order in this action. Fact discovery has closed and the parties are currently engaging in expert discovery, which is expected to close in early September 2016. We expect the case to go to trial in late 2016.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, Defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. The Markman hearing in this case was held on October 2, 2015. Except for one term, the Court adopted MiMedx’s proposed construction of the disputed terms. Fact discovery has closed and the parties are currently engaging in expert discovery, which is expected to close in August 2016. We expect the case to go to trial in the fall of 2016.

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

On April 17, 2015, NuTech filed a motion to dismiss the case purportedly for lack of patentable subject matter, which the Company opposed. NuTech also filed a motion to stay the case pending disposition of the motion to dismiss, which MiMedx also opposed, and on which the Court declined to rule. Hearing on the motion to dismiss occurred on August 20, 2015. On November 24, 2015, the court ruled on NuTech’s Motion to Dismiss, granting in part, and denying in part. MiMedx still has claims against NuTech for infringement, as well as violations of the Lanham Act which are still pending.

On January 8, 2016, the parties submitted their Initial Disclosures, and MiMedx submitted its preliminary infringement contentions. On March 14, 2016, Defendants submitted their preliminary invalidity contentions. On April 15, 2016, the parties exchanged proposed terms for construction and over the next several months the parties will engage in claim construction briefing and related proceedings. Discovery is ongoing.

The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action"). The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the 8,709,494 patent (the "494" patent). Vivex answered MiMedx’s Complaint and filed Counterclaims of noninfringement and invalidity.

Pending IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases have challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "687" patent) and the 494 patent; while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

On June 29, 2015, the Patent Trial and Appeals Board ("PTAB") denied the Bone Bank defendants' request for institution of an IPR with respect to the '494 patent (EpiFix) on all seven challenged grounds. On August 18, 2015, the PTAB also denied defendants' request for institution of an IPR with respect to the '701 patent (AmnioFix) on all six challenged grounds. That is, the PTAB decided in each case that the defendants failed to establish a reasonable likelihood that defendants would prevail in showing any of the challenged claims of the '494 or the '701 patent were unpatentable.

On July 10, 2015 the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The parties decided to forego oral arguments. On July 7, 2016, the PTAB issued an opinion finding that the challenged claims, which relate to embossment not configuration, were invalid for obviousness. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. A decision is expected no later than August of 2016.

15. Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Six Months Ended June 30, 2016 and 2015 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended June 30, 2016
Allowance for doubtful accounts	$3,872	$233	$(19)	$4,086
Allowance for product returns	1,708	2,106	(1,623)	2,191
Allowance for obsolescence	604	1,335	(159)	1,780

For the three months ended June 30, 2015
Allowance for doubtful accounts	$2,010	$500	$(6)	$2,504
Allowance for product returns	944	734	(648)	1,030
Allowance for obsolescence	552	90	(89)	553

For the six months ended June 30, 2016
Allowance for doubtful accounts	$3,270	$835	$(19)	$4,086
Allowance for product returns	1,262	3,467	(2,538)	2,191
Allowance for obsolescence	397	1,570	(187)	1,780

For the six months ended June 30, 2015
Allowance for doubtful accounts	$1,750	$760	$(6)	$2,504
Allowance for product returns	841	1,443	(1,254)	1,030
Allowance for obsolescence	527	221	(195)	553

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues and human skin and bone.  "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself.  Our biomaterial product families include: dHACM family with AmnioFix® and  EpiFix® brands, Amniotic Fluid family with OrthoFlo brand, Umbilical family with EpiCord™ and AmnioCord™ brands, Placental Collagen family with CollaFix™ brands, Bone family with Physio® brand, and Skin family with AlloBurn™ brand. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane derived from donated placentas. Elected in advance of delivery through our donor program, a mother delivering a healthy baby via scheduled full-term Caesarean section birth may donate the placenta in lieu of having it discarded as medical waste.  We process the human amniotic membrane utilizing our proprietary PURION® Process, to produce a safe and effective implant. MiMedx is the leading supplier of amniotic tissue, having supplied over 600,000 allografts to date for application in the Wound Care, Burn, Surgical, Orthopedic, Spine, Sports Medicine, Ophthalmic and Dental sectors of healthcare.  Recently introduced OrthoFlo is an amniotic fluid derived allograft for homologous use.  Amniotic fluid is donated by a consenting mother delivering a full-term healthy baby by scheduled Caesarean section. Through the recent acquisition of Stability Biologics,  our newest proprietary platforms include Physio, a unique bone grafting material comprised of 100% bone tissue with no added carrier, thus maximizing bone forming potential, a  demineralized bone matrix (DBM) to complement our product portfolio offerings within the Orthopedic market and AlloBurn, a skin product for burns.  CollaFix, our next brand in our Placental Collagen family we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.  CollaFix is the only known biological, biodegradable, biomimetic technology that matches human tendon in strength and stiffness.  The Company's wholly-owned subsidiary, Stability Biologics, LLC, is accredited by the American Association of Tissue Banks (AATB) and registered with the FDA. The Company distinguishes its revenue in two primary regenerative medicine specialties of "Wound Care" and "SSO."  The Company defines SSO as surgical, sports medicine and orthopedics with spinal procedures included in orthopedics and abdominal, and lower pelvic procedures included in surgical.

Recent Events

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially, the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to the Company 16 months earlier. The Company submitted comments to the Minimal Manipulation draft guidance asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance. The FDA has indicated that it will hold a public hearing on September 12 and 13, 2016 to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The hearing was originally scheduled for April 13, 2016, but was rescheduled to allow stakeholders additional time to provide comments due to the considerable interest in the hearing. The Company has been granted an opportunity to speak at the rescheduled hearing. The FDA has also scheduled a related scientific workshop to be held prior to the hearing to identify and discuss the scientific considerations and challenges to help inform the development of HCT/Ps.

Results of Operations Comparison for the Three Months Ended June 30, 2016, to the Three Months Ended June 30, 2015
Revenue
Total revenue increased approximately $11.7 million, or 26%, to $57.3 million for the three months ended June 30, 2016, as compared to $45.7 million for the three months ended June 30, 2015. Wound care revenue for the three months ended June 30, 2016 grew by $6.4 million, or approximately 18%, to $42.0 million, compared to $35.6 million for the three months ended June 30, 2015. SSO revenue for the three months ended June 30, 2016 grew by $5.1 million, or approximately 54.3%, to $14.5 million compared to $9.4 million for the three months ended June 30, 2015.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue increased to 12.9% from 11.1% compared to the prior year as a result of additional costs incurred in connection with the integration of Stability, an increase in the cost of sales related to the purchase accounting inventory step up of approximately $597,000 as well as changes in product mix. Cost of goods sold excluding the inventory step up was 11.9%.
Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $1.1 million, or 54%, to $3.2 million during the three months ended June 30, 2016, compared to approximately $2.1 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended June 30, 2016, increased approximately $10.1 million to $42.8 million compared to $32.7 million for the three months ended June 30, 2015. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation, and the addition of staff and normal operating costs of Stability Inc. Additional spending increases included one time costs of approximately $138,000 related to the acquisition of Stability Inc., support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Income Taxes
The effective tax rate increased approximately 39% when compared to the same period of 2015, primarily due to the valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations Comparison for the Six Months Ended June 30, 2016, to the Six Months Ended June 30, 2015
Revenue
Total revenue increased approximately $24.3 million, or 28%, to $110.7 million for the six months ended June 30, 2016, as compared to $86.4 million for the six months ended June 30, 2015. Wound care revenue for the six months ended June 30, 2016 grew by $16.0 million, or approximately 24.5%, to $81.4 million, compared to $65.4 million for the six months ended June 30, 2015. SSO revenue for the six months ended June 30, 2016 grew by $8.2 million, or approximately 42.3%, to $27.7 million compared to $19.5 million for the six months ended June 30, 2015.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue increased to 13.9% from 11.8% compared to the prior year as a result of additional costs incurred in connection with the integration of Stability Inc., an increase in the cost of sales related to the purchase accounting inventory step up of approximately $1,331,000 as well as changes in product mix. Cost of goods sold excluding the inventory step up was 12.7%.

Research and Development Expenses
The Company's R&D expenses increased approximately $1.8 million, or 46%, to $5.7 million during the six months ended June 30, 2016, compared to approximately $3.9 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2016, increased approximately $21.4 million to $83.4 million compared to $62.0 million for the six months ended June 30, 2015. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume and an increase in share-based compensation, and the addition of staff and normal operating costs of Stability Inc. Additional spending increases included one time costs of approximately $851,000 related to the acquisition of Stability Inc., support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Income Taxes
The effective tax rate increased approximately 31% when compared to the same period of 2015, primarily due to the valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources
As of June 30, 2016, the Company had approximately $23.8 million of cash and cash equivalents. The Company reported total current assets of approximately $101.8 million and total current liabilities of approximately $38.5 million at June 30, 2016, which represents a current ratio of 2.6 as of June 30, 2016.

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

For the six months ended June 30, 2016, in connection with the acquisition of Stability Inc., the Company paid approximately $6 million in cash for the initial purchase price, paid off debt of approximately $1.8 million and provided initial working capital of approximately $4 million.
For the six months ended June 30, 2016, the Company purchased 415,252 shares of its common stock for a purchase price of approximately $3,518,000, before brokerage commissions of approximately $12,000 bringing the total amount spent under the program to approximately $49,244,000 since inception. As of June 30, 2016, the Company had approximately $10,756,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, during the six months ended June 30, 2016, the Company purchased 81,594 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.

Contingencies

See Note 14 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2016 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$72	$57	$15	$—	$—
Operating lease obligations	8,033	2,097	3,972	1,518	446
Charitable contribution obligations	475	475	—	—
Software license	331	95	189	47
Meeting space commitments	1,661	643	1,018	—
	$10,572	$3,367	$5,194	$1,565	$446
Discussion of cash flows
Net cash from operations during the six months ended June 30, 2016 decreased approximately $0.8 million to approximately $6.3 million compared to $7.1 million from operating activities for the six months ended June 30, 2015, primarily attributable to a decrease in net income compared to the prior year, as well as post acquisition working capital costs for Stability Inc. For the three months ended June 30, 2016, operating cash increased approximately $4.4 million as compared to the three months ended June 30, 2015, primarily due to increased cash collections resulting in smaller increases in accounts receivable offset by a decrease in net income.
Net cash used in investing activities during the six months ended June 30, 2016 was approximately $8.7 million compared to approximately $1.2 million for 2015. Cash used for the acquisition of Stability Inc. totaled $7.6 million, $3.8 million of which was used for the purchase of equipment to expand production capacity, partially offset by maturing certificates of deposit of $3 million. For the three months ended June 30, 2016 cash attributed to investing activities increased approximately $700,000 as compared to the three months ended June 30, 2015, primarily due to maturing certificates of deposit offset by higher purchases of equipment.
Net cash used in financing activities during the six months ended June 30, 2016 decreased approximately $11.7 million to $2.3 million compared to $14.0 million of cash used during the six months ended June 30, 2015. Cash flows used in financing activities during the six months ended June 30, 2016 included approximately $4.2 million for stock repurchases compared to $16.6 million in the prior year. Additionally, the Company received $2.0 million from the exercise of stock options compared to approximately $2.7 million in the prior year. For the three months ended June 30, 2016, cash attributed to financing activities increased by $3.7 million as compared to the three months ended June 30, 2015, primarily due to a greater amount of stock repurchases in 2015.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) other income (expense), (iii) interest income and expense, (iv) income taxes, (v) one time acquisition related costs, (vi) the effect of purchase accounting due to acquisitions and (vii) share-based compensation expense. The Company believes that the presentation of these measures provides important supplemental information to management and investors regarding the operational use of cash. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted net income and diluted net income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets and (iv) share-based compensation. Due to the impact of the acquisition of Stability Inc. in January 2016 and the release of the valuation allowance on the deferred tax asset on reported tax expense in 2015 on results, the Company has decided to provide adjusted non-GAAP measures to provide comparability of normal ongoing operating results. Beginning last quarter, the Company has reported Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS to normalize results for comparison purposes in addition to reporting GAAP results as summarized below. Reconciliations of GAAP net income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income for the three months and six months ended June 30, 2016 and 2015 appear in the tables below.
The Company's Adjusted EBITDA for the three months ended June 30, 2016, was approximately $10.1 million which is a reduction of $(0.5) million as compared to the three months ended June 30, 2015. The reduction was attributable to increased investments in support of growth of the business compared to the prior year. The Company's Adjusted EBITDA for the six months ended June 30, 2016, was approximately $19.1 million which is a reduction of $(0.2) million as compared to the six months ended June 30, 2015. The reduction was attributable to increased investments in support of growth of the business compared to the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Per GAAP)	$1,975	$5,430	$3,172	$9,517

Add back:
Income taxes	1,475	223	1,689	369
One time costs incurred in connection with acquisition	138	—	851	—
One time inventory costs incurred in connection with acquisition	597	—	1,331	—
Other interest (income) expense, net	111	(1)	167	13
Depreciation expense	821	422	1,555	776
Amortization of intangible assets	447	233	1,257	465
Share-based compensation	4,509	4,254	9,124	8,186
Adjusted EBITDA	$10,073	$10,561	$19,146	$19,326

Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross Margin (Per GAAP)	$49,948	$40,590	$95,369	$76,209

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	597	—	1,331	—
Gross Margin before Amortization of inventory fair value step-up	$50,545	$40,590	$96,700	$76,209
Adjusted Gross Margin	88.2%	88.9%	87.3%	88.2%
Reconciliation of Net Income "Adjusted Earnings per Share" defined as Net Income less Amortization, One Time Costs and Share-Based Compensation (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Per GAAP)	$1,975	$5,430	$3,172	$9,517

Non-GAAP Adjustments:
Tax rate normalization*	(12)	(2,153)	(362)	(3,787)
One time costs incurred in connection with acquisition	138	—	851	—
One time inventory costs incurred in connection with acquisition	597	—	1,331	—
Amortization of intangible assets	447	233	1,257	465
Share - based compensation	4,509	4,254	9,124	8,186
Estimated income tax impact from adjustments*	(2,525)	(1,886)	(5,302)	(3,637)
Adjusted Net Income	$5,129	$5,878	$10,071	$10,744
Adjusted diluted net income per share	$0.05	$0.05	$0.09	$0.09
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,148,415	114,186,329	112,095,051	113,892,087
*Assumes a normalized tax rate of 42% for 2015 and 42% for 2016.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at June 30, 2016, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings

We are a party to various legal claims and actions incidental to our business. These items are more fully discussed in Note 14 to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
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
10.1*
MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-35887), filed April 12, 2016)

10.2#*		Form of Incentive Stock Option Agreement
10.3#*		Form of Restricted Stock Agreement
10.4#*		Form of Nonqualified Stock Option Agreement
10.5*
Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of May 20, 2016 by and between MiMedx Group, Inc. and Alexandra O. Haden (incorporated by reference to Exhibit 10.1 filed with Registrant's Form 8-K filed on May 25, 2016)

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

August 2, 2016
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)