Form 10-Q
period 2016-09-30
MIMEDX GROUP, INC.
filed 2016-11-08
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Yes ☐ No ☒

As of October 15, 2016, there were 109,514,557 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$18,338	$28,486
Short term investments	—	3,000
Accounts receivable, net	63,427	53,755
Inventory, net	18,313	7,460
Prepaid expenses and other current assets	6,212	3,609
Total current assets	106,290	96,310
Property and equipment, net of accumulated depreciation	13,757	9,475
Goodwill	26,951	4,040
Intangible assets, net of accumulated amortization	27,249	10,763
Deferred tax asset, net	7,019	14,838
Deferred financing costs and other assets	399	487
Total assets	$181,665	$135,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,162	$6,633
Accrued compensation	10,812	15,034
Accrued expenses	6,664	4,644
Current portion of earn out liability	9,642	—
Other current liabilities	3,298	466
Total current liabilities	41,578	26,777
Earn out liability	15,978	—
Other liabilities	832	1,148
Total liabilities	58,388	27,925
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 110,212,547 issued and 109,512,781 outstanding at September 30, 2016 and 109,467,416 issued and 107,361,471 outstanding at December 31, 2015	110	109
Additional paid-in capital	159,940	163,133
Treasury stock at cost: 699,766 shares at September 30, 2016 and 2,105,945 shares at December 31, 2015	(5,136)	(17,124)
Accumulated deficit	(31,637)	(38,130)
Total stockholders' equity	123,277	107,988
Total liabilities and stockholders' equity	$181,665	$135,913
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$64,429	$49,015	$175,139	$135,461
Cost of sales	7,997	4,979	23,338	15,217
Gross margin	56,432	44,036	151,801	120,244

Operating expenses:
Research and development expenses	2,919	2,187	8,582	6,072
Selling, general and administrative expenses	48,179	34,901	131,599	96,860
Amortization of intangible assets	631	234	1,889	699
Operating income	4,703	6,714	9,731	16,613

Other income (expense), net
Interest income (expense), net	(87)	(5)	(254)	(18)

Income before income tax provision	4,616	6,709	9,477	16,595
Income tax provision	(1,295)	(158)	(2,984)	(527)

Net income	$3,321	$6,551	$6,493	$16,068

Net income per common share - basic	$0.03	$0.06	$0.06	$0.15

Net income per common share - diluted	$0.03	$0.06	$0.06	$0.14

Weighted average shares outstanding - basic	105,991,990	106,511,294	105,927,890	106,178,136

Weighted average shares outstanding - diluted	112,361,179	114,556,036	112,193,701	114,110,120
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued			Treasury Stock
	Shares	Amount	Additional Paid - in Capital	Shares	Amount	Accumulated Deficit	Total
Balance December 31, 2015	109,467,416	$109	$163,133	2,105,945	$(17,124)	$(38,130)	$107,988
Share-based compensation expense	—	—	13,826	—	—	—	13,826
Exercise of stock options	243,928	—	(2,957)	(682,082)	5,505	—	2,548
Issuance of restricted stock	501,203	1	(14,676)	(1,825,329)	14,675	—	—
Restricted stock shares cancelled/forfeited	—	—	1,070	137,575	(1,070)	—	—
Shares issued for services performed		—	6	(43,344)	340	—	346
Stock repurchase	—	—	—	1,338,616	(10,378)	—	(10,378)
Shares repurchased for tax withholding	—	—	—	109,394	(892)		(892)
Shares issued in conjunction with acquisition	—	—	(462)	(441,009)	3,808		3,346
Net income	—	—	—	—	—	6,493	6,493
Balance September 30, 2016	110,212,547	$110	$159,940	699,766	$(5,136)	$(31,637)	$123,277

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,493	$16,068
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,394	1,247
Amortization of intangible assets	1,889	699
Amortization of inventory fair value step-up	1,471	—
Amortization of deferred financing costs	136	—
Share-based compensation	13,826	12,564
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	(7,671)	(20,106)
Inventory	(3,599)	(520)
Prepaid expenses and other current assets	(2,023)	(1,201)
Other assets	(163)	(26)
Accounts payable	(3,941)	3,747
Accrued compensation	(4,223)	1,474
Accrued expenses	2,020	1,592
Other liabilities	2,539	(1,087)
Net cash flows from operating activities	9,148	14,451

Cash flows from investing activities:
Purchases of equipment	(5,301)	(4,176)
Purchase of Stability Inc., net of cash acquired	(7,631)	—
Fixed maturity securities redemption	3,000	2,500
Patent application costs	(515)	(594)
Net cash flows from investing activities	(10,447)	(2,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,548	3,465
Stock repurchase under repurchase plan	(10,378)	(21,068)
Stock repurchase for tax withholdings on vesting of restricted stock	(892)	—
Deferred financing costs	(106)	—
Payments under capital lease obligations	(21)	(87)
Net cash flows from financing activities	(8,849)	(17,690)

Net change in cash	(10,148)	(5,509)

Cash and cash equivalents, beginning of period	28,486	46,582
Cash and cash equivalents, end of period	$18,338	$41,073
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix®, EpiFix® and EpiBurn® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord™ and AmnioCord™ brands; Placental Collagen family with CollaFix™ and AmnioFill™ brands; Bone family with Physio® brand; and Skin family with AlloBurn™ brand. AmnioFix,  EpiFix, and EpiBurn are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord™ and AmnioCord™ are derived from the umbilical cord; Physio is a bone grafting material comprised of 100% bone tissue with no added carrier; AlloBurn is a skin product derived from human skin designed for the treatment of burns; and CollaFix, our next brand we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.

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
Inventories
Inventory is valued at the lower of cost or market value. The Company assesses the valuation of its inventory on a periodic basis and makes adjustments to the value for estimated excess and obsolete inventory based on estimates about future demand. The excess balance determined by this analysis becomes the basis for the Company's excess inventory charge. The Company's excess inventory review process includes analysis of sales forecasts, managing product rollovers and working with operations to maximize recovery of excess inventory. The value of inventory as of September 30, 2016 includes a fair value step - up connected with the January 2016 acquisition of Stability Inc. of approximately $600,000, which is comprised of approximately $2.1 million as of the date of the acquisition less amortization of approximately $1.5 million during the nine months ended September 30, 2016. Please see Note 4 contained herein.

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
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $515,000 of patent costs during the first nine months of 2016. The Company capitalized approximately $594,000 of patent costs during the first nine months of 2015.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first - in first - out (FIFO) basis.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued, both effective and not yet effective. In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with
Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes". ASU 2015-17
simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company adopted this standard, prospectively, at the beginning of the fourth quarter 2015 to simplify reporting with the release of the valuation allowance as disclosed in Note 12. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from both capital and operating leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-15 will have on its consolidated financial statements.
All other ASUs issued and not yet effective for the nine months ended September 30, 2016, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of September 30, 2016, the Company had approximately $18,338,000 of cash and cash equivalents.  The Company reported total current assets of approximately $106,290,000 and current liabilities of approximately $41,578,000 as of September 30, 2016.  The Company believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents, and availability under its line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

4. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability"), a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for
$6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $1,088,000 and are included within selling, general and administrative expenses on the condensed consolidated statements of operations. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. As of September 30, 2016, the contingent consideration was valued at $25,620,000 and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. The contingent consideration was classified as a liability.

The Company has evaluated the contingent consideration for accounting purposes under GAAP and has determined that the contingent consideration is within the scope of ASC 480 "Distinguishing Liabilities from Equity" whereby a financial instrument, other than an outstanding share, that embodies a conditional obligation that the issuer may settle by issuing a variable number of its equity shares shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on variations in something other than the fair value of the issuer’s equity shares.

The actual purchase price was based on cash paid, the fair value of our stock on the date of the acquisition, and direct costs associated with the combination. The actual purchase price has been preliminarily allocated as of September 30, 2016 (in thousands) and is subject to change:

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

The acquisition was accounted for as a purchase business combination as defined by FASB Topic 805 - "Business Combinations". The fair value of the contingent consideration is measured as a Level 3 instrument. The contingent consideration liability is recorded at fair value on the acquisition date and will be remeasured quarterly until purchase accounting is completed based on the assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measured is based on significant inputs that are not observable in the market, they are categorized as

Level 3. The income valuation approach was applied in determining the fair value of the contingent consideration using a discounted cash flow valuation technique with significant unobservable inputs comprised of projected sales and certain expenses. The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset:
Customer relationships	12
Patents and know-how	20
Trade name and Trademarks	Indefinite
Non compete agreements	4
Licenses and permits	2

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.
Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction and is preliminary as of September 30, 2016 and is subject to change. Goodwill is tested for impairment on an annual basis as defined by FASB Topic 350 - "Intangibles - Goodwill and Other".

The following unaudited pro forma summary financial information presents the consolidated results of operations for the Company as if the acquisition had occurred on January 1, 2015. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future.

Unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 (in thousands) is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$64,429	$52,108	$175,687	$148,521

Net income	$3,406	$4,253	$7,074	$12,227

Income per share, fully diluted	$0.03	$0.04	$0.06	$0.11

The 2016 supplemental pro forma earnings were adjusted to exclude $1,088,000 of acquisition-related legal, audit and other costs, net of tax. The 2015 supplemental pro forma earnings were adjusted to include $1,186,000 of amortization costs related to recorded intangible assets with defined useful lives, and $1,471,000 of inventory step-up charges as a result of the acquisition for comparability to 2016. The number of shares outstanding used in calculating the income per share for 2015 was adjusted to include 441,009 shares issued as part of the purchase price and assumed to be issued on January 1, 2015.

5. Short Term Investments
Short term investments consisted of approximately $3,000,000 of FDIC insured certificates of deposit held with various financial institutions as of December 31, 2015. The cost of these instruments approximated their fair market value at December 31, 2015.

6. Inventories
Inventories consisted of the following items as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$1,193	$602
Work in process	6,710	3,850
Finished goods	11,118	3,405
Inventory, gross	19,021	7,857
Reserve for obsolescence	(708)	(397)
Inventory, net	$18,313	$7,460

7.	Property and Equipment
Property and equipment consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Leasehold improvements	$3,259	$2,684
Lab and clean room equipment	7,971	4,564
Furniture and office equipment	6,271	4,577
Construction in progress	3,629	2,629
Property and equipment, gross	21,130	14,454
Less accumulated depreciation	(7,373)	(4,979)
Property and equipment, net	$13,757	$9,475
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $41,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates to January 2018.
Also included in net property and equipment is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the nine months ended September 30, 2016 and 2015, was approximately $2,394,000 and $1,247,000, respectively, and approximately $838,000 and $470,000 for the three months ended September 30, 2016 and 2015, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2016	December 31, 2015
		Cost	Cost
Licenses (a) (b) (c) (d)	7 years	$1,699	$1,009
Patents & Know How (b) (d)	19 years	17,211	8,001
Customer & Supplier Relationships (b) (d)	13 years	9,851	3,761
Tradenames & Trademarks (b) (d)	indefinite	1,838	1,008
Non-compete agreements (d)	4 years	1,080	—
In Process Research & Development (b)	n/a	25	25
Patents in Process (c)	n/a	2,298	1,823
Total		34,002	15,627
Less Accumulated amortization and impairment charges		(6,753)	(4,864)
Net		$27,249	$10,763

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

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the nine months ended September 30, 2016, approximately $40,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

(d)
On January 13, 2016, the Company acquired Stability. As a result, the Company recorded intangible assets for Patents & Know - How of $9,170,000, Customer Relationships of $6,090,000, Non - compete agreements of $1,080,000, Tradenames & Trademarks of $830,000 and Licenses of $690,000.

Amortization expense for the nine months ended September 30, 2016 and 2015, was approximately $1,889,000 and $699,000, respectively, and $631,000 and $234,000 for three months ended September 30, 2016 and 2015, respectively.
Expected future amortization of intangible assets as of September 30, 2016, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2016 (a)	$630
2017	2,430
2018	2,075
2019	2,075
2020	1,805
Thereafter	16,396
$25,411
(a) Estimated amortization expense for the year ending December 31, 2016, includes only amortization to be recorded after September 30, 2016.

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
Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default. As of September 30, 2016, there were no outstanding revolving loans under the credit facility.

10. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock, and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,321	$6,551	$6,493	$16,068
Denominator for basic earnings per share - weighted average shares	105,991,990	106,511,294	105,927,890	106,178,136
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	6,369,189	8,044,742	6,265,811	7,931,984
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,361,179	114,556,036	112,193,701	114,110,120
Income per common share - basic	$0.03	$0.06	$0.06	$0.15
Income per common share - diluted	$0.03	$0.06	$0.06	$0.14
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Outstanding Stock Options	5,704,112	7,320,155	5,767,469	7,366,426
Outstanding Warrants	—	38,023	—	37,820
Restricted Stock Awards	665,077	686,564	498,342	527,738
	6,369,189	8,044,742	6,265,811	7,931,984

11. Equity
Stock Incentive Plans
The Company has four share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted stock awards to employees, directors, consultants and advisors: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (the "2016 Plan"), which was approved by shareholders on May 18, 2016; the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Assumed 2006 Plan”); the MiMedx Inc. 2007 Assumed Stock Plan (the “Assumed 2007 Plan”); and the MiMedx Group Inc. Amended and Restated Assumed 2005 Stock Plan (the “Assumed 2005 Plan”). The awards are subject to a vesting schedule as set forth in each individual agreement. The Company currently intends to use only the 2016 Plan to make future grants.

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,019,629	$3.62
Granted	—	$—
Exercised	(926,010)	$2.76
Unvested options forfeited	(93,097)	$6.52
Vested options expired	(38,354)	$6.77
Outstanding at September 30, 2016	12,962,168	$3.65	5.77	$64,153,271
Vested at September 30, 2016	11,818,559	$3.30	5.62	$62,449,678
Vested or expected to vest at September 30, 2016 (a)	12,937,248	$3.30	5.62	$64,120,370

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the nine months ended September 30, 2016, was approximately $5,283,449.
Following is a summary of stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	2.6	$0.72	441,429	$0.72
$0.87 - $1.35	4,397,970	4.9	1.19	4,397,970	1.19
$1.40 - $2.45	1,442,424	4.2	1.92	1,442,424	1.92
$2.66 - $3.99	889,430	6.1	3.06	889,430	3.06
$4.19 - $6.38	3,253,783	6.7	5.36	2,997,303	5.32
$6.45 - $9.78	2,431,132	7.4	7.30	1,614,677	7.23
$9.90- $10.99	106,000	8.2	10.43	35,326	10.43
	12,962,168	5.8	$3.65	11,818,559	$3.30

Total unrecognized compensation expense related to granted stock options at September 30, 2016, was approximately $2,150,652 and will be charged to expense ratably through May 2017.
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
The assumptions used in calculating the fair value of options using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	n/a	54.4 - 58.1%
Expected life (in years)	n/a	6.0
Expected dividend yield	n/a	—
Risk-free interest rate	n/a	1.51 - 1.68%
There were no options granted during the nine months ended September 30, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards for the nine months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	2,613,267	$9.14
Granted	2,369,876	7.98
Vested	(952,910)	8.75
Forfeited	(137,575)	8.73
Unvested at September 30, 2016	3,892,658	$8.54
As of September 30, 2016, there was approximately $23,767,731 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.0 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at September 30, 2016.
For the three and nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$109	$85	$300	$270
Research and development	159	202	520	591
Selling, general and administrative	4,433	4,091	13,006	11,703
	$4,701	$4,378	$13,826	$12,564
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
For the nine months ended September 30, 2016, the Company purchased 1,338,616 shares of its common stock for a purchase price of approximately $10,338,000 before brokerage commissions of approximately $40,000. As of September 30, 2016, the Company had approximately $3,936,000 of availability remaining under the repurchase program.
Additionally, for the nine months ended September 30, 2016, the Company reissued 2,854,189 shares from the Treasury for restricted stock grants and stock option exercises, net of forfeitures, and as partial consideration to the shareholders of Stability, with an aggregate carrying value of approximately $23,257,728.

12. Income taxes

The effective tax rates for continuing operations of 31.5% and 3.2% for the nine months ended September 30, 2016 and September 30, 2015, respectively, were determined using an estimated annual effective tax rate and include, in 2016, the impact of discrete items of approximately $900,000. The effective tax rate for the 2016 period increased approximately 28.3% when compared to the same period of 2015, primarily due to the $15.4 million valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. Due to the valuation allowance previously recorded against the Company's U.S. deferred tax assets, the effective tax rate for the nine months ended September 30, 2015, did not include the expense of the current period U.S. taxable income. As of the end of September 2016, the projected annual effective tax rate for 2016 is approximately 41.0%.

13. Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$118	$18
Income taxes paid	637	1,506
Stock issuance of 441,009 shares in connection with acquisition	3,346	—
Retirement of fixed assets	—	319
Stock issuances of 43,344 and 16,493 shares in exchange for services performed, respectively	346	164

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

12-month period ended September 30,
2017	$3,156
2018	3,103
2019	2,038
2020	957
Thereafter	550
$9,804

Rent expense for the nine months ended September 30, 2016 and 2015, was approximately $1,311,000 and $956,000, respectively, and was approximately $453,000 and $363,000 for the three months ended September 30, 2016 and 2015, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $103,000. These obligations are reduced at various times over the life of the lease.
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

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that the FDA took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance as well. On September 12 and 13, 2016, the FDA held a public hearing to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company awaits further decision from FDA on the draft guidances, but anticipates this will be a lengthy process.

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with Current Good Manufacturing Practices (cGMP). Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions requires significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 12% of the Company's revenues for the fiscal year ended December 31, 2015.

Patent Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

The Liventa Action

On April 22, 2014, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages (the "Liventa Action"). In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. Though the terms of the agreement are confidential, the parties have reached an amicable settlement of the false advertising claims for an undisclosed sum. The patent infringement claims are still pending as described below.

MiMedx asserts that Liventa (formerly known as AFCell Medical, Inc.), Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants filed parallel Inter Partes Review ("IPR") proceedings which are discussed below. We expect the case to go to trial in 2017.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, Defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. Discovery is closed and we expect the case to go to trial in the early part of 2017.

The NuTech Action

On March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. ("NuTech") and DCI Donor Services, Inc. ("DCI") for permanent injunctive relief and unspecified damages. This lawsuit was filed in the United States District Court for the Northern District of Alabama. The lawsuit alleges that NuTech and DCI have infringed and continue to infringe the Company's patents through the manufacture, use, sale, and/or offering of their tissue graft product. The lawsuit also asserts that NuTech knowingly and willfully made false and misleading representations about its products to customers and/or prospective customers. The case is currently in the discovery phase.

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

On June 29, 2015, the Patent Trial and Appeals Board ("PTAB") denied the Bone Bank defendants' request for institution of an IPR with respect to the '494 patent (EpiFix) on all seven challenged grounds. On August 18, 2015, the PTAB also denied the Liventa defendants' request for institution of an IPR with respect to the '701 patent (AmnioFix) on all six challenged grounds. That is, the PTAB decided in each case that the defendants failed to establish a reasonable likelihood that defendants would prevail in showing any of the challenged claims of the '494 or the '701 patent were unpatentable.

On July 10, 2015, the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. The parties decided to forego oral arguments. On July 7, 2016, the PTAB issued an opinion finding that the challenged claims, which relate to embossment and not configuration, were invalid for obviousness. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. On August 16, 2016, the PTAB issued an opinion finding that the challenged claims were unpatentable.  MiMedx has filed a notice of appeal of the PTAB’s decision regarding the '437 patent.

15. Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended September 30, 2016
Allowance for doubtful accounts	$4,086	$800	$(536)	$4,350
Allowance for product returns	2,191	2,591	(2,520)	2,262
Allowance for obsolescence	1,780	339	(1,411)	708

For the three months ended September 30, 2015
Allowance for doubtful accounts	$2,504	$800	$(172)	$3,132
Allowance for product returns	1,030	906	(407)	1,529
Allowance for obsolescence	553	227	(87)	693

For the nine months ended September 30, 2016
Allowance for doubtful accounts	$3,270	$1,635	$(555)	$4,350
Allowance for product returns	1,262	5,917	(4,917)	2,262
Allowance for obsolescence	397	1,910	(1,599)	708

For the nine months ended September 30, 2015
Allowance for doubtful accounts	$1,750	$1,560	$(178)	$3,132
Allowance for product returns	841	2,349	(1,661)	1,529
Allowance for obsolescence	527	447	(281)	693

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human amniotic membrane and other birth tissues and human skin and bone.  "Innovations in Regenerative Biomaterials" is the framework behind our mission to give physicians products and tissues to help the body heal itself.  The MiMedx allograft product families include our: dHACM family with AmnioFix®, EpiFix® and EpiBurn® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord™ and AmnioCord™ brands; Placental Collagen family with CollaFix™ and AmnioFill™ brands; Bone family with Physio® brand; and Skin family with AlloBurn™ brand. AmnioFix,  EpiFix, and EpiBurn are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord™ and AmnioCord™ are derived from the umbilical cord; Physio is a bone grafting material comprised of 100% bone tissue with no added carrier; AlloBurn is a skin product derived from human skin designed for the treatment of burns; and  CollaFix, our next brand we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.  We process the human amniotic membrane utilizing our proprietary PURION® Process, to produce a safe and effective implant. MiMedx proprietary processing methodology employs aseptic processing techniques in addition to terminal sterilization.  MiMedx is the leading supplier of amniotic tissue, having supplied over 700,000 allografts to date for application in the Wound Care, Burn, Surgical, Orthopedic, Spine, Sports Medicine, Ophthalmic and Dental sectors of healthcare. The Company distinguishes its revenue in two primary regenerative medicine specialties of "Wound Care" and "SSO."  The Company defines SSO as surgical, sports medicine and orthopedics with spinal procedures included in orthopedics and abdominal, and lower pelvic procedures included in surgical.

Recent Events

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that the FDA took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound. On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance as well. On September 12 and 13, 2016, the FDA held a public hearing to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company awaits further decision from FDA on the draft guidances, but anticipates this will be a lengthy process.

Results of Operations Comparison for the Three Months Ended September 30, 2016, to the Three Months Ended September 30, 2015
Revenue
Total revenue increased approximately $15.4 million, or 31%, to $64.4 million for the three months ended September 30, 2016, as compared to $49.0 million for the three months ended September 30, 2015. Wound Care revenue for the three months ended September 30, 2016 grew by $14.0 million, or approximately 39%, to $49.8 million, compared to $35.8 million for the three months ended September 30, 2015. SSO revenue for the three months ended September 30, 2016 grew by $1.3 million, or approximately 10%, to $14.6 million compared to $13.3 million, for the three months ended September 30, 2015. The primary drivers for the increase in revenue for both categories was increased volume and the introduction of new products.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue increased to 12.4% from 10.2% compared to the prior year as a result of additional costs incurred in connection with the integration of Stability, an increase in the cost of sales related to the purchase accounting inventory step up of approximately $247,000 as well as changes in product mix. Cost of goods sold excluding the inventory step up was 12.0%.
Research and Development Expenses
The Company's research and development expenses (“R&D expenses”) increased approximately $0.7 million, or 33%, to $2.9 million during the three months ended September 30, 2016, compared to approximately $2.2 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.

R&D expenses consist primarily of internal personnel costs, expenses of clinical trials, fees paid to external consultants, and the cost of supplies and instruments used in the Company's laboratories.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the three months ended September 30, 2016 increased approximately $13.3 million to $48.2 million, compared to $34.9 million for the three months ended September 30, 2015. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume, an increase in share-based compensation, and the addition of staff and normal operating costs of Stability. Additional spending increases included one time costs of approximately $237,000 related to the acquisition of Stability, support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Income Taxes
The effective tax rate increased approximately 26% when compared to the same period of 2015, primarily due to the valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Results of Operations Comparison for the Nine Months Ended September 30, 2016, to the Nine Months Ended September 30, 2015
Revenue
Total revenue increased approximately $39.6 million, or 29%, to $175.1 million for the nine months ended September 30, 2016, as compared to $135.5 million for the nine months ended September 30, 2015. Wound Care revenue for the nine months ended September 30, 2016 grew by $30.0 million, or approximately 29.7%, to $131.2 million, compared to $101.2 million million for the nine months ended September 30, 2015. SSO revenue for the nine months ended September 30, 2016 grew by $9.6 million, or approximately 28%, to $43.9 million compared to $34.3 million for the nine months ended September 30, 2015. The primary drivers for the increase in revenue for both categories was increased volume and the introduction of new products.
Tissue Processing Costs and Cost of Products Sold
Cost of products sold as a percentage of revenue increased to 13.3% from 11.2% compared to the prior year as a result of additional costs incurred in connection with the integration of Stability, an increase in the cost of sales related to the purchase accounting inventory step up of approximately $1,578,000 as well as changes in product mix. Cost of goods sold excluding the inventory step up was 12.4%.

Research and Development Expenses
The Company's R&D expenses increased approximately $2.5 million, or 41.3%, to $8.6 million during the nine months ended September 30, 2016, compared to approximately $6.1 million in the prior year. The increase is primarily related to increased investments in scientific studies, clinical trials and personnel costs.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the nine months ended September 30, 2016, increased approximately $34.7 million to $131.6 million, compared to $96.9 million for the nine months ended September 30, 2015. Selling expense increases were driven by costs associated with expanding the Company's direct sales organization, increased commissions due to higher sales volume, an increase in share-based compensation, and the addition of staff and normal operating costs of Stability. Additional spending increases included one time costs of approximately $1,088,000 related to the acquisition of Stability, support costs related to medical reimbursement, accounting, information technology infrastructure to help manage the growth of the business, and legal costs due to patent litigation. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation.
Income Taxes
The nine month effective tax rate of 31.5% includes discrete items related to certain favorable provision to return adjustments resulting from the recently filed 2015 income tax returns and a deferred tax rate adjustment. This rate is an increase of approximately 28% when compared to the same period of 2015, primarily due to the valuation allowance release recorded in 2015 and discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Liquidity and Capital Resources
As of September 30, 2016, the Company had approximately $18.3 million of cash and cash equivalents. The Company reported total current assets of approximately $106.3 million and total current liabilities of approximately $41.6 million at September 30, 2016, which represents a current ratio of 2.6 as of September 30, 2016.

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million. As of September 30, 2016, the Company was in compliance with all of its covenants.

For the nine months ended September 30, 2016, in connection with the acquisition of Stability, the Company paid approximately $6 million in cash for the initial purchase price, paid off debt of approximately $1.8 million and provided initial working capital of approximately $4 million.
For the nine months ended September 30, 2016, the Company repurchased 1,338,616 shares of its common stock for a purchase price of approximately $10,338,000, before brokerage commissions of approximately $40,000 bringing the total amount spent under the program to approximately $56,064,000 since inception. As of September 30, 2016, the Company had approximately $3,936,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, during the nine months ended September 30, 2016, the Company repurchased 109,394 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.

Contingencies
See Note 14 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2016 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$41	$32	$9	$—	$—
Operating lease obligations	7,510	2,093	3,933	1,074	410
Charitable contribution obligations	325	325	—	—
Software license	308	95	189	24
Meeting space commitments	1,661	643	1,018	—
	$9,845	$3,188	$5,149	$1,098	$410
Discussion of cash flows
Net cash from operations during the nine months ended September 30, 2016 decreased approximately $5.4 million to approximately $9.1 million, compared to $14.5 million from operating activities for the nine months ended September 30, 2015, primarily attributable to a decrease in net income compared to the prior year, as well as post acquisition working capital costs for Stability. For the three months ended September 30, 2016, operating cash decreased approximately $4.5 million as compared to the three months ended September 30, 2015, primarily due to a decrease in net income compared to the prior year, as well as post acquisition working capital costs for Stability.
Net cash used in investing activities during the nine months ended September 30, 2016 was approximately $10.4 million, compared to approximately $2.3 million for 2015. Cash used for the acquisition of Stability totaled $7.6 million, and an additional $5.3 million was used for the purchase of equipment to expand production capacity, partially offset by maturing certificates of deposit of $3 million. For the three months ended September 30, 2016, cash utilized for investing activities increased approximately $600,000 as compared to the three months ended September 30, 2015, primarily due to maturing certificates of deposit which occurred in 2015.
Net cash used in financing activities during the nine months ended September 30, 2016 decreased approximately $8.9 million to $8.8 million compared to $17.7 million of cash used during the nine months ended September 30, 2015. Cash flows used in financing activities during the nine months ended September 30, 2016 included approximately $11.3 million for stock repurchases compared to $21.1 million in the prior year. Additionally, the Company received $2.5 million from the exercise of stock options compared to approximately $3.5 million in the prior year. For the three months ended September 30, 2016, cash utilized for financing activities increased by $2.8 million as compared to the three months ended September 30, 2015, primarily due to a greater amount of stock repurchases in 2016.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. The Company believes that the presentation of these measures provides important supplemental information to management and investors regarding the Company's performance. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) other income (expense), (iii) interest income and expense, (iv) income taxes, (v) one time acquisition related costs, (vi) the effect of purchase accounting due to acquisitions and (vii) share-based compensation expense. Due to the impact of the acquisition of Stability in January 2016 and the release of the valuation allowance on the deferred tax asset on reported tax expense in 2015 on results, the Company has decided to provide additional adjusted non-GAAP measures to provide comparability of normal ongoing operating results. Beginning in 2016, the Company has reported Adjusted Gross Margin, Adjusted Net Income and Adjusted EPS to normalize results for comparison purposes. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted Net

Income and Adjusted Diluted Net Income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets and (iv) share-based compensation. Reconciliations of GAAP net income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income and Adjusted Diluted Net Income per share for the three months and nine months ended September 30, 2016 and 2015 appear in the tables below.
The Company's Adjusted EBITDA for the three months ended September 30, 2016, was approximately $11.4 million which is a reduction of $(0.4) million as compared to the three months ended September 30, 2015. The reduction was attributable to increased investments in support of growth of the business compared to the prior year. The Company's Adjusted EBITDA for the nine months ended September 30, 2016, was approximately $30.5 million which is a reduction of $(0.6) million as compared to the nine months ended September 30, 2015. The reduction was attributable to increased investments in support of growth of the business compared to the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Per GAAP)	$3,321	$6,551	$6,493	$16,068

Add back:
Income taxes	1,295	158	2,984	527
One time costs incurred in connection with acquisition	237	—	1,088	—
One time inventory costs incurred in connection with acquisition	247	—	1,578	—
Other interest (income) expense, net	87	5	254	18
Depreciation expense	838	470	2,394	1,247
Amortization of intangible assets	631	234	1,889	699
Share-based compensation	4,701	4,378	13,826	12,564
Adjusted EBITDA	$11,357	$11,796	$30,506	$31,123

Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross Margin (Per GAAP)	$56,432	$44,036	$151,801	$120,244

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	247	—	1,578	—
Gross Margin before Amortization of inventory fair value step-up	$56,679	$44,036	$153,379	$120,244
Adjusted Gross Margin	88.0%	89.8%	87.6%	88.8%

Reconciliation of "Adjusted Net Income" and "Adjusted Diluted Net Income" per share defined as Net Income less Amortization, One Time Costs and Share-Based Compensation (in thousands, except share and per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Per GAAP)	$3,321	$6,551	$6,493	$16,068

Non-GAAP Adjustments:
Tax rate normalization*	(539)	(2,662)	(901)	(6,450)
One time costs incurred in connection with acquisition	237	—	1,088	—
One time inventory costs incurred in connection with acquisition	247	—	1,578	—
Amortization of intangible assets	631	234	1,889	699
Share - based compensation	4,701	4,378	13,826	12,564
Estimated income tax impact from adjustments	(2,384)	(1,939)	(7,686)	(5,576)
Adjusted Net Income	$6,214	$6,562	$16,287	$17,305
Adjusted Diluted Net Income per share	$0.06	$0.06	$0.15	$0.15
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,361,179	114,556,036	112,193,701	114,110,120
*Assumes a normalized tax rate of 42% for 2015 and 41% for 2016.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at September 30, 2016, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased under publicly announced plan(b)	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining July 1, 2016					$10,756,012

July 1, 2016 - July 31, 2016	143,621	$7.48	116,964	$874,431	$9,881,581

August 1, 2016 - August 31, 2016	656,400	$7.44	656,400	$4,884,196	$4,997,385

September 1 - September 30, 2016	151,143	$7.08	150,000	$1,061,596	$3,935,789

Total for the quarter	951,164		923,364	$6,820,223

(a) Shares repurchased during the quarter include 27,800 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2016. In December 2014, the Board increased the authorization to a total of $20 million and further increased the authorization in 2015 to a total of $60 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The above table sets forth information regarding the purchases of the Company’s equity securities made under the repurchase program during the quarter prior to brokerage commissions of approximately $28,000.
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

3.6		Bylaws of MiMedx Group, Inc. (incorporated by reference to Exhibit 3.2 filed with Registrant's Form 8-K filed on April 2, 2008)
3.7		Amendment to the Bylaws of MiMedx Group, Inc. adopted by the Board of Directors on May 11, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K filed on May 14, 2010)
31.1 #		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request
*	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2016
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)