Form 10-K/A
period 2015-12-31
MIMEDX GROUP, INC.
filed 2017-02-22
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
There were 107,810,490 shares of Common Stock outstanding as of February 10, 2016.

EXPLANATORY NOTE

The sole purpose of this amendment is to file to correct the typographical date error in the attestation report dated February 29, 2016 from Cherry Bekaert LLP, our independent registered public accounting firm, that was included in the Form 10-K for the year ended December 31, 2015. The report included in the original Form 10-K filing included the typographical date error in the body of the report, which referenced internal control over financial reporting as of December 31, 2014, rather than December 31, 2015. As part of this amendment and as required, we are refiling "Item 8. Financial Statements and Supplementary Data" in its entirety. Other than correcting the typographical date error in the Report of Independent Registered Public Accounting Firm, we have made no changes to Item 8 or the remainder of the Form 10-K.

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

In our opinion, MiMedx Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

February 22, 2017	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer