Form 10-K
period 2016-12-31
MIMEDX GROUP, INC.
filed 2017-03-01
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2016, based upon the last sale price of the shares as reported on the NASDAQ on such date, was approximately $787,686,000.
There were 108,840,839 shares of Common Stock outstanding as of February 15, 2017.
Documents Incorporated by Reference
Portions of the proxy statement relating to the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
Item 1. Business
Overview
MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human placental tissue, skin and bone.  "Innovations in Regenerative Biomaterials" is the framework behind our mission to provide physicians with innovative products that help the body heal itself.  MiMedx is the leading global supplier of amniotic tissue products, having supplied over 700,000 allografts to date in Wound Care, Burns, Surgery, Orthopedics, Spine, Sports Medicine, Ophthalmology and Dentistry.

Through our donor program, a mother who is scheduled to deliver a healthy full-term baby via Caesarean section can elect to donate her placental tissue in lieu of having it discarded as medical waste.  MiMedx’s procurement network collects the donated human placental tissue which is converted into safe, effective and sterile product at our fully integrated manufacturing facility utilizing our proprietary PURION® Process.

Our biomaterial platform technologies include AmnioFix®, EpiFix®, OrthoFlo, Physio®, and CollaFix™.  AmnioFix and EpiFix are our tissue technologies for homologous use processed from human amniotic membrane derived from donated placental tissue. OrthoFlo is our amniotic fluid-derived allograft for homologous use.  Physio is a bone grafting material comprised of 100% bone tissue with no added carrier. CollaFix is the next technology platform we plan to commercialize. It is derived from collagen fiber technology designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.  CollaFix is the only known biological, biodegradable, biomimetic technology that matches human tendon in strength and stiffness.

Our strategic plan aims to provide a more balanced revenue mix and expands our Surgical, Sports Medicine and Orthopedics offerings to include the treatment of joint, ligament and tendon pain in the physician’s office.

Our History
Our current business began on February 8, 2008, when Alynx, Co., our predecessor company, acquired MiMedx, Inc., a Florida-based, privately-held, development-stage medical device company, the assets of which included licenses to two development-stage medical device technology platforms- HydroFix® and CollaFix.  On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed on February 28, 2008, for purposes of the merger.  MiMedx Group, Inc. was the surviving corporation in the merger. In 2010, we commercialized the first medical device product using our HydroFix technology. In 2011 and 2012, we launched additional versions of our HydroFix product line.  In January 2011, the Company acquired all of the outstanding equity interests of Surgical Biologics, LLC (“Surgical Biologics”).  The acquisition of Surgical Biologics expanded our business by adding allografts and other products processed from human amniotic membrane to our existing medical device product lines based on our HydroFix technology.  In 2013, we changed the name of Surgical Biologics to MiMedx Tissue Services, LLC. Due to the relatively small size of the addressable market for our HydroFix product line, we decided to discontinue that product line in the fourth quarter of 2013. Although we have yet to commercialize any products using our CollaFix technology, we continue to believe that technology presents a significant opportunity in the orthopedic and sports medicine markets.
On January 13, 2016, we acquired all of the outstanding common stock of Stability Inc. d/b/a Stability Biologics. The acquisition of Stability was effected by the merger of Stability Inc. into a newly created wholly owned subsidiary of the Company. The new subsidiary was the surviving company in the merger and was subsequently renamed Stability Biologics, LLC ("Stability"). We are working to improve Stability’s manufacturing processes and procedures and integrate its product offerings with our existing surgical, spine and orthopedics portfolio.
For financial information concerning our operating performance, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report and our Consolidated Financial Statements in Part II, Item 8 of this report.
Our Technology and Products
We are the leading supplier of allografts processed from amniotic tissue, having supplied over 700,000 allografts to date for application in Wound Care, Burns, Surgery, Orthopedics, Spine, Sports Medicine, Ophthalmology and Dentistry.  Our amniotic membrane products include our own brands, AmnioFix and EpiFix, as well as products that we supply on a private label or “OEM” basis.  We continue to research new opportunities for amniotic tissue, and currently have several additional offerings in various stages of conceptualization and development.

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

Published scientific studies show our proprietary technique for processing allografts from amniotic tissue preserves more of the natural characteristics of the tissue than the processes used by many of our competitors. We operate a licensed tissue bank that is registered as a tissue establishment with the United States Food and Drug Administration ("FDA").  We are an accredited member of the American Association of Tissue Banks (“AATB”).  We partner with physicians and hospitals to recover donated placental tissue.  After consent for donation is obtained, donors are screened for eligibility and the donated tissue is tested for safety in compliance with federal regulations and AATB standards on communicable disease transmission.  All donor records and test results are reviewed by our Medical Director prior to the release of the tissue for processing.
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
MiMedx is dedicated to providing easy to use, effective allografts that exceed customer expectations.  To better satisfy the requirements and expectations of our customers, we maintain strict controls on quality at each step of the process beginning at the time of procurement.  We have developed and implemented a Quality Management System in compliance with both FDA regulations and AATB standards.

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
AmnioFix
Our AmnioFix allografts are configured for internal use.  Currently, our AmnioFix product line consists of three main configurations, AmnioFix, AmnioFix Wrap and AmnioFix Injectable:

•	AmnioFix is provided in a sheet form. It is used to modulate inflammation, enhance healing and to minimize scar tissue formation. It has been used in spine, urology and general surgeries.

•	AmnioFix Wrap also is supplied in a sheet form and is configured for the same purposes as AmnioFix, but is optimized for use as a “wrap” for nerves, tendons or ligaments.

•
AmnioFix Injectable is supplied in micronized powder form used to reduce inflammation while enhancing healing.  AmnioFix Injectable has been used to treat conditions such as tendonitis, including plantar fasciitis, lateral epicondylitis, and medial epicondylitis, bursitis, strains and sprains.

EpiCord
EpiCord is a minimally manipulated, dehydrated, non-viable cellular umbilical cord allograft that provides a connective tissue matrix to replace or supplement damaged or inadequate integumental tissue.
AmnioCord
AmnioCord is a minimally manipulated, dehydrated, non-viable cellular umbilical cord allograft for homologous use that provides a protective environment for the healing process.
AmnioFill
AmnioFill is a minimally manipulated, non-viable cellular tissue matrix allograft that contains multiple extracellular matrix proteins, growth factors, cytokines, and other specialty proteins present in placental tissue to help enhance healing.
OEM Products
Currently, allografts for ophthalmic surgery and dental applications are sold on an OEM basis pursuant to agreements whereby we have granted third parties exclusive licenses to some of our technology for use in those fields in specified markets. As further discussed below, we also sell products on a non-exclusive OEM basis to Medtronic for spinal procedures and Zimmer Biomet for spine and orthopedic procedures.

OrthoFlo
OrthoFlo is a human tissue allograft that is derived from amniotic fluid. Amniotic fluid is the liquid contained within the amniotic sac during pregnancy, which protects, cushions, and enhances the mobility of the fetus, and modulates inflammation. Key elements of amniotic fluid include growth factors, carbohydrates, proteins, lipids, electrolytes, and hyaluronic acid. OrthoFlo is provided lyophilized.

CollaFix

Our CollaFix technology combines an innovative means of creating fibers from soluble collagen and a specialized cross-linking process and products from this platform are likely to be classified as medical devices.  Initial laboratory and animal testing shows that the cross-linked collagen fibers produce a very strong, biocompatible, and durable construct that can be transformed into biomechanical constructs intended to treat a number of orthopedic soft-tissue trauma and disease disorders. The technology is licensed from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. pursuant to an exclusive, world-wide license to practice and use the technology and to manufacture, have manufactured, market, offer for sale and sell products incorporating the technology. The license of the technology is perpetual, except that the license terminates on a country-by-country basis as to any patent or portion thereof included in the licensed technology upon the expiration of such patent or portion thereof in the applicable country. We are currently working to develop and commercialize products using our CollaFix technology and continue to evaluate how best to exploit this technology. We may license rights to specific aspects of our collagen technology to third parties for use in applications and indications that we choose not to exploit ourselves.
We are required to pay a royalty of 3% on all commercial sales revenue from the sale of products incorporating the licensed technology.  We also are obligated to pay a $50,000 minimum annual royalty payment over the life of the license.
Physio
Physio is a bone grafting material comprised of 100% bone tissue with no added carrier.
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
Patents and Patent Applications
Because of the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of this Form 10-K, we own 33 U.S. patents related to our amniotic tissue technology and products. Approximately, 80 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office and with various international patenting agencies.
Worldwide, our CollaFix and HydroFix technologies are protected with 45 and 14 issued patents, respectively. Additionally, in the U.S. and internationally, there are 30 patent applications pending covering our CollaFix technology.
The vast majority of our domestic patents covering our core amniotic tissue technology and products will not begin to expire until August of 2027.
See discussion below- “Risk Factors” under the heading “Risks Related to Our Intellectual Property.”

Market Overview

Domestic sales currently account for most of our revenue, and we are actively pursuing international expansion.  In the United States, Wound Care, Burns, Surgery, Orthopedics, Spine, Sports Medicine, Ophthalmology and Dentistry are our key

markets. For information on the amount of revenues attributed to our Wound Care products and our SSO products for the past three fiscal years, see the discussion of our results of operations in Item 7 of this Form 10-K.
Wound Care
The wound care market includes traditional dressings such as bandages, gauzes and ointments, which are used to treat non-severe wounds and advanced wound care products such as mechanical devices, advanced dressings and biologics, which are used to treat severe wounds or chronic wounds that have not appropriately closed after 45 weeks of treatment with traditional dressings.
In the United States in 2015, there were 6.5 million1 reported cases of patients suffering from a hard to heal wound with 3.0 million1 of these patients being a candidate for treatment with an advanced wound care product. Of these 3.0 million patients, MiMedx estimates that 1.4 million suffered from either a diabetic foot ulcer or a venous leg ulcer. The overall cost of treating chronic wounds is rising sharply and in the United States, the current annual estimated cost exceeds $25 billion1 dollars.
United States Wound Care Market 2015
Source: BioMedGPS LLC
Wound Biologics, which includes Skin and Dermal Substitutes, Topical Delivery/Drugs and Collagen/Active Dressings, is the largest segment of the Advanced Wound Care Market. In the United States in 2015, Wound Biologics sales reached $957 million1 with Skin and Dermal Substitute Products1 achieving sales of $587 million1. Skin and Dermal Substitute Products represent the largest segment of the Advanced Wound Care Market. In 2015, in the United States, there were 589,0001 applications of a Skin and Dermal Substitute Product accounting for treatment of approximately 200,0001 of the 3.0 million chronic non-healing wounds. Also in 2015, Amniotic Tissue replaced Xenograft1 as the largest product category in the Skin and Dermal Substitute Market.
In the United States, Skin and Dermal Substitute Market growth is expected to primarily be driven by (a) the aging population (b) the rising incidence of obesity, diabetes and other diseases that compromise blood flow and (c) acceleration in the shift away from using traditional wound care products to using advanced wound care products. We believe physician education and increased understanding of the benefits of new wound care technologies, supported by a growing library of Level 1 Scientific Evidence and the emergence of updated clinical practice guidelines that improve patient care and outcomes, will be the main drivers of this shift. MiMedx estimates that in 2020 the Domestic Skin and Dermal Substitute Market will reach sales of $1.1 billion with Amniotic Tissue capturing 49% market share up from 29%1 in 2014.
Traditional dressings such as bandages, gauzes and ointments currently represent the “standard of care” for treating chronic wounds such as diabetic foot ulcers, venous leg ulcers, pressure ulcers and arterial ulcers. If after four weeks of use, the wound has not responded appropriately to “standard of care” therapy, clinical research has shown that Advanced Therapy such as a Skin and Dermal Substitute should be introduced into the patient’s treatment plan. According to market data provided by BioMedGPS, MiMedx’s EpiFix is the current product of choice for physicians choosing to use a Skin and Dermal Substitute Product. EpiFix contains essential wound healing factors, extracellular matrix proteins and inflammatory mediators to help modulate inflammation, enhance healing, and reduce scar tissue formation and, unlike some competing technologies, is not limited to a specific wound type. EpiFix stores at ambient temperature for up to five years compared to certain cultured skin substitutes currently on the market that require cryogenic freezer storage and expire within days to months from time of processing. In addition, we market multiple sizes of EpiFix (from 1.5cm2 to 49cm2) which minimizes product waste and reduces the overall cost to closure when compared to former market leading products.
Surgical, Sports Medicine and Orthopedics
Our AmnioFix tissue allografts have been used to enhance healing in patients undergoing surgical procedures to help to reduce scar tissue formation in a variety of applications including, but not limited to, plastic surgery, general surgery, gynecological, urology, orthopedics, spine, and sports medicine.
AmnioFix can be used as a barrier membrane in procedures where scar tissue formation may be problematic. AmnioFix Wrap is applied by wrapping target tissues (ligaments, tendons, and or nerves) to create a barrier, which performs two functions: it acts as a neo-sheath to protect the target tissue and provides extracellular matrix proteins, cytokines and chemokines to enhance the wound healing process. AmnioFix provides additional benefits, including anti-inflammatory agents and growth factors that may assist with healing.
Spine/Orthopedics
There are approximately 1.47 million spinal surgeries per year2 and most of them potentially could use AmnioFix to reduce scarring and modulate inflammation during the primary procedure, which may reduce time during revisions or follow-up surgeries. A reduction of scar tissue is beneficial if the patient needs to have an additional surgical procedure in the future, as it may facilitate the re-access to the surgical site, as well as help with minimizing scar attachment to the spinal dura in spine surgery.  In addition to spinal surgeries, the AmnioFix offerings have been used in Arthoplasty (total joint replacement) of the knee, hip, shoulder, ankle, hand and elbow.
Sports Medicine
There are an estimated 90,0003 peripheral nerve injuries which require repair each year and an estimated 8.44 million patients who have tendinopathy associated with inflammation who potentially could benefit from our AmnioFix products. AmnioFix Wrap is a surgical implant that has multiple features desired by surgeons to support the repair and replacement of ligaments, tendons and repaired nerves. AmnioFix Injectable and AmnioFix Sports Med address the chronic sports/work soft tissue injury market, including but not limited to tennis elbow, golfers elbow, plantar fasciitis, tendonitis, bursitis and sprains.  Soft tissue injuries are often caused by either trauma or overuse of the affected area.  Micro-tears in the tissue form and become inflamed. Scar tissue may form and impede a full recovery.  Steroids are often used as a first line to help the patient cope with the pain and assist with recovery.  There are a number of patients who do not get relief with steroids or do not want to use steroids, and over-use of steroids can cause long-term damage to the tissue.  AmnioFix Injectable and AmnioFix Sports Med may be used to modulate inflammation and reduce scar tissue formation, while enhancing healing.

Physician Office Pain Management

OrthoFlo, AmnioFix Injectable and AmnioFix Sports Med address chronic pain caused by osteoarthritis or inflammation of and/or damage to a ligament or tendon. After oral non-habit forming pain medication fails to relieve a patient's pain, injecting medicine into the affected joint, ligament or tendon is the next most common treatment option to help a patient cope with their pain. In the United States in 2015, 14.9 million1 injections were performed to treat pain in the shoulder, spine, foot, ankle, knee, and elbow The majority of these injections were into the knee (7.8 million1) and elbow (3.2 million1) with steroid (85%1) being the most commonly injected product.

Source: BioMedGPS LLC

Because a number of patients do not get relief from steroid injections or do not want to use steroids given their potential to damage human tissue, the pain market is searching for new products that are as effective as steroid in treating these patients but safer. MiMedx OrthoFlo, AmnioFix Injectable and AmnioFix Sports Med lubricate, modulate inflammation and reduce scar tissue formation, while enhancing healing, and are being investigated as potential product candidates for this market.

Market overview numbers derived from the following sources:

1.	BioMedGPS SmartTRAK Business Intelligence

2.	iData 2012, U.S. Market for Spinal Implants

3.	Stabenfeldt, SE, Garcia, AJ, LaPlaca, MC. Thermoreversible laminin-functionalized hydrogel for neural tissue engineering. J of Bio Materials Research. Part A, 2006. 77: p. 718-725

4.	Millenium 2013, clinical articles and management internal estimates

5.
Sheehan P., Jones P., Caselli A., Giurini JM., Veves A. Percent change in wound area of diabetic foot ulcers over a 4-week period is a robust predictor of complete healing in a 12-week prospective trial. Diabetes Care 2003;26:1879-1882 [PubMed]

Marketing and Sales
As of February 2017, our field sales force is comprised of approximately 320 sales professionals who call on hospitals, wound care clinics, physician offices and federal health care facilities such as Department of Veterans Affairs and Department of Defense Hospitals. Our direct sales force focuses on the Wound Care market and the SSO (Surgical, Sports Medicine and Orthopedics) market, though, on the SSO side, we have continued to maintain a network of independent sales agents and distributors to sell sports medicine and orthopedic spine specialties lines.
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
Reimbursement
A significant portion of our products are purchased for U.S. Government accounts, which do not depend on reimbursement from third parties.  With the exception of Government accounts, most users of our products are physicians, hospitals or ambulatory surgery centers that rely on reimbursement by third-party payers.  Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. In the U.S., such payers include U.S. Governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.  Governmental payment programs have prescribed coverage criteria and reimbursement rates for medical products, services and procedures. Similarly, private third-party payers have their own coverage criteria and negotiate payment levels for medical products, services and procedures.  In addition, in the U.S., an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the products and services that a member receives.
EpiFix Sheet Products and EpiCord
Medicare Coverage
By far, the largest third party payer in the United States is the Medicare program, which is a federally-funded program that provides healthcare coverage for senior citizens and the disabled. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS). The CMS has appointed eight Medicare Administrative Contractors (MACs), which are private insurance companies that serve as agents of the CMS in the administration of the Medicare program, including making coverage decisions and paying claims for the designated Medicare jurisdiction. Each MAC has its own standards and process for determining coverage and reimbursement for a procedure or product. Private payers often follow the lead of Governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful coverage and reimbursement for a new product by the private payer.
The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by the CMS, as well as the agency’s regulatory coverage and reimbursement determinations. Ultimately, however, each of the MACs determine whether and on what conditions they will provide coverage for the product. Such decisions are based on their assessments of the science and efficacy of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to provide data to the MACs, as well as other payers, in order to demonstrate the efficacy and clinical effectiveness of our EpiFix sheet products. As of the date of this report, our EpiFix sheet products are eligible for coverage by all eight of the Medicare Contractors.
For Medicare reimbursement purposes, our EpiFix sheet products are classified as “skin substitutes.” Current reimbursement methodology varies between the hospital outpatient department (HOPD) and ambulatory surgery center (ASC) setting versus the physician office. Our EpiFix sheet allografts come in many sizes to appropriately fit the size of the patient’s wound. Some competitive products come in one size only with the product size significantly larger than the wounds they are used to treat. The provider has to cut these products to fit the wound size, with the rest of the product discarded, and, therefore, wasted. Formerly, reimbursement for these products was based on the size of the graft and the Medicare payment for these grafts was costly. In 2014, CMS implemented a new reimbursement methodology in the HOPD and ASC, in part to combat this wastage. Currently, skin substitutes are reimbursed under a “packaged” or “bundled” methodology along with the related application procedure under a two-tier payment system. Thus, in the HOPD setting, providers receive a single payment that reimburses for the application of the product as well as the product itself. CMS also classifies skin substitutes into low cost or high cost groups, based on a weighted per square centimeter average. In 2016, the weighted average mean unit cost to determine the high and low cost group was $25 per sq. cm. The national average packaged rate was $1,371 in 2014, $1,407 in 2015, $1,411 in 2016, and $1,427 in 2017. All skin substitute products administered in the HOPD setting are bundled except for those that have been approved by CMS for pass-through status. This "bundled" payment structure applies only to the HOPD and ASC settings.

Currently, providers that administer EpiFix allografts and other skin substitutes in the physician office setting are reimbursed based on the size of the graft, computed on a per square centimeter basis. The payment rate is calculated using the manufacturer’s reported average sales price (ASP) submitted quarterly to CMS. This payment methodology applies only to physician offices. The Medicare payment rates are updated quarterly based on this ASP information. The skin substitute Medicare payment rate established by statute is ASP plus 6%.
We believe the current payment methodology in the physician office setting at ASP plus 6%, coupled with our success in gaining payer coverage with Medicaid and commercial payers will provide us with opportunities to increase our market share in 2017.
Beginning April 1, 2013 Medicare payments for all items and services, including EpiFix sheet products, have been reduced by 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240. This sequestration is subject to change with the new administration, and is currently under review.
In January 2017, EpiCord was included in the CMS Q Code, Q4131, which is also the Q code specified for EpiFix.
Private Payers
We continue to devote considerable resources to clinical trials to support coverage and reimbursement of our products and have confirmed an increasing number of private payers that reimburse for EpiFix in the physician office, the HOPD, and the ASC settings.   Coverage and reimbursement varies according to the patient’s health plan and related benefits.   More than 800 health plans currently provide coverage for EpiFix for the treatment of Diabetic Foot Ulcers (DFUs). Venous Leg Ulcers (VLUs) are also covered by a series of payers.  At the close of 2016, we reported coverage of over 298 million lives, including all of the Medicare MACs, and over 36 State Medicaid plans. We have established and continue to grow a reimbursement support group to educate and assist providers and patients with regard to reimbursement for our products.
Hospital Use
EpiFix products administered in the hospital setting are bundled when submitted as part of the hospital’s claim under a diagnosis-related group (DRG).  In these cases, we continue to educate the hospital that the product is both efficacious, resulting in positive healing outcomes and a reduced length-of-stay, as well as cost-effective.
AmnioFix Sheet Products
Our AmnioFix surgical products are also bundled under a DRG as part of a hospital’s claim related to the length-of-stay.  As noted above, with respect to EpiFix, the ability to sell products in the hospital market is dependent upon demonstrating to the hospital that the product’s efficacy results in positive healing outcomes, provides the potential for a reduced length-of-stay, and is cost-effective.
EpiFix and AmnioFix Micronized Products
Currently, our micronized products are available for coverage by only a limited number of commercial and state Medicaid plans.
Other Products
There is currently no specific third-party reimbursement available for OrthoFlo, AmnioCord, AmnioFill or Physio, except to the extent such products are bundled as part of a hospital’s claim under a DRG.
See discussion below- “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”
Customer Concentration
We have significant sales to Government accounts. Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, are made through a distributor relationship with AvKARE, Inc. ("AvKARE") which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) contractor. The Company's agreement with AvKARE expires, subject to certain for-cause termination rights, on June 30, 2017. The Company may also elect to terminate the agreement without cause and pay a termination fee to AvKARE as specified in the agreement. Upon termination of the agreement, the parties may mutually agree to extend the agreement or the Company has an obligation to repurchase AvKARE’s remaining inventory, if any, within ninety (90) days in accordance with the terms of the agreement. At the end of the term, the parties expect AvKARE’s inventory to be minimal, based upon AvKARE's obligation to use commercially reasonable efforts to achieve target sales levels over the remaining term of the agreement.

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
We compete in multiple areas of clinical treatment where regenerative biomaterials may be employed to modulate inflammation, enhance healing and reduce scar tissue formation: advanced wound care treatment, spine, orthopedic, surgery and sports medicine. The EpiFix product line is promoted primarily for external use such as advanced wound healing, while the AmnioFix products are positioned for healing of surgical wounds and have been used in spine, orthopedics, surgical and sports medicine applications.

Advanced wound care therapies employ technologies to aid in wound healing in cases where the healing has stalled or stopped. The primary competitive products in this space include other amniotic membrane allografts, tissue-engineered living skin equivalents, and porcine- or bovine-derived collagen matrix products, among others. In 2016, our main competitor was Organogenesis, Inc., the manufacturer of Dermagraft®, Apligraf® and PuraPly®. These products are tissue-engineered living skin equivalents that require special shipping and/or storage in freezers. The Organogenesis products also come in only one large size each, which is significantly larger than the median wound size for the wounds they are used to treat, resulting in a high cost product, much of which is wasted. We have competed effectively against Dermagraft and Apligraf based on clinical efficacy, cost effectiveness, ease of use and storage of our products. Other smaller competitors include the Osiris Therapeutics, Inc. product Grafix® and other single-layer amnion products.

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
If an HCT/P meets all the above criteria, no FDA review for safety and effectiveness under a drug, device, or biological product marketing application is required. We believe that our amniotic tissue allografts are 361 HCT/Ps, including the micronized versions of EpiFix and AmnioFix.
However, on August 28, 2013, the FDA issued an Untitled Letter alleging that our micronized amniotic tissue allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market those micronized products. Since the issuance of the Untitled Letter, we have been in discussions with the FDA to communicate its disagreement with the FDA's assertion that our allografts are more than minimally manipulated. To date, the FDA has not changed its position that our micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. We continue to market the micronized products but are also pursuing the Biologics License Application (“BLA”) process for certain of our micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. We submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing HCT/ P regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound.

On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." We submitted comments on this Homologous Use draft guidance as well. On September 12 and 13, 2016, the FDA held a public hearing to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company awaits further decision from FDA on the draft guidances, but anticipates this will be a lengthy process.

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
Generally, clinical trials are conducted in three phases, though the phases may overlap or be combined. Phase I trials typically involve a small number of healthy volunteers and are designed to provide information about the product safety and to evaluate the pattern of drug distribution and metabolism within the body. Phase II trials are conducted in a larger but limited group of patients afflicted with a particular disease or condition in order to determine preliminary efficacy, dosage tolerance and optimal dosing and to identify possible adverse effects and safety risks. Dosage studies are designated as Phase IIA and efficacy studies are designated as Phase IIB. Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients who have a particular disease or condition in order to provide statistically valid proof of efficacy, as well as safety and potency. In some cases, the FDA will require Phase IV, or post-marketing trials, to collect additional data after a product is on the market. All phases of clinical trials are subject to extensive record keeping, monitoring, auditing, and reporting requirements. As indicated above, the Company is pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.  On July 22, 2014, we filed our first IND application with the FDA. In response to the IND application, the FDA agreed we had sufficient data to begin a Phase IIB clinical trial of our micronized product for a specified indication of use in anticipation of a BLA, which we expect to submit at a future date.  The clinical trial was initially powered to enroll approximately 150 patients in 10 - 20 clinical sites in the U.S. We initiated the trial in March of 2015, and have now nearly completed the study, with 13 sites currently enrolling out of a total of 20 engaged.  We submitted an Annual Report and Interim Analysis Report to FDA on October 22, 2016.  If the endpoint change is accepted by FDA, no additional subjects would be required to complete the enrollment phase of study. Enrollment is otherwise scheduled to be completed within the second quarter of 2017. Preliminary safety information, including laboratory testing in a cohort of participants, continues to demonstrate safety of the product in standard use. The Company anticipates moving ahead with a Phase III filing within the second quarter of 2017.
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
In addition to the numerous published scientific studies, our allograft is the first and only dHACM product to meet the requirements of the USP (United States Pharmacopeia) Monograph for amniotic membrane allografts. This monograph includes both EpiFix and AmnioFix sheet products, and is the culmination of several years of work to define specifications, review, and test those specifications to ensure they accurately define the dHACM product with high manufacturing standards.

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
Employees
As of December 31, 2016, we had approximately 690 employees.  We consider our relationships with our employees to be satisfactory.  None of our employees is covered by a collective bargaining agreement.
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
Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change, and could be significantly affected by new product introductions. In addition, consolidation in the healthcare industry continues to lead demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations or financial condition. The presence of this competition in our market may lead to pricing pressure, which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.
Rapid technological change could cause our products to become obsolete and if we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.
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
We plan to enhance and broaden our product offerings in response to changing customer demands and competitive pressure and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate physician and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•	demonstrate the safety and efficacy of new products; and

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements.
If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
Our products are dependent on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.
The success of our human tissue products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The processing of human tissue into our products is very labor-intensive and it is therefore difficult to maintain a steady supply stream. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process as well as our own reputation in the industry. The challenges we may face in obtaining adequate supplies of human tissue involve several risks, including limited control over availability, quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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
We have significant sales to the Government (whether we are selling our products directly to Government Accounts or through our current or another distributor ). Any disruption of our products on the FSS or a change in the way the Government purchases products like ours or the price it is willing to pay for our products, could materially and adversely affect our business, results of operations and financial condition.
In order to grow revenues from certain of our products, we must expand our relationships with distributors and independent sales representatives, whom we do not control.
We derive significant revenues through our relationships with distributors and independent sales representatives, though, other than our distributor for Government accounts, no one distributor comprised over 5% of our revenues.  If such relationships were terminated for any reason, it could materially and adversely affect our ability to generate revenues and profits.  Because the independent distributor often controls the customer relationships within its territory, there is a risk that if our relationship with the distributor ends, our relationship with the customer will be lost. Also, because we do not control a distributor's field sales agents, there is a risk we will be unable to ensure that our sales processes, compliance, and other priorities will be consistently communicated and executed by the distributor. If we fail to maintain relationships with our key distributors, or fail to ensure that our distributors adhere to our sales processes, compliance, and other priorities, this could have an adverse effect on our operations.
We intend to obtain the assistance of additional distributors and independent sales representatives to continue our sales growth with respect to certain of our products.  Our success is partially dependent upon our ability to retain and motivate our distributors, independent sales agencies, and their representatives to sell our products in certain territories. They may not be successful in implementing our marketing plans. Some of our distributors and independent sales agencies do not sell our products exclusively and may offer similar products from other companies. Our distributors and independent sales agencies may terminate their contracts with us, may devote insufficient sales efforts to our products, or may focus their sales efforts on other products that produce greater commissions for them, which could have an adverse effect on our operations and operating results. We also may not be able to find additional distributors and independent sales representatives who will agree to market and/or distribute those products on commercially reasonable terms, if at all.  If we are unable to establish new distribution and independent sales representative relationships or renew current distribution and sales agency agreements on commercially acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.
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
In the course of conducting our business, we must adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation could suffer and our business could be adversely impacted.
The formation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
Physician-Owned Distributorships ("PODs") are medical product distributors that are owned, directly or indirectly, by physicians. These physicians derive a proportion of their revenue from selling or arranging for the sale of medical products for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical products. The Office of Inspector General (OIG) of the Department of Health & Human Services has issued a Special Fraud Alert on PODs, indicating that they are inherently suspect under the anti-kickback statute.
We do not directly sell to or distribute any of our products through PODs. The number of PODs in the industry may continue to grow as economic pressures increase throughout the industry, as hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, search for ways to increase their incomes. These companies and the physicians who own, or partially own, them have significant market knowledge and access to the physicians who use our products and the hospitals that purchase our products, and growth in this area may reduce our ability to compete effectively for business from physicians who own such distributorships.
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

We are actively seeking to expand into foreign markets. Managing a global organization is difficult, time consuming, and expensive. Conducting international operations subjects us to risks that could be different than those faced by us in the United States. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign govermental trade, import and export and customs regulations and laws, including but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons.

Compliance with these regulations and law is costly, and failure to comply with applicable legal and regulatory obligations could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

Other risks inherent in operating in foreign jurisdictions include:

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	lack of stringent protection of intellectual property;

•	obstacles to obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws;

•	potentially adverse tax consequences and the complexities of foreign value-added tax systems;

•	adverse changes in tariffs and trade restrictions;

•	differing multiple payer reimbursement regimes, government payers or patient self-pay system;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

•	increased financial reporting burdens and complexities; and

•	political, social, and economic instability abroad.

These risks may limit or disrupt our expansion, restrict the movement of funds or result in the deprivation of contractual rights or the taking of property by nationalization or expropriation without fair compensation. Operating in international markets also requires significant management attention and financial resources.

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

Our future capital needs are uncertain and we may need to raise funds in the future, and such funds may not be available on acceptable terms or at all.

Continued expansion of our business will be expensive and we may seek funds from public and private stock offerings, borrowings under our existing or future credit facilities or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and commercializing new products or technologies;

•	the cost of obtaining and maintaining regulatory approval or clearance of certain products and products in development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with our planned international expansion;

•	the costs associated with capital expenditures; and

•	unanticipated general and administrative expenses.

As as result of these factors, we may seek to raise capital, and such capital may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise capital, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to use. If we cannot raise capital on acceptable terms, we may not be able to develop to enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressure, changes in our supplier relationships, or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals, which could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our reputation, business or stock price.

In reviewing the Company's tax accounting in preparation for filing this Form 10-K, our management identified a deficiency in our internal control over financial reporting. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting related to our accounting for income taxes. As described under “Item 9A - Controls and Procedures,” as a result, our management has concluded that internal control over financial reporting was not effective as of December 31, 2016.  This was identified during the audit process prior to preparation of the Company's financial statements and,therefore did not result in a material misstatement of the Company’s annual financial statements for the year ended December 31, 2016 or any of our previously issued annual or interim consolidated financial statements.

Although we have developed and are implementing a plan to remediate this material weakness, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

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
In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.
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
We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets, proprietary or confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Some of our employees were previously employed at other medical device, pharmaceutical or tissue companies. We may also hire additional employees who are currently employed at other medical device, pharmaceutical or tissue companies, including our competitors. Additionally, consultants or other independent agents with which we may contract may be or have been in a contractual arrangement with one or more of our competitors.  Although no claims are currently pending, we may be subject to claims that we, our employees, or our independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.  If we fail to defend such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not continue, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to market existing or new products, which could severely harm our business.
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

See "Government Regulation" in Item 1 for a discussion of 361 HCT/Ps and the FDA's position on our products. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 10% of the Company's revenues in 2016.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may run afoul of one or more of the requirements.
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
We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing. Certain of our products require clearance or approval by the FDA. However, such clearance or approval does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected.
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
The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future.  The market price of our common stock could be impacted by a variety of factors, including:

·	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

·	Our ability to successfully launch, market and earn significant revenue from our products;

·	Our ability to obtain additional financing to support our continuing operations;

·	Disclosure of the details and results of regulatory applications and proceedings;

·	Changes in Government regulations or our failure to comply with any such regulations;

·	Additions or departures of key personnel;

·	Our investments in research and development or other corporate resources;

·	Announcements of technological innovations or new commercial products by us or our competitors;

·	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

·	The timing of new product introductions;

·	Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;

·	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

·	Our ability and the ability of our distribution partners to market and sell our products;

·	Changes in reimbursement for our products or the price for our products to our customers;

·	Removal of our products from the Federal Supply Schedule, or changes in how Government accounts purchase products such as ours or in the price for our products to Government accounts;

·	Material amounts of short-selling of our common stock; and

.	The other risks detailed in this Item 1A.
Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter.  These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  In addition, the stock market and certain of the indices on which we are included has been very volatile in the recent past.  This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.
Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.
At this time, six securities analysts provide research coverage of our common stock.  However, there is no assurance that these analysts will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.  Rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 among the SEC, other regulatory agencies, and a number of investment banks led to a number of fundamental changes in how analysts are reviewed and compensated.  In particular, many investment banking firms are required to contract with independent financial analysts for their stock research.  If securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect its actual and potential market price.  The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business.  If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly.  If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.  This could have a negative effect on the market price of our shares.
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
We are currently, and may in the future be, subject to other claims and lawsuits that could cause us to incur significant legal expenses and result in harm to our business.
We, as well as certain of our officers and sales representatives, are subject to claims or lawsuits from time to time. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses and could divert management's time and other resources. In addition, the volatility in our stock price may make us more vulnerable to future class action litigation.
The Audit Committee of our Board of Directors engaged outside counsel to conduct an investigation that generally included a review of whether or not we have properly recognized revenue arising out of claims of former employees with whom we are currently in litigation. See Item 3 - Legal Proceedings for a discussion of the litigation. To date, we have incurred significant expense related to legal, accounting, and other professional services in connection with the investigation and related matters, and may continue to incur significant additional expenses with regard to these matters. The expenses incurred, and expected to be incurred, on the investigation, and the diversion of the attention of the management team that has occurred, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.
As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Any future such investigations or additional lawsuits may adversely affect our business, financial condition, results of operation and cash flows. Any adverse judgment in or settlement of any pending or any future litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.
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

Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease approximately 80,000 square feet of office, laboratory, tissue processing and warehouse space.  We also lease (a) approximately 21,000 square feet for a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space; and (b) approximately 26,000 square feet of additional office space in Marietta, Georgia. In addition, Stability leases approximately 3,000 square feet for its corporate offices in Nashville, Tennessee and approximately 15,000 square feet in San Antonio, Texas which consists of its tissue processing center.

Item 3. Legal Proceedings
Former Employee Litigation

On December 13, 2016, the Company filed lawsuits against former employees Jess Kruchoski (in the lawsuit styled MiMedx Group, Inc. v. Academy Medical, LLC, et. al. in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Action”)) and Luke Tornquist (in the lawsuit styled MiMedx Group, Inc., v. Luke Tornquist in the Superior Court for Cobb County, Georgia, which was removed to the United States District Court for the Northern District of Georgia (the “Georgia Action”)).  Both the Florida and Georgia Actions assert claims against Messrs. Kruchoski and Tornquist that each of them violated their restrictive covenants entered into with the Company, that each of them misappropriated trade secrets of the Company, that each of them tortiously interfered with contracts between the Company and its customers and employees, and that each of them breached his duty of loyalty owed to the Company, among other claims.

On December 15, 2016, Messrs. Kruchoski and Tornquist filed a lawsuit in the United States District Court of Minnesota (the “Minnesota Action”) against the Company and the Company’s Chairman and Chief Executive Officer, Parker Petit. The plaintiffs in this lawsuit each claimed that their employment with the Company was terminated in retaliation for their complaints about the Company’s alleged business practices in violation of the Dodd-Frank Act, 15 U.S.C. § 78u-6(h); and was an unlawful discharge in violation of Minnesota Statutes Section 181.931 subdivision 1. Mr. Kruchoski also claimed that the termination of his employment with the Company constituted marital status discrimination and familial status discrimination in violation of the Minnesota Human Rights Act. Messrs. Kruchoski and Tornquist also claimed that Mr. Petit tortiously interfered with their employment relationships with the Company.

On January 26, 2017, the Company and Mr. Petit filed motions to dismiss the Minnesota Action.  In response, Messrs. Kruchoski and Tornquist voluntarily dismissed the Minnesota Action without prejudice on February 7, 2017. On February 7, 2017, Mr. Tornquist filed his Answer and Counterclaims in the Georgia Action wherein he asserted claims similar to those he had asserted in the Minnesota Action, with the exception that he did not include a claim of tortious interference against Mr. Petit. On February 15, 2017, Mr. Kruchoski filed a new lawsuit in Georgia against MiMedx and Mr. Petit, making many of the same allegations in that suit as were made in the Minnesota suit, with the addition of claims against the Company and Mr. Petit for defamation.

The Company intends to vigorously pursue its claims asserted in the Florida and Georgia Actions and also to vigorously defend against the lawsuits and counterclaims asserted against them.

Patent Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

The Liventa Action

On April 22, 2014, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages (the "Liventa Action"). In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. Though the terms of the agreement are confidential, the parties have reached a settlement of the false advertising claims for an undisclosed sum. The patent infringement claims are still pending as described below.

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

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, Defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. Discovery is closed and we expect the case to go to trial in 2017.

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

The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action"). The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the 8,709,494 patent (the "494" patent). Vivex answered the Company’s complaint and filed counterclaims of non-infringement and invalidity. On January 4, 2017, the Court granted a joint motion to stay the proceedings pending the outcome of the Bone Bank Action.

Pending IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases have challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "687" patent) and the '494 patent; while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

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

On July 10, 2015, the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. On July 7, 2016, the PTAB issued an opinion finding that the challenged claims, which relate to embossment and not configuration, were invalid for obviousness. The Company decided not to appeal the decision, as it impacted a non-core patent. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. On August 16, 2016, the PTAB issued an opinion finding that the challenged claims were unpatentable.  MiMedx has filed an appeal of the PTAB’s decision regarding the '437 patent.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for quotation on the OTC Bulletin Board on July 19, 2007.  Only a limited number of shares were traded after the approval of the quotation in July 2007.  The common stock was traded with the trading symbol of “AYXC.” Our common stock began trading under the symbol “MDXG” on April 2, 2008. On April 25, 2013, our common stock was approved for trading on the NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the range of high and low sale prices per share of common stock on NASDAQ for the fiscal years ended December 31, 2016 and 2015.

Year Ended December 31, 2016	High	Low
First Quarter	$9.25	$7.31
Second Quarter	9.19	6.66
Third Quarter	9.34	7.06
Fourth Quarter	9.99	7.85

Year Ended December 31, 2015	High	Low
First Quarter	$11.33	$7.92
Second Quarter	11.93	8.97
Third Quarter	13.20	8.52
Fourth Quarter	10.14	6.71

Based upon information supplied from our transfer agent, there were approximately 756 shareholders of record of our common stock as of February 15, 2017.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes an investment of $100.00 on December 31, 2011, in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index.

ASSUMES $100 INVESTED ON DEC. 31, 2011
ASSUMES NO DIVIDENDS
FISCAL YEAR ENDING DEC. 31, 2016

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total number of shares purchased under publicly announced plan (b)	Total Amount Spent Under the Plan During Each Period	Remaining Amount to be Spent Under the Plan
Total amount remaining October 1, 2016					$3,935,789

October 1, 2016 - October 31, 2016	18,202	$—	$—	$—	$3,935,789

November 1, 2016 - November 30, 2016	11,542	$—	$—	$—	$3,935,789

December 2016 increased spending authorization					6,000,000

December 1, 2016 - December 31, 2016	2,520	$—	$—	$—	$9,935,789

Total for the quarter	32,264	$—	$—	$—

(a) Shares repurchased during the quarter include 32,264 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31,
2017. In December 2014, the Board increased the authorization to a total of $20 million and further increased the authorization in 2015 to a total of $60 million. In December 2016, the Board further increased the authorization to a total of $66 million. In February 2017, the Board authorized a further increase of $20 million, which brings the total amount authorized to $86 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Item 6. Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Consolidated Financial Statements and notes in Item 8.

	As of December 31, in thousands
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$245,015	$187,296	$118,223	$59,181	27,054
Gross margin	212,608	167,094	105,558	49,853	21,865
Operating income (loss)	18,446	24,364	7,100	(2,639)	(5,355)
Net income (loss)	11,974	29,446	6,220	(4,112)	(7,662)
Net income (loss) per common share - basic	0.11	0.28	0.06	(0.04)	(0.09)
Net income (loss) per common share - diluted	$0.11	$0.26	$0.05	$(0.04)	$(0.09)

		As of December 31, in thousands
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$193,263	$135,913	$109,259	$84,694	$35,183
Working capital	75,806	69,533	67,272	55,781	13,072
Long term liabilities	9,531	1,148	1,526	1,518	10,158
Stockholders' equity	$133,000	$107,988	$89,329	$73,568	$20,007

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

Overview

MiMedx® is an integrated developer, processor and marketer of patent protected and proprietary regenerative biomaterial products and bioimplants processed from human placental tissue, skin and bone.  "Innovations in Regenerative Biomaterials" is the framework behind our mission to provide physicians with innovative products that help the body heal itself.  MiMedx is the leading global supplier of amniotic tissue products, having supplied over 700,000 allografts to date in Wound Care, Burns, Surgery, Orthopedics, Spine, Sports Medicine, Ophthalmology and Dentistry.

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

Change in purchasing procedure at Department of Veterans Affairs

In 2016, the Department of Veterans Affairs (“VA”) announced a change in its internal purchasing procedures.  Among other things, under the new directive, the VA would require internal pre-authorization by a warranted contracting officer for any implant purchases greater than $3,500, except for implants from VA-owned inventory or a consignment agreement negotiated by a VA contracting officer.  Different VA facilities interpreted the new directive differently, and also began implementing different portions of it at different times.  Numerous vendors to the VA, including the Company, have requested that the VA provide clarification to its facilities on the new policy in order to minimize disruption in patient care.

Critical Accounting Policies

We believe that of our significant accounting policies, which are described in Note 2 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity.
Revenue Recognition and Sales Returns, Discounts, and Allowances Accruals
We sell our products primarily through a combination of a direct sales force, independent stocking distributors and third - party representatives in the U.S. and independent distributors in international markets. We recognize revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We record revenues from sales to our independent stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Our stocking distributors do not have any contractual rights of return or exchange other than for defective product or shipping error; however, in limited situations, we do accept returns or exchanges at our discretion.
Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, are made through a distributor relationship with AvKARE, which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) contractor. The Company's agreement with AvKARE expires, subject to certain for-cause termination rights, on June 30, 2017. The Company may also elect to terminate the agreement without cause and pay a termination fee to AvKARE as specified in the agreement. Upon termination of the agreement, the parties may mutually agree to extend the agreement or the Company has an obligation to repurchase AvKARE’s remaining inventory, if any, within ninety (90) days in accordance with the terms of the Agreement. At the end of the term, the parties expect AvKARE’s inventory to be minimal, based upon AvKARE's obligation to use commercially reasonable efforts to achieve target sales levels over the remaining term of the agreement.
We continually evaluate new and current customers, including our stocking distributors, for collectability based on various factors including past history with the customer, evaluation of their credit worthiness, and current economic conditions. We only record revenue when collectability is reasonably assured. A portion of the Company’s revenue is generated from inventory maintained at hospitals or physician's offices.
We make estimates of potential future sales returns, discounts and allowances related to current period product revenue and these are reflected as a reduction of revenue in the same period revenue is recognized. We base our estimate for sales returns, discounts and allowances on historical sales and product return information, including historical experience and actual and projected trend information as well as projected sales returns based on estimated usage and contractual arrangements with AvKARE. These estimates have historically been consistent with actual results.
Goodwill and Impairment of Long-Lived Assets
Goodwill is the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is tested for impairment annually or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows. No goodwill impairment has been recognized during 2016, 2015 or 2014.
Other intangible assets include patents, trademarks, and purchased technology. Intangible assets with a definite life are amortized on a straight-line or accelerated basis, as appropriate, with estimated useful lives ranging from ten to fourteen years, and are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Refer to Note 8 to the consolidated financial statements in Item 8 for additional information. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. No impairments have been recognized during 2016, 2015 and 2014.

Fair Value Measurements
We record certain financial instruments at fair value, including: cash equivalents and contingent consideration.  We may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2016 we have not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
We also measure certain non-financial assets at fair value on a non-recurring basis.  These non-recurring valuations include evaluating assets such as long-lived assets, and non-amortizing intangible assets for impairment; allocating value to assets in an acquired asset group; and applying accounting for business combinations including related earn out liability.  We use the fair value measurement framework to value these assets and report the fair values in the periods in which they are recorded or written down.
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
The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity.  Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions.  Management’s assumptions could vary depending on the asset or liability valued and the valuation method used.  Such assumptions could include: estimates of prices, earnings, costs, earn out assumptions, actions of market participants, market factors, or the weighting of various valuation methods.  We may also engage external advisors to assist us in determining fair value, as appropriate.
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
Income Taxes
    We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8 for recently adopted accounting pronouncements.
Results of Operations for the year ended December 31, 2016, compared to the year ended December 31, 2015
Revenue
We recorded revenue for the year ended December 31, 2016 of $245.0 million, a $57.7 million or 30.8% increase over 2015 revenue of $187.3 million.
Wound Care revenue in 2016 was $184.0 million which represented a $42.9 million, or 30.4%, increase over 2015 revenue of $141.1 million. Surgical, Sports Medicine, and Orthopedics (SSO) revenue in 2016 was $61.0 million which represented a $14.8 million, or 32%, increase over 2015 revenue of $46.2 million.
The increase of $57.7 million in 2016 revenue as compared to 2015 includes approximately $21.1 million in volume from market share gains and market expansion as well as the addition of in excess of 1,600 new customers due to the increase of our direct sales force and new customers added as part of the acquisition of Stability Biologics. Overall pricing was $15.3 million favorable and was impacted by a continued shift from distributor to direct sales and product mix was $ 21.3 million favorable primarily due to the sale of new products including those from Stability Biologics.
We group our products into two categories: Wound Care and Surgical, Sports Medicine & Orthopedics (SSO) for purposes of the required disclosure under ASC 280-10-50-40. Sales for these product categories have been disclosed in Note 17. This grouping of products does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand our product categories. These groupings also do not meet the criteria under ASC 280-10-50-1 as separate segment.
Gross Margin
2016 gross margins were 86.8% as compared to 89.2% in 2015. Gross margins decreased due to the impact of one-time inventory costs incurred in connection with the Stability acquisition as well as lower than expected margins in bone and skin products acquired as part of the Stability acquisition, somewhat offset by favorable customer mix and improved manufacturing efficiencies in wound care and other SSO products.
Research and Development Expenses
Our research and development expenses increased approximately $3.6 million, or 42.9%, to $12 million in 2016, compared to approximately $8.4 million in the prior year. The increase is primarily related to increased investments in clinical trials, personnel costs, lab supplies, and consulting fees. We expect research and development expenses to remain in line with current spending on a percentage of sales basis moving forward.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for 2016 increased approximately $46.6 million, or 34.9%, to $180.0 million compared to $133.4 million for 2015. Selling expense increases were driven primarily by costs associated with the continued build of our direct sales organization for both the Wound Care and SSO markets, where headcount grew by 71 during the year, as well as increased commissions due to higher sales volume. General and administrative expense increases were driven primarily by costs associated with adding personnel to support continued growth including government affairs and other support areas as well as the addition of Stability Biologics personnel and associated costs. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation included in Selling, General and

Administrative for the years ended December 31, 2016 and 2015, was approximately $16.7 million and $15.8 million, respectively, an increase of approximately $0.9 million, or 5.7%. Amortization expense related to intangible assets increased approximately $1.2 million, or 133.3%, to $2.1 million for the year ended December 31, 2016, compared to $0.9 million in the prior year due to the acquisition of Stability. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.

Net Interest Expense
We recorded financing and net interest expense of approximately $339,000 during the year ended December 31, 2016, compared with approximately $86,000 of financing and net interest expense during the year ended December 31, 2015. The increase is due to the amortization of deferred financing costs incurred during 2016 related to our $50 million revolving credit facility and commitment and undrawn fees connected to our line of credit. See Note 9 in the consolidated financial statements in Item 8 for further details.
Results of Operations for the year ended December 31, 2015, compared to the year ended December 31, 2014
Revenue
The increase of $69.1 million in 2015 revenue as compared to 2014 includes approximately $81.2 million in volume from both existing customers as well as the addition of over 1,500 new customers due to the increase of our direct sales force, increased use of distributors, taking market share from other suppliers of wound care technologies, as well as market expansion due to the clinical and cost benefits of our EpiFix platform. Growth was also driven by expansion into several new surgical applications with our new AmnioFix platform. Overall pricing was ($17.4) million unfavorable driven by a change in reimbursement for Medicare patients treated in a hospital outpatient setting to a bundled payment system as well as increased sales to distributors. Product mix was favorable by $5.3M primarily due to the sale of new products. Wound Care revenue in 2015 grew by $47.5million, or approximately 51% as compared with 2014. SSO revenue in 2015 grew by $21.6 million, or approximately 88% compared with 2014.
Gross Margin
Gross Margin in 2015 was 89.2% versus 89.3% when compared to the prior year. The slight decrease is due to the expiration of pass through status of our wound care products for Medicare patients in hospital out-patient clinics and ambulatory surgery centers, product and customer sales mix , mostly offset by an increase in direct sales revenue and higher production rates that absorb a greater percentage of fixed manufacturing costs, and continued improvements in manufacturing efficiencies. SSO sales have lower gross margins than Wound Care sales, so we expect cost of sales as a percentage of revenue to increase as SSO sales become a larger percentage of total company sales.
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
Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization, and share-based compensation. Share-based compensation included in Selling, General and Administrative for the years ended December 31, 2015 and 2014, was approximately $15.8 million and $10.5 million, respectively, an increase of approximately $5.3 million, or 50%.

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
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of December 31, 2016 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$31	$29	$2	$—
Operating lease obligations	6,988	2,089	3,894	631	374
Software License	284	95	189	—
Meeting space commitments	1,662	643	1,019	—
	$8,965	$2,856	$5,104	$631	$374
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Liquidity and Capital Resources
Our net working capital at December 31, 2016, increased $6.3 million to $75.8 million from $69.5 million at December 31, 2015. The increase in working capital was primarily due to our revenue growth resulting in an increase in accounts receivable, mostly offset by cash used for share repurchases. The current ratio (current assets divided by current liabilities) decreased to 2.5 as of December 31, 2016, as compared to 3.6 at December 31, 2015.
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

December 31, 2016, there were no outstanding revolving loans under the facility and the Company was in compliance with all of its covenants.

For the twelve months ended December 31, 2016, in connection with the acquisition of Stability, the Company paid approximately $6 million in cash for the initial purchase price, paid off debt of approximately $1.8 million.
For the twelve months ended December 31, 2016, the Company repurchased 1,338,616 shares of its common stock for a purchase price of approximately $10,338,000, before brokerage commissions of approximately $40,000 bringing the total amount spent under the program to approximately $56,064,000 since inception. As of December 31, 2016, the Company had approximately $9,936,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, during the twelve months ended December 31, 2016, the Company repurchased 141,658 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
As of December 31, 2016, we had approximately $34.4 million of cash and cash equivalents.   We believe that our anticipated cash from operating activities, existing cash and cash equivalents and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Discussion of cash flows
Net cash from operations during the year ended December 31, 2016, increased approximately $7.0 million to $25.8 million, compared to $18.8 million from operating activities for the year ended December 31, 2015, and was primarily attributable to a smaller increase in accounts receivable as compared to the prior year's increase.
Net cash used for investing activities during the year ended December 31, 2016, increased approximately $11.0 million to $11.7 million compared to $0.7 million used in investing activities for the year ended December 31, 2015. The increase was primarily due to the acquisition of Stability.
Net cash flows used for financing activities during the year ended December 31, 2016, was approximately $8.2 million compared to $36.2 million during the year ended December 31, 2015. The decrease is primarily due to a decrease in share repurchases.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) interest income and expense, (iii) income taxes, (iv) one time acquisition related costs, (v) the effect of purchase accounting due to acquisitions and (vi) share-based compensation expense. Due to the impact of the acquisition of Stability in January 2016 and the release of the valuation allowance on the deferred tax asset on reported tax expense in 2015 on results, we have decided to provide additional adjusted non-GAAP measures to provide comparability of normal ongoing operating results. Beginning in 2016, we have reported Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per Share to normalize results for comparison purposes. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted Net Income and Adjusted Diluted Net Income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets and (iv) share-based compensation. Reconciliations of GAAP net income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income and Adjusted Diluted Net Income per share for the years ended December 31, 2016, 2015 and 2014 appear in the tables below (in thousands):

	Years Ended December 31
	2016	2015	2014
Net Income (Per GAAP)	$11,974	$29,446	$6,220

Add back (deduct):
Income taxes	6,133	(5,168)	832
One time costs incurred in connection with acquisition	1,088	—	—
One time inventory costs incurred in connection with acquisition	1,593	—	—
Other interest expense, net	339	86	48
Depreciation expense	3,333	1,799	1,197
Amortization of intangible assets	2,127	933	928
Share-based compensation	17,818	16,896	11,453
Adjusted EBITDA	$44,405	$43,992	$20,678
Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gross Margin (Per GAAP)	$212,608	$167,094	$105,558

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	1,593	—	—
Gross Margin before Amortization of inventory fair value step-up	$214,201	$167,094	$105,558
Adjusted Gross Margin	87.4%	89.2%	89.3%
Reconciliation of "Adjusted Net Income" and "Adjusted Diluted Net Income" per share defined as Net Income less Amortization, One Time Costs and Share-Based Compensation (in thousands, except share and per share data):

	Years Ended December 31,
	2016	2015	2014
Net Income (Per GAAP)	$11,974	$29,446	$6,220

Non-GAAP Adjustments:
Tax rate normalization*	(898)	(15,374)	(4,069)
One time costs incurred in connection with acquisition	1,088	—	—
One time inventory costs incurred in connection with acquisition	1,593	—	—
Amortization of intangible assets	2,127	933	928
Share - based compensation	17,818	16,896	11,453
Estimated income tax impact from adjustments	(9,335)	(7,495)	(8,605)
Adjusted Net Income	$24,367	$24,406	$5,927
Adjusted diluted net income per share	$0.22	$0.21	$0.05
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,441,709	113,628,482	113,295,504
*Assumes a normalized tax rate of 40% for 2016, 42% for 2015 and 70% for 2014.
Inflation

We do not believe that the rate of inflation has had a material effect on our operating results.  However, inflation could adversely affect our future operating results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Based on our lack of market risk sensitive instruments outstanding at December 31, 2016, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2016 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MiMedx Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MiMedx Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an adverse opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MiMedx Group, Inc.

We have audited MiMedx Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MiMedx Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design of the Company’s controls over the tax accounting related to an overstatement of an excess tax benefit which if undetected would have resulted in an understatement of income taxes payable. Specifically, management did not have adequate supervision and review of certain technical tax accounting performed by a third party tax specialist in 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 1, 2017, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MiMedx Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of MiMedx Group, Inc., and our report dated March 1, 2017, expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 1, 2017

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$34,391	$28,486
Short term investments	—	3,000
Accounts receivable, net	67,151	53,755
Inventory, net	17,814	7,460
Prepaid expenses	5,894	3,394
Other current assets	1,288	215
Total current assets	126,538	96,310
Property and equipment, net of accumulated depreciation	13,786	9,475
Goodwill	20,203	4,040
Intangible assets, net of accumulated amortization	23,268	10,763
Deferred tax asset, net	9,114	14,838
Deferred financing costs and other assets	354	487
Total assets	$193,263	$135,913
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,436	$6,633
Accrued compensation	12,365	15,034
Accrued expenses	10,941	4,644
Current portion of earn out liability	8,740	—
Income taxes	5,768	(67)
Other current liabilities	1,482	533
Total current liabilities	50,732	26,777
Earn out liability	8,710	—
Other liabilities	821	1,148
Total liabilities	60,263	27,925
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $0.001 par value; 150,000,000 shares authorized; 110,212,547 issued and 109,862,787 outstanding at December 31, 2016 and 109,467,416 issued and 107,361,471 outstanding at December 31, 2015	110	109
Additional paid-in capital	161,261	163,133
Treasury stock at cost: 349,760 shares at December 31, 2016 and 2,105,945 shares at December 31, 2015	(2,216)	(17,125)
Accumulated deficit	(26,155)	(38,129)
Total stockholders' equity	133,000	107,988
Total liabilities and stockholders' equity	$193,263	$135,913
 See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014

Net sales	$245,015	$187,296	$118,223
Cost of sales	32,407	20,202	12,665
Gross margin	212,608	167,094	105,558

Operating expenses:
Research and development expenses	12,038	8,413	7,050
Selling, general and administrative expenses	179,997	133,384	90,480
Amortization of intangible assets	2,127	933	928
Operating income	18,446	24,364	7,100

Other expense, net
Interest expense, net	(339)	(86)	(48)

Income before income tax provision	18,107	24,278	7,052
Income tax provision (expense) benefit	(6,133)	5,168	(832)

Net income	$11,974	$29,446	$6,220

Net income per common share - basic	$0.11	$0.28	$0.06

Net income per common share - diluted	$0.11	$0.26	$0.05

Weighted average shares outstanding - basic	105,928,348	105,929,205	105,793,008

Weighted average shares outstanding - diluted	112,441,709	113,628,482	113,295,504

See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balances, December 31, 2013	104,425,614	$104	$147,284	50,000	$(25)	$(73,795)	$73,568

Share-based compensation expense	—	—	11,453	—	—	—	11,453
Exercise of stock options	1,653,690	2	2,468	—	—	—	2,470
Exercise of warrants	1,242,416	1	1,112	—	—	—	1,113
Issuance of restricted stock	1,438,569	1	(1)	—	—	—	—
Shares issued for services performed	15,958	—	117	—	—	—	117
Stock repurchase	—	—	—	936,636	(5,612)	—	(5,612)
Net income	—	—	—	—	—	6,220	6,220
Balances, December 31, 2014	108,776,247	$108	$162,433	986,636	$(5,637)	$(67,575)	$89,329

Share-based compensation expense	—	—	16,896	—	—	—	16,896
Tax benefit of share-based compensation expense	—	—	7,757	—	—	—	7,757
Exercise of stock options	647,656	1	(9,792)	(1,573,225)	14,420	—	4,629
Exercise of warrants	—	—	(379)	(42,400)	425	—	46
Issuance of restricted stock	34,250	—	(14,547)	(1,940,009)	14,547	—	—
Shares Canceled / Forfeited	(2,058)	—	652	69,949	(652)	—	—
Shares issued for services performed	11,321	—	113	(5,172)	51	—	164
Stock repurchase	—	—	—	4,610,166	(40,279)	—	(40,279)
Net Income	—	—	—	—	—	29,446	29,446
Balances, December 31, 2015	109,467,416	$109	$163,133	2,105,945	$(17,125)	$(38,129)	$107,988

Share-based compensation expense			17,818				17,818
Tax benefit of share-based compensation expense			(424)				(424)
Exercise of stock options	243,928	—	(3,767)	(918,544)	7,261		3,494
Issuance of restricted stock	501,203	1	(17,546)	(2,210,879)	17,546		1
Restricted stock shares canceled/forfeited			2,503	377,317	(2,503)		—
Shares issued for services performed			6	(43,344)	340		346
Stock repurchase				1,338,616	(10,378)		(10,378)
Shares repurchased for tax withholding				141,658	(1,165)		(1,165)
Shares issued in conjunction with acquisition			(462)	(441,009)	3,808		3,346
Net income						11,974	11,974
Balances, December 31, 2016	110,212,547	$110	$161,261	349,760	$(2,216)	$(26,155)	$133,000
See notes to consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,974	$29,446	$6,220
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,333	1,799	1,197
Amortization of intangible assets	2,127	933	928
Amortization of inventory fair value step-up	1,485	—	—
Amortization of deferred financing costs	181	42	—
Share-based compensation	17,818	16,896	11,453
Change in deferred income taxes	(594)	(7,081)	—
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	(11,396)	(27,083)	(10,579)
Inventory	(2,837)	(2,327)	(1,252)
Prepaid expenses	(2,400)	(1,854)	(203)
Other current assets	(384)	(240)	—
Accounts payable	(3,665)	3,136	1,287
Accrued compensation	(2,669)	3,511	5,935
Accrued expenses	6,297	2,140	1,098
Income taxes	5,835	(519)	452
Other liabilities	723	8	266
Net cash flows from operating activities	25,828	18,807	16,802

Cash flows from investing activities:
Purchases of equipment	(6,269)	(5,827)	(2,558)
Purchase of Stability Inc., net of cash acquired	(7,631)	—	—
Fixed maturity securities redemption	3,000	6,000	(9,000)
Patent application costs	(842)	(851)	(594)
Net cash flows from investing activities	(11,742)	(678)	(12,152)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,494	4,629	2,470
Proceeds from exercise of warrants	—	46	1,113
Stock repurchase under repurchase plan	(10,378)	(40,279)	(5,612)
Stock repurchase for tax withholdings on vesting of restricted stock	(1,165)	—	—
Deferred financing costs	(30)	(504)	—
Payments under capital lease obligations	(102)	(117)	(117)
Net cash flows from financing activities	(8,181)	(36,225)	(2,146)

Net change in cash	5,905	(18,096)	2,504

Cash and cash equivalents, beginning of period	28,486	46,582	44,078
Cash and cash equivalents, end of period	$34,391	$28,486	$46,582
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016 AND 2015

1.	Nature of Business

The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix® ans EpiFix® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord® and AmnioCord® brands; Placental Collagen family with CollaFix™ and AmnioFill™ brands; and Bone family with Physio® brand. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord and AmnioCord are derived from the umbilical cord; Physio is a bone grafting material comprised of 100% bone tissue with no added carrier; and CollaFix, our next brand we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.

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
Principles of Consolidation
The accompanying financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries MiMedx, Inc., MiMedx Processing Services, LLC (formerly known as SpineMedica, LLC), MiMedx Tissue Services, LLC (formerly known as Surgical Biologics, LLC) and Stability Biologics, LLC (formerly known as Stability Inc.). All significant inter-company balances and transactions have been eliminated.
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
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  In July 2010, the Federal Deposit Insurance Corporation (“FDIC”) increased coverage to $250,000 for substantially all depository accounts. As of December 31, 2016 and 2015, the Company had cash and cash equivalents of approximately $33,200,000 and $27,700,000, respectively, in excess of the insured amounts.
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
Goodwill and Purchased Intangible Assets
Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Potential impairment indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, and the sale of disposition of a significant portion of the business. The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the Company was less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the Company is less than its carrying amount, then the Company would perform a two-step quantitative impairment testing. In the first step, the Company compares the fair value of the Company to its carrying value. The Company determines the fair value utilizing the market approach. Under the market approach, the Company uses its market capitalization which is calculated by taking the Company’s share price times the number of outstanding shares. If the fair value of the Company exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the Company is less than the carrying value, the Company must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the Company’s value is allocated to all of the assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the Company was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company has determined that there are no goodwill and indefinite useful lives intangible impairments in 2016 and 2015.

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
Impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate, asset groupings, and other assumptions and estimates. The Company uses estimates that are consistent with our business plans and a market participant view of the assets being evaluated. Actual results may differ from our estimates. The Company has determined that there are no intangible assets with finite lives impairments in 2016 and 2015.

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
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized approximately $842,000 of patent costs during 2016, $851,000 of patent costs during 2015 and $594,000 of patent costs during 2014.
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
Revenue Recognition
The Company sells its products through a combination of a direct sales force, independent stocking distributors and third - party representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company records revenues from sales to our independent stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Our stocking distributors do not have any contractual rights of return or exchange other than for defective product or shipping error; however, in limited situations, we do accept returns or exchanges at our discretion.
Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, are made through a distributor relationship with AvKARE, which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) contractor. The Company's agreement with AvKARE expires, subject to certain for-cause termination rights, on June 30, 2017. The Company may also elect to terminate the agreement without cause and pay a termination fee to AvKARE as specified in the agreement. Upon termination of the agreement, the parties may mutually agree to extend the agreement or the Company has an obligation to repurchase AvKARE’s remaining inventory, if any, within ninety (90) days in accordance with the terms of the Agreement. At the end of the term, the parties expect AvKARE’s inventory to be minimal, based upon AvKARE's obligation to use commercially reasonable efforts to achieve target sales levels over the remaining term of the agreement.
We continually evaluate new and current customers, including our stocking distributors, for collectability based on various factors including past history with the customer, evaluation of their credit worthiness, and current economic conditions. We only record revenue when collectability is reasonably assured. A portion of the Company’s revenue is generated from inventory maintained at hospitals or physician's offices.
We make estimates of potential future sales returns, discounts and allowances related to current period product revenue and these are reflected as a reduction of revenue in the same period revenue is recognized. We base our estimate for sales returns, discounts and allowances on historical sales and product return information, including historical experience and actual and projected trend information as well as projected sales returns based on estimated usage and contractual arrangements with AvKARE. These estimates have historically been consistent with actual results.

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
Fair Value Measurements
The Company records certain financial instruments at fair value, including: cash equivalents, short term investments and investments.  The Company may make an irrevocable election to measure other financial instruments at fair value on an instrument-by-instrument basis; although as of December 31, 2016, the Company has not chosen to make any such elections.  Fair value financial instruments are recorded in accordance with the fair value measurement framework.
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
In connection with the acquisition of Stablity, the Company recorded a liability related to the Earn-Out portion of the purchase consideration. See Note 4, Acquisition, for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. The fair value of the Earn-Out liability was calculated using a discount rate, approximating the pre-tax cost of debt and corroborated by Monte Carlo simulation, which was then applied to estimated earn out payments. To determine the fair value of the Earn-Out liability, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s estimate of future revenues, can have a significant impact on the estimated fair value. The fair value recorded for the Earn-Out liability may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s Consolidated Financial Statements, resulting in significant fluctuations in results of operations as a result of the corresponding non-cash gain or loss recorded.
Although the Company believes that the recorded fair value of its financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard in the first quarter of 2016 and its application is shown in Note 4.
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
In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years.  The guidance may be adopted prospectively or retrospectively and early adoption is permitted.  The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The standard is intended to simplify several areas of accounting for share - based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements. As of December 31, 2016, the Company does not have any remaining deferred tax assets that will result in an increase to equity upon realization. See Note 12.

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
All other ASUs issued and not yet effective for the year ended December 31, 2016, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Capital Resources
Net Working Capital
As of December 31, 2016, the Company had approximately $34,391,000 of cash and cash equivalents.  The Company reported total current assets of approximately $126,538,000 and current liabilities of approximately $50,732,000 and had net working capital of approximately $75,806,000 as of December 31, 2016.
Overall Liquidity and Capital Resources
  The Company's largest cash requirement for the twelve months ended December 31, 2016 was cash for general working capital needs as well as the acquisition of Stability described in Note 4. In addition, the Company's other cash requirements included capital expenditures, and repurchases of the Company's common stock. The Company funded its cash requirements through its existing cash reserves, and its operating activities which generated approximately $25,828,000 during the period. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents, as well as availability under the Credit Agreement will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.
4. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability"), a provider of human tissue products to surgeons, facilities, and distributors serving the surgical, spine, and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for
$6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $1,088,000 and are included within selling, general and administrative expenses on the consolidated statements of operations. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. The contingent consideration was valued at $17,450,000 as of December 31, 2016 and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. The purchase price allocation figures should be attributed to the Company and not to the third party valuation firm. The contingent consideration was classified as a liability.

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

The actual purchase price was based on cash paid, the fair value of our stock on the date of the acquisition, and direct costs associated with the acquisition. The fair value of stock consideration was determined as set forth below:

Common Share Price at Closing on 1/13/2016		$8.43
Multiplied by: Number of Common Shares Transferred to the Sellers		441,009
Indicated Value of Equity Consideration (on a Freely Tradable Interest Basis)		$3,717,706
Less: Marketability Discount @ 10%	[a]	(371,771)
Fair Value of Equity Consideration Transferred		$3,345,935
[a] Shares transferred to the Sellers are restricted securities pursuant to Rule 144. As such, the Sellers are prevented from selling the shares for a period of six months. In addition, they are subject to contractual lockups which restrict sales for up to twelve months following the closing of the transaction.

The actual purchase price has been allocated as follows (in thousands):

Cash paid at closing	$6,000
Working capital adjustment	(480)
Common stock issued (441,009 shares)	3,346
Assumed debt	1,771
Fair value of earn-out	17,450
Total fair value of purchase price	$28,087

Net assets acquired:
Debt-free working capital	$2,456
Other long-term assets	199
Property, plant and equipment	1,375
Deferred tax liability	(5,896)
Subtotal	(1,866)
Intangible assets:
Customer relationships	5,330
Patents and know-how	6,790
Trade names and trademarks	450
Non compete agreements	830
Licenses and permits	390
Subtotal	13,790
Goodwill	16,163
Total Assets Purchased	$28,087

Working capital and other assets were composed of the following (in thousands):
Working capital
Cash	$140
Prepaid Expenses and other current assets	100
Accounts receivable	2,001
Federal and state taxes receivable	28
Inventory	9,002
Accounts payable and accrued expenses	(8,815)
Debt-free working capital	$2,456

Current portion of long term debt	$(194)
Long-term debt	(560)
Line of Credit	(932)
Shareholder loan	(85)
Assumed debt	$(1,771)

Net working capital	$685

The acquisition was accounted for as a purchase business combination as defined by FASB Topic 805 - "Business Combinations". The fair value of the contingent consideration is measured as a Level 3 instrument. The contingent consideration liability is recorded at fair value on the acquisition date. Increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measured is based on significant inputs that are not observable in the market, they are categorized as Level 3. The income valuation approach was applied in determining the fair value of the contingent consideration using a discounted cash flow valuation technique with significant unobservable inputs comprised of projected sales and certain expenses. The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset:
Customer relationships	12
Patents and know-how	20
Trade name and Trademarks	Indefinite
Non compete agreements	4
Licenses and permits	2

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill is attributable to the assembled workforce of Stability and the synergies expected to arise following the acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment on an annual basis as defined by FASB Topic 350 - "Intangibles - Goodwill and Other".

Goodwill reconciliation (in thousands):

Balance at 3/31/16	$22,912
Goodwill Adjustments (a)	(6,749)
Balance at 12/31/16	$16,163
(a) Goodwill is the result of a residual calculation

The changes in the preliminary fair values of the acquired assets and liabilities were due to adjustments made to the prospective financial information ("PFI") to better reflect an expected case from a market participant's perspective. As the earn-out is limited to the gross profit margin for the first two years after the acquisition, the adjustment to the PFI had a decreasing impact on the estimated fair value of the earn-out at the acquisition date, which resulted in a lower total purchase consideration and a reduction of the estimated fair value of the identifiable intangible assets.

During the measurement period, management determined that the initial PFI should be adjusted to better reflect an expected case from a market participant's perspective. At the time of the acquisition, management believed that certain of the acquired company's products had reached certain marketability milestones. Management subsequently concluded that these milestones had indeed not yet been achieved. Also, at the time of the acquisition Management believed that certain manufacturing processes were at standards aligned with our overall company standards. Management subsequently concluded that the standards required improvements. These factors have resulted in a lower revenue trajectory in the periods that apply to the earn-out thus reducing the fair value of the earn-out.

The measurement period adjustments are as follows (in thousands):

	Provisional Per	Measurement Period
	3/31/2016 Form 10Q	Adjustments 2016	Final

Cash paid at closing	$6,000	$—	$6,000
Working capital adjustment	(480)	—	(480)
Common stock issued	3,346	—	3,346
Assumed debt	1,771	—	1,771
Fair value of earn-out	25,620	(8,170)	17,450
Total fair value of purchase price	$36,257	$(8,170)	$28,087

Net assets acquired:
Debt-free working capital	$2,179	$277	$2,456
Other assets, net	199	—	199
Property, plant and equipment	1,375	—	1,375
Deferred tax liability	(8,268)	2,372	(5,896)
Subtotal	$(4,515)	$2,649	$(1,866)
Intangible assets:
Customer relationships	$6,090	$(760)	$5,330
Patents and know-how	9,170	(2,380)	6,790
Trade names and trademarks	830	(380)	450
Non compete agreements	1,080	(250)	830
Licenses and permits	690	(300)	390
Subtotal	17,860	(4,070)	13,790
Goodwill	22,912	(6,749)	16,163
Total Assets Purchased	$36,257	$(8,170)	$28,087

Pursuant to the terms of the earn-out arrangement, the Company will pay, for each of the years ending December 31, 2016 and 2017, an amount equal to one times the gross profit margin from (a) the net sales of Stability products sold by Stability's or the Company's sales personnel and (b) the net sales of Company products sold by Stability's sales personnel; provided, however, if the amount of such net sales for either earn-out period is less than $12 million, the earn-out amount will decrease to 0.5 times the gross profit margin for such earn-out period. The full details of the earn-out arrangement are set forth in the acquisition agreement which is filed as Exhibit 2.1 to the Company's Form 8-K filed on January 13, 2016.

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

Unaudited pro forma information for the twelve months ended December 31, 2016 and 2015 (in thousands) is as follows:

	Years Ended December 31,
	2016	2015
Revenue	$245,563	$204,481

Net income	$12,611	$24,960

Income per share, fully diluted	$0.11	$0.22

The 2016 supplemental pro forma earnings were adjusted to exclude $1,088,000 of acquisition-related legal, audit and other costs, net of tax. The 2015 supplemental pro forma earnings were adjusted to include $1,176,000 of amortization costs (net of tax) related to recorded intangible assets with defined useful lives, and $1,485,000 of inventory step-up charges (net of tax) as a result of the acquisition for comparability to 2016. The number of shares outstanding used in calculating the income per share for 2015 was adjusted to include 441,009 shares issued as part of the purchase price and assumed to be issued on January 1, 2015.

As the Company is managed and operates in one segment, and since Stability was merged with the Company's existing operations, the Company has determined that disaggregation of the Company's operating results to provide the amount of revenue and earnings for Stability since the acquisition date is impracticable.

5.	Cash Equivalents and Short Term Investments
Short term investments consisted of approximately $3,000,000 of FDIC insured certificates of deposit held with various financial institutions as of December 31, 2015. The cost of these instruments approximated their fair market value at December 31, 2015. There were no short term investments as of December 31, 2016.

6.	Inventories

Inventories consisted of the following items as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Raw materials	$1,148	$602
Work in process	6,677	3,850
Finished goods	10,817	3,405
Inventory, gross	18,642	7,857
Reserve for obsolescence	(828)	(397)
Inventory, net	$17,814	$7,460

7.	Property and Equipment
Property and equipment consist of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$3,274	$2,684
Lab and clean room equipment	8,666	4,564
Furniture and equipment	7,051	4,577
Construction in Progress	3,300	2,629
Property and equipment, gross	22,291	14,454
Less accumulated depreciation	(8,505)	(4,979)
Property and equipment, net	$13,786	$9,475
Included in property and equipment is approximately $427,000 of capital leases. The corresponding liability of approximately $31,000 is included in other liabilities in the accompanying consolidated balance sheet. Also included is approximately $1,000,000 in leasehold improvements paid for by the landlord of our main operating facility with a corresponding liability included in long term liabilities, which is amortized over the term of the lease. As of December 31, 2016 and 2015, the liability was $188,000 and $361,000, respectively.
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was approximately $3,333,000, $1,799,000, and $1,197,000, respectively.

8.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

		December 31,
		2016	2015
	Weighted Average Amortization Lives	Cost	Cost
Licenses (a) (b) (c) (d)	7 years	$1,399	$1,009
Patents & Know How (b) (d)	19 years	14,839	8,001
Customer & Supplier Relationships (b) (d)	13 years	9,091	3,761
Tradenames & Trademarks (d)	indefinite	1,458	1,008
Non-Compete Agreements	4 years	830	—
In Process Research & Development (b)	various	25	25
Patents in Process (c)	various	2,618	1,823
Total		30,260	15,627
Less Accumulated amortization and impairment charges		(6,992)	(4,864)
Net		$23,268	$10,763

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of December 31, 2016 the license had a remaining net book value of approximately $10,000.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the twelve months ended December 31, 2016, approximately $48,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization over the life of the patents.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

(d)
On January 13, 2016, the Company acquired Stability. As a result, the Company recorded intangible assets for Patents & Know - How of $6,790,000, Customer Relationships of $5,330,000, Non - compete agreements of $830,000, Tradenames & Trademarks of $450,000 and Licenses of $390,000.

Amortization expense for the years ended December 31, 2016, 2015, and 2014, was approximately $2,127,000, $933,000, and $928,000, respectively.
Expected future amortization of intangible assets as of December 31, 2016, is as follows (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2017	$2,034
2018	1,829
2019	1,829
2020	1,622
2021	1,622
Thereafter	12,874
$21,810

9.	Long-Term Debt
Credit Facility
On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by the Company's subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents are secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%.  Fees paid in connection with the initiation of the credit facility totaled approximately $500,000.  These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default, including restrictions on certain payments of dividends by the Company. As of December 31, 2016, there were no outstanding revolving loans under the credit facility. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

10.	Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, warrants and restricted stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income	$11,974	$29,446	$6,220
Denominator for basic earnings per share - weighted average shares	105,928,348	105,929,205	105,793,008
Effect of dilutive securities: Stock options, warrants, and restricted stock (a)	6,513,361	7,699,277	7,502,496
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	112,441,709	113,628,482	113,295,504
Income per common share - basic	$0.11	$0.28	$0.06
Income per common share - diluted	$0.11	$0.26	$0.05
(a)Securities that are included in the computation of the denominator above, utilizing the treasury stock method for the years ended December 31, 2016, 2015 and 2014 are as follows:

Effect of dilutive securities:	2016	2015	2014
Stock Options	5,845,377	7,121,774	7,035,728
Warrants	—	33,676	226,926
Restricted Stock Awards	667,984	543,827	239,842
	6,513,361	7,699,277	7,502,496

11.	Equity
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

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	14,019,629	$3.62
Granted	—	$—
Exercised	(1,164,138)	$3.02
Unvested options forfeited	(154,200)	$6.77
Vested options expired	(148,683)	$6.16
Outstanding at December 31, 2016	12,552,608	$3.61	5.4	$66,137,378
Vested at December 31, 2016	11,680,455	$3.33	5.3	$64,733,964
Vested or expected to vest at December 31, 2016 (a)	12,539,865	$3.60	5.4	$66,119,285

(a)	Includes forfeiture adjusted unvested shares.
The intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 were approximately $6,460,000, $17,181,000, and $10,566,000, respectively.
The intrinsic value of options vested during the years ended December 31, 2016, 2015 and 2014 were approximately $7,378,000, $10,044,000, and $6,615,000, respectively.

Following is a summary of stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	441,429	2.4	$0.72	441,429	$0.72
$0.87 - $1.35	4,385,570	4.7	1.19	4,385,570	1.19
$1.40 - $2.45	1,362,424	4.1	1.92	1,362,424	1.92
$2.66 - $3.99	878,680	5.8	3.06	878,680	3.06
$4.19 - $6.38	3,056,069	6.2	5.36	2,937,038	5.34
$6.45- $9.78	2,324,103	7.0	7.30	1,610,485	7.25
$9.90 - $10.99	104,333	7.7	10.42	64,829	10.46
	12,552,608	5.4	$3.61	11,680,455	$3.33

A summary of the status of the Company’s unvested stock options as of December 31, 2016 is presented below:

Unvested Stock Options	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2016	3,067,935	$3.81
Granted	—	$—
Cancelled	(154,200)	$6.77
Vested	(2,041,582)	$3.61
Unvested at December 31, 2016	872,153	$4.28

Total unrecognized compensation expense at December 31, 2016, was approximately $1,064,000 and will be charged to expense through June 2017.
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
The assumptions used in calculating the fair value of options granted using the Black-Scholes-Merton option-pricing model are set forth in the following table:

	Year ended December 31,
	2016	2015	2014
Expected volatility	—%	54.35 - 58.14%	58.14 - 64.50%
Expected life (in years)	0	6	6
Expected dividend yield	—	—	—
Risk-free interest rate	0	1.51 - 1.68%	1.64 - 1.96%
The weighted-average grant date fair value for options granted during the years ended December 31, 2016, 2015 and 2014 were approximately $0.00, $5.15 and $4.18, respectively.
Restricted Stock Awards
Following is summary information for restricted stock awards for the year ended December 31, 2016. Shares vest over a one to three year period. As of December 31, 2016, there was approximately $21,905,000 of total unrecognized stock-based compensation related to time-based, non-vested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.
Additionally, during the twelve months ended December 31, 2016, 43,344 shares of common stock valued at approximately $345,700 were issued under the 2006 Plan to a consultant in return for services performed, and is included in the table that follows.

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	2,613,267	$9.14
Granted	2,755,426	$8.05
Vested	(1,162,931)	$8.68
Forfeited	(377,317)	$8.71
Unvested at December 31, 2016	3,828,445	$8.53

For the years ended December 31, 2016, 2015, and 2014 the Company recognized stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of sales	$426	$352	$322
Research and development	647	790	660
Selling, general and administrative	16,745	15,754	10,471
	$17,818	$16,896	$11,453
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
Treasury Stock
On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2017. In December 2014, the Board increased the authorization to $20 million and further increased the authorization in 2015 to $60 million. In December 2016, the Board further increased the authorization to $66 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the year ended December 31, 2016, the Company purchased approximately 1,338,616 shares of its common stock for an aggregate purchase price of approximately $10,338,000 exclusive of commissions of approximately $40,000. As of December 31, 2016, the Company had approximately $9,936,000 remaining under the repurchase program.

12.	Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets and liabilities:
Accruals and prepaids	$4,992	$4,606
Intangible assets	(5,130)	146
Property and equipment	(1,338)	(1,396)
R&D and other tax credits	1,219	3,293
Stock Compensation	7,417	7,063
Net operating loss	2,395	1,763
Other	113	145
Net deferred tax assets	$9,668	$15,620

Valuation allowance	(554)	(782)
	$9,114	$14,838
The reconciliation of the Federal statutory income tax rate of 35% to the effective rate is as follows:

	December 31,
	2016	2015
Federal statutory rate	35.00%	34.00%
State taxes, net of federal benefit	4.78%	3.33%
Non deductible compensation	0.04%	0.63%
Meals & entertainment	3.82%	2.27%
Equity Compensation	5.51%	6.39%
Domestic Production Activities Deduction	(4.71)%	—%
Tax Credits	(8.79)%	(2.84)%
Prior Period Adjustments	(3.79)%	—%
Other	3.27%	(1.74)%
Valuation allowance	(1.26)%	(63.33)%
	33.87%	(21.29)%
Current and deferred income tax expense (benefit) is as follows (in thousands):

	December 31, 2016	December 31, 2015
Current:
Federal	$4,700	$8,452
State	1,423	1,218
Total current	6,123	9,670

Deferred:
Federal	26	(13,070)
State	(16)	(1,768)
Total deferred	10	(14,838)

Total expense	$6,133	$(5,168)
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

As of December 31, 2016, our deferred tax assets were primarily the result of accrued liabilities, equity compensation, tax credits and net operating loss carryforwards. A valuation allowance of $554,000 and $782,000 was recorded against our gross deferred tax asset balance as of December 31, 2016, and December 31, 2015, respectively.
At December 31, 2016, the Company had income tax net operating loss ("NOL") carryforwards for federal and state purposes of $2,327,000 and $27,912,000 respectively. At December 31, 2015, the Company has income tax net operating loss ("NOL") carryforwards for federal and state purposes of $579,000 and $27,552,000 respectively. As of December 31, 2016, the Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately $815,000 and approximately $1,580,000, respectively. As of December 31, 2015, the Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately $197,000 and approximately $1,566,000, respectively. The Company's net operating losses and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. If not utilized, the federal and state tax loss carryforwards will expire between 2027 and 2035. A valuation allowance remains recorded against the deferred tax asset for certain state net operating loss carryovers in the amount of $554,000 that are not expected to be utilized prior to expiration.

As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that were greater than the compensation recognized for financial reporting. During 2016, deferred tax assets in the amount of $1,170,000 were realized resulting in an increase to equity in the same amount. As of December 31, 2016, the Company does not have any remaining deferred tax assets that will result in an increase to equity upon realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	December 31, 2016	December 31, 2015
Unrecognized tax benefits - January 1	$170	$—

Gross increases - tax positions in current period	111	170

Unrecognized tax benefits - December 31	$281	$170

Included in the balance of unrecognized tax benefits as of December 31, 2016 and December 31, 2015, are $281,000 and $170,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2016 and December 31, 2015, are $281,000 and $170,000, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. This amount is recorded in Other Liabilities in the accompanying consolidated balance sheets.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued no penalties or interest during 2016, and, in total, as of December 31, 2016 has not recognized any liabilities for penalties or interest. During 2015, we also did not accrue any penalties or interest and, in total, as of December 31, 2015, had not recognized any liability for penalties or interest.

The Company is subject to taxation in the US and various state jurisdictions. As of December 31, 2016 the Company’s tax returns for 2013, 2014 and 2015 are subject to examination by the tax authorities. As of December 31, 2016, the Company is generally no longer subject to US federal, state, or local examinations by tax authorities for years before 2013.

13. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash paid for interest	$162	$86	$48
Income taxes paid	642	2,293	384
Retirement of fixed assets	—	319	—
Deferred financing costs	10	504	—
APIC related tax adjustments	(424)	7,757	—
Stock issuance of 441,009 shares in connection with acquisition of Stability	3,346	—	—
Stock issuance of 43,344, 16,493 and 15,958 shares in exchange for services performed in 2016, 2015 and 2014, respectively	346	164	117

14.	401k Plan
The Company has a 401(k) plan (the “Plan”) covering employees who have attained 21 years of age and have completed three months of service. Under the Plan, participants may defer up to 100% of their eligible wages to a maximum of $18,000 per year (annual limit for 2015). Employees age 50 or over in 2016 may make additional pre-tax contributions up to $6,000 above and beyond normal plan and legal limits.  Annually, the Company may elect to match employee contributions up to 6% of the employee’s compensation.  Additionally, the Company may elect to make a discretionary contribution to the Plan. The Company did not provide matching contributions for the years ended December 31, 2016, 2015, and 2014.

15.	Related Party Transactions
On January 13, 2016, when the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability") there was an assumed payable of $5,954,555 to a related party. The Company made payments of $1,361,030 during 2016. The payable was further reduced by $3,367,250 as a result of the return or destruction of expired inventory. The outstanding payable at 12/31/16 is $1,226,275 and is included in Accounts Payable. The related party is a limited liability company that is controlled by a former stockholder of Stability Inc. who is now an employee of the Company.

16.	Commitments and Contingencies
Contractual Commitments
In addition to the capital leases noted under Property and Equipment (Note 7), the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next eight years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments for meeting space.
The estimated annual lease payment and meeting space commitments are as follows (in thousands):

Year ended December 31,
2017	$2,827
2018	3,079
2019	2,023
2020	490
2021	141
Thereafter	374
$8,934
Rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $1,764,000, $1,317,000 and $1,130,000, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.
Letters of Credit
As a condition of the leases for the Company's facilities, we are obligated under standby letters of credit in the amount of approximately $103,000. These obligations are reduced at various times over the lives of the leases.
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

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions requires significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products. Revenues from micronized products comprised approximately 10% of the Company's revenues in 2016.

Securities Class Action

Following the publication of the Untitled Letter from the FDA regarding the Company’s micronized products in September 2013, the trading price of the Company’s stock declined and several putative shareholder class action lawsuits were filed against the Company and certain of its executive officers asserting violations of the Securities Exchange Act of 1934. The cases were consolidated in the United States District Court for the Northern District of Georgia. On November 17, 2015, the parties entered into a stipulation of settlement to settle the consolidated case in its entirety. The stipulation of settlement was filed with the Court on November 18, 2015. On November 19, 2015, the Court preliminarily approved the settlement and confirmed the settlement on April 5, 2016. The settlement amount was paid by the Company's insurance carrier.

Former Employee Litigation

On December 13, 2016, the Company filed lawsuits against former employees Jess Kruchoski (in the lawsuit styled MiMedx Group, Inc. v. Academy Medical, LLC, et. al. in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Action”)) and Luke Tornquist (in the lawsuit styled MiMedx Group, Inc., v. Luke Tornquist in the Superior Court for Cobb County, Georgia, which was removed to the United States District Court for the Northern District of Georgia (the “Georgia Action”)).  Both the Florida and Georgia Actions assert claims against Messrs. Kruchoski and Tornquist that each of them violated their restrictive covenants entered into with the Company, that each of them misappropriated trade secrets of the Company, that each of them tortiously interfered with contracts between the Company and its customers and employees, and that each of them breached his duty of loyalty owed to the Company, among other claims.

On December 15, 2016, Messrs. Kruchoski and Tornquist filed a lawsuit in the United States District Court of Minnesota (the “Minnesota Action”) against the Company and the Company’s Chairman and Chief Executive Officer, Parker Petit. The plaintiffs in this lawsuit each claimed that their employment with the Company was terminated in retaliation for their complaints about the Company’s alleged business practices in violation of the Dodd-Frank Act, 15 U.S.C. § 78u-6(h); and was an unlawful discharge in violation of Minnesota Statutes Section 181.931 subdivision 1. Mr. Kruchoski also claimed that the termination of his employment with the Company constituted marital status discrimination and familial status discrimination in violation of the Minnesota Human Rights Act. Messrs. Kruchoski and Tornquist also claimed that Mr. Petit tortiously interfered with their employment relationships with the Company.

On January 26, 2017, the Company and Mr. Petit filed motions to dismiss the Minnesota Action.  In response, Messrs. Kruchoski and Tornquist voluntarily dismissed the Minnesota Action without prejudice on February 7, 2017. On February 7, 2017, Mr. Tornquist filed his Answer and Counterclaims in the Georgia Action wherein he asserted claims similar to those he had asserted in the Minnesota Action, with the exception that he did not include a claim of tortious interference against Mr. Petit. On February 15, 2017, Mr. Kruchoski filed a new lawsuit in Georgia against MiMedx and Mr. Petit, making many of the same allegations in that suit as were made in the Minnesota suit, with the addition of claims against the Company and Mr. Petit for defamation.

The Company intends to vigorously pursue its claims asserted in the Florida and Georgia Actions and also to vigorously defend against the lawsuits and counterclaims asserted against them.

Patent Litigation

MiMedx continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

The Liventa Action

On April 22, 2014, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Liventa Bioscience, Inc. ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages (the "Liventa Action"). In addition to the allegations of infringement of MiMedx's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. Though the terms of the agreement are confidential, the parties have reached a settlement of the false advertising claims for an undisclosed sum. The patent infringement claims are still pending as described below.

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

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, Defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. Discovery is closed and we expect the case to go to trial in 2017.

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

The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action"). The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the 8,709,494 patent (the "494" patent). Vivex answered the Company’s complaint and filed counterclaims of non-infringement and invalidity. On January 4, 2017, the Court granted a joint motion to stay the proceedings pending the outcome of the Bone Bank Action.

Pending IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases have challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "687" patent) and the '494 patent; while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

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

On July 10, 2015, the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. On July 7, 2016, the PTAB issued an opinion finding that the challenged claims, which relate to embossment and not configuration, were invalid for obviousness. The Company decided not to appeal the decision, as it impacted a non-core patent. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. On August 16, 2016, the PTAB issued an opinion finding that the challenged claims were unpatentable.  MiMedx has filed an appeal of the PTAB’s decision regarding the '437 patent.

17.	Quarterly Financial Data (Unaudited) (in thousands except per share data)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NET SALES	2016	$53,367	$57,342	$64,429	$69,877
	2015	40,767	45,679	49,015	51,835

GROSS MARGIN	2016	$45,421	$49,948	$56,432	$60,807
	2015	35,619	40,590	44,036	46,849

NET INCOME	2016	$1,197	$1,975	$3,321	$5,481
	2015	4,087	5,430	6,551	13,378

NET INCOME PER COMMON SHARE - BASIC	2016	$0.01	$0.02	$0.03	$0.05
	2015	0.04	0.05	0.06	0.13

NET INCOME PER COMMON SHARE - DILUTED	2016	$0.01	$0.02	$0.03	$0.05
	2015	0.04	0.05	0.06	0.11

18. Product Revenue Data

We group our products into two categories: Wound Care and Surgical, Sports Medicine & Orthopedics (SSO) for purposes of the required disclosure under ASC 280-10-50-40. This grouping of products does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand the Company's product categories. These groupings also do not meet the criteria under ASC 280-10-50-1 as separate segments.

Net Sales by Categories (in thousands):

	Year Ended December 31,
	2016	2015	2014
Wound Care	$183,984	$141,096	$93,623
Surgical, Sports Medicine & Orthopedics (SSO)	61,031	46,200	24,600
Total	$245,015	$187,296	$118,223

19. Subsequent Events

The Board of Directors in February 2017 authorized an increase of $20 million to the Company's Share Repurchase Program. This action brings the total amount authorized to $86 million since the Share Repurchase Program commenced in May 2014.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2016, 2015 and 2014 (in thousands)

	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year

For the Year ended December 31, 2016
Allowance for doubtful accounts	$3,270	$2,127	$(555)	$4,842
Allowance for product returns	1,262	8,319	(4,687)	4,894
Allowance for obsolescence	397	2,280	(1,849)	828

For the Year ended December 31, 2015
Allowance for doubtful accounts	$1,750	$1,698	$(178)	$3,270
Allowance for product returns	841	3,257	(2,836)	1,262
Allowance for obsolescence	527	540	(670)	397

For the Year ended December 31, 2014
Allowance for doubtful accounts	$407	$1,357	$(14)	$1,750
Allowance for product returns	215	2,215	(1,589)	841
Allowance for obsolescence	322	405	(200)	527

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our reporting and disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material weakness: In reviewing the Company's tax accounting in preparation for filing this Form 10-K, our management identified a deficiency in our internal control over financial reporting that is described below in Management’s Annual Report on Internal Control Over Financial Reporting. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting related to our accounting for income taxes. This material weakness did not result in a material misstatement of the Company’s annual financial statements for the year ended December 31, 2016. However, management concluded that this material weakness, if un-remediated, could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not have been prevented or detected by our internal controls. Accordingly, management determined that this control deficiency constituted a material weakness. We have developed a remediation plan for this material weakness, which is described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the material weakness in our internal control over financial reporting related to our accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In reviewing the Company's tax accounting in preparation for filing this Form 10-K, management concluded the Company had a material weakness in the design of our internal control over the tax accounting related to an overstatement of an excess tax benefit which, if undetected could have resulted in an understatement of income taxes payable. Specifically, management did not have adequate supervision and review of certain technical tax accounting performed by a third party tax specialist in 2016. This was identified during the audit process prior to preparation of the Company's financial statements and, therefore did not result in a material misstatement of the Company’s annual financial statements for the year ended December 31, 2016 or any of our previously issued annual or interim consolidated financial statements. This material weakness, if undetected, could have resulted in an understatement of income taxes payable, resulting in a material misstatement of the Company’s annual consolidated financial statements that would not have been prevented or detected by its internal controls.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Remediation Plan: Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following:

•
Implementing specific review procedures, including the increased involvement of our CFO and Controller as well as the hiring of an internal tax specialist to oversee the work performed by the third - party tax specialists.

•	Strengthening our income tax control with improved documentation standards, technical oversight, and training.
When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2017. Our goal is to remediate this material weakness by the end of the first quarter of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.
Cherry Bekaert LLP, an independent registered accounting firm, as auditors of our financial statements have issued an attestation report on the effectiveness of the Company’s and its subsidiaries’ internal control over financial reporting as of December 31, 2016. Cherry Bekaert LLP's report is included in this report.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item will be contained in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” or similar captions which are incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item will be contained in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders under the caption “Executive Compensation,” or similar caption which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item will be contained in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders under the captions “Stock Ownership",” “Executive Compensation,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be contained in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions,” and "Election of Directors" or similar captions which are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item will be contained in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors,” or similar captions which are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

(3)	Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified.

(b)	Exhibits

Exhibit Number	Description
2.1##
Agreement and Plan of Merger dated December 22, 2010 by and among MiMedx Group, Inc., MP Holdings Acquisition Sub, LLC, ORCI Acquisition Sub, LLC, Membrane Products Holdings, LLC, Onramp Capital Investments, LLC, each of the OnRamp Members (as defined therein); John R. Daniel, in his capacity as the representative of the Members and Surgical Biologics, LLC (Incorporated by reference to Exhibit 2.2 filed with Registrant's Form 10-K filed on March 31, 2011)

2.2##
Agreement and Plan of Merger dated January 10, 2016, by and among MiMedx Group, Inc., Titan Acquisition Sub I, Inc., Titan Acquisition Sub II, LLC, Stability Inc., certain stockholders of Stability Inc. and Brian Martin as representative of the Stability stockholders (Incorporated by reference to Exhibit 2.1 filed with Registrant's Form 8-K filed on January 13, 2016)

3.1#
Articles of Incorporation of MiMedx Group, Inc., as amended by  Articles of Amendment to Articles of Incorporation filed on May 14, 2010, Articles of Amendment to Articles of Incorporation filed on August 8, 2012, Articles of Amendment to Articles of Incorporation filed on November 8, 2012, and Articles of Amendment to Articles of Incorporation filed on May 15, 2015

3.2#	Bylaws of MiMedx Group, Inc., as amended as of December 14, 2016
10.1*
MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan, as amended and restated effective February 25, 2014 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 3, 2014)

10.2*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.66 to the Registrant's Form 10-Q filed on August 8, 2013)

10.3*	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K filed on March 4, 2014)
10.4*	Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K filed on March 4, 2014)
10.5*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K filed on March 4, 2014)

10.6*
MiMedx, Inc. 2005 Assumed Stock Plan, formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Form 8-K filed February 8, 2008)

10.7*
Declaration of Amendment to the MiMedx, Inc. 2005 Assumed Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan) (Incorporated by reference to Exhibit 10.6 filed with the Registrant's Form 8-K filed February 8, 2008)

10.8*
Form of Incentive Stock Option Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan), including a list of officers and directors receiving options thereunder (Incorporated by reference to Exhibit 10.7 filed with the Registrant's Form 8-K filed February 8, 2008)

10.9*
Form of Nonqualified Stock Option Award Agreement under the MiMedx, Inc. Assumed 2005 Stock Plan (formerly the SpineMedica Corp. 2005 Employee, Director and Consultant Stock Plan) (Incorporated by reference to Exhibit 10.8 filed with the Registrant's Form 8-K filed February 8, 2008)

10.10*	MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.9 filed with the Registrant's Form 8-K filed February 8, 2008)
10.11*
Declaration of Amendment to the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.10 filed with the Registrant's Form 8-K filed February 8, 2008)

10.12*
Form of Incentive Stock Option Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Form 8-K filed February 8, 2008)

10.13*
Form of Nonqualified Stock Option Award Agreement under the MiMedx, Inc. Assumed 2007 Stock Plan (formerly the SpineMedica Corp. 2007 Stock Incentive Plan) (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Form 8-K filed February 8, 2008)

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

10.18	Form of MiMedx, Inc. Employee Proprietary Information and Inventions Assignment Agreement (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Form 8-K filed February 8, 2008)
10.19
Technology License Agreement between MiMedx, Inc., Shriners Hospitals for Children, and University of South Florida Research Foundation dated January 29, 2007 (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Form 8-K filed February 8, 2008)

10.20	Form of Amended and Restated Security and Intercreditor Agreement (Incorporated by reference to Exhibit 10.6 filed with Registrant’s Form 8-K filed January 3, 2012)
10.21*
 Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between MiMedx Group, Inc. and Parker H. Petit (Incorporated by reference to Exhibit 10.91 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.22*
 Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between MiMedx Group, Inc. and with William C. Taylor (Incorporated by reference to Exhibit 10.92 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.23*
First Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement dated May 9, 2013 by and between MiMedx Group, Inc., and William C. Taylor (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 15, 2013)

10.24*
Change of Control Agreement Severance Compensation and Restrictive Covenant Agreement dated November 11, 2011, between MiMedx Group, Inc., and Michael J. Senken (Incorporated by reference to Exhibit 10.93 filed with Registrant’s Form 10-Q filed on November 14, 2011)

10.25*
First Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement dated May 9, 2013 by and between MiMedx Group, Inc., and Michael J. Senken (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 15, 2013)

10.26*
Change in Control Severance Compensation and Restrictive Covenant Agreement dated May 20, 2016 by and between MiMedx Group, Inc., and Alexandra O. Haden (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 25, 2016)

10.27*	2013 Management Incentive Plan and 2013 Operating Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant’s Form 8-K filed March 12, 2013)
10.28*	2014 Management Incentive Plan and 2014 Operating Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with Registrant's Form 8-K filed March 3, 2014)
10.29*	2015 Management Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 1, 2015)
10.30*	2016 Management Incentive Plan
10.31**	Product Distribution Agreement by and between AvKARE, Inc. and MiMedx Group, Inc. dated April 19, 2012 (Incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed March 15, 2013)
10.32
First Amendment to Product Distribution Agreement amending that certain Product Distribution Agreement that was effective April 19, 2012 (Incorporated by reference to Exhibit 10.56 filed with the Registrant’s Form 10-Q filed on November 8, 2013)

10.33**	Second Amendment to Product Distribution between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.58 filed with the Registrant’s Form 10-Q filed on November 8, 2013)
10.34**
Third Amendment to Product Distribution Agreement dated April 17, 2015 between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's 10-Q filed on August 7, 2015)

10.35**
Fourth Amendment to Product Distribution Agreement dated January 1, 2016 between MiMedx Group, Inc. and AvKARE, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's 10-Q filed on May 10, 2016)

10.36	Lease by and between Hub Properties of GA, LLC and MiMedx Group, Inc., effective May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed May 10, 2013)
10.37
Credit Agreement dated October 12, 2015, among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A., and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 13, 2015)

10.38
First Amendment to the Credit Agreement dated October 12, 2015, by and among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 13, 2016

10.39
Security and Pledge Agreement dated October 12, 2015, among MiMedx Group, Inc., the Guarantors identified therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 13, 2015)

10.40*	2016 Equity and Cash Incentive Plan (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 12, 2016
10.41*	Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed August 2, 2016)
10.42*	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 2, 2016)
10.43*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed August 2, 2016)

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

##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2017	MIMEDX GROUP, INC.

	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/: Parker H. Petit	Chief Executive Officer and Chairman	March 1, 2017
Parker H. Petit	(principal executive officer)

/s/: Michael J. Senken	Chief Financial Officer	March 1, 2017
Michael J. Senken	(principal financial and accounting officer)

/s/: Joseph G. Bleser	Director	March 1, 2017
Joseph G. Bleser

/s/: J. Terry Dewberry	Director	March 1, 2017
J. Terry Dewberry

/s/: Charles Evans	Director	March 1, 2017
Charles Evans

/s/: Bruce Hack	Director	March 1, 2017
Bruce Hack

/s/: Charles E. Koob	Director	March 1, 2017
Charles E. Koob

/s/: Larry W. Papasan	Director	March 1, 2017
Larry W. Papasan

/s/: William C. Taylor	Director	March 1, 2017
William C. Taylor

/s/: Neil Yeston	Director	March 1, 2017
Neil Yeston