Form 10-Q
period 2017-03-31
MIMEDX GROUP, INC.
filed 2017-05-01
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(A) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 14, 2017, there were 110,870,826 shares of the registrant’s common stock outstanding.

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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$30,924	$34,391
Accounts receivable, net	66,846	67,151
Inventory, net	16,050	17,814
Prepaid expenses	6,878	5,894
Other current assets	1,200	1,288
Total current assets	121,898	126,538
Property and equipment, net of accumulated depreciation	13,763	13,786
Goodwill	20,203	20,203
Intangible assets, net of accumulated amortization	22,788	23,268
Deferred tax asset, net	9,530	9,114
Deferred financing costs and other assets	309	354
Total assets	$188,491	$193,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,892	$11,436
Accrued compensation	11,602	12,365
Accrued expenses	9,940	10,941
Current portion of earn out liability	8,740	8,740
Income taxes	7,839	5,768
Other current liabilities	587	1,482
Total current liabilities	49,600	50,732
Earn out liability	8,769	8,710
Other liabilities	1,086	821
Total liabilities	59,455	60,263
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 111,195,825 issued and 110,840,873 outstanding at March 31, 2017 and 110,212,547 issued and 109,862,787 outstanding at December 31, 2016	111	110
Additional paid-in capital	153,735	161,261
Treasury stock at cost: 354,952 shares at March 31, 2017 and 349,760 shares at December 31, 2016	(2,982)	(2,216)
Accumulated deficit	(21,828)	(26,155)
Total stockholders' equity	129,036	133,000
Total liabilities and stockholders' equity	$188,491	$193,263
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$72,607	$53,367
Cost of sales	8,743	7,946
Gross margin	63,864	45,421

Operating expenses:
Research and development expenses	4,202	2,496
Selling, general and administrative expenses	52,951	40,648
Amortization of intangible assets	526	810
Operating income	6,185	1,467

Other expense, net
Interest expense, net	(145)	(56)

Income before income tax provision	6,040	1,411
Income tax provision (expense) benefit	(1,713)	(214)

Net income	$4,327	$1,197

Net income per common share - basic	$0.04	$0.01

Net income per common share - diluted	$0.04	$0.01

Weighted average shares outstanding - basic	105,708,526	105,538,271

Weighted average shares outstanding - diluted	113,730,591	112,039,860
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2016	110,212,547	$110	$161,261	349,760	$(2,216)	$(26,155)	$133,000
Share-based compensation expense	—	—	4,671			—	4,671
Exercise of stock options			(1,183)	(387,653)	3,048	—	1,865
Issuance of restricted stock	983,278	1	(11,626)	(1,508,933)	11,625	—	—
Restricted stock shares canceled/forfeited	—	—	571	93,450	(571)	—	—
Shares issued for services performed		—	41	(17,539)	125	—	166
Stock repurchase	—	—		1,540,398	(12,666)	—	(12,666)
Shares repurchased for tax withholding	—	—		285,469	(2,327)		(2,327)
Net income	—	—	—	—	—	4,327	4,327
Balance March 31, 2017	111,195,825	$111	$153,735	354,952	$(2,982)	$(21,828)	$129,036

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,327	$1,197
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	946	734
Amortization of intangible assets	526	810
Amortization of inventory fair value step-up	75	734
Amortization of deferred financing costs	45	49
Share-based compensation	4,671	4,615
Change in deferred income taxes	(416)	—
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	305	1,874
Inventory	1,689	(264)
Prepaid expenses	(984)	(2,066)
Other current assets	87	209
Accounts payable	(379)	(4,265)
Accrued compensation	(763)	(5,640)
Accrued expenses	(942)	493
Income taxes	2,071	411
Other liabilities	(618)	132
Net cash flows from operating activities	10,640	(977)

Cash flows from investing activities:
Purchases of equipment	(923)	(2,008)
Purchase of Stability Inc., net of cash acquired	—	(7,631)
Fixed maturity securities redemption	—	500
Patent application costs	(46)	(147)
Net cash flows from investing activities	(969)	(9,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,865	1,138
Stock repurchase under repurchase plan	(12,666)	(3,530)
Stock repurchase for tax withholdings on vesting of restricted stock	(2,327)	(684)
Deferred financing costs	—	(20)
Payments under capital lease obligations	(10)	(10)
Net cash flows from financing activities	(13,138)	(3,106)

Net change in cash	(3,467)	(13,369)

Cash and cash equivalents, beginning of period	34,391	28,486
Cash and cash equivalents, end of period	$30,924	$15,117
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2017 and 2016, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix® and EpiFix® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord® and AmnioCord® brands; Placental Collagen family with CollaFix™ and AmnioFill® brands; and Bone family with Physio® brand. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord and AmnioCord are derived from the umbilical cord; Physio is a bone grafting material comprised of 100% bone tissue with no added carrier; and CollaFix, our next brand we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.

2.	Significant Accounting Policies
Please see Note 2 to the Company's Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2016, for a description of all significant accounting policies.
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
A portion of the Company’s revenue is generated from inventory maintained at hospitals or physicians' offices. For these products, revenue is recognized at the time the product has been used or implanted. The Company records estimated sales returns, discounts and allowances as a reduction of net sales in the same period revenue is recognized.
Significant terms of our consignment agreements state that title to the inventory remains with the Company until the product, which has been segregated by the consignee, is withdrawn and therefore purchased by the consignee. Consignee accepts all risk of loss and full responsibility for any product in the consignment inventory that may be opened, lost, stolen or damaged. The Company recognizes revenue when we are notified that product has been used or implanted.
Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, are made through a distributor relationship with AvKARE Inc., which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) contractor. The Company's agreement with AvKARE expires, subject to certain for-cause termination rights, on June 30, 2017. The Company may also elect to terminate the agreement without cause and pay a termination fee to AvKARE as specified in the agreement. Upon termination of the agreement, the parties may mutually agree to extend the agreement or the Company has an obligation to repurchase AvKARE’s remaining inventory, if any, within ninety (90) days in accordance with the terms of the Agreement. The agreement provides that the parties intend for AvKARE’s inventory to be minimal at the end of the term.
We make estimates of potential future sales returns, discounts and allowances related to current period product revenue and these are reflected as a reduction of revenue in the same period revenue is recognized. We base our estimate for sales returns, discounts and allowances on historical sales and product return information, including historical experience and actual and projected trend information as well as projected sales returns based on estimated usage and contractual arrangements. These estimates have historically been consistent with actual results.
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

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes, after the measurement period has expired, to the fair value of contingent payments are recognized in earnings. Contingent payments related to acquisitions consist of an earn out based on sales less direct production costs, and are valued using discounted cash flow techniques. The fair value of these payments is based upon probability-weighted future revenue estimates and increases or decreases as revenue estimates or expectation of timing of payments changes.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $46,000 of patent costs during the first three months of 2017. The Company capitalized approximately $147,000 of patent costs during the first three months of 2016.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first - in first - out (FIFO) basis.
Recently Issued and Adopted Accounting Standards
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued, both effective and not yet effective. In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with
Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. We are in the process of evaluating the impact of the adoption of the standard. We have identified one revenue stream from our contracts with customers, product sales. While our evaluation of our contracts for product sales is in its initial stage, based upon the results of our work to date we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated financial statements either at initial implementation or on an ongoing basis.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three-month period ended March 31, 2017, the Company recorded an income tax benefit of $19,700 related to the excess tax benefit of exercised awards during the period, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time. The Company has elected to continue to estimate forfeitures expected to occur to determine the share-based compensation expense.

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
In January 2017, the FASB issued ASU No. 2017-04,"Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment." The update eliminates Step 2 from the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in this update should be applied on a prospective basis. The Company is currently assessing the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.
All other ASUs issued and not yet effective for the three months ended March 31, 2017, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3.	Liquidity and Management’s Plans
As of March 31, 2017, the Company had approximately $30,924,000 of cash and cash equivalents.  The Company reported total current assets of approximately $121,898,000 and current liabilities of approximately $49,600,000 as of March 31, 2017.  The Company believes that its anticipated cash from operating and financing activities, existing cash and cash equivalents and availability under its line of credit will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

4. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability"), a provider of human tissue products to surgeons, facilities and distributors serving the surgical, spine and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for
$6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $1,088,000 and were included within selling, general and administrative expenses on the consolidated statements of operations in the first quarter of 2016. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. The contingent consideration was valued at $17,450,000 as part of the acquisition accounting and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. However, the purchase price allocation figures should be attributed to the Company and not to the third party valuation firm. The Company anticipates that any payments to be made will approximate the fair value of the contingent consideration of $17,450,000 determined as of the acquisition date and we have not adjusted the accrued earn-out liability recorded as part of the acquisition accounting except to record interest expense. The contingent consideration was classified as a liability and is adjusted to fair value at each reporting period until payment is made with the changes in fair value recognized as a period expense.

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

Common Share Price at Closing on January 13, 2016	$8.43
Multiplied by: Number of Common Shares Transferred to the Sellers	441,009
Indicated Value of Equity Consideration (on a Freely Tradable Interest Basis)	$3,717,706
Less: Marketability Discount @ 10% [a]	(371,771)
Fair Value of Equity Consideration Transferred	$3,345,935
[a] Shares transferred to the Stability sellers were restricted securities pursuant to Rule 144. As such, the sellers were prevented from selling the shares for a period of six months. In addition, they were subject to contractual lockups which restricted sales for up to twelve months post transaction.

The actual purchase price has been allocated as follows (in thousands):

Cash paid at closing	$6,000
Working capital adjustment	(480)
Common stock issued (441,009 shares)	3,346
Assumed debt	1,771
Fair value of earn-out	17,450
Total fair value of purchase price	$28,087

Net assets acquired:
Debt-free working capital	$2,456
Other long-term assets	199
Property, plant and equipment	1,375
Deferred tax liability	(5,896)
Subtotal	(1,866)
Intangible assets:
Customer relationships	5,330
Patents and know-how	6,790
Trade names and trademarks	450
Non compete agreements	830
Licenses and permits	390
Subtotal	13,790
Goodwill	16,163
Total Assets Purchased	$28,087

Working capital and other assets were composed of the following (in thousands):
Working capital
Cash	$140
Prepaid Expenses and other current assets	100
Accounts receivable	2,001
Federal and state taxes receivable	28
Inventory	9,002
Accounts payable and accrued expenses	(8,815)
Debt-free working capital	$2,456

Current portion of long term debt	$(194)
Long-term debt	(560)
Line of Credit	(932)
Shareholder loan	(85)
Assumed Debt	(1,771)

Net working capital	$685

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

The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

Contingent
Consideration
Obligation
Balance December 31, 2016	$17,450
Changes in fair value of contingent consideration (a)	59
Payment of contingent consideration	—
Balance March 31, 2017	$17,509
(a) Amount is included in interest expense in the consolidated statement of operations.

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
Goodwill is attributable to the assembled workforce of Stability and the synergies expected to arise following the acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. The Company used a third party specialist to assist it with estimating the fair value of Goodwill. However, the purchase price allocation figures and residual Goodwill should be attributed to the Company and not to the third party valuation firm. Goodwill is tested for impairment on an annual basis as defined by FASB Topic 350 - "Intangibles - Goodwill and Other".

Goodwill Reconciliation (in thousands):

Balance at March 31, 2016	$26,690
Goodwill Measurement Period Adjustments in 2016 (a)	(10,527)
Balance at March 31, 2017	$16,163
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

In 2016, during the measurement period, management determined that the initial PFI should be adjusted to better reflect an expected case from a market participant's perspective. At the time of the acquisition, management believed that certain of the acquired company's products had reached certain marketability milestones. Management subsequently concluded that these milestones had indeed not yet been achieved. Also, at the time of the acquisition Management believed that certain manufacturing processes were at standards aligned with our overall company standards. Management subsequently concluded that the standards required improvements. These factors resulted in a lower revenue trajectory in the periods that apply to the earn-out thus reducing the fair value of the earn-out.

The measurement period adjustments were as follows (in thousands):

	Provisional Per	Measurement Period
	March 31, 2016 Form 10Q	Adjustments	Final

Cash paid at closing	$6,000	$—	$6,000
Working capital adjustment	—	(480)	(480)
Common stock issued	3,346	—	3,346
Assumed debt	1,771	—	1,771
Fair value of earn-out	33,240	(15,790)	17,450
Total fair value of purchase price	$44,357	$(16,270)	$28,087

Net assets acquired:
Debt-free working capital	$2,382	$74	$2,456
Other assets, net	199	—	199
Property, plant and equipment	1,375	—	1,375
Deferred tax liability	(9,899)	4,003	(5,896)
Subtotal	$(5,943)	$4,077	$(1,866)
Intangible assets:
Customer relationships	$8,920	$(3,590)	$5,330
Patents and know-how	10,230	(3,440)	6,790
Trade names and trademarks	1,000	(550)	450
Non compete agreements	2,700	(1,870)	830
Licenses and permits	760	(370)	390
Subtotal	23,610	(9,820)	13,790
Goodwill	26,690	(10,527)	16,163
Total Assets Purchased	$44,357	$(16,270)	$28,087

Pursuant to the terms of the earn-out arrangement, the Company is obligated to pay, for each of the years ending December 31, 2016 and 2017, an amount equal to one times the gross profit margin from (a) the net sales of Stability products sold by Stability's or the Company's sales personnel and (b) the net sales of Company products sold by Stability's sales personnel; provided, however, if the amount of such net sales for either earn-out period is less than $12 million, the earn-out amount will decrease to 0.5 times the gross profit margin for such earn-out period. The full details of the earn-out arrangement are set forth in the acquisition agreement which is filed as Exhibit 2.1 to the Company's Form 8-K filed on January 13, 2016.

The amount of the contingent consideration recognized as of the acquisition date is $17,450,000. The structure of the earn-out is such that the Sellers should always earn at least some payout during the applicable periods. The payout to the Sellers is not capped, and therefore there is no pre-determined upper bound to the undiscounted range. Therefore an estimate of the range of outcomes cannot be estimated.

As the Company is managed and operates in one segment, and since Stability was merged with the Company's existing operations, the Company has determined that disaggregation of the Company's operating results to provide the amount of revenue and earnings for Stability since the acquisition date is impracticable.

5. Inventories
Inventories consisted of the following items as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$952	$1,148
Work in process	6,433	6,677
Finished goods	9,639	10,817
Inventory, gross	17,024	18,642
Reserve for obsolescence	(974)	(828)
Inventory, net	$16,050	$17,814

6. Property and Equipment
Property and equipment consisted of the following as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$3,306	$3,274
Lab and clean room equipment	9,565	8,666
Furniture and office equipment	7,810	7,051
Construction in progress	2,533	3,300
Property and equipment, gross	23,214	22,291
Less accumulated depreciation	(9,451)	(8,505)
Property and equipment, net	$13,763	$13,786
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $21,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. Interest rates for these leases range from approximately 3% to 12% with maturity dates to January 2018.
Also included in net property and equipment is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the three months ended March 31, 2017 and 2016, was approximately $946,000 and $734,000, respectively.

7.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	March 31, 2017	December 31, 2016
		Cost	Cost
Licenses (a) (b) (c) (d)	7 years	$1,399	$1,399
Patents & Know How (b) (d)	19 years	14,841	14,839
Customer & Supplier Relationships (b) (d)	13 years	9,091	9,091
Tradenames & Trademarks (d)	indefinite	1,458	1,458
Non-compete agreements	4 years	830	830
In Process Research & Development (b)	various	25	25
Patents in Process (c)	various	2,662	2,618
Total		30,306	30,260
Less Accumulated amortization and impairment charges		(7,518)	(6,992)
Net		$22,788	$23,268

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of March 31, 2017, the license was fully amortized.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the three months ended March 31, 2017, approximately $2,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization over the life of the patents.

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

Amortization expense for the three months ended March 31, 2017 and 2016, was approximately $526,000 and $810,000, respectively.

Expected future amortization of intangible assets as of March 31, 2017, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2017 (a)	$1,518
2018	1,830
2019	1,830
2020	1,622
2021	1,622
Thereafter	12,908
$21,330
(a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after March 31, 2017.

8. Credit Facility

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by the Company's subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents are secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants, and events of default, including restrictions on certain payments of dividends by the Company. As of March 31, 2017, there were no outstanding revolving loans under the credit facility, and the Company was in compliance with all covenants under the Credit Agreement.

9. Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended March 31,
	2017	2016
Net income	$4,327	$1,197
Denominator for basic earnings per share - weighted average shares	105,708,526	105,538,271
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	8,022,065	6,501,589
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	113,730,591	112,039,860
Income per common share - basic	$0.04	$0.01
Income per common share - diluted	$0.04	$0.01

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2017	2016
Outstanding Stock Options	7,105,788	5,981,250
Restricted Stock Awards	916,277	520,339
	8,022,065	6,501,589

10. Equity
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

Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	12,552,608	$3.61
Granted	—	$—
Exercised	(387,653)	$4.68
Unvested options forfeited	(22,971)	$6.46
Vested options expired	(56,329)	$5.80
Outstanding at March 31, 2017	12,085,655	$3.55	5.24	$72,155,029
Vested at March 31, 2017	11,824,156	$3.48	5.20	$71,633,353
Vested or expected to vest at March 31, 2017 (a)	12,057,583	$3.55	5.24	$72,148,754

(a)	Includes forfeiture-adjusted unvested shares.
The intrinsic value of the options exercised during the three months ended March 31, 2017, was approximately $1,665,512.

Following is a summary of stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50 - $0.76	431,429	2.1	$0.72	431,429	$0.72
$0.87 - $1.35	4,322,236	4.4	1.19	4,318,569	1.19
$1.40 - $2.45	1,362,424	3.8	1.92	1,362,424	1.92
$2.66 - $3.99	850,513	5.6	3.07	830,513	3.07
$4.19 - $6.38	2,808,206	6.2	5.37	2,712,379	5.34
$6.45 - $9.78	2,209,847	6.9	7.30	2,107,346	7.28
$9.90- $10.99	101,000	7.7	10.40	61,496	10.43
	12,085,655	5.2	$3.55	11,824,156	$3.48

Total unrecognized compensation expense related to granted stock options at March 31, 2017, was approximately $427,135 and will be charged to expense ratably through October 2017.
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
There were no options granted during the three months ended March 31, 2017 and March 31, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards for the three months ended March 31, 2017 is summarized as follows and includes 17,539 shares of common stock valued at approximately $166,000 which were issued under the 2016 Plan to a consultant in return for services performed:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,828,445	$8.53
Granted	2,509,750	8.30
Vested	(1,007,272)	8.54
Forfeited	(93,450)	8.74
Unvested at March 31, 2017	5,237,473	$8.42
As of March 31, 2017, there was approximately $36,153,619 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.34 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at March 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$136	$96
Research and development	134	205
Selling, general and administrative	4,401	4,314
	$4,671	$4,615
Treasury Stock
On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2017, and increased the total authorization to $86 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the three months ended March 31, 2017, the Company purchased 1,540,398 shares of its common stock for a purchase price of approximately $12,620,000 before brokerage commissions of approximately $46,000. As of March 31, 2017, the Company had approximately $17,316,000 of availability remaining under the repurchase program. In addition, the Company purchased during the quarter 285,469 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Additionally, for the three months ended March 31, 2017, the Company reissued 1,820,675 shares from the Treasury for restricted stock grants and stock option exercises, net of forfeitures, with an aggregate carrying value of approximately $14,227,000.
11. Income taxes

The effective tax rates for continuing operations of 28.4% and 15.2% for the three months ended March 31, 2017 and March 31, 2016, respectively, were determined using an estimated annual effective tax rate and includes the impact of discrete items of approximately ($355,000) in 2017 and ($350,000) in 2016. As of the end of March 2017, the projected annual effective tax rate for 2017 is 34.2%. The discrete impact to the tax expense for the first quarter of 2017 related to ASU 2016-09 was insignificant. See Note 2.

12. Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$100	$56
Income taxes paid	58	139
Stock issuance of 441,009 shares in connection with acquisition	—	3,346
Stock issuances of 17,539 and 20,406 shares in exchange for services performed, respectively	166	173

13. Contractual Commitments and Contingencies
Contractual Commitments
In addition to the capital leases noted above in Note 6, the Company has entered into operating lease agreements for facility space and equipment. These leases expire over the next seven years and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration. The Company also has commitments for meeting space.
The estimated annual lease payments, meeting space commitments are as follows (in thousands):

12-month period ended March 31,
2018	$2,612
2019	1,790
2020	1,805
2021	1,353
2022	1,241
Thereafter	1,279
$10,080

Rent expense for the three months ended March 31, 2017 and 2016, was approximately $434,000 and $423,000, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $52,000. These obligations are reduced at various times over the life of the lease.
FDA Untitled Letter and Draft Guidance
On August 28, 2013, the FDA issued an Untitled Letter alleging that the Company's micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, MiMedx would need a biologics license to lawfully market those micronized products. Since the issuance of the Untitled Letter, the Company has been in discussions with the FDA to communicate its disagreement with the FDA's assertion that the Company's micronized allografts are more than minimally manipulated. To date, the FDA has not changed its position that the Company's micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company continues to market its micronized products but is also pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.

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

Former Employee Litigation

On December 13, 2016, the Company filed lawsuits against former employees Jess Kruchoski (in the lawsuit styled MiMedx Group, Inc. v. Academy Medical, LLC, et. al. in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Action”)) and Luke Tornquist (in the lawsuit styled MiMedx Group, Inc., v. Luke Tornquist in the Superior Court for Cobb County, Georgia, which was removed to the United States District Court for the Northern District of Georgia (the “Georgia Action”)).  Both the Florida and Georgia Actions assert claims against Messrs. Kruchoski and Tornquist that each of them violated their restrictive covenants entered into with the Company, that each of them misappropriated trade secrets of the Company, that each of them tortiously interfered with contracts between the Company and its customers and employees and that each of them breached his duty of loyalty owed to the Company, among other claims.

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

On January 26, 2017, the Company and Mr. Petit filed motions to dismiss the Minnesota Action.  In response, Messrs. Kruchoski and Tornquist voluntarily dismissed the Minnesota Action without prejudice on February 7, 2017. On February 7, 2017, Mr. Tornquist filed his Answer and Counterclaims in the Georgia Action wherein he asserted claims similar to those he had asserted in the Minnesota Action, with the exception that he did not include a claim of tortious interference against Mr. Petit.  On February 13, 2017, the Judge in the Georgia Action entered a Consent Order enforcing the restrictive covenants against Mr. Tornquist.  On February 27, 2017, the Judge in the Florida Action entered a Consent Order enforcing the restrictive covenants against Mr. Kruchoski.

On February 15, 2017, Mr. Kruchoski filed a new lawsuit in Georgia against MiMedx and Mr. Petit, making many of the same allegations in that suit as were made in the Minnesota suit, with the addition of claims against the Company and Mr. Petit for defamation.  In March, MiMedx and Mr. Petit both filed motions to dismiss Mr. Kruchoski’s claims, which motions are currently pending, arguing, among other things, that the claims should be brought in the Florida Action.

On December 29, 2016, MiMedx also initiated an action against former employee Mike Fox in the United States District Court for the Northern District of Illinois alleging breach of contract with respect to his restrictive covenants, breach of his duty of loyalty, breach of his fiduciary duty and for the return of certain MiMedx property.

On December 30, 2016, MiMedx initiated a lawsuit against former employee Harold Purdy and his company, Recon Medical Devices, LLC in the Texas state district court for Dallas County alleging breach of Mr. Purdy’s restrictive covenants, breach of Mr. Purdy’s duty of loyalty, conspiracy to breach other employees' duties to MiMedx, tortious interference, and misappropriation of trade secrets. Mr. Purdy has a pending counterclaim against MiMedx alleging breach of contract.

The Company continues to vigorously pursue its claims asserted in all of these actions and also to vigorously defend against the lawsuits and counterclaims asserted against it.

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

The Vivex Action

On April 1, 2016, the Company also filed a patent infringement lawsuit against Vivex BioMedical (“Vivex”) for permanent injunctive relief and unspecified damages (the "Vivex Action"). The lawsuit was filed in the United States District Court for the Northern District of Georgia. The patent at issue is the 8,709,494 patent (the "'494" patent). Vivex answered the Company’s complaint and filed counterclaims of non-infringement and invalidity. On January 4, 2017, the Court granted a joint motion to stay the proceedings pending the outcome of the Bone Bank Action.

IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "'687" patent) and the '494 patent; while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

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

Further, on March 31, 2017, Vivex filed a petition to initiate a new IPR with respect to the ‘494 patent, which MiMedx intends to vigorously oppose.

14. Subsequent Events
None

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended March 31, 2017
Allowance for doubtful accounts	$4,842	$1,950	$(23)	$6,769
Allowance for product returns	4,894	2,631	(2,488)	5,037
Allowance for obsolescence	828	435	(289)	974

For the three months ended March 31, 2016
Allowance for doubtful accounts	$3,270	$602	$—	$3,872
Allowance for product returns	1,262	1,300	(911)	1,651
Allowance for obsolescence	397	235	(28)	604

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix® and EpiFix® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord® and AmnioCord® brands; Placental Collagen family with CollaFix™ and AmnioFill® brands; and Bone family with Physio® brand. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord and AmnioCord are derived from the umbilical cord; Physio is a bone grafting material comprised of 100% bone tissue with no added carrier; and CollaFix, our next brand we plan to commercialize, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair.

Results of Operations Comparison for the Three Months Ended March 31, 2017, to the Three Months Ended March 31, 2016
Revenue

We recorded revenue for the quarter ended March 31, 2017 of $72.6 million, a $19.2 million or 36.0% increase over the quarter ended March 31, 2016 revenue of $53.4 million.
Wound Care revenue in the first quarter of 2017 was $54.9 million which represented a $15.6 million, or 39.7%, increase over the first quarter of 2016 revenue of $39.3 million. Surgical, Sports Medicine & Orthopedics (SSO) revenue in the first quarter of 2017 was $17.7 million which represented a $3.6 million, or 25.5%, increase over the first quarter of 2016 revenue of $14.1 million.
The increase of $19.2 million in the first quarter of 2017 revenue as compared to the first quarter of 2016 includes approximately $21.7 million in volume from market share gains and market expansion. Overall pricing was $0.6 million more favorable partially offsetting an unfavorable mix of $3.1 million.
We group our products into two categories: Wound Care and Surgical, Sports Medicine & Orthopedics (SSO) for purposes of the required disclosure under ASC 280-10-50-40. This grouping of products does not constitute a basis for resource allocation but is information intended to provide the reader with the ability to better understand our product categories. These groupings also do not meet the criteria under ASC 280-10-50-1 as a separate segment.
Gross Margin

Gross margins in the first quarter of 2017 were 88.0% as compared to 85.1% in the first quarter of 2016. Gross margins increased due to the impact of lower one-time inventory costs incurred in connection with the Stability acquisition as well as volume driven manufacturing efficiencies and yield improvement in our in Wound Care and SSO product lines.
Research and Development Expenses

Our research and development expenses increased approximately $1.7 million, or 68.0%, to $4.2 million in the first quarter of 2017, compared to approximately $2.5 million in the first quarter of 2016. The increase is primarily related to increased investments in clinical trials, animal studies, lab supplies, consulting fees and personnel costs. We expect research and development expenses to remain in line with current spending on a percentage of sales basis moving forward.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the first quarter of 2017 increased approximately $12.4 million, or 30.5%, to $53.0 million compared to $40.6 million for the first quarter of 2016. Selling expense increases were driven primarily by costs associated with the continued build out of our direct sales organization for both the Wound Care and SSO markets, where headcount grew by 54 during the past twelve months, as well as increased commissions due to higher sales volume. General and administrative expense increases were driven primarily by costs associated with adding personnel to support continued growth including reimbursement staffs and other support areas. Selling, General and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization and share-based compensation. Share-based compensation included in Selling, General and Administrative for the the first quarter of 2017 and 2016, was approximately $4.4 million and $4.3 million, respectively, an increase of approximately $0.1 million, or 2.3%.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased approximately $0.3 million, or 37.5%, to $0.5 million for the first quarter of 2017, compared to $0.8 million in the the first quarter of 2016. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Income Taxes
The effective tax rate increased approximately 13% when compared to the same period of 2016, primarily due to the smaller relative impact of discrete tax items on the larger quarterly pre-tax book income in 2017.

Liquidity and Capital Resources
As of March 31, 2017, the Company had approximately $30.9 million of cash and cash equivalents. The Company reported total current assets of approximately $121.9 million and total current liabilities of approximately $49.6 million at March 31, 2017, which represents a current ratio of 2.5 as of March 31, 2017.

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million. As of March 31, 2017, the Company was in compliance with all of its covenants.
For the three months ended March 31, 2017, the Company repurchased 1,540,398 shares of its common stock for a purchase price of approximately $12,620,000, before brokerage commissions of approximately $46,000 bringing the total amount spent under the program to approximately $68,684,000 since inception. As of March 31, 2017, the Company had approximately $17,316,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, during the three months ended March 31, 2017, the Company repurchased 285,469 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Contingencies
See Note 13 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of March 31, 2017 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$21	$21	$—	$—	$—
Operating lease obligations	8,417	1,550	2,994	2,594	1,279
Software license	261	95	166	—	—
Meeting space commitments	1,402	967	435	—	—
	$10,101	$2,633	$3,595	$2,594	$1,279

Discussion of cash flows
Net cash from operations during the three months ended March 31, 2017 increased approximately $11.6 million to approximately $10.6 million, compared to $(1.0) million from operating activities for the three months ended March 31, 2016, primarily attributable to an increase in net income, as well as favorable changes in accounts payable, accrued compensation and income taxes when compared to the prior year.
Net cash used in investing activities during the three months ended March 31, 2017 was approximately $1.0 million, compared to approximately $9.3 million for 2016. Cash used in the three months ended March 31, 2016 for the acquisition of Stability totaled $7.6 million.
Net cash used in financing activities during the three months ended March 31, 2017 increased approximately $10.0 million to $13.1 million compared to $3.1 million of cash used during the three months ended March 31, 2016. Cash used in financing activities during the three months ended March 31, 2017 included approximately $12.7 million for stock repurchases under the repurchase plan compared to $3.5 million in the prior year. Additionally, the Company received $1.9 million from the exercise of stock options compared to approximately $1.1 million in the prior year.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) interest income and expense, (iii) income taxes, (iv) one time acquisition related costs, (v) the effect of purchase accounting due to acquisitions and (vi) share-based compensation expense. Due to the impact of the acquisition of Stability in January 2016, we have decided to provide additional adjusted non-GAAP measures to provide comparability of normal ongoing operating results. Beginning in 2016, we have reported Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per Share to normalize results for comparison purposes. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted Net Income and Adjusted Diluted Net Income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets and (iv) share-based compensation. Reconciliations of GAAP Net Income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income and Adjusted Diluted Net Income per Share for the three months ended March 31, 2017 and 2016 appear in the tables below (in thousands).
The Company's Adjusted EBITDA for the three months ended March 31, 2017, was approximately $12.4 million which is an increase of $3.3 million as compared to the three months ended March 31, 2016. The increase was attributable to higher net income before taxes, partially offset by a lower add back for one-time costs incurred in connection with the Stability acquisition compared to the prior year.

	Three Months Ended March 31,
	2017	2016
Net Income (Per GAAP)	$4,327	$1,197

Add back:
Income taxes	1,713	214
One time costs incurred in connection with acquisition	—	713
One time inventory costs incurred in connection with acquisition	75	734
Other interest expense, net	145	56
Depreciation expense	946	734
Amortization of intangible assets	526	810
Share-based compensation	4,671	4,615
Adjusted EBITDA	$12,403	$9,073

Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross Margin (Per GAAP)	$63,864	$45,421

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	75	734
Gross Margin before Amortization of inventory fair value step-up	$63,939	$46,155
Adjusted Gross Margin	88.1%	86.5%

Reconciliation of "Adjusted Net Income" and "Adjusted Diluted Net Income" per share defined as Net Income less Amortization, One Time Costs and Share-Based Compensation (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net Income (Per GAAP)	$4,327	$1,197

Non-GAAP Adjustments:
Tax rate normalization*	(355)	(350)
One time costs incurred in connection with acquisition	—	713
One time inventory costs incurred in connection with acquisition	75	734
Amortization of intangible assets	526	810
Share - based compensation	4,671	4,615
Estimated income tax impact from adjustments	(1,805)	(2,777)
Adjusted Net Income	$7,439	$4,942
Adjusted Diluted Net Income per Share	$0.07	$0.04
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	113,730,591	112,039,860
*Assumes a normalized tax rate of 40% for 2016 and 34% for 2017.
Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company's accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the Condensed Consolidated Financial Statements contained herein.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at March 31, 2017, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K"), which continues to exist as of March 31, 2017.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Company took steps during the first quarter of 2017 to remediate its material weakness in internal control over financial reporting related to our accounting for income taxes.  In reviewing the Company's tax accounting in preparation for filing the 2016 10-K, management concluded the Company had a material weakness in the design of our internal control over the tax accounting related to an overstatement of an excess tax benefit which, if undetected could have resulted in an understatement of income taxes payable. Specifically, management did not have adequate supervision and review of certain technical tax accounting performed by a third party tax specialist in 2016.

The Company has made progress implementing activities and improvements to address the control deficiency that led to the material weakness during the first quarter of 2017 which include:

•	Implementing specific review procedures, including the increased involvement of our CFO and Controller.

•	Beginning the process of hiring of an internal tax specialist to oversee the work performed by the third - party tax specialists.

•	Strengthening our income tax control with improved documentation standards, technical oversight, and training.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and generally strengthen our internal control over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to make additional improvements in internal control during the remainder of 2017. Our goal is to remediate this material weakness by the end of the 2017 fiscal year, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the efforts discussed immediately above in Remediation of the Material Weakness in Internal Control over Financial Reporting, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal claims and actions incidental to our business. These items are more fully discussed in Note 13 to our Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased under publicly announced plan(b)	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining December 31, 2016					$9,935,789

January 1, 2017 - January 31, 2017	726,100	$8.25	719,398	$5,934,607	$4,001,182

February 1 - February 28, 2017	669,136	$7.82	395,000	$3,087,675	$913,507

February 2017 increased spending authorization					$20,000,000

March 1 - March 31, 2017	430,631	$8.45	426,000	$3,597,871	$17,315,636

Total for the quarter	1,825,867		1,540,398	$12,620,153

(a) Shares repurchased during the quarter include 285,469 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. The Board subsequently extended the program until December 31, 2017, and increased the total authorization to $86 million. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The above table sets forth information regarding the purchases of the Company’s equity securities made under the repurchase program during the quarter prior to brokerage commissions of approximately $46,000.
Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Reference	Description

10.1
Amendment dated March 7, 2017 to the Lease dated January 25, 2013 by and between the MiMedx Group, Inc. and CPVF II West Oak LLC (as successor in interest to HUB Properties GA, LLC) (incorporated by reference to Exhibit 3.1 to the Registrants Form 8-K filed on March 13, 2017)

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

May 1, 2017
	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)