Form 10-Q
period 2017-06-30
MIMEDX GROUP, INC.
filed 2017-07-31
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Yes ☐ No ☒

As of July 14, 2017, there were 112,470,030 shares of the registrant’s common stock outstanding.

Forward-Looking Statements

This Form 10-Q and certain information incorporated herein by reference contain forward-looking statements and information within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  This information includes assumptions made by, and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources, acceptance of our products by the market, and management’s plans and objectives. In addition, certain statements included in this and our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval, which are not statements of historical fact, are forward-looking statements. Words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “expectation,” “anticipate,” “estimate,” “intend,” “seeks,” “plan,” “project,” “continue,” “predict,” “will,” “should,” and other words or expressions of similar meaning are intended by us to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are found at various places throughout this report and in the documents incorporated herein by reference.  These statements are based on our current expectations about future events or results and information that is currently available to us, involve assumptions, risks, and uncertainties, and speak only as of the date on which such statements are made.
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

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,533	$34,391
Accounts receivable, net	60,738	67,151
Inventory, net	15,033	17,814
Prepaid expenses	8,218	5,894
Other current assets	1,024	1,288
Total current assets	132,546	126,538
Property and equipment, net of accumulated depreciation	14,419	13,786
Goodwill	20,203	20,203
Intangible assets, net of accumulated amortization	22,289	23,268
Deferred tax asset, net	10,144	9,114
Deferred financing costs and other assets	264	354
Total assets	$199,865	$193,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,504	$11,436
Accrued compensation	14,719	12,365
Accrued expenses	7,986	10,941
Current portion of earn out liability	17,574	8,740
Income taxes	(822)	5,768
Other current liabilities	550	1,482
Total current liabilities	51,511	50,732
Earn out liability	—	8,710
Other liabilities	1,084	821
Total liabilities	52,595	60,263
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,534,526 issued and 112,462,283 outstanding at June 30, 2017 and 110,212,547 issued and 109,862,787 outstanding at December 31, 2016	112	110
Additional paid-in capital	161,883	161,261
Treasury stock at cost: 72,243 shares at June 30, 2017 and 349,760 shares at December 31, 2016	(966)	(2,216)
Accumulated deficit	(13,759)	(26,155)
Total stockholders' equity	147,270	133,000
Total liabilities and stockholders' equity	$199,865	$193,263
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$76,412	$57,342	$149,019	$110,710
Cost of sales	8,631	7,394	17,374	15,341
Gross margin	67,781	49,948	131,645	95,369

Operating expenses:
Research and development expenses	4,747	3,168	8,949	5,664
Selling, general and administrative expenses	55,314	42,772	108,265	83,420
Amortization of intangible assets	507	447	1,033	1,257
Operating income	7,213	3,561	13,398	5,028

Other expense, net
Interest expense, net	(149)	(111)	(294)	(167)

Income before income tax provision	7,064	3,450	13,104	4,861
Income tax (provision) benefit	1,005	(1,475)	(708)	(1,689)

Net income	$8,069	$1,975	$12,396	$3,172

Net income per common share - basic	$0.08	$0.02	$0.12	$0.03

Net income per common share - diluted	$0.07	$0.02	$0.11	$0.03

Weighted average shares outstanding - basic	106,805,162	106,191,932	106,254,433	105,873,727

Weighted average shares outstanding - diluted	117,285,865	112,148,415	115,856,317	112,095,051
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance December 31, 2016	110,212,547	$110	$161,261	349,760	$(2,216)	$(26,155)	$133,000
Share-based compensation expense	—	—	9,926			—	9,926
Exercise of stock options	1,097,933	1	1,723	(859,639)	7,468	—	9,192
Issuance of restricted stock	1,224,046	1	(12,540)	(1,592,093)	12,539	—	—
Restricted stock shares canceled/forfeited	—	—	1,472	192,198	(1,472)	—	—
Shares issued for services performed		—	41	(17,539)	125	—	166
Share repurchase	—	—		1,685,993	(14,744)	—	(14,744)
Shares repurchased for tax withholding	—	—		313,563	(2,666)		(2,666)
Net income	—	—	—	—	—	12,396	12,396
Balance June 30, 2017	112,534,526	$112	$161,883	72,243	$(966)	$(13,759)	$147,270

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,396	$3,172
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,061	1,555
Amortization of intangible assets	1,033	1,257
Amortization of inventory fair value step-up	153	1,224
Amortization of deferred financing costs	90	91
Share-based compensation	9,926	9,124
Change in deferred income taxes	(1,030)	(356)
Increase (decrease) in cash, net of effects of acquisition, resulting from changes in:
Accounts receivable	6,413	894
Inventory	2,628	(2,245)
Prepaid expenses	(2,324)	(1,781)
Other current assets	264	92
Accounts payable	234	(5,597)
Accrued compensation	2,354	(4,789)
Accrued expenses	(2,833)	2,344
Income taxes	(6,590)	1,388
Other liabilities	(652)	(70)
Net cash flows from operating activities	24,123	6,303

Cash flows from investing activities:
Purchases of equipment	(2,694)	(3,755)
Purchase of Stability Inc., net of cash acquired	—	(7,631)
Fixed maturity securities redemption	—	3,000
Patent application costs	(54)	(327)
Net cash flows from investing activities	(2,748)	(8,713)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,192	2,016
Share repurchase under repurchase plan	(14,744)	(3,530)
Share repurchase for tax withholdings on vesting of restricted stock	(2,666)	(684)
Deferred financing costs	—	(61)
Payments under capital lease obligations	(15)	(14)
Net cash flows from financing activities	(8,233)	(2,273)

Net change in cash	13,142	(4,683)

Cash and cash equivalents, beginning of period	34,391	28,486
Cash and cash equivalents, end of period	$47,533	$23,803
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the six months ended June 30, 2017 and 2016, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Inventories
Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.  Inventory is tracked through Raw Material, WIP, and Finished Good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.

Revenue Recognition

The Company sells its products through a combination of a direct sales force, independent stocking distributors and third party representatives in the U.S. and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company records revenues from sales to our independent stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Our customers and stocking distributors do not have any contractual rights of return or exchange other than for defective product or shipping error; however, in limited situations, we do accept returns or exchanges at our discretion.
Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, were historically made through a distributor relationship with AvKARE Inc., which is a veteran-owned General Services Administration Federal Supply Schedule (FSS) contractor. The Company's agreement with AvKARE expired on June 30, 2017. Upon termination of the agreement, the Company has an obligation to repurchase AvKARE’s remaining inventory, within ninety (90) days in accordance with the terms of the agreement. As of June 30, 2017, the Company has estimated this liability and has included it in its allowance for product returns.
A portion of the Company’s revenue is generated from consignment inventory maintained at hospitals or physicians' offices. Significant terms of our consignment agreements state that title to the inventory remains with the Company until the product, which has been segregated by the consignee, is withdrawn and therefore purchased by the consignee. The Consignee accepts all risk of loss and full responsibility for any product in the consignment inventory that may be opened, lost, stolen or damaged. The Company recognizes revenue when we are notified that product has been used or implanted.
We make estimates of potential future sales returns, discounts and allowances related to current period product revenue and these are reflected as a reduction of revenue in the same period revenue is recognized. We base our estimate for sales returns, discounts and allowances on historical sales and product return information, including historical experience and actual and projected trend information as well as projected sales returns based on estimated usage and contractual arrangements. These estimates have historically been materially consistent with actual results.
We continually evaluate new and current customers, including our stocking distributors, for collectability based on various factors including past history with the customer, evaluation of their creditworthiness, and current economic conditions. We only record revenue when collectability is reasonably assured.
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
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $54,000 of patent costs during the first six months of 2017. The Company capitalized approximately $327,000 of patent costs during the first six months of 2016.

Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a first-in first-out (FIFO) basis.
Recently Issued and Adopted Accounting Standards
The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective. In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. We are in the process of evaluating the impact of the adoption of the standard. We have identified one revenue stream from our contracts with customers: product sales. While our evaluation of our contracts for product sales is in its initial stage, based upon the results of our work to date we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated financial statements either at initial implementation or on an ongoing basis.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from both capital and operating leases. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three-month period ended June 30, 2017, the Company recorded an income tax benefit of $2,675,000 related to the excess tax benefit of exercised awards during the period, that would have been recorded in additional paid-in capital during prior years. For the six-month period ended June 30, 2017, the Company recorded an income tax benefit of $2,694,000 related to the excess tax benefit of exercised awards during the period, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time. The Company has elected to continue to estimate forfeitures expected to occur to determine the share-based compensation expense.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.” The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.
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
All other ASUs issued and not yet effective for the six months ended June 30, 2017, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3. Acquisition of Stability Inc.

On January 13, 2016, the Company completed the acquisition of Stability Inc., d/b/a Stability Biologics ("Stability"), a provider of human tissue products to surgeons, facilities and distributors serving the surgical, spine and orthopedic sectors of the healthcare industry. As a result of this transaction, the Company acquired all of the outstanding shares of Stability in exchange for $6,000,000 cash, $3,346,000 in stock, represented by 441,009 shares of our common stock, and assumed debt of $1,771,000. Additional one time costs incurred in connection with the transaction totaled $1,088,000 and were included within selling, general and administrative expenses on our Consolidated Statements of Operations in the first quarter of 2016. Contingent consideration may be payable in a formula determined by sales less certain expenses for the years 2016 and 2017. The contingent consideration was valued at $17,450,000 as part of the acquisition accounting and is shown in the schedule below as fair value of earn-out. The Company used a third party specialist to assist us with the valuation. However, the purchase price allocation figures should be attributed to the Company and not to the third party valuation firm. The Company anticipates that any payments to be made will approximate the fair value of the contingent consideration of $17,450,000 determined as of the acquisition date and we have not adjusted the accrued earn-out liability recorded as part of the acquisition accounting except to record interest expense. The contingent consideration was classified as a liability and is adjusted to fair value at each reporting period until payment is made with the changes in fair value recognized as a period expense.

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
lockups which restricted sales for up to twelve months post-transaction.

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

The acquisition was accounted for as a purchase business combination as defined by FASB Topic 805 - "Business Combinations." The fair value of the contingent consideration is measured as a Level 3 instrument. The contingent consideration liability was recorded at fair value on the acquisition date. Increases or decreases in the fair value of contingent consideration can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measured is based on significant inputs that are not observable in the market, they are categorized as Level 3. The income valuation approach was applied in determining the fair value of the contingent consideration using a discounted cash flow valuation technique with significant unobservable inputs comprised of projected sales and certain expenses.
The following table presents a reconciliation of those liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) (in thousands):

Contingent
Consideration
Obligation
Balance December 31, 2016	$17,450
Changes in fair value of contingent consideration (a)	124
Payment of contingent consideration	—
Balance June 30, 2017	$17,574
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
Goodwill is attributable to the assembled workforce of Stability and the synergies expected to arise following the acquisition. Goodwill is not expected to be deductible for tax purposes. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. The Company used a third-party specialist to assist it with estimating the fair value of Goodwill. However, the purchase price allocation figures and residual Goodwill should be attributed to the Company and not to the third-party valuation firm. Goodwill is tested for impairment on an annual basis as defined by FASB Topic 350 - "Intangibles - Goodwill and Other".

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

The amount of the contingent consideration recognized as of the acquisition date was $17,450,000. The structure of the earn-out is such that the Sellers should always earn at least some payout during the applicable periods. The payout to the Sellers is not capped, and therefore there is no pre-determined upper bound to the undiscounted range. Therefore an estimate of the range of outcomes cannot be estimated.

As the Company is managed and operates in one segment, and since Stability was merged with the Company's existing operations, the Company has determined that disaggregation of the Company's operating results to provide the amount of revenue and earnings for Stability since the acquisition date is impracticable.

4. Inventories
Inventories consisted of the following items as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$786	$1,148
Work in process	6,228	6,677
Finished goods	9,132	10,817
Inventory, gross	16,146	18,642
Reserve for obsolescence	(1,113)	(828)
Inventory, net	$15,033	$17,814

5. Property and Equipment
Property and equipment consisted of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Leasehold improvements	$3,323	$3,274
Lab and clean room equipment	10,226	8,666
Furniture and office equipment	8,700	7,051
Construction in progress	2,736	3,300
Property and equipment, gross	24,985	22,291
Less accumulated depreciation	(10,566)	(8,505)
Property and equipment, net	$14,419	$13,786
Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $15,000 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest rate for the lease is approximately 12% with a maturity date of January 2018.
Also included in net property and equipment is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Depreciation expense for the six months ended June 30, 2017 and 2016, was approximately $2,061,000 and $1,555,000, respectively, and approximately $1,115,000 and $821,000 for the three months ended June 30, 2017 and 2016, respectively.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	June 30, 2017	December 31, 2016
		Cost	Cost
Licenses (a) (b) (c) (d)	7 years	$1,399	$1,399
Patents & Know-How (b) (d)	19 years	14,842	14,839
Customer & Supplier Relationships (b) (d)	13 years	9,091	9,091
Tradenames & Trademarks (d)	indefinite	1,458	1,458
Non-compete agreements	4 years	830	830
In Process Research & Development (b)	various	25	25
Patents in Process (c)	various	2,669	2,618
Total		30,314	30,260
Less Accumulated amortization and impairment charges		(8,025)	(6,992)
Net		$22,289	$23,268

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of June 30, 2017, the license was fully amortized.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000. For the six months ended June 30, 2017, approximately $1,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization over the life of the patents.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization.

(d)
On January 13, 2016, the Company acquired Stability. As a result, the Company recorded intangible assets for Patents & Know-How of $6,790,000, Customer & Supplier Relationships of $5,330,000, Non-compete agreements of $830,000, Tradenames & Trademarks of $450,000 and Licenses of $390,000.

Amortization expense for the six months ended June 30, 2017 and 2016, was approximately $1,033,000 and $1,257,000, respectively, and $507,000 and $447,000 for the three months ended June 30, 2017 and 2016, respectively.

Expected future amortization of intangible assets as of June 30, 2017, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2017 (a)	$1,012
2018	1,829
2019	1,829
2020	1,622
2021	1,622
Thereafter	12,917
$20,831
(a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after June 30, 2017.

7. Credit Facility

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by the Company's subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents are secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs are being amortized to interest expense over the three-year life of the facility. The Credit Agreement contains customary representations, warranties, covenants and events of default, including restrictions on certain payments of dividends by the Company. As of June 30, 2017, there were no outstanding revolving loans under the credit facility, and the Company was in compliance with all covenants under the Credit Agreement.

8. Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$8,069	$1,975	$12,396	$3,172
Denominator for basic earnings per share - weighted average shares	106,805,162	106,191,932	106,254,433	105,873,727
Effect of dilutive securities: Stock options and restricted stock outstanding(a)	10,480,703	5,956,483	9,601,884	6,221,324
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	117,285,865	112,148,415	115,856,317	112,095,051
Income per common share - basic	$0.08	$0.02	$0.12	$0.03
Income per common share - diluted	$0.07	$0.02	$0.11	$0.03

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding Stock Options	2,352,318	5,644,128	1,729,407	5,805,870
Restricted Stock Awards	8,128,385	312,355	7,872,477	415,454
	10,480,703	5,956,483	9,601,884	6,221,324

9. Equity
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

Stock Options
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	12,552,608	$3.61
Granted	—	$—
Exercised	(1,957,572)	$4.70
Unvested options forfeited	(25,005)	$6.46
Vested options expired	(66,825)	$5.71
Outstanding at June 30, 2017	10,503,206	$3.39	4.91	$121,705,038
Vested at June 30, 2017	10,358,873	$3.32	4.87	$120,706,504
Vested or expected to vest at June 30, 2017 (a)	10,504,435	$3.38	4.87	$121,696,530

(a)	Includes forfeiture-adjusted unvested shares.
The intrinsic value of the options exercised during the six months ended June 30, 2017, was approximately $13,104,345.

Following is a summary of stock options outstanding and exercisable at June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.70 - $1.09	1,099,429	3.1	$0.91	1,099,429	$0.91
$1.10 - $1.65	4,297,879	4.0	1.30	4,297,879	1.30
$2.45 - $3.75	909,853	5.2	2.77	909,853	2.77
$3.95 - $5.99	1,916,931	5.9	5.18	1,918,965	5.18
$6.02 - $9.13	2,120,489	6.6	7.04	2,028,160	7.04
$9.22 - $10.99	158,625	7.5	10.05	104,587	10.05
	10,503,206	4.9	$3.39	10,358,873	$3.32

Total unrecognized compensation expense related to granted stock options at June 30, 2017, was approximately $227,673 and will be charged to expense ratably through December 2017.
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
There were no options granted during the six months ended June 30, 2017 and June 30, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards for the six months ended June 30, 2017 is summarized as follows and includes 17,539 shares of common stock valued at approximately $166,000 which were issued under the 2016 Plan to a consultant in return for services performed:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,828,445	$8.53
Granted	2,833,678	8.82
Vested	(1,288,485)	8.33
Forfeited	(192,198)	8.66
Unvested at June 30, 2017	5,181,440	$8.74
As of June 30, 2017, there was approximately $35,526,766 of total unrecognized stock-based compensation related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.16 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at June 30, 2017.

For the three and six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$138	$95	$274	$190
Research and development	143	155	277	360
Selling, general and administrative	4,974	4,259	9,375	8,574
	$5,255	$4,509	$9,926	$9,124
Treasury Stock
On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. Our Board subsequently extended the program until December 31, 2017, and increased the total authorization to $100 million as of July 26, 2017. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the six months ended June 30, 2017, the Company purchased 1,685,993 shares of its common stock for a purchase price of approximately $14,693,000 before brokerage commissions of approximately $51,000. As of June 30, 2017, the Company had approximately $15,243,000 of availability remaining under the repurchase program. In addition, the Company purchased 313,563 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock for the six months ended June 30, 2017.
Additionally, for the six months ended June 30, 2017, the Company reissued 2,277,073 shares from the Treasury for restricted stock grants and stock option exercises, net of forfeitures, with an aggregate carrying value of approximately $18,659,439.
10. Income taxes

The effective tax rates for continuing operations of (14.2)% and 42.7% for the three months ended June 30, 2017 and June 30, 2016, respectively, were determined using an estimated annual effective tax rate and includes the impact of discrete items of approximately ($3,560,000) in 2017 and $0 in 2016, respectively.

The effective tax rates for continuing operations of 5.4% and 34.7%  for the six months ended June 30, 2017 and June 30, 2016, respectively, were determined using an estimated annual effective tax rate and includes the impact of discrete items of approximately ($3,916,000) in 2017 and ($350,000) in 2016, respectively. As of June 2017, the projected annual effective tax rate for 2017 is 35.3%.

11. Supplemental disclosure of cash flow and non-cash investing and financing activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$204	$76
Income taxes paid	8,289	631
Share issuance of 441,009 shares in connection with acquisition	—	3,346
Share issuances of 17,539 and 20,406 shares in exchange for services performed, respectively	166	173

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
The estimated annual lease payments, meeting space commitments are as follows (in thousands):

12-month period ended June 30,
2018	$2,918
2019	2,133
2020	1,907
2021	1,618
2022	1,600
Thereafter	1,170
$11,346

Rent expense for the six months ended June 30, 2017 and 2016, was approximately $842,000 and $859,000, respectively, and was approximately $407,000 and $436,000 for the three months ended June 30, 2017 and 2016, respectively, and is allocated among cost of sales, research and development and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $52,000.

FDA Untitled Letter and Draft Guidance

On August 28, 2013, the FDA issued an Untitled Letter alleging that the Company's micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, the Company would need a biologics license to lawfully market those micronized products. Since the issuance of the Untitled Letter, the Company has been in discussions with the FDA to communicate its disagreement with the FDA's assertion that the Company's micronized allografts are more than minimally manipulated. To date, the FDA has not changed its position that the Company's micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company continues to market its micronized products but is also pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.

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

On October 28, 2015, the FDA issued for comment, "Draft Guidance for Industry and FDA Staff: Homologous Use of Human Cells, Tissues, and Cellular and Tissue-Based Products." The Company submitted comments on this Homologous Use draft guidance as well. On September 12 and 13, 2016, the FDA held a public hearing to obtain input on the Homologous Use draft guidance and the previously released Minimal Manipulation draft guidance, as well as other recently issued guidance documents on HCT/Ps. The Company awaits further decision from the FDA on the draft guidances, but anticipates this will be a lengthy process.

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

Former Employee Litigation

On December 13, 2016, the Company filed lawsuits against former employees Jess Kruchoski (in the lawsuit styled MiMedx Group, Inc. v. Academy Medical, LLC, et. al. in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Action”)) and Luke Tornquist (in the lawsuit styled MiMedx Group, Inc., v. Luke Tornquist in the Superior Court for Cobb County, Georgia, which was removed to the United States District Court for the Northern District of Georgia (the “Georgia Action”)).  Both the Florida and Georgia Actions assert claims against Messrs. Kruchoski and Tornquist that each of them violated their restrictive covenants entered into with the Company, that each of them misappropriated trade secrets of the Company, that each of them tortiously interfered with contracts between the Company and its customers and employees and that each of them breached his duty of loyalty owed to the Company, among other claims. The Company sought injunctive relief against each of Mr. Kruchoski and Tornquist to enforce its restrictive covenants in place with each of them. The Company obtained consent injunctions from each party enforcing those covenants. The Company is also seeking monetary damages in an amount to be determined at trial

On December 15, 2016, Messrs. Kruchoski and Tornquist filed a lawsuit in the United States District Court of Minnesota (the “Minnesota Action”) against the Company and the Company’s Chairman and Chief Executive Officer, Parker Petit. The plaintiffs in this lawsuit each claimed that their employment with the Company was terminated in retaliation for their complaints about the Company’s alleged business practices in violation of the Dodd-Frank Act, 15 U.S.C. § 78u-6(h), and was an unlawful discharge in violation of Minnesota Statutes Section 181.931 subdivision 1. Mr. Kruchoski also claimed that the termination of his employment with the Company constituted marital status discrimination and familial status discrimination in violation of the Minnesota Human Rights Act. Messrs. Kruchoski and Tornquist also claimed that Mr. Petit tortiously interfered with their employment relationships with the Company.

On January 26, 2017, the Company and Mr. Petit filed motions to dismiss the Minnesota Action.  In response, Messrs. Kruchoski and Tornquist voluntarily dismissed the Minnesota Action without prejudice on February 7, 2017. On February 7, 2017, Mr. Tornquist filed his Answer and Counterclaims in the Georgia Action wherein he asserted claims similar to those he had asserted in the Minnesota Action, with the exception that he did not include a claim of tortious interference against Mr. Petit.  On February 13, 2017, the Judge in the Georgia Action entered a Consent Order enforcing the restrictive covenants against Mr. Tornquist.  On May 5, 2017, Mr. Tornquist filed an amended Answer and Counterclaim, adding claims for breach of contract and violations of O.C.G.A 10-1-702 relating to claims for unpaid commissions and common law defamation claims against the Company and Mr. Petit.  The Company and Mr. Petit both filed motions to dismiss the defamation claims, which are currently pending before the Court.  On February 27, 2017, the Judge in the Florida Action entered a Consent Order enforcing the restrictive covenants against Mr. Kruchoski.  The Defendants in the Florida Action filed motions to dismiss, which were denied on July 10, 2017.  The Company filed an Amended Complaint on July 12, 2017 asserting all the same causes of action for the purpose of making non-substantive edits requested by the Court.

On February 15, 2017, Mr. Kruchoski filed a new lawsuit in the United States District Court for the Northern District of Georgia against the Company and Mr. Petit, making many of the same allegations in that suit as were made in the Minnesota Action, with the addition of claims against the Company and Mr. Petit for defamation.  In March 2017, the Company and Mr. Petit both filed motions to dismiss Mr. Kruchoski’s claims.  On June 13, 2017, the Court granted the motions to dismiss, finding that Mr. Kruchoski’s claims are governed by the forum selection clause in his contracts and are compulsory counterclaims and should, therefore, be brought in the Florida Action.

On January 15, 2017, the Company initiated a lawsuit against former employee and sales agent Tracy Lucas and his company, BioResolutions LLC d/b/a Halo Wound Solutions ("Halo") in the Iowa state district court for Polk County. The suit alleges breach of a sales agency contract against Mr. Lucas, and alleges conspiracy to breach MiMedx's employees' duties of loyalty, tortious interference with MiMedx's employee and customer relationships, and misappropriation of trade secrets against all defendants relating to the defendants' use of then-current MiMedx employees to sell or market Halo's products to various entities, including MiMedx's customers. Defendants filed a motion for judgment on the pleadings which was denied by the Court on June 27, 2017. The case is currently in the discovery phase.

The Company continues to vigorously pursue its claims asserted in all of these actions and also to vigorously defend against the lawsuits and counterclaims asserted against it.

Patent Litigation

The Company continues to diligently enforce its intellectual property against several entities. Currently, there are four actions pending, as described below:

The Liventa Action

On April 22, 2014, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of Georgia against Liventa Bioscience, Inc. (formerly known as AFCell Medical, Inc.) ("Liventa"), Medline Industries, Inc. ("Medline") and Musculoskeletal Transplant Foundation, Inc. ("MTF") for permanent injunctive relief and unspecified damages (the "Liventa Action"). In addition to the allegations of infringement of the Company's patents, the lawsuit asserts that Liventa and Medline knowingly and willfully made false and misleading representations about their respective products to providers, patients, and in some cases, prospective investors. Though the terms of the agreement are confidential, the parties have reached a settlement of the false advertising claims for an undisclosed sum. The patent infringement claims are still pending as described below.

The Company asserts that Liventa, Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants filed parallel Inter Partes Review ("IPR") proceedings which are discussed below. The Company expects the case to go to trial in 2017.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, Defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. The Company expects the case to go to trial in 2017.

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

IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review (or "IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "'687" patent) and the '494 patent, while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

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

Further, on March 31, 2017, Vivex filed a petition to initiate a new IPR with respect to the ‘494 patent, which the Company intends to vigorously oppose.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended June 30, 2017
Allowance for doubtful accounts	$6,769	$500	$(50)	$7,219
Allowance for product returns	5,037	2,439	(4,015)	3,461
Allowance for obsolescence	974	305	(166)	1,113

For the three months ended June 30, 2016
Allowance for doubtful accounts	$3,872	$233	$(19)	$4,086
Allowance for product returns	1,708	2,106	(1,623)	2,191
Allowance for obsolescence	604	1,335	(159)	1,780

For the six months ended June 30, 2017
Allowance for doubtful accounts	$4,842	$2,450	$(73)	$7,219
Allowance for product returns	4,894	5,070	(6,503)	3,461
Allowance for obsolescence	828	741	(456)	1,113

For the six months ended June 30, 2016
Allowance for doubtful accounts	$3,270	$835	$(19)	$4,086
Allowance for product returns	1,262	3,467	(2,538)	2,191
Allowance for obsolescence	397	1,570	(187)	1,780

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

Results of Operations Comparison for the Three Months Ended June 30, 2017, to the Three Months Ended June 30, 2016
Revenue
We recorded revenue for the three months ended June 30, 2017 of $76.4 million, a $19.1 million, or 33.3%, increase over the three months ended June 30, 2016 revenue of $57.3 million.

Wound Care revenue for the three months ended June 30, 2017 was $54.7 million which represented a $12.7 million, or 30.2%, increase over the three months ended June 30, 2016 revenue of $42.0 million. Surgical, Sports Medicine & Orthopedics (SSO) revenue for the three months ended June 30, 2017 was $21.7 million which represented a $6.4 million, or 41.8%, increase over the three months ended June 30, 2016 revenue of $15.3 million.

The revenue increase of $19.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 includes approximately $23.0 million in volume from market share gains and market expansion. Overall pricing was $1.3 million more favorable partially offsetting an unfavorable mix of $5.2 million.
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
Gross Margin
Gross margins for the three months ended June 30, 2017 were 88.7% as compared to 87.1% for the three months ended June 30, 2016. Gross margins increased due to the impact of lower one-time inventory costs incurred in connection with the Stability acquisition as well as volume driven manufacturing efficiencies and yield improvement in our Wound Care and SSO product lines.
Research and Development Expenses
Our research and development expenses increased approximately $1.5 million, or 46.9%, to $4.7 million for the three months ended June 30, 2017, compared to approximately $3.2 million for the three months ended June 30, 2016. The increase is primarily related to increased investments in clinical trials. We expect research and development expenses to remain in line with current spending on a percentage of sales basis moving forward.
Selling, General and Administrative Expenses

Selling, General and Administrative expenses for the three months ended June 30, 2017 increased approximately $12.5 million, or 29.2%, to $55.3 million compared to $42.8 million for the three months ended June 30, 2016. Selling expense increases were driven primarily by costs associated with the continued build out of our direct sales organization for both the Wound Care and SSO markets, where headcount grew by 60 during the past twelve months, as well as increased commissions due to higher sales volume. General and administrative expense increases were driven primarily by costs associated with adding personnel to support and maintaining continued growth including reimbursement staffs and other support areas. Selling, General and Administrative expenses consist of personnel costs, bonus accrual, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, bad debt, depreciation and amortization and share-based compensation. Share-based compensation included in Selling, General and Administrative for the three months ended June 30, 2017 and 2016, was approximately $5.0 million and $4.3 million, respectively, an increase of approximately $0.7 million, or 16.3%.
Amortization of Intangible Assets
Amortization expense related to intangible assets increased approximately $0.1 million, or 25.0%, to $0.5 million for the second quarter of 2017, compared to $0.4 million in the second quarter of 2016. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Income Taxes
The effective tax rate decreased approximately 56.9% when compared to the same period of 2016, primarily due to large share-based compensation-related discrete income tax benefits recorded during the three months ended June 30, 2017. As of the end of June 2017, the projected annual effective tax rate for 2017 is 35.3%.

Results of Operations Comparison for the Six Months Ended June 30, 2017, to the Six Months Ended June 30, 2016
Revenue
We recorded revenue for the six months ended June 30, 2017 of $149.0 million, a $38.3 million, or 34.6%, increase over the six months ended June 30, 2016 revenue of $110.7 million.

Wound Care revenue for the six months ended June 30, 2017 was $109.6 million which represented a $28.2 million, or 34.6%, increase over the six months ended June 30, 2016 revenue of $81.4 million. Surgical, Sports Medicine & Orthopedics (SSO) revenue for the six months ended June 30, 2017 was $39.4 million which represented a $10.1 million, or 34.5%, increase over the six months ended June 30, 2016 revenue of $29.3 million.

The increase of $38.3 million for the six months ended June 30, 2017 revenue as compared to the six months ended June 30, 2016 includes approximately $44.7 million in volume from market share gains and market expansion. Overall pricing was $1.9 million more favorable partially offsetting an unfavorable mix of $8.3 million.
Gross Margin
Gross margins for the six months ended June 30, 2017 were 88.3% as compared to 86.1% for the six months ended June 30, 2016. Gross margins increased due to the impact of lower one-time inventory costs incurred in connection with the Stability acquisition as well as volume driven manufacturing efficiencies and yield improvement in our Wound Care and SSO product lines.
Research and Development Expenses
Our research and development expenses increased approximately $3.2 million, or 56.1%, to $8.9 million for the six months ended June 30, 2017, compared to approximately $5.7 million for the six months ended June 30, 2016. The increase is primarily related to increased investments in clinical trials, animal studies, lab supplies, consulting fees and personnel costs. We expect research and development expenses to remain in line with current spending on a percentage of sales basis moving forward.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2017 increased approximately $24.9 million, or 29.9%, to $108.3 million compared to $83.4 million for the six months ended June 30, 2016. Selling expense increases were driven primarily by costs associated with the continued build out of our direct sales organization for both the Wound Care and SSO markets, where headcount grew by 60 during the past twelve months, as well as increased commissions due to higher sales volume. General and Administrative expense increases were driven primarily by costs associated with adding personnel to support and maintain the continued growth including reimbursement staffs and other support areas as well as outside legal costs. Selling, General and Administrative expenses consist of personnel costs, bonus accrual, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, bad debt, depreciation and amortization and share-based compensation. Share-based compensation included in Selling, General and Administrative for the six months ended June 30, 2017 and 2016 was approximately $9.4 million and $8.6 million, respectively, an increase of approximately $0.8 million, or 9.3%.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased approximately $0.3 million, or 23.1%, to $1.0 million for the six months ended June 30, 2017, compared to $1.3 million in the six months ended June 30, 2016. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Income Taxes
The effective tax rate decreased approximately 29.3% when compared to the same period of 2016, primarily due to large share-based compensation-related discrete income tax benefits recorded during the six months ended June 30, 2017. As of the end of June 2017, the projected annual effective tax rate for 2017 is 35.3%.
Liquidity and Capital Resources
As of June 30, 2017, the Company had approximately $47.5 million of cash and cash equivalents. The Company reported total current assets of approximately $132.5 million and total current liabilities of approximately $51.5 million at June 30, 2017, which represents a current ratio of 2.6 as of June 30, 2017.

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million. As of June 30, 2017, the Company was in compliance with all of its covenants under the credit agreement.
For the six months ended June 30, 2017, the Company repurchased 1,685,993 shares of its common stock for a purchase price of approximately $14,693,000, before brokerage commissions of approximately $51,000 bringing the total amount spent under the program to approximately $70,757,000 since inception in 2014. As of June 30, 2017, the Company had approximately $15,243,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
In addition, during the six months ended June 30, 2017, the Company repurchased 313,563 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Contingencies
See Note 12 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of June 30, 2017 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$15	$15	$—	$—	$—
Operating lease obligations	9,858	1,791	3,679	3,218	1,170
Software license	238	95	143	—	—
Meeting space commitments	1,250	1,032	218	—	—
	$11,361	$2,933	$4,040	$3,218	$1,170

Discussion of cash flows
Net cash from operations during the six months ended June 30, 2017 increased approximately $17.8 million to approximately $24.1 million, compared to $6.3 million from operating activities for the six months ended June 30, 2016, primarily attributable to an increase in net income, as well as favorable changes in accounts receivable, accounts payable and accrued compensation when compared to the prior year.
Net cash used in investing activities during the six months ended June 30, 2017 was approximately $2.7 million, compared to approximately $8.7 million for 2016. Cash used in the six months ended June 30, 2016 for the acquisition of Stability totaled $7.6 million.
Net cash used in financing activities during the six months ended June 30, 2017 increased approximately $5.9 million to $8.2 million compared to $2.3 million of cash used during the six months ended June 30, 2016. Cash used in financing activities during the six months ended June 30, 2017 included approximately $14.7 million for stock repurchases under the repurchase plan compared to $3.5 million in the prior year. Additionally, the Company received $9.2 million from the exercise of stock options compared to approximately $2.0 million in the prior year.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) interest income and expense, (iii) income taxes, (iv) one time acquisition related costs, (v) the effect of purchase accounting due to acquisitions and (vi) share-based compensation expense. Due to the impact of the acquisition of Stability in January 2016, we have decided to provide additional adjusted non-GAAP measures to provide comparability of normal ongoing operating results. Beginning in 2016, we have reported Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per Share to normalize results for comparison purposes. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted Net Income and Adjusted Diluted Net Income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets and (iv) share-based compensation. Reconciliations of GAAP Net Income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income and Adjusted Diluted Net Income per share for the three and six months ended June 30, 2017 and 2016 appear in the tables below (in thousands).

The Company's Adjusted EBITDA for the three months ended June 30, 2017 was approximately $14.2 million which is an increase of $4.1 million as compared to the three months ended June 30, 2016. The increase was attributable to higher net income before taxes, partially offset by a lower add back for income taxes compared to the prior year. The Company's Adjusted EBITDA for the six months ended June 30, 2017, was approximately $26.6 million which is an increase of $7.4 million as compared to the six months ended June 30, 2016. The increase was attributable to higher net income before taxes, partially offset by a lower add back for one time inventory cost incurred in connection with Stability acquisition and income taxes compared to the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Per GAAP)	$8,069	$1,975	$12,396	$3,172

Add back:
Income tax expense (benefit)	(1,005)	1,475	708	1,689
One time costs incurred in connection with acquisition	—	138	—	851
One time inventory costs incurred in connection with acquisition	78	597	153	1,331
Other interest expense, net	149	111	294	167
Depreciation expense	1,115	821	2,061	1,555
Amortization of intangible assets	507	447	1,033	1,257
Share-based compensation	5,255	4,509	9,926	9,124
Adjusted EBITDA	$14,168	$10,073	$26,571	$19,146

Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross Margin (Per GAAP)	$67,781	$49,948	$131,645	$95,369

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	78	597	153	1,331
Gross Margin before Amortization of inventory fair value step-up	$67,859	$50,545	$131,798	$96,700
Adjusted Gross Margin	88.8%	88.2%	88.4%	87.3%

Reconciliation of "Adjusted Net Income" and "Adjusted Diluted Net Income" per share defined as Net Income less Amortization, One Time Costs and Share-Based Compensation (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Per GAAP)	$8,069	$1,975	$12,396	$3,172

Non-GAAP Adjustments:
Tax rate normalization*	(3,561)	(12)	(3,916)	(362)
One time costs incurred in connection with acquisition	—	138	—	851
One time inventory costs incurred in connection with acquisition	78	597	153	1,331
Amortization of intangible assets	507	447	1,033	1,257
Share - based compensation	5,255	4,509	9,926	9,124
Estimated income tax impact from adjustments	(2,119)	(2,525)	(3,924)	(5,302)
Adjusted Net Income	$8,229	$5,129	$15,668	$10,071
Adjusted Diluted Net Income per Share	$0.07	$0.05	$0.14	$0.09
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	117,285,865	112,148,415	115,856,317	112,095,051
*Assumes a normalized tax rate of 42% for 2016 and 35% for 2017.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at June 30, 2017, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K"), which continues to exist as of June 30, 2017.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Company took steps during the first six months of 2017 to remediate its material weakness in internal control over financial reporting related to our accounting for income taxes.  In reviewing the Company's tax accounting in preparation for filing the 2016 10-K, management concluded the Company had a material weakness in the design of our internal control over the tax accounting related to an overstatement of an excess tax benefit which, if undetected could have resulted in an understatement of income taxes payable. Specifically, management did not have adequate supervision and review of certain technical tax accounting performed by a third party tax specialist in 2016.

The Company has made progress implementing activities and improvements to address the control deficiency that led to the material weakness during the first six months of 2017 which include:

•	Implementing specific review procedures, including the increased involvement of our CFO and Controller.

•	Hiring of an internal tax specialist to oversee the work performed by the third - party tax specialists.

•	Strengthening our income tax control with improved documentation standards, and technical oversight.

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

Changes in Internal Control over Financial Reporting

Other than the efforts discussed immediately above in Remediation of Material Weakness in Internal Control over Financial Reporting, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal claims and actions incidental to our business. These items are more fully discussed in Note 12 to our Condensed Consolidated Financial Statements in Part I, Item 1, which are incorporated by reference herein.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased under publicly announced plan(b)	Total amount spent under the plan	Remaining amount to be spent under the plan
Total amount remaining April 1, 2017					$17,315,636

April 1, 2017 - April 30, 2017	22,994	$10.67	—	$—	$17,315,636

May 1 - May 31, 2017	44,550	$14.06	42,595	$576,907	$16,738,729

June 1 - June 30, 2017	106,145	$14.93	103,000	$1,495,911	$15,242,818

Total for the quarter	173,689		145,595	$2,072,818

(a) Shares repurchased during the quarter include 28,094 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. Our Board subsequently extended the program until December 31, 2017, and increased the total authorization to $86 million. On July 26, 2017, our Board increased the total authorization to $100 million with an expiration date of December 31, 2017. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The above table sets forth information regarding the purchases of the Company’s equity securities made under the repurchase program during the quarter prior to brokerage commissions of approximately $4,000.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

At the Company's Board of Directors' meeting held on July 26, 2017, the Board approved discretionary bonuses to be paid to the NEOs in the following gross amounts:  Mr. Petit, $165,750; Mr. Taylor, $120,445; Mr. Senken, $70,550; and Ms. Haden, $61,506. The Committee determined to pay these bonuses in recognition of outstanding performance.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of MiMedx Group, Inc., as amended by Articles of Amendment to Articles of Incorporation filed on May 14, 2010, Articles of Amendment to Articles of Incorporation filed on August 8, 2012, Articles of Amendment to Articles of Incorporation filed on November 8, 2012, and Articles of Amendment to Articles of Incorporation filed on May 15, 2015, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed March 1, 2017.

3.2	Bylaws of MiMedx Group, Inc., as amended as of December 14, 2016, incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed March 1, 2017.
31.1 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiMedix Group, Inc.
July 31, 2017	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)