Form 10-Q
period 2017-09-30
MIMEDX GROUP, INC.
filed 2017-10-31
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission file number 001-35887
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1775 West Oak Commons Ct. NE Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒

As of October 13, 2017, there were 111,034,873 shares of the registrant’s common stock outstanding.

As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Important Cautionary Statement
This Quarterly Report on Form 10-Q includes forward-looking statements, including, among others, statements regarding future economic performance and financial condition, including future levels of amortization expense, and our management's plans and objectives. These statements also may be identified by words such as “believe,” “except,” “may,” “plan,” “potential,” “will” and similar expressions.
Forward-looking statements are subject to significant risks and uncertainties, and we caution investors against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Such statements are based upon the current beliefs and expectations of management and on information currently available to management. They speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.
We list certain of the factors that could cause actual results to differ materially from those described in the forward-looking statements in Part I, Item 1A., "Risk Factors" in our 2016 Annual Report on Form 10-K and also include risks discussed in this report and in other periodic reports that we file with the Securities and Exchange Commission ("SEC").

Part I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,522	$34,391
Accounts receivable, net	59,581	67,151
Inventory, net	10,419	17,814
Prepaid expenses	6,662	5,894
Other current assets	926	1,288
Total current assets	114,110	126,538
Property and equipment, net of accumulated depreciation	13,264	13,786
Goodwill	19,894	20,203
Intangible assets, net of accumulated amortization	10,377	23,268
Deferred tax asset, net	17,671	9,114
Other assets	3,391	354
Total assets	$178,707	$193,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,767	$11,436
Accrued compensation	15,092	12,365
Accrued expenses	8,613	10,941
Current portion of earn out liability	—	8,740
Income taxes	2,329	5,768
Other current liabilities	358	1,482
Total current liabilities	35,159	50,732
Earn out liability	—	8,710
Other liabilities	1,076	821
Total liabilities	36,235	60,263
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 111,035,248 outstanding at September 30, 2017 and 110,212,547 issued and 109,862,787 outstanding at December 31, 2016	112	110
Additional paid-in capital	163,446	161,261
Treasury stock at cost: 1,668,678 shares at September 30, 2017 and 349,760 shares at December 31, 2016	(24,784)	(2,216)
Accumulated earnings (deficit)	3,698	(26,155)
Total stockholders' equity	142,472	133,000
Total liabilities and stockholders' equity	$178,707	$193,263
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$84,573	$64,429	$233,592	$175,139
Cost of sales	9,599	7,997	26,972	23,338
Gross margin	74,974	56,432	206,620	151,801

Operating expenses:
Research and development expenses	5,481	2,919	14,430	8,582
Selling, general and administrative expenses	60,233	48,179	168,498	131,599
Amortization of intangible assets	418	631	1,451	1,889
Operating income	8,842	4,703	22,241	9,731

Other income (expense)
Gain on divestiture	4,274	—	4,274	—
Interest expense, net	(43)	(87)	(337)	(254)

Income before income tax provision	13,073	4,616	26,178	9,477
Income tax provision (expense) benefit	4,384	(1,295)	3,675	(2,984)

Net income	$17,457	$3,321	$29,853	$6,493

Net income per common share - basic	$0.16	$0.03	$0.28	$0.06

Net income per common share - diluted	$0.15	$0.03	$0.26	$0.06

Weighted average shares outstanding - basic	106,871,436	105,991,990	106,469,278	105,927,890

Weighted average shares outstanding - diluted	117,501,925	112,361,179	116,547,006	112,193,701
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Earnings (Deficit)	Total
Balance December 31, 2016	110,212,547	$110	$161,261	349,760	$(2,216)	$(26,155)	$133,000
Share-based compensation expense	—	—	15,232			—	15,232
Exercise of stock options	1,097,933	1	(2,697)	(1,319,836)	14,286	—	11,590
Issuance of restricted stock	1,393,446	1	(13,108)	(1,630,093)	13,107	—	—
Restricted stock shares canceled/forfeited	—	—	2,717	283,198	(2,717)	—	—
Shares issued for services performed		—	41	(17,539)	125	—	166
Share repurchase	—	—		3,644,327	(44,032)	—	(44,032)
Shares repurchased for tax withholding	—	—		358,861	(3,337)		(3,337)
Net income	—	—	—	—	—	29,853	29,853
Balance September 30, 2017	112,703,926	$112	$163,446	1,668,678	$(24,784)	$3,698	$142,472

See notes to condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,853	$6,493
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,074	2,394
Amortization of intangible assets	1,451	1,889
Amortization of inventory fair value step-up	203	1,471
Amortization of deferred financing costs	135	136
Impairment of intangible assets	357	—
Share-based compensation	15,232	13,826
Change in deferred income taxes	(8,557)	(449)
Gain on divestiture	(4,274)	—
Increase (decrease) in cash, net of effects of acquisition and divestiture, resulting from changes in:
Accounts receivable	5,165	(7,671)
Inventory	3,738	(3,599)
Prepaid expenses	(792)	(2,023)
Other assets	(402)	286
Accounts payable	478	(3,941)
Accrued compensation	2,873	(4,223)
Accrued expenses	(2,228)	2,020
Income taxes	(3,438)	2,621
Other liabilities	(794)	(82)
Net cash flows from operating activities	42,074	9,148

Cash flows from investing activities:
Purchases of equipment	(3,998)	(5,301)
Stability acquisition	—	(7,631)
Fixed maturity securities redemption	—	3,000
Patent application costs	(144)	(515)
Net cash flows from investing activities	(4,142)	(10,447)

Cash flows from financing activities:
Proceeds from exercise of stock options	11,590	2,548
Share repurchase under repurchase plan	(44,032)	(10,378)
Share repurchase for tax withholdings on vesting of restricted stock	(3,337)	(892)
Deferred financing costs	—	(106)
Payments under capital lease obligations	(22)	(21)
Net cash flows from financing activities	(35,801)	(8,849)

Net change in cash	2,131	(10,148)

Cash and cash equivalents, beginning of period	34,391	28,486
Cash and cash equivalents, end of period	$36,522	$18,338
See notes to condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2017 and 2016, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix® and EpiFix® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord® and AmnioCord® brands; and Placental Collagen family with CollaFix® and AmnioFill® brands. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord and AmnioCord are derived from the umbilical cord; and CollaFix® is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair and is in development. (Our former Physio product is owned by our former subsidiary, Stability Biologics, LLC which we divested effective September 30, 2017). See Note 3, Divestiture of Stability Biologics, LLC, below.

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
Notes Receivable
The Company's notes receivable as of September 30, 2017 are included in Other Assets and were valued taking into consideration cost of the market participant inputs, market conditions, liquidity, operating results and other qualitative factors.
Inventories
Inventories are valued at the lower of cost or market, using the first-in, first-out ("FIFO") method.  Inventory is tracked through Raw Material, WIP, and Finished Good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes until the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.
Revenue Recognition
The Company sells its products through a combination of a direct sales force, independent stocking distributors and third party representatives in the U.S., and independent distributors in international markets. The Company recognizes revenue when title to the goods and risk of loss transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. The Company records revenues from sales to our independent stocking distributors at the time the product is shipped to the distributor. Our stocking distributors, who sell the products to their customers or sub-distributors, contractually take title to the products and assume all risks of ownership at the time of shipment. Our stocking distributors are obligated to pay us the contractually agreed upon invoice price within specified terms regardless of when, if ever, they sell the products. Our customers and stocking distributors do not have any contractual rights of return or exchange other than for defective product or shipping error; however, in limited situations, we do accept returns or exchanges at our discretion.
Some of the Company’s sales to Government accounts, including the Department of Veterans Affairs, were historically made through a distributor relationship with AvKARE Inc., which is a veteran-owned General Services Administration Federal Supply Schedule contractor. The Company's agreement with AvKARE expired on June 30, 2017. Upon expiration of the agreement, the Company had an obligation to repurchase AvKARE’s remaining inventory within 90 days in accordance with the terms of the agreement. As of September 30, 2017, the Company has satisfied the repurchase obligation.
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
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs as patents in progress until a patent is obtained. When a patent is issued, the costs are amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. If a patent is not obtained, costs are expensed. Patents are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $144,000 of patent costs during the first nine months of 2017. The Company capitalized approximately $515,000 of patent costs during the first nine months of 2016.

Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a FIFO basis.
Recently Issued and Adopted Accounting Standards
The Company considers the applicability and impact of all ASUs issued, both effective and not yet effective. In May 2014, the FASB issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures. We are in the process of completing our procedures for adoption of the standard. We have identified one revenue stream from our contracts with customers: product sales. Based upon the results of our work to date we have elected the modified retrospective method as we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated financial statements either at initial implementation or on an ongoing basis.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows.  The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of share-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in additional paid-in capital on the Consolidated Balance Sheets.  The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period.  Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three-month period ended September 30, 2017, the Company recorded an income tax benefit of $1,510,000 related to the excess tax benefit of exercised awards during the period, that would have been recorded in additional paid-in capital during prior years. For the nine months ended September 30, 2017, the Company recorded an income tax benefit of $4,205,000 related to the excess tax benefit of exercised awards during the period, that would have been recorded in additional paid-in capital during prior years. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time. The Company has elected to continue to estimate forfeitures expected to occur to determine the share-based compensation expense.

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
All other ASUs issued and not yet effective for the nine months ended September 30, 2017, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's financial position or results of operations.

3. Divestiture of Stability Biologics, LLC

On September 30, 2017, we completed the previously announced divestiture (the “Stability Divestiture”) of our wholly-owned subsidiary, Stability Biologics, LLC, a Georgia limited liability company (successor-in-interest to Stability Inc., a Florida corporation) (“Stability LLC”), pursuant to the Membership Interest Purchase Agreement (“Agreement”) by and among the Company, Stability LLC, each person that, as of January 13, 2016, was a stockholder (the “Stockholders”) of Stability Inc., a Florida corporation and a predecessor-in-interest to Stability LLC ("Stability, Inc."), and Brian Martin, as stockholder representative, the terms of which were previously disclosed in the Current Report on Form 8-K dated August 18, 2017.

A summary of the assets divested and consideration received follows (in thousands):

September 30,
2017
Assets divested
Trade receivables	$2,405
Inventories	2,800
Prepaid expenses and other assets	1,610
Goodwill (a)	309
Intangible assets	11,857
Property and equipment, net of accumulated depreciation	1,446
Total assets divested	20,427

Liabilities divested
Accounts payable and accrued liabilities	3,487
Total liabilities divested	3,487

Total net assets divested	$16,940

Transaction costs	$400

Consideration received
Non-trade receivable	150
Note receivable	3,190
Intangible assets	630
Extinguishment of earn out liability	17,644
Total consideration received	$21,614

Gain on sale	$4,274

(a) In accordance with ASC 350-20-35-52 when a portion of a reporting unit is disposed of, goodwill associated with that business shall be included in the carrying amount of the business in determining the gain on disposal. In accordance with ASC 350-20-35-53, the amount of goodwill to be included in that carrying amount shall be based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Based on an estimated approximate fair value of Stability LLC compared to the business retained, approximately $300,000 out of the total goodwill of $20.2 million residing in the reporting unit was included in the carrying amount of the business sold.

The total gain on the Stability Divestiture of $10,011,000 is comprised of a pretax book gain of $4,274,000 and an associated tax benefit of $5,737,000, which consists principally of the write off of deferred tax liabilities related to Stability LLC.
4. Inventories

Inventories consisted of the following items as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$690	$1,148
Work in process	5,164	6,677
Finished goods	5,554	10,817
Inventory, gross	11,408	18,642
Reserve for obsolescence	(989)	(828)
Inventory, net	$10,419	$17,814

5. Property and Equipment
Property and equipment consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Leasehold improvements	$3,116	$3,274
Lab and clean room equipment	9,316	8,666
Furniture and office equipment	9,203	7,051
Construction in progress	2,583	3,300
Property and equipment, gross	24,218	22,291
Less accumulated depreciation	(10,954)	(8,505)
Property and equipment, net	$13,264	$13,786

Included in net property and equipment is approximately $427,000 of equipment covered under capital leases. The corresponding liability of approximately $8,600 is included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The interest rate for the lease is approximately 12% with a maturity date of January 2018.
Also included in net property and equipment is approximately $1.0 million in leasehold improvements paid for by the landlord of the Company's main facility with a corresponding liability included in other liabilities which is amortized over the term of the lease.
Gross depreciation expense for the nine months ended September 30, 2017 and 2016, was approximately $3,074,000 and $2,394,000, respectively, and approximately $1,013,000 and $838,000 for the three months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017 approximately $626,000 of accumulated depreciation expense and $2,000,000 in gross book value of property and equipment was eliminated in connection with the Stability Divestiture.

6.	Intangible Assets and Royalty Agreement
Intangible assets are summarized as follows (in thousands):

	Weighted Average Amortization Lives	September 30, 2017	December 31, 2016
		Cost	Cost
Licenses (a) (b) (c) (d)	7 years	$1,009	$1,399
Patents & Know-How (b) (c) (d)	19 years	8,712	14,839
Customer & Supplier Relationships (b) (d)	13 years	4,271	9,091
Tradenames & Trademarks (d)	indefinite	1,008	1,458
Non-compete agreements	4 years	120	830
In Process Research & Development (b)	various	25	25
Patents in Process (c)	various	1,742	2,618
Total		16,887	30,260
Less Accumulated amortization and impairment charges		(6,510)	(6,992)
Net		$10,377	$23,268

(a)
On January 29, 2007, the Company acquired a license from Shriners Hospitals for Children and University of South Florida Research Foundation, Inc. in the amount of $996,000.  Within 30 days after the receipt by the Company of approval by the FDA allowing the sale of the first licensed product, the Company is required to pay an additional $200,000 to the licensor.  Due to its contingent nature, this amount is not recorded as a liability. The Company will also be required to pay a royalty of 3% on all commercial sales revenue from the licensed products. The Company is also obligated to pay a $50,000 minimum annual royalty payment over the life of the license. As of September 30, 2017, the license was fully amortized.

(b)
On January 5, 2011, the Company acquired Surgical Biologics, LLC.  As a result, the Company recorded intangible assets for Customer & Supplier Relationships of $3,761,000, Patents & Know-How of $7,690,000, Licenses of $13,000, Tradenames & Trademarks of $1,008,000 and In-Process Research & Development of $25,000.

(c)
Patents in Process consist of capitalized external legal and other registration costs in connection with internally developed tissue-based patents that are pending. Once issued, the costs associated with a given patent will be included in Patents & Know-How under intangible assets subject to amortization. For the nine months ended September 30, 2017, approximately $663,000 of costs associated with patents granted during the period were capitalized and included in Patents & Know-How subject to amortization over the life of the patents.

(d)
On January 13, 2016, the Company acquired Stability, Inc. As a result, the Company recorded intangible assets for Patents & Know-How of $6,790,000, Customer & Supplier Relationships of $5,330,000, Non-compete agreements of $830,000, Tradenames & Trademarks of $450,000 and Licenses of $390,000.

On September 30, 2017, the Company completed the Stability Divestiture which resulted in the transfer of intangible assets acquired in 2016 and the acquisition of a Distribution Agreement valued at $510,000 and a Non-compete Agreement valued at $120,000.
Gross amortization expense for the nine months ended September 30, 2017 and 2016, was approximately $1,451,000 and $1,889,000, respectively, and $418,000 and $631,000 for the three months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017, approximately $1,932,000 of accumulated amortization expense was eliminated in connection with the Stability Divestiture.

Expected future amortization of intangible assets as of September 30, 2017, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2017 (a)	$237
2018	950
2019	950
2020	950
2021	942
Thereafter	5,340
$9,369
(a) Estimated amortization expense for the year ending December 31, 2017, includes only amortization to be recorded after September 30, 2017.

7. Credit Facility

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement establishes a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. In September 2017, the expiration date of the credit agreement was extended to October 12, 2019. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement are guaranteed by the Company's subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents are secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility will bear interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs are being amortized to interest expense over the initial life of the facility. The Credit Agreement contains customary representations, warranties, covenants and events of default, including restrictions on certain payments of dividends by the Company. As of September 30, 2017, there were no outstanding revolving loans under the credit facility, and the Company was in compliance with all covenants under the Credit Agreement.

8. Net Income Per Share
Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$17,457	$3,321	$29,853	$6,493
Denominator for basic earnings per share - weighted average shares	106,871,436	105,991,990	106,469,278	105,927,890
Effect of dilutive securities: Stock options and restricted stock outstanding(a)	10,630,489	6,369,189	10,077,728	6,265,811
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	117,501,925	112,361,179	116,547,006	112,193,701
Income per common share - basic	$0.16	$0.03	$0.28	$0.06
Income per common share - diluted	$0.15	$0.03	$0.26	$0.06

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Outstanding stock options	7,916,564	5,704,112	7,985,521	5,767,469
Restricted stock awards	2,713,925	665,077	2,092,207	498,342
	10,630,489	6,369,189	10,077,728	6,265,811

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

Stock Options
Activity with respect to the stock options is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	12,552,608	$3.61
Granted	—	$—
Exercised	(2,417,769)	$4.80
Unvested options forfeited	(25,839)	$6.54
Vested options expired	(68,991)	$5.79
Outstanding at September 30, 2017	10,040,009	$3.30	4.60	$86,178,050
Vested at September 30, 2017	9,976,636	$3.26	4.59	$86,042,771
Vested or expected to vest at September 30, 2017 (a)	10,043,166	$3.30	4.60	$86,176,954

(a)	Includes forfeiture-adjusted unvested shares.
The intrinsic value of the options exercised during the nine months ended September 30, 2017, was approximately $17,994,945.

Following is a summary of stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.70 - $1.09	1,094,429	2.8	$0.91	1,094,429	$0.91
$1.10 - $1.65	4,290,379	3.7	1.30	4,290,379	1.30
$2.45 - $3.75	854,001	5.0	2.77	854,001	2.77
$4.19 - $6.38	1,989,205	5.7	5.36	1,989,205	5.36
$6.49 - $9.78	1,713,328	6.4	7.30	1,683,625	7.26
$9.90 - $10.99	98,667	7.2	10.38	64,997	10.38
	10,040,009	4.6	$3.30	9,976,636	$3.26

Total unrecognized compensation expense related to granted stock options at September 30, 2017, was approximately $98,900 and will be charged to expense ratably through January 2018.
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
There were no options granted during the nine months ended September 30, 2017 and September 30, 2016.
Restricted Stock Awards
Activity with respect to restricted stock awards for the nine months ended September 30, 2017 is summarized as follows and includes 17,539 shares of common stock valued at approximately $166,000 which were issued under the 2016 Plan to a consultant in return for services performed:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	3,828,445	$8.53
Granted	3,041,078	9.23
Vested	(1,457,449)	8.42
Forfeited	(283,198)	8.67
Unvested at September 30, 2017	5,128,876	8.97
As of September 30, 2017, there was approximately $32,910,620 of total unrecognized share-based compensation expense related to time-based, nonvested restricted stock.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.04 years, which approximates the remaining vesting period of these grants. All shares noted above as unvested are considered issued and outstanding at September 30, 2017.
For the three and nine months ended September 30, 2017 and 2016, the Company recognized share-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$119	$109	$393	$300
Research and development	148	159	425	520
Selling, general and administrative	5,039	4,433	14,414	13,006
	$5,306	$4,701	$15,232	$13,826
Treasury Stock
On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. Our Board subsequently extended the program until December 31, 2017, and increased the total authorization to $120 million as of October 26, 2017. The timing and amount of repurchases will depend upon the Company's stock price, economic and market conditions, regulatory requirements and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the nine months ended September 30, 2017, the Company repurchased 3,644,327 shares of its common stock for a purchase price of approximately $43,923,000 before brokerage commissions of approximately $109,000. As of September 30, 2017, the Company had approximately $13,000 of availability remaining under the repurchase program. In addition, the Company repurchased 358,861 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock for the nine months ended September 30, 2017.
Additionally, for the nine months ended September 30, 2017, the Company reissued 2,684,270 shares from the treasury for restricted stock grants and stock option exercises, net of forfeitures, with an aggregate carrying value of approximately $24,801,000.
10. Income Taxes

The effective tax rate for the three months ended September 30, 2017 was (33.5)% and reflects discrete tax benefits related to the Stability Divestiture of $5,737,000, and $1,702,000 primarily related to equity compensation deductions. The effective tax rate exclusive of the tax benefit associated with the Stability Divestiture was 15.4% for the three months ended September 30, 2017 and 28.1% for the three months ended September 30, 2016, respectively.
The effective tax rate for the nine months ended September 30, 2017 was (14.0)% and reflects discrete tax benefits related to the Stability Divestiture of $5,737,000, and $5,618,000 primarily related to equity compensation deductions. The effective tax rate exclusive of the tax benefit associated with the Stability Divestiture was 9.4% for the nine months ended September 30, 2017 and 31.5% for the nine months ended September 30, 2016, respectively.
As of the end of September 2017, the projected annual effective tax rate for 2017 is 35.1% (excluding discrete items).

11. Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities:

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$119	$118
Income taxes paid	8,289	637
Share issuance of 441,009 shares in connection with acquisition	—	3,346
Share issuances of 17,539 and 43,344 shares in exchange for services performed, respectively	166	346

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
The estimated annual lease payments, meeting space commitments are as follows (in thousands):

Twelve months ended September 30,
2018	$2,634
2019	2,826
2020	1,707
2021	1,428
2022	1,470
Thereafter	495
$10,560

Rent expense for the nine months ended September 30, 2017 and 2016, was approximately $1,244,000 and $1,311,000, respectively, and was approximately $403,000 and $453,000 for the three months ended September 30, 2017 and 2016, respectively, and is allocated among cost of sales, research and development and selling, general and administrative expenses.

Letters of Credit
As a condition of the lease for the Company's main facility, the Company is obligated under standby letters of credit in the amount of approximately $52,000.

FDA Untitled Letter and Draft Guidance

On August 28, 2013, the FDA issued an Untitled Letter alleging that the Company's micronized allografts do not meet the criteria for regulation solely under Section 361 of the Public Health Service Act and that, as a result, the Company would need a biologics license to lawfully market those micronized products (the "Untitled Letter"). Since the issuance of the Untitled Letter, the Company has been in discussions with the FDA to communicate its disagreement with the FDA's assertion that the Company's micronized allografts are more than minimally manipulated. To date, the FDA has not changed its position that the Company's micronized products are not eligible for marketing solely under Section 361 of the Public Health Service Act. The Company continues to market its micronized products but is also pursuing the Biologics License Application (“BLA”) process for certain of its micronized products.

On December 22, 2014, the FDA issued for comment “Draft Guidance for Industry and FDA Staff: Minimal Manipulation of Human Cells, Tissues, and Cellular and Tissue-Based Products.” Essentially the Minimal Manipulation draft guidance takes the same position with respect to micronized amniotic tissue that it took in the Untitled Letter to MiMedx 16 months earlier. The Company submitted comments asserting that the Minimal Manipulation draft guidance represents agency action that goes far beyond the FDA’s statutory authority, is inconsistent with existing human cells, tissues, and cellular and tissue-based products ("HCT/P") regulations and the FDA’s prior positions, and is internally inconsistent and scientifically unsound.

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

If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license either prior to or after finalization of the draft guidance documents, it may impose conditions, such as labeling restrictions and compliance with current good manufacturing processes ("cGMP"). Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its micronized products, earlier compliance with these conditions requires significant additional time and cost investments by the Company. It is also possible that the FDA will not allow the Company to market any form of a micronized product without a biologics license even prior to finalization of the draft guidance documents and could even require the Company to recall its micronized products.

Former Employee Litigation

On December 13, 2016, the Company filed lawsuits against former employees Jess Kruchoski (in the lawsuit styled MiMedx Group, Inc. v. Academy Medical, LLC, et. al. in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Florida Action”)) and Luke Tornquist (in the lawsuit styled MiMedx Group, Inc., v. Luke Tornquist in the Superior Court for Cobb County, Georgia, which was removed to the United States District Court for the Northern District of Georgia (the “Georgia Action”)).  Both the Florida and Georgia Actions assert claims against Messrs. Kruchoski and Tornquist that each of them violated their restrictive covenants entered into with the Company, that each of them misappropriated trade secrets of the Company, that each of them tortiously interfered with contracts between the Company and its customers and employees and that each of them breached his duty of loyalty owed to the Company, among other claims. The Company sought injunctive relief against each of Mr. Kruchoski and Tornquist to enforce its restrictive covenants in place with each of them. The Company obtained consent injunctions from each party enforcing those covenants. The Company is also seeking monetary damages in an amount to be determined at trial.

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

The Company asserts that Liventa, Medline and MTF infringed and continue to infringe certain of the Company's patents relating to the MiMedx dehydrated human amnion/chorion membrane ("dHACM") allografts. MTF is the tissue processor while Liventa and Medline are the distributors of the allegedly infringing products. On May 30, 2014, defendants filed answers to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement, invalidity, laches and estoppel. MTF and Medline also filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants filed parallel Inter Partes Review ("IPR") proceedings which are discussed below. Trial has been set for the week of January 22, 2018.

The Bone Bank Action

On May 16, 2014, the Company also filed a patent infringement lawsuit against Transplant Technology, Inc. d/b/a Bone Bank Allografts ("Bone Bank") and Texas Human Biologics, Ltd. ("Biologics") for permanent injunctive relief and unspecified damages (the "Bone Bank Action"). The Bone Bank Action was filed in the United States District Court for the Western District of Texas. This lawsuit similarly asserts that Bone Bank and Biologics infringed certain of the Company's patents through the manufacturing and sale of their placental-derived tissue graft products. On July 10, 2014, defendants filed an answer to the Complaint, denying the allegations in the Complaint. They also raised affirmative defenses of non-infringement and invalidity and filed counterclaims seeking declaratory judgments of non-infringement and invalidity. Defendants also filed parallel IPR proceedings which are further discussed below. On September 7, 2017, the Court granted partial summary judgment in defendants’ favor on a portion of the claim. The Company filed a motion for reconsideration on October 4, 2017.

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

IPRs

In addition to defending the claims in the pending district court litigations, defendants in the Liventa and Bone Bank cases challenged certain of the Company's patents in several IPR proceedings to avoid the high burden of proof of proving invalidity by "clear and convincing evidence" in the district court litigations. An inter partes review ("IPR") is a request for a specialized group within the United States Patent and Trademark Office to review the validity of a plaintiff's patent claims. The defendants in the Bone Bank Action challenged the validity of the Company's 8,597,687 (the "'687" patent) and the '494 patent, while the defendants in the Liventa Action challenged the validity of the Company's 8,372,437 and 8,323,701 patents (the "'437" and "'701" patents, respectively).

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

On July 10, 2015, the PTAB issued an opinion allowing a review of the '687 patent to proceed, although on only two of the five challenged grounds. On July 7, 2016, the PTAB issued an opinion finding that the challenged claims, which relate to embossment and not configuration, were invalid for obviousness. The Company decided not to appeal the decision, as it impacted a non-core patent. On August 18, 2015, the PTAB issued an opinion allowing a review of the '437 patent to proceed, although only on one of the seven challenged grounds. On August 16, 2016, the PTAB issued an opinion finding that the challenged claims were unpatentable.  The Company filed an appeal of the PTAB’s decision regarding the '437 patent. On September 14, 2017, the Federal Circuit affirmed the PTAB’s decision regarding the ‘437 patent.

Other Litigation

The Capitol Forum Litigation

On September 21, 2017, MiMedx filed a lawsuit against DBW Partners LLC d/b/a The Capitol Forum (the “Capitol Forum”), Trevor Baine, Teddy Downey, Jake Williams, Miles Pulsford, Matt Treacy and John Does 1-100 (collectively, the “Capitol Defendants”) in the United States District Court for the District of Columbia. The Company has brought claims for defamation, libel, slander, tortious interference, false light, and violations of the Lanham Act in relation to the Capitol Defendants publishing articles and sending emails to shareholders that are false and misleading for the purpose of negatively impacting the price of MiMedx stock. The Capitol Defendants have not yet responded to the Company’s complaint.

The Aurelius Value and Viceroy Litigation

On October 4, 2017, the Company and Sean McCormack (a Company employee) filed a lawsuit against Sparrow Fund Management LP a/k/a Aurelius Value, Viceroy Research, John Fichthorn, BR Dialectic Capital Management LLC and John Does 1-10 in the United States District Court for the Southern District of New York asserting claims for libel, slander, defamation, false light and tortious interference based on false and misleading “research” reports and other false and misleading statements allegedly published in order to manipulate the Company's stock. Defendants Sparrow, Fichthorn, and BR Dialectic have filed motions to dismiss MiMedx’s complaint which are pending before the court.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Three and Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Balance at Beginning of Period	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Period

For the three months ended September 30, 2017
Allowance for doubtful accounts	$7,219	$150	$(409)	$6,960
Allowance for sales returns, discounts and allowances	3,461	1,288	(1,270)	3,479
Allowance for obsolescence	1,113	212	(336)	989

For the three months ended September 30, 2016
Allowance for doubtful accounts	$4,086	$800	$(536)	$4,350
Allowance for sales returns, discounts and allowances	2,191	2,591	(2,520)	2,262
Allowance for obsolescence	1,780	339	(1,411)	708

For the nine months ended September 30, 2017
Allowance for doubtful accounts	$4,842	$2,600	$(482)	$6,960
Allowance for sales returns, discounts and allowances	4,894	5,794	(7,209)	3,479
Allowance for obsolescence	828	953	(792)	989

For the nine months ended September 30, 2016
Allowance for doubtful accounts	$3,270	$1,635	$(555)	$4,350
Allowance for sales returns, discounts and allowances	1,262	5,917	(4,917)	2,262
Allowance for obsolescence	397	1,910	(1,599)	708

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture and marketing of products and tissue processing services for the Wound Care, Surgical, Sports Medicine, Ophthalmic and Dental market categories. The MiMedx allograft product families include our: dHACM family with AmnioFix® and EpiFix® brands; Amniotic Fluid family with OrthoFlo brand; Umbilical family with EpiCord® and AmnioCord® brands; and Placental Collagen family with CollaFix® and AmnioFill® brands. AmnioFix and EpiFix are our tissue technologies processed from human amniotic membrane; OrthoFlo is an amniotic fluid derived allograft;  EpiCord and AmnioCord are derived from the umbilical cord; and CollaFix®, is our collagen fiber technology, developed with our patented cross-linking polymers, designed to mimic the natural composition, structure and mechanical properties of musculoskeletal tissues in order to augment their repair, is in development. (Our former Physio product is owned by our former subsidiary, Stability LLC which we divested effective September 30, 2017). See Note 3, Divestiture of Stability Biologics, LLC, above.

Results of Operations Comparison for the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Revenue

We recorded revenue for the three months ended September 30, 2017 of $84.6 million, approximately a $20.1 million, or 31.3%, increase over the three months ended September 30, 2016 revenue of $64.4 million.

Wound Care revenue for the three months ended September 30, 2017 was $61.9 million, which represented a $12.1 million, or 24.3%, increase over the three months ended September 30, 2016 revenue of $49.8 million. Surgical, Sports Medicine & Orthopedics ("SSO") revenue for the three months ended September 30, 2017 was $22.7 million, which represented a $8.1 million, or 55.5%, increase over the three months ended September 30, 2016 revenue of $14.6 million.

The revenue increase of approximately $20.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 includes approximately $26.0 million in volume from market share gains and market expansion. Overall pricing was $1.4 million more favorable, partially offsetting an unfavorable product mix of $7.3 million.
We group our products into two categories: Wound Care and SSO for purposes of the required disclosure under ASC 280-10-50-40. This grouping of products does not constitute a basis for resource allocation but is information intended to provide the reader with the ability to better understand our product categories. These groupings also do not meet the criteria under ASC 280-10-50-1 as a separate segment.
Gross Margin

Gross margins for the three months ended September 30, 2017 were 88.7% as compared to 87.6% for the three months ended September 30, 2016. Gross margins increased due to the impact of lower one-time inventory costs incurred in 2016 in connection with the Stability, Inc. acquisition as well as volume driven manufacturing efficiencies and yield improvement in our Wound Care and SSO product lines.
Research and Development Expenses

Our research and development expenses increased approximately $2.6 million, or 87.8%, to $5.5 million for the three months ended September 30, 2017, compared to approximately $2.9 million for the three months ended September 30, 2016. The increase is primarily related to increased investments in clinical trials.

Selling, General and Administrative Expenses

Selling, General and Administrative ("SG&A") expenses for the three months ended September 30, 2017 increased approximately $12.0 million, or 24.9%, to $60.2 million compared to $48.2 million for the three months ended September 30, 2016. Selling expense increases were driven primarily by costs associated with the continued build out of our direct sales organization for both the Wound Care and SSO markets. Total sales and marketing head count was at 449 at September 30, 2017, an increase of 79 employees since September 30, 2016 with a significant portion of the additions dedicated to our direct sales activity. Related expense for sales commissions and travel were also higher due to sales volume and head count increases. General and administrative expense increases were driven primarily by costs associated with adding personnel to support and maintain continued growth including reimbursement staffs and other support areas. Total General and Administrative head count was at 160 at September 30, 2017 as compared to 122 at September 30, 2016. Litigation costs tied to general and patent litigation were at $3.5 million for the quarter as compared to $1.2 million in the prior year. Also included in SG&A were increased provisions for bonuses, increased share-based compensation and bank fees. Share-based compensation included in SG&A for the three months ended September 30, 2017 and 2016 was approximately $5.0 million and $4.4 million, respectively, an increase of approximately $0.6 million, or 13.6%.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased approximately $0.2 million, or 33.3%, to $0.4 million for the three months ended September 30, 2017, compared to $0.6 million in the three months ended September 30, 2016. Amortization decreased primarily due to the Stability Divestiture during the quarter with an increased reduction expected in the fourth quarter of 2017 where there will be a full quarterly impact. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill, but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Income Taxes
The effective tax rate decreased approximately 61.6% when compared to the same period of 2016, primarily due to the tax benefit associated with the Stability Divestiture and large share-based compensation-related discrete income tax benefits recorded during the three months ended September 30, 2017. As of the end of September 2017, the projected annual effective tax rate for 2017 is 35.1%.

Results of Operations Comparison for the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Revenue
We recorded revenue for the nine months ended September 30, 2017 of $233.6 million, a $58.5 million, or 33.4%, increase over the nine months ended September 30, 2016 revenue of $175.1 million.

Wound Care revenue for the nine months ended September 30, 2017 was $171.4 million, which represented approximately a $40.2 million, or 30.6%, increase over the nine months ended September 30, 2016 revenue of $131.2 million. SSO revenue for the nine months ended September 30, 2017 was $62.2 million, which represented approximately a $18.3 million, or 41.7%, increase over the nine months ended September 30, 2016 revenue of $43.9 million. The increase in revenue was driven by increased staffing, new product introductions and additional product reimbursements.

The revenue increase of $58.5 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 includes approximately $70.9 million in volume from market share gains and market expansion, favorable pricing variances of $3.3 million, partially offset by unfavorable product mix variance of $15.7 million.
Gross Margin
Gross margins for the nine months ended September 30, 2017 were 88.5% as compared to 86.7% for the nine months ended September 30, 2016. Gross margins increased due to the impact of lower one-time inventory costs incurred in 2016 in connection with the Stability Inc. acquisition as well as volume driven manufacturing efficiencies and yield improvement in our Wound Care and SSO product lines.
Research and Development Expenses
Our research and development expenses increased approximately $5.8 million, or 68.1%, to $14.4 million for the nine months ended September 30, 2017, compared to approximately $8.6 million for the nine months ended September 30, 2016. The increase is primarily related to increased investments in clinical trials, animal studies, lab expenses, patent costs and personnel costs.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended September 30, 2017 increased approximately $36.9 million, or 28.0%, to $168.5 million compared to $131.6 million for the nine months ended September 30, 2016. Selling expense increases were driven primarily by costs associated with the continued build out of our direct sales organization for both the Wound Care and SSO markets, as well as increased commissions due to higher sales volume. General and Administrative expense increases were driven primarily by costs associated with adding personnel to support and maintain the continued growth including reimbursement staffs and other support areas as well as bonus and share-based compensation expenses. In addition, litigation expense was up $4.1 million for the nine months ended September 30, 2017 as compared to the comparable prior year period. SG&A expenses consists of personnel cost, bonus accrual, professional fees, sales commission, sales training costs, industry trade show fees and expenses, product promotion and product literature costs, facility costs, and other sales, marketing and administrative costs, bad debt, depreciation and amortization, and share-based compensation. Share-based compensation included in SG&A for the nine months ended September 30, 2017 and 2016 was approximately $14.4 million and $13.0 million, respectively, an increase of approximately $1.4 million, or 10.8%.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased approximately $0.4 million, or 21.1%, to $1.5 million for the nine months ended September 30, 2017, compared to $1.9 million in the nine months ended September 30, 2016. Amortization decreased due to the Stability Divestiture during the quarter with an increased reduction expected in the fourth quarter of 2017 where there will be a full quarterly impact as well as lower amortization in 2017 related to the write down of the Stability LLC intangibles in the fourth quarter of 2016. We amortize our intangible assets over a period of 4 to 19 years, which we believe represents the remaining useful lives of the patents underlying the licensing rights and intellectual property. We do not amortize goodwill but we test our goodwill at least annually for impairment and periodically evaluate other intangibles for impairment based on events or changes in circumstances as they occur.
Income Taxes
The effective tax rate decreased approximately 45.5% when compared to the same period of 2016, primarily due to the tax benefit associated with the Stability Divestiture and large share-based compensation-related discrete income tax benefits recorded during the nine months ended September 30, 2017. As of the end of September 2017, the projected annual effective tax rate for 2017 is 35.1%.
Liquidity and Capital Resources
As of September 30, 2017, we had approximately $36.5 million of cash and cash equivalents. We reported total current assets of approximately $114.1 million and total current liabilities of approximately $35.2 million at September 30, 2017, which represents a current ratio of 3.2 as of September 30, 2017.

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company, with an aggregate lender commitment of up to $50 million. In September 2017, the expiration date of the Credit Agreement was extended to October 12, 2019. As of the date hereof, there are no outstanding revolving loans under the Credit Agreement. The Credit Agreement also provides for an uncommitted incremental facility of up to $35 million, which can be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The Credit Agreement contains customary covenants and events of default for senior secured credit agreements of this type. The covenants include (a) a requirement for the Company to maintain a maximum consolidated leverage ratio of 2.50:1.00; (b) a requirement for the Company to maintain a minimum consolidated fixed charge coverage ratio of 2.00:1.00; and (c) a requirement for the Company to maintain minimum liquidity of $10 million. As of September 30, 2017, we were in compliance with all of our covenants under the Credit Agreement.
For the nine months ended September 30, 2017, we repurchased 3,644,327 shares of its common stock for a purchase price of approximately $43,923,000, before brokerage commissions of approximately $109,000 bringing the total amount spent under the program to approximately $99,987,000 since inception in 2014. As of September 30, 2017, we had approximately $13,000 of availability remaining under the repurchase program. The timing and amount of future repurchases, if any, will depend upon stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases under the stock repurchase program at any time. In October 2017, we announced that our Board of Directors had approved an increase of $20 million to our repurchase authorization, bringing the total authorization to $120 million.
In addition, during the nine months ended September 30, 2017, the Company repurchased 358,861 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and availability under the Credit Agreement will enable us to meet our operational liquidity needs and fund our planned investing activities for the next year.
Contingencies
See Note 12 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods.  The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2017 (in thousands):

		Less than
Contractual Obligations	TOTAL	1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	$9	$9	$—	$—	$—
Operating lease obligations	8,316	1,552	3,371	2,898	495
Meeting space commitments	2,244	1,082	1,162	—	—
	$10,569	$2,643	$4,533	$2,898	$495
Discussion of cash flows
Net cash from operating activities during the nine months ended September 30, 2017 increased approximately $33.0 million to approximately $42.1 million, compared to $9.1 million from operating activities for the nine months ended September 30, 2016, primarily attributable to an increase in net income, as well as favorable changes in accounts receivable, inventory, accounts payable and accrued compensation, when compared to the prior year.
Net cash used in investing activities during the nine months ended September 30, 2017 was approximately $4.1 million, compared to approximately $10.4 million for the same period in 2016. Cash used in the nine months ended September 30, 2016 for the acquisition of Stability, Inc. totaled $7.6 million.
Net cash used in financing activities during the nine months ended September 30, 2017 increased approximately $27.0 million to $35.8 million compared to $8.8 million of cash used during the nine months ended September 30, 2016. Cash used in financing activities during the nine months ended September 30, 2017 included approximately $44.0 million for stock repurchases under the repurchase plan compared to $10.4 million in the same period in the prior year. Additionally, we received $11.6 million from the exercise of stock options in the nine months ended September 30, 2017 compared to approximately $2.5 million in the same period in the prior year.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted EBITDA, Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per share. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, although Company management uses these measurements as aids in monitoring the Company's on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against other medical technology companies. Adjusted EBITDA consists of GAAP Net Income excluding: (i) depreciation and amortization, (ii) interest income and expense, (iii) income taxes, (iv) one time acquisition related costs, (v) the effect of purchase accounting due to acquisitions, (vi) share-based compensation expense and (vii) gain on divestiture. Beginning in 2016, we have reported Adjusted Gross Margin, Adjusted Net Income and Adjusted Diluted Net Income per Share to normalize results for comparison purposes. Adjusted Gross Margin consists of GAAP gross margin excluding amortization of inventory fair value step-up. Adjusted Net Income and Adjusted Diluted Net Income per share consists of GAAP net income excluding: (i) one time acquisition related costs, (ii) amortization of inventory fair value step-up, (iii) amortization of intangible assets, (iv) share-based compensation and (v) gain on divestiture. Reconciliations of GAAP Net Income to Adjusted EBITDA, GAAP Gross Margin to Adjusted Gross Margin and GAAP Net Income to Adjusted Net Income and Adjusted Diluted Net Income per share for the three and nine months ended September 30, 2017 and 2016 appear in the tables below (in thousands).

Our Adjusted EBITDA for the three months ended September 30, 2017 was approximately $15.6 million which is an increase of $4.3 million as compared to the three months ended September 30, 2016. The increase was attributable to higher net income before taxes, partially offset by a lower add back for income taxes compared to the prior year. Our Adjusted EBITDA for the nine months ended September 30, 2017, was approximately $42.2 million which is an increase of $11.7 million as compared to the nine months ended September 30, 2016. The increase was attributable to higher net income before taxes, partially offset by the gain on divestiture, and income taxes compared to the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Per GAAP)	$17,457	$3,321	$29,853	$6,493

Add back:
Gain on divestiture	(4,274)	—	(4,274)	—
Income tax expense (benefit)	(4,384)	1,295	(3,675)	2,984
One time costs incurred in connection with acquisition	—	237	—	1,088
One time inventory costs incurred in connection with acquisition	50	247	203	1,578
Other interest expense, net	43	87	337	254
Depreciation expense	1,013	838	3,074	2,394
Amortization of intangible assets	418	631	1,451	1,889
Share-based compensation	5,306	4,701	15,232	13,826
Adjusted EBITDA	$15,629	$11,357	$42,201	$30,506

Reconciliation of "Adjusted Gross Margin" defined as Gross Margin before Amortization of inventory fair value step-up (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross Margin (Per GAAP)	$74,974	$56,432	$206,620	$151,801

Non-GAAP Adjustments:
One time inventory costs incurred in connection with acquisition	50	247	203	1,578
Gross Margin before Amortization of inventory fair value step-up	$75,024	$56,679	$206,823	$153,379
Adjusted Gross Margin	88.7%	88.0%	88.5%	87.6%

Reconciliation of "Adjusted Net Income" and "Adjusted Diluted Net Income" per share defined as Net Income less Amortization, One Time Costs, Share-Based Compensation and Gain on Divestiture (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (Per GAAP)	$17,457	$3,321	$29,853	$6,493

Non-GAAP Adjustments:
Tax rate normalization*	(7,439)	(539)	(11,355)	(901)
Gain on divestiture	(4,274)	—	(4,274)	—
One time costs incurred in connection with acquisition	—	237	—	1,088
One time inventory costs incurred in connection with acquisition	50	247	203	1,578
Amortization of intangible assets	418	631	1,451	1,889
Share - based compensation	5,306	4,701	15,232	13,826
Estimated income tax impact from adjustments	(1,996)	(2,384)	(5,920)	(7,686)
Adjusted Net Income	$9,522	$6,214	$25,190	$16,287
Adjusted Diluted Net Income per Share	$0.08	$0.06	$0.22	$0.15
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	117,501,925	112,361,179	116,547,006	112,193,701
*Assumes a normalized tax rate of 41% for 2016 and 35.1% for 2017.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management continually reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Annual Report on Form 10-K for the year ended December 31, 2016.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the Condensed Consolidated Financial Statements contained herein.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at September 30, 2017, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective because of the material weakness in our internal control over financial reporting, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 10-K"), which continues to exist as of September 30, 2017.

Remediation of Material Weakness in Internal Control over Financial Reporting

The Company took steps during the first nine months of 2017 to remediate its material weakness in internal control over financial reporting related to our accounting for income taxes.  In reviewing the Company's tax accounting in preparation for filing the 2016 10-K, management concluded the Company had a material weakness in the design of our internal control over the tax accounting related to an overstatement of an excess tax benefit which, if undetected could have resulted in an understatement of income taxes payable. Specifically, management did not have adequate supervision and review of certain technical tax accounting performed by a third party tax specialist in 2016.

The Company has made progress implementing activities and improvements to address the control deficiency that led to the material weakness during the first nine months of 2017 which include:

•	Implementing specific review procedures, including the increased involvement of our CFO and Controller.

•	Hiring of an internal tax specialist to oversee the work performed by the third party tax specialists.

•	Strengthening our income tax control with improved documentation standards, technical oversight, and training.

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

Changes in Internal Control over Financial Reporting

Other than the efforts discussed immediately above in Remediation of Material Weakness in Internal Control over Financial Reporting, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal claims and actions incidental to our business. We discuss these items more fully in in Part I, Item 1, Note 12 to our Condensed Consolidated Financial Statements, which we incorporate by reference herein.
Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased under publicly announced plan(b)	Total amount spent under the plan	Remaining amount to be spent under the plan (b)
Total amount remaining July 1, 2017					$15,242,818

July 2017 increased spending authorization					$14,000,000

July 1, 2017 - July 31, 2017	124,484	$15.01	85,000	$1,275,510	$27,967,308

August 1 - August 31, 2017	1,253,242	$15.13	1,251,034	$18,925,316	$9,041,992

September 1 - September 30, 2017	625,906	$14.51	622,300	$9,029,252	$12,740

Total for the quarter	2,003,632		1,958,334	$29,230,078

(a) Shares repurchased during the quarter include 45,298 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b) On May 12, 2014, our Board of Directors authorized the repurchase of up to $10 million of our common stock from time to time, through December 31, 2014. Our Board subsequently extended the program until December 31, 2017, and most recently in October 2017 announced that it had increased the total authorization to $120 million. The timing and amount of repurchases will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases under the stock repurchase program at any time. The above table sets forth information regarding the purchases of our equity securities made under the repurchase program during the quarter prior to brokerage commissions of approximately $59,000.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1*
Membership Interest Purchase Agreement dated August 18, 2017 by and among MiMedx Group, Inc., a Florida corporation, Stability Biologics, LLC, a Georgia limited liability company (successor-in-interest to Stability Inc., a Florida corporation), each person that, as of January 13, 2016, was a stockholder of Stability Inc., a Florida corporation and a predecessor-in-interest to Stability LLC, and Brian Martin, as stockholder representative, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed August 18, 2017.

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

10.1
Second Amendment to Credit Agreement dated October 12, 2015, by and among MiMedx Group, Inc., the Guarantors identified therein, Bank of America, N.A., and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed October 2, 2017.

31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS #	XBRL Instance Document

101.SCH #	XBRL Taxonomy Extension Schema Document

101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. MiMedx agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiMedix Group, Inc.
October 31, 2017	By:	/s/ Michael J. Senken
Michael J. Senken
Chief Financial Officer
(principal financial and accounting officer)