Form 10-Q
period 2019-03-31
MIMEDX GROUP, INC.
filed 2020-07-06
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2019
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒

There were 110,328,875 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of June 25, 2020.

As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Explanatory Note
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 17, 2020 (the “2018 Form 10-K”), the Company filed no periodic reports after October 2017 until the filing of the 2018 Form 10-K. In June 2018, following an investigation (the “Audit Committee Investigation”), the Audit Committee of the Company’s Board of Directors, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 and each of the interim periods within such years, along with the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”), would need to be restated (the “Restatement”) and could no longer be relied upon due to accounting irregularities regarding the recognition of revenue under generally accepted accounting principles in the United States of America (“GAAP”). The 2018 Form 10-K contained our audited consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, which had not previously been filed, and for the year ended December 31, 2016, which were restated from the consolidated financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2016. The 2018 Form 10-K also included our audited consolidated balance sheets as of December 31, 2018 and 2017.
This Form 10-Q been prepared in connection with the Company’s continuing efforts to become a current filer. These statements should be read in conjunction with the Company’s previously-filed Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
Forward-Looking Statements
This Form 10-Q contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:

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

•
the regulatory pathway for our products, including our existing and planned investigative new drug application and pre-market approval requirements, the design and success of our clinical trials and pursuit of biologic license applications (“BLAs”) for certain products;

•	our expectations regarding our ability to manufacture certain of our products in compliance with current Good Manufacturing Practices (“cGMP”);

•	our expectations regarding costs relating to compliance with regulatory standards, including those arising from our clinical trials, pursuit of BLAs, and cGMP compliance;

•
our ability to continue marketing our micronized products and certain other products during and following the end of the period of enforcement discretion announced by the United States Food and Drug Administration (“FDA”);

•	expectations regarding government and other third-party coverage and reimbursement for our products;

•	expectations regarding future revenue growth;

•	our belief in the sufficiency of our intellectual property rights in our technology;

•	our ability to procure sufficient supplies of human tissue to manufacture and process our products;

•	the outcome of pending litigation and investigations;

•	our ability to relist our common stock, par value $0.001 per share (the “Common Stock”) on The Nasdaq Capital Market;

•	ongoing and future effects arising from the Audit Committee Investigation, the Restatement, and related litigation;

•	ongoing and future effects arising from the COVID-19 pandemic;

•	demographic and market trends;

•	our plans to remediate the identified material weaknesses in our internal control environment and to strengthen our internal control environment; and

•	our ability to compete effectively.

Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in this Form 10-Q and in our 2019 Form 10-K.
Unless required by law, the Company does not intend, and undertakes no obligation, to update or publicly release any revision to any forward-looking statements, whether as a result of the receipt of new information, the occurrence of subsequent events, a change in circumstances or otherwise. Each forward-looking statement contained in this Form 10-Q is specifically qualified in its entirety by the aforementioned factors. Readers are advised to carefully read this Form 10-Q in conjunction with the important disclaimers set forth above prior to reaching any conclusions or making any investment decisions and not to place undue reliance on forward-looking statements, which apply only as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission (“SEC”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDESNED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$28,381	$45,118
Inventory, net	16,428	15,986
Prepaid expenses	4,620	6,673
Income tax receivable	466	454
Other current assets	7,292	5,818
Total current assets	57,187	74,049
Property and equipment, net	16,377	17,424
Right of use asset	4,075	—
Goodwill	19,976	19,976
Intangible assets, net	8,292	9,608
Other assets	1,535	1,787
Total assets	$107,442	$122,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,691	$14,864
Accrued compensation	15,523	23,024
Accrued expenses	35,737	31,842
Other current liabilities	2,396	1,817
Total current liabilities	64,347	71,547
Other liabilities	4,743	1,642
Total liabilities	69,090	73,189
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	$—	$—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 108,871,913 outstanding at March 31, 2019 and 112,703,926 issued and 109,098,663 outstanding at December 31, 2018	113	113
Additional paid-in capital	166,296	164,744
Treasury stock at cost: 3,832,013 shares at March 31, 2019 and 3,605,263 shares at December 31, 2018	(38,224)	(38,642)
Accumulated deficit	(89,833)	(76,560)
Total stockholders’ equity	38,352	49,655
Total liabilities and stockholders’ equity	$107,442	$122,844
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net sales	$66,555	$84,149
Cost of sales	7,418	9,358
Gross margin	59,137	74,791

Operating expenses:
Selling, general and administrative	50,862	65,910
Investigation, restatement and related	18,107	2,113
Research and development	2,902	3,545
Amortization of intangible assets	233	252
Impairment of intangible assets	446	—
Operating (loss) income	(13,413)	2,971

Other income (expense)
Interest income, net	211	96
Other expense, net	(29)	—

(Loss) income before income tax provision	(13,231)	3,067
Income tax provision (expense) benefit	(42)	1,552

Net (loss) income	$(13,273)	$4,619

Net (loss) income per common share - basic	$(0.12)	$0.04

Net (loss) income per common share - diluted	$(0.12)	$0.04

Weighted average shares outstanding - basic	106,420,317	104,747,411

Weighted average shares outstanding - diluted	106,420,317	113,709,387
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	3,014	—	—	—	3,014
Issuance of restricted stock	—	—	(3,025)	(251,305)	3,025	—	—
Restricted stock cancellation/forfeited	—	—	1,563	141,381	(1,563)	—	—
Shares repurchased for tax withholding on vesting of restricted stock	—	—		336,674	(1,044)		(1,044)
Net loss	—	—	—	—	—	(13,273)	(13,273)
Balance at March 31, 2019	112,703,926	$113	$166,296	3,832,013	$(38,224)	$(89,833)	$38,352

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2017	112,703,926	$113	$164,649	3,356,409	$(44,384)	$(46,581)	$73,797
Share-based compensation expense	—	—	4,931	—	—	—	4,931
Exercise of stock options	—	—	(8,211)	(786,708)	11,765	—	3,554
Issuance of restricted stock	—	—	(23,915)	(1,805,475)	23,915	—	—
Restricted stock cancellation/forfeited	—	—	1,672	132,404	(1,672)	—	—
Stock repurchase	—	—	—	507,600	(7,572)	—	(7,572)
Shares repurchased for tax withholding on vesting of restricted stock	—	—	—	464,801	(4,073)	—	(4,073)
Net income	—	—	—	—	—	4,619	4,619
Balance at March 31, 2018	112,703,926	$113	$139,126	1,869,031	$(22,021)	$(41,962)	$75,256
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(13,273)	$4,619
Adjustments to reconcile net (loss) income to net cash from operating activities:
Share-based compensation	3,014	4,931
Depreciation	1,695	1,221
Amortization of intangible assets	233	252
Amortization of discount on notes receivable	—	(51)
Amortization of deferred financing costs	—	43
Non-cash lease expenses	269	—
Loss on fixed asset disposal	1	—
Impairment of intangible assets	1,258	—
Change in deferred income taxes	—	(1,267)
Increase (decrease) in cash resulting from changes in:
Inventory	(442)	(157)
Prepaid expenses	2,053	(266)
Income tax receivable	(12)	(159)
Other current assets	(1,612)	(1,041)
Accounts payable	(4,173)	5,075
Accrued compensation	(7,501)	(5,302)
Accrued expenses	3,895	2,412
Other liabilities	(665)	(134)
Net cash flows (used in) provided by operating activities	(15,260)	10,176

Cash flows from investing activities:
Purchases of equipment	(648)	(3,069)
Principal payments from note receivable	389	—
Patent application costs	(174)	(38)
Net cash flows used in investing activities	(433)	(3,107)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,554
Shares repurchased under repurchase plan	—	(7,572)
Shares repurchased for tax withholdings on vesting of restricted stock	(1,044)	(4,073)
Net cash flows used in financing activities	(1,044)	(8,091)

Net change in cash	(16,737)	(1,022)

Cash and cash equivalents, beginning of period	45,118	27,476
Cash and cash equivalents, end of period	$28,381	$26,454
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019

1.	Nature of Business
MiMedx Group, Inc. (together with its subsidiaries except where the context otherwise requires “MiMedx,” or the “Company”) is an advanced wound care and emerging therapeutic biologics company, developing and distributing human placental tissue allografts with patent-protected processes for multiple sectors of healthcare. The Company derives its products from human placental tissues processed using proprietary processing methodologies. The Company’s mission is to offer products and tissues to help the body heal itself. All of the Company’s products are regulated by the United States Food and Drug Administration (“FDA”).
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
The Company’s business model is focused primarily on the United States of America but the Company is exploring potential future international expansion opportunities.

2.	Significant Accounting Policies
Please see Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 17, 2020 (the “2018 Form 10-K”) for a description of all significant accounting policies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2019 and 2018, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet as of December 31, 2018, was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2018, included in the 2018 Form 10-K.
Use of Estimates
The condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates for contingent liabilities, the measurement of right-of-use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments and valuation of deferred tax assets.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents
Cash and cash equivalents include cash and Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit held at various banks with an original maturity of three months or less.
Notes Receivable
Notes receivable represent formal payment agreements with customers which generally arise in situations where amounts shipped and billed have aged significantly as well as the promissory note issued by Stability Biologics, LLC (“Stability’’) as part of the divestiture of Stability in 2017. The promissory note from Stability was paid in full in the three months ended September 30, 2019. The Company’s notes receivable are included in other current and long-term assets in the consolidated balance sheets and were valued taking into consideration cost of the market participant inputs, market conditions, liquidity, operating results and other qualitative factors.
Inventories
Inventories are valued at the lower of cost or net realizable value, using the first–in, first-out (“FIFO’’) method.  Inventory is tracked through raw material, work-in-process, and finished good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished demand.
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). In 2018 and Q1 2019 the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and other current and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
The Company adopted ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 by using the modified retrospective method. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company assessed the impact of the ASC 606 guidance by reviewing customer contracts and accounting policies and practices to identify differences, including identification of the contract and the evaluation of the Company’s performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations.
ASC 606 establishes a five-step model for revenue recognition. The first of these steps requires the identification of the contract as described in ASC 606-10-25-1. The specific criteria (the “Step 1 Criteria”) to this determination are as follows:

•	The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations;

•	The entity can identify each party’s rights regarding the goods or services to be transferred; and

•	The entity can identify the payment terms for the goods or services to be transferred.

•	The contract has commercial substance.

•	It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.
The Company concluded that the first three of the above criteria were not met upon shipment of product to the customer, the fourth criteria had been met and the Company acknowledges that there is a degree of uncertainty as to whether last criteria above had been met. Although the parties to the contract may have approved the contract and purchase orders in writing, the Company concluded that upon shipment of products to the customer there is not sufficient evidence that its customers were committed to perform their obligations defined in the contract due to the existence of extra-contractual or undocumented terms or arrangements (e.g., regarding payment terms, right of return, etc.). The Company could not reliably identify each party’s rights regarding the products to be transferred upon shipment of those products to customers. The Company’s sales personnel continued to make side agreements with customers which directly conflicted with the explicitly stated terms of sale. These side agreements created significant ambiguity around the rights and obligations of both parties involved in the transaction. This practice continued to result in extended payment terms and returns occurring long after the original sale was made. The Company’s business practices created an implied right for the customer to demand future, unknown, performance by the Company. As a result, each party (and in particular the Company) could not at the time of product shipment adequately determine its rights regarding the good transferred as required by ASC 606-10-25-1. Upon shipment of product to the customer, the Company could not reliably identify the payment terms for the products it sold to customers. Although the written payment terms were known to both parties, the Company’s pervasive business practices (e.g., informal and undocumented side agreements) overrode the written payment terms and often resulted in extensions of the terms for payment. The Company’s contracts did appear to have commercial substance (i.e., the risk, timing, or amount of the Company’s future cash flows was expected to change as a result of the contract) upon fulfillment of a purchase order, as most fulfillments have eventually resulted in the Company receiving cash. Therefore, the Company concluded that this criterion appears to be met upon shipment of product to customers (i.e., fulfillment of the purchase order). The probability that the Company would collect the consideration to which it was entitled in exchange for products shipped to the customer was questionable. In evaluating whether the collectability of an amount of consideration was probable, the Company considered the customer’s ability and intention to pay that amount of consideration when it was due. Historically, the customers’ intention to pay amounts when due was uncertain in light of the conflicting messages customers received with respect to the payment terms and rights of return and lack of adherence to credit limits. The assessment in ASC 606 is based on whether the customer has the ability and intention to pay for the product being delivered by the Company. Assessment of a customer’s ability to pay is typically done through a credit check process and the establishment of a credit limit for each customer by the Company’s accounts receivable team. Although the Company did have a process in place to establish credit limits, the evidence previously mentioned indicates that those credit limits were routinely overridden by certain sales personnel and members of management. Despite these overrides, the Company recovered the majority of its billings made in 2018 with an insignificant amount of write-offs being recorded. Furthermore, the quantitative and qualitative evidence gathered by the Company raised considerable doubt as to the collectability of its billings at the time of shipment, but this evidence was not persuasive enough for the Company to conclude that collectability was not probable. As a result of the considerations outlined above, the Company determined that it did not meet the criteria necessary for its revenue arrangements to qualify as “contracts” under the requirements of ASC 606 (i.e., these arrangements did not pass the Step 1 Criteria of the revenue recognition model).
The Company’s inability to fulfill these criteria was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, as of the date of the Company’s adoption of ASC 606 effective January 1, 2018 and through March 31, 2019, the Company concluded that it did not meet the Step 1 Criteria upon physical delivery of the product. Subsequent to the delivery of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in our condensed consolidated balance sheet.
GPO Fees
The Company sells to Group Purchasing Organization (“GPO”) members who transact directly with the Company at GPO-agreed pricing. GPOs are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically 3% of sales made to the GPO members. Prior to adoption of ASC 606, for all periods presented prior to January 1, 2018, the Company presented the administrative fees paid to GPOs as a reduction of revenues because the benefit received by the Company in exchange for the GPO fees was not sufficiently separable from the GPO member’s purchase of the Company’s products. Upon adoption of ASC 606, the Company concluded that although it benefited from the access that a GPO provides to its members, this benefit was neither distinct from other promises in the Company’s contracts with GPOs nor was the benefit separable from the sale of goods by the Company to the end customer. Therefore, the Company continued presenting fees paid to GPOs as a reduction of product revenues.

Cost of Sales
Cost of sales includes all costs directly related to bringing the Company’s products to their final selling destination. Amounts include direct and indirect costs to manufacture products including raw materials, personnel costs and direct overhead expenses necessary to convert collected tissues into finished goods, product testing costs, quality assurance costs, facility costs associated with the Company’s manufacturing and warehouse facilities, depreciation, freight charges, costs to operate equipment and other shipping and handling costs for products shipped to customers.
Deferred cost of sales resulted from transactions where title to inventory transferred from the Company to the customer, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the revenue and associated cost of sales is recognized. These amounts have been recorded within other current assets on the condensed consolidated balance sheet.
Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases which were included in Right of use asset, Other current liabilities and Other liabilities, respectively, in the unaudited condensed consolidated balance sheet as of March 31, 2019.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities, which will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. The Company continues to account for leases in the consolidated balance sheet as of December 31, 2018, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018, and the consolidated statements of cash flows for the three months ended March 31, 2018 under ASC 840. See Note 6, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the unaudited condensed consolidated balance sheet. The Company capitalized approximately $0.2 million and $0.0 million of patent costs during the first three months of 2019 and 2018, respectively.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on FIFO basis.
Recently Issued and Adopted Accounting Standards
In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted the ASU effective January 1, 2019 using the additional (optional) approach, in accordance with ASU 2018-11 Leases (Topic 842): Targeted Improvements. The Company initially recorded a right of use asset and lease liability of $4.3 million, net of the $0.9 million rent credit, and $5.2 million, in Right of use asset, Other current liabilities and Other liabilities for the non-current portion, respectively. There was no effect on opening retained earnings, and the Company continues to account for leases in the prior period financial statements under ASC Topic 840.
In adopting the new lease standard, the Company elected the package of practical expedients permitted under the adoption of the new standard, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. The Company also elected the practical expedient allowing an accounting policy election by class of underlying asset, to account for separate lease and non-lease components as a single lease component. Please see Note 6 for additional information on leases.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The amendments in this update may be applied retrospectively or prospectively and early adoption is permitted. The Company adopted this standard as of January 1, 2018 and applied the ASU retrospectively for all periods presented.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment”. The update eliminates Step 2 from the goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in this update should be applied on a prospective basis. The Company adopted this standard as of January 1, 2017.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, to address certain income tax effects in Accumulated Other Comprehensive Income (“AOCI”) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods. The Company has adopted this ASU as of January 1, 2019, which did not have any impact on the Company’s results of operations or financial condition as there were no balances in AOCI that are tax effected.
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted. The Company adopted the new standard on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. This ASU is effective for MiMedx and all public filers which do not qualify as smaller reporting companies for fiscal years beginning after December 15, 2019. The Company does not expect adoption to materially affect the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820 “Fair Value Measurement,” based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: “Notes to Financial Statements,” including consideration of costs and benefits. The ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is evaluating the impact the adoption of ASU 2018-13 will have on its consolidated financial statements.
All other ASUs issued and not yet effective for the three months ended March 31, 2019, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Liquidity and Capital Resources
Net Working Capital
As of March 31, 2019, the Company had approximately $28.4 million of cash and cash equivalents.  The Company reported total current assets of approximately $57.2 million and current liabilities of approximately $64.3 million as of March 31, 2019.
Overall Liquidity and Capital Resources
The Company’s largest cash requirement for the three months ended March 31, 2019 was cash for general working capital needs. In addition, the Company’s other cash requirements included capital expenditures, and investigation and restatement expenses. The Company funded its cash requirements through its existing cash reserves. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of the issuance of these consolidated financial statements.

4.	Inventory
Inventory consisted of the following items (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$473	$516
Work in process	11,139	11,123
Finished goods	5,357	4,936
Inventory, gross	16,969	16,575
Reserve for obsolescence	(541)	(589)
Inventory, net	$16,428	$15,986

5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$5,281	$4,804
Lab and clean room equipment	14,197	13,787
Furniture and office equipment	15,427	15,145
Construction in progress	984	1,507
Property and equipment, gross	35,889	35,243
Less accumulated depreciation	(19,512)	(17,819)
Property and equipment, net	$16,377	$17,424

Depreciation expense for the three months ended March 31, 2019 and 2018, was approximately $1.7 million and $1.2 million, respectively.

6.	Leases
As discussed in Note 2, on January 1, 2019, MiMedx adopted new guidance for the accounting and reporting of leases. The Company has operating leases primarily for corporate offices, vehicles, and certain equipment. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company determines if an arrangement is or contains a lease at inception.
Under ASC 842 transition guidance, the Company has not elected the hindsight practical expedient to determine the lease term for existing leases, which permits companies to consider available information prior to the effective date of the new guidance as to the actual or likely exercise of options to extend or terminate the lease. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. As a practical expedient, the Company has made an accounting policy election not to separate lease components from non-lease components in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right-of-use asset and related lease liability.
The Company does not act as a lessor or have any leases classified as financing leases.
Operating lease cost was $0.4 million for the three months ended March 31, 2019 and was recorded in Selling, general, and administrative expenses. Interest on lease obligations was $0.1 million for the three months ended March 31, 2019 and was recorded in Selling, general, and administrative expenses. Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million at March 31, 2019. The amortization of leased assets for the three months ended March 31, 2019 was $0.3 million.
Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

March 31, 2019
Assets
Right of use asset	$4,075

Liabilities
Short term lease liability	$1,087
Long term lease liability	$3,805

Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2019 (excluding the three months ended March 31, 2019)	$1,185
2020	1,561
2021	1,528
2022	1,552
2023	196
Thereafter	—
Total lease payments	6,022
Less: imputed interest	(1,130)
$4,892

Future minimum lease payments under operating leases at December 31, 2018 and thereafter were as follows (amounts in thousands):

Year ending December 31,	Maturities
2019	$1,640
2020	1,579
2021	1,625
2022	1,673
2023	205
Thereafter	—
Total lease payments	$6,722

7.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,099)	$315	$1,414	$(1,066)	$348
Patents and know how	8,966	(4,589)	4,377	9,180	(4,475)	4,705
Customer and supplier relationships	3,761	(2,216)	1,545	4,271	(2,202)	2,069
Non-compete agreements	120	(45)	75	120	(38)	82
Total amortized intangible assets	$14,261	$(7,949)	$6,312	$14,985	$(7,781)	$7,204

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	972		972	1,396		1,396
Total intangible assets	$16,241		$8,292	$17,389		$9,608

Amortization expense for the three months ended March 31, 2019 and 2018, was approximately $0.2 million and $0.3 million, respectively. Patents and patents in process related write-downs due to abandonment were $0.8 million and $0.0 million during the three months ended March 31, 2019 and 2018, respectively. These write-downs were recorded as a component of Selling, general and administrative expense. The Company incurred impairment losses related to customer relationships which were determined to be unrecoverable of and $0.4 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively.
Expected future amortization of intangible assets as of March 31, 2019, is as follows (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2019 (excluding the three months ended March 31, 2019)	$736
2020	985
2021	977
2022	955
2023	955
Thereafter	1,704
$6,312

8.	Accrued Expenses
Accrued expenses include the following (in thousands):

	March 31, 2019	December 31, 2018
Legal costs	$14,252	$10,056
Settlement costs	9,573	8,673
Pricing adjustment settlement with Veterans Affairs	6,894	6,894
Estimated returns	2,028	2,325
External commissions	1,060	1,233
Accrued clinical trials	627	962
Other	1,303	1,699
Total	$35,737	$31,842

9.	Credit Facility
On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provided for an uncommitted incremental facility of up to $35 million, which could be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement were guaranteed by the Company’s subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents were secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility bore interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $0.5 million. These deferred financing costs were being amortized to interest expense over the three-year life of the facility. The Credit Agreement contained customary representations, warranties, covenants, and events of default, including restrictions on certain payments of dividends by the Company.
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

10.	Net (Loss) Income Per Share
Basic net (loss) income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands except share data):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(13,273)	$4,619
Denominator for basic earnings per share - weighted average shares	106,420,317	104,747,411
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	803,487	8,961,976
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	106,420,317	113,709,387
(Loss) income per common share - basic	$(0.12)	$0.04
(Loss) income per common share - diluted	$(0.12)	$0.04

(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2019	2018
Outstanding Stock Options	609,292	6,856,369
Restricted Stock Awards	194,195	2,105,607
	803,487	8,961,976

11.	Income taxes
The effective tax rates for the Company were (0.3)% and (50.6)% for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company currently has a full valuation allowance on their deferred tax assets. There was no valuation allowance for the same period of 2018 and the effective tax rate reflects certain discrete tax items.

12.	Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$1	$39
Income taxes paid	46	38

13.Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 6 “Leases,” the Company has commitments for meeting space. These leases expire over 3 to 3.5 years following March 31, 2019, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
Rent expense for the three months ended March 31, 2019 and 2018, was approximately $0.4 million and $0.3 million, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.
Letters of Credit
Previously, as a condition of the leases for the Company’s facilities, the Company was obligated under standby letters of credit in the amount of approximately $0.1 million. The Company amended its lease during 2018 to eliminate this obligation.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. For more information regarding our legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in our 2019 Form 10-K.

The following is a description of certain litigation and regulatory matters:

Shareholder Derivative Suits
On December 6, 2018, the United States District Court for the Northern District of Georgia entered an order consolidating three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On January 22, 2019, plaintiffs filed a verified consolidated shareholder derivative complaint. The consolidated action sets forth claims of breach of fiduciary duty, corporate waste and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Larry W. Papasan, Luis A. Aguilar, Bruce L. Hack, Charles E. Koob, Neil S. Yeston and Christopher M. Cashman. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to stay on February 18, 2019, pending the completion of the investigation by the Company’s Special Litigation Committee. The Special Litigation Committee completed its investigation relating to this action and filed an executive summary of its findings with the Court on July 1, 2019. The parties (together with parties from the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit, each described below) held a mediation on February 11, 2020. Following continued discussions, on May 1, 2020, the parties notified the Court that plaintiffs and the Company had reached an agreement in principle to settle this consolidated derivative action, which settlement also encompasses all claims asserted in the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit. As of the date of the filing of this Form 10-Q, the parties are drafting, and intend to file, a stipulation of settlement and motion seeking preliminary approval of the settlement.
On October 29, 2018, the City of Hialeah Employees Retirement System (“Hialeah”) filed a shareholder derivative complaint in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida (the “Florida Court”). The complaint alleges claims for breaches of fiduciary duty and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Bruce L. Hack, Charles E. Koob, Larry W. Papasan, and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company moved to stay the action on February 7, 2019, to allow the prior-filed consolidated derivative action in the Northern District of Georgia to be resolved first and to allow the Company’s Special Litigation Committee time to complete its investigation. The Company also filed a motion to dismiss on April 8, 2019. As discussed above, the plaintiff participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and is a party to the agreement in principle to settle that consolidated derivative action. The agreement in principle provides that the plaintiff in this action will file a notice of dismissal to dismiss its action with prejudice within seven calendar days after the date that the judgment entered by the Northern District of Georgia becomes final.
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois as lead plaintiff. On May 1, 2019, the lead plaintiff filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, the lead plaintiff was granted leave to file an amended complaint. The lead plaintiff filed its amended complaint against the Company, Michael Senken, Pete Petit, William Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020.
Investigations
SEC Investigation

On April 4, 2017, the Company received a subpoena from the SEC requesting information related to, among other things, the Company’s recognition of revenue, practices with certain distributors and customers, its internal accounting controls and certain employment actions. The Company cooperated with the SEC in its investigation (the “SEC Investigation”). In November 2019, the SEC brought claims against the Company and the Company’s former officers Parker H. Petit, Michael J. Senken, and William C. Taylor. The SEC alleged that from 2013 to 2017, the Company prematurely recognized revenue from sales to its distributors and exaggerated its revenue growth. The SEC’s complaint also alleged that the Company improperly recognized revenue because its former CEO and COO entered into undisclosed side arrangements with certain distributors. These side arrangements allowed distributors to return product to the Company or conditioned distributors’ payment obligations on sales to end users. The SEC complaint further alleged that the Company’s former CEO, COO, and CFO allegedly covered up their scheme for years, including after the Company’s former controller raised concerns about the Company’s accounting for specific distributor transactions. The SEC also alleged that the Company’s former CEO, COO, and CFO all misled the Company’s outside auditors, members of the Company’s Audit Committee, and outside lawyers who inquired about these transactions. The SEC brought claims against the Company and its former CEO, COO, and CFO for violating the antifraud, reporting, books and records, and internal controls provisions of the federal securities laws. The SEC also brought claims against the Company’s former CEO, COO, and CFO for lying to the Company’s outside auditors. In November 2019, without admitting or denying the SEC’s allegations, the Company settled with the SEC by consenting to the entry of a final judgment that permanently restrains and enjoins the Company from violating certain provisions of the federal securities laws. As part of the resolution, the Company paid a civil penalty of $1.5 million. The settlement concluded, as to the Company, the matters alleged by the SEC in its complaint. The SEC’s litigation continues against the Company’s former officers.
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
Department of Veterans’ Affairs (“VA”) Office of Inspector General (“VA-OIG”) and Civil Division of the Department of Justice (“DOJ-Civil”) Subpoenas and/or Investigations
VA-OIG has issued subpoenas to the Company seeking, among other things, information concerning the Company’s financial relationships with VA clinicians. DOJ-Civil has requested similar information. The Company has cooperated fully and produced responsive information to VA-OIG and DOJ-Civil. Periodically, VA-OIG has requested additional documents and information regarding payments to individual VA clinicians. Most recently, on June 3, 2020, the Company received a subpoena from the VA-OIG requesting information regarding the Company’s financial relationships and interactions with two healthcare providers at the VA Long Beach Healthcare System. The Company has continued to cooperate and respond to these requests.
As part of its cooperation, the Company provided documents in response to subpoenas concerning its relationship with three now former VA employees in South Carolina, who were ultimately indicted in May 2018. Among other things, the indictment referenced speaker fees paid by the Company to the former VA employees and other interactions between now former Company employees and the former VA employees. In January 2019, prosecution was deferred for 18 months to allow the three former VA employees to enter and complete a Pretrial Diversion Program, the completion of which would result in the dismissal of the indictment. As far as the Company is aware, two of the former VA employees have completed the program early and the indictment has been dismissed with respect to them. To date, no actions have been taken against the Company with respect to this matter.
Qui Tam Actions
On January 19, 2017, a former employee of the Company filed a qui tam False Claims Act complaint in the United States District Court for the District of South Carolina (United States of America, ex rel. Jon Vitale v. MiMedx Group, Inc.) alleging that the Company’s donations to the patient assistance program, Patient Access Network Foundation, violated the Anti-Kickback Statute and resulted in submission of false claims to the government. The government declined to intervene and the complaint was unsealed on August 10, 2018. The Company filed a motion to dismiss on October 1, 2018. The Company’s motion to dismiss was granted in part and denied in part on May 15, 2019. The case is in discovery.

On January 20, 2017, two former employees of the Company, filed a qui tam False Claims Act complaint in the United States District Court for the District of Minnesota (Kruchoski et. al. v. MiMedx Group, Inc.). An amended complaint was filed on January 27, 2017. The operative complaint alleges that the Company failed to provide truthful, complete and accurate information about the pricing offered to commercial customers in connection with the Company’s Federal Supply Schedule contract. On May 7, 2019, the Department of Justice (“DOJ”) declined to intervene, and the case was unsealed. In April 2020, without admitting the allegations, the Company agreed to pay $6.5 million to the DOJ to resolve this matter.
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
On January 21, 2019, a former employee filed a complaint in the Fifth Judicial Circuit, Richland County, South Carolina (Jon Michael Vitale v. MiMedx Group, Inc. et. al.) against the Company alleging retaliation, defamation and unjust enrichment and seeking monetary damages. The former employee claims he was retaliated against after raising concerns related to insurance fraud and later defamed by comments concerning the indictments of three South Carolina VA employees. On February 19, 2019, the case was removed to the U.S. District Court for the District of South Carolina. The Company filed a motion to dismiss on April 8, 2019, which was denied by the Court. This case is in discovery.
In December 2019, MiMedx received notice of a complaint filed in July 2018 with the Occupational Safety and Health Administration (“OSHA”) section of the Department of Labor (“DOL”) by Thomas Tierney, a former Regional Sales Director, against MiMedx and the referenced individuals, Tierney v. MiMedx Group, Inc., Parker Petit, William Taylor, Christopher Cashman, Thornton Kuntz, Jr. and Alexandra Haden, DOL No. 4-5070-18-243. Mr. Tierney alleged that he was terminated from MiMedx in retaliation for reporting concerns about revenue recognition practices, compliance issues, and the corporate culture, in violation of the anti-retaliation provisions of the Sarbanes-Oxley Act. The parties settled this matter and OSHA dismissed the complaint on May 20, 2020.
Defamation Claims
On June 4, 2018, Sparrow Fund Management, LP (“Sparrow”) filed a complaint against the Company and Mr. Petit, including claims for defamation and civil conspiracy in the United States District Court for the Southern District of New York (Sparrow Fund Management, L.P. v. MiMedx Group, Inc. et. al.). The complaint seeks monetary damages and injunctive relief and alleges the defendants commenced a campaign to publicly discredit Sparrow by falsely claiming it was a short seller who engaged in illegal and criminal behavior by spreading false information in an attempt to manipulate the price of our Common Stock. On March 31, 2019, a judge granted defendants’ motions to dismiss in full, but allowed Sparrow the ability to file an amended complaint. The Magistrate has recommended Sparrow’s motion for leave to amend be granted in part and denied in part and the Judge adopted the Magistrate’s recommendation. Sparrow filed its amended complaint against MiMedx (Mr. Petit has been dropped from the lawsuit) on April 3, 2020 and the Company filed its answer. This case is in discovery.
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
The NuTech Action
On March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) in the United States District Court for the Northern District of Alabama (MiMedx Group, Inc. v. NuTech Medical, Inc. et. al.). The Company has alleged that NuTech and DCI infringed and continue to infringe the Company’s patents through the manufacture, use, sale and/or offering of their tissue graft product. The Company has also asserted that NuTech knowingly and willfully made false and misleading representations about its products to customers and prospective customers. The Company is seeking permanent injunctive relief and unspecified damages. The case was stayed pending the restatement of the Company’s financial statements. Since the Company has completed its restatement, the case has resumed and discovery has recommenced.
The Osiris Action
On February 20, 2019, Osiris Therapeutics, Inc. (“Osiris”) refiled its trade secret and breach of contract action against the Company (which had been dismissed in a different forum) in the United States District Court for the Northern District of Georgia (Osiris Therapeutics, Inc. v. MiMedx Group, Inc.). Osiris has alleged that the Company acquired Stability, a former distributor of Osiris, in order to illegally obtain trade secrets. On February 24, 2020, the Court issued an order granting in part and denying in party MiMedx’s motion to dismiss. The Court dismissed Osiris’s claims for tortious interference, conspiracy to breach contract, unfair competition, and conspiracy to commit unfair competition.  The Court denied MiMedx’s motion to dismiss with respect to the claim for breach of the contract between Osiris and Stability, finding that there is a question as to whether Osiris can maintain such a claim by piercing the corporate veil between MiMedx and its former subsidiary.  If Osiris cannot pierce the corporate veil, the claim against MiMedx fails; if Osiris can pierce the corporate veil, the breach of contract claim must be brought in an arbitration proceeding. MiMedx did not move to dismiss Osiris’s claims for misappropriation of trade secrets and conspiracy to misappropriate trade secrets. MiMedx plans to defend against all remaining claims.
As of March 31, 2019, the Company has accrued approximately $16.4 million related to the legal proceedings discussed above.
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

In addition to the matters described above, the Company is a party to a variety of other legal matters that arise in the ordinary course of the Company’s business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s business, results of operations, financial position or liquidity.

14.	Revenue Data by Customer Type
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). For purposes of the required disclosure under ASC 606-10-50-5, the Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. These groupings also do not meet the criteria under ASC 280-10-50-1 to qualify as separate operating segments. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2019 and 2018.
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended March 31,
	2019	2018

Direct Customers	$64,542	$80,520
Distributors	2,013	3,629
Total	$66,555	$84,149

15.	Subsequent Events
Separation and Transition Services Agreement of Edward J. Borkowski
On November 18, 2019, the Company entered into a Separation and Transition Services Agreement (“Separation Agreement”) with Edward J. Borkowski, under which Mr. Borkowski resigned as Executive Vice President and Interim Chief Financial Officer of the Company, as well as from any and all officer, director or other positions that he held with the Company and its affiliates, effective November 15, 2019. Pursuant to the Separation Agreement, Mr. Borkowski agreed to perform the duties of the Interim Chief Financial Officer with respect to the 2018 Form 10-K and assist with the transition of his duties as described in the Separation Agreement from November 15, 2019 through the earlier of the first business day following the Company’s filing of its 2018 Form 10-K with the SEC or December 31, 2019 (the “Transition Period”). From the end of the Transition Period until March 31, 2020, Mr. Borkowski agreed to provide services as may be requested by the Company with respect to matters related to the 2018 Form 10-K and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company paid Mr. Borkowski $1.7 million as of December 31, 2019 and the remaining $2.3 million payable to Mr. Borkowski under the Separation Agreement was paid in April and May of 2020.
Term Loan
On June 10, 2019, the Company entered into a Term Loan Agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount has been borrowed and funded. The proceeds from the BT Term Loan have been used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance is due on June 20, 2022. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
Interest applicable to any borrowings under the BT Term Loan accrues at a rate equal to LIBOR plus a margin of 8.00% per annum or (if LIBOR is not available) a prime rate plus a margin of 7.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed.

The BT Loan Agreement originally contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•	Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA, of not more than 3.0 to 1.0 as of the last day of the previous four consecutive fiscal quarters.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of less than $40.0 million as of the last business day of each fiscal month following the BT Term Loan closing date through and including the fiscal month ending May 31, 2020. For fiscal months beginning June 30, 2020, the Company is not permitted to have liquidity of less than $30.0 million. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio is less than 2.50 to 1.0 as of the last business day of any fiscal month, the Company’s liquidity could not be less than $20.0 million.

The BT Loan Agreement also specified that any prepayment of the loan, voluntary or mandatory, as defined in the BT Loan Agreement, would subject MiMedx to a prepayment penalty as of the date of the prepayment with respect to the BT Term Loan of:

•	During the period from June 10, 2019 through June 10, 2020, an amount equal to 3% of the principal amount of the BT Term Loan prepaid on such date; and

•	During the period from June 11, 2020 through June 10, 2021, an amount equal to 2% of the principal amount of the BT Term Loan prepaid on such date.
Principal prepayments after June 10, 2021 are not subject to a prepayment penalty.
The BT Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the BT Loan Agreement may be accelerated and/or the lenders’ commitments terminated.
On April 22, 2020, the BT Loan Agreement was amended to provide for an increase in the maximum Total Leverage Ratio, which is a quarterly test, from a Total Leverage Ratio of 3.00 to 1.00 to a new Total Leverage Ratio of 5.00 to 1.00 for the quarterly periods ending on June 30, 2020, September 30, 2020, and December 31, 2020, and also provides for a reduction in the minimum Liquidity covenant, which is a monthly requirement, from $40 million to $20 million for April and May 2020 and from $30 million to $20 million for June through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a one percentage point increase in the interest rate to LIBOR plus 9%.
On July 2, 2020, the Company repaid the principal and accrued but unpaid interest of the BT Term Loan, and paid a prepayment penalty, under the BT Loan Agreement and terminated the BT Loan Agreement, as described below under “Repayment and Termination of BT Loan Agreement.”
Coronavirus Aid, Relief and Economic Security (CARES) Act
On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, loans and grants to certain business, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company applied for and received a $10.0 million loan under the Paycheck Protection Program. On May 11, 2020 the Company repaid the PPP loan.
In addition, modifications to the tax rules for carryback of net operating losses are expected to result in an estimated federal tax refund of $11.3 million and a resulting income tax benefit.
The COVID-19 pandemic and governmental and societal responses thereto have affected the Company’s business, results of operations and financial condition from late March 2020 until the date of this Form 10-Q. The continuation or additional outbreaks of COVID-19 or the outbreak of other health epidemics could harm the Company’s operations and increase the Company’s costs and expenses in numerous ways. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of delays or impacts on the business, clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the COVID-19 pandemic or other health epidemics could have a material and adverse impact on the Company’s business, results of operations and financial condition.

Sublease
On April 1, 2020 the Company successfully subleased its industrial warehouse space that expires on May 31, 2023. The Company performed an asset recovery test comparing the sum of estimated undiscounted future cash flows attributable to the sublease to its carrying amount. The total undiscounted cash flows for the remaining lease term exceed the carrying amount of the asset, therefore there is no impairment.
Issuance of $100 Million of Series B Convertible Preferred Stock
On July 2, 2020, the Company issued $100 million shares of its Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and certain funds managed by Hayfin Capital Management LLP pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020, for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
$75 Million Loan Facility with Hayfin
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded on July 2, 2020 (the “Hayfin Loan Transaction”) and that provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Hayfin Term Loan”) and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility. The Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Term Loan and the DD TL have no fixed amortization (i.e. interest only through the Maturity Date).
Borrowings under the Hayfin Loan Agreement bear interest at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75%. The margin will be eligible to step down to 6.5% or 6.0% based on future Total Net Leverage levels, as defined in the Hayfin Loan Agreement. The Company paid an upfront commitment fee of 2% of the aggregate of the Hayfin Term Loan and the DD TL. The DD TL is subject to an additional commitment fee of 1% of the amount undrawn.
The Hayfin Loan Agreement contains certain affirmative covenants that impose certain reporting and/or performance obligations on the Company and its subsidiaries, including (i) Maximum Total Net Leverage of 5.0x through December 31, 2020, stepping down to 4.5x through June 30, 2021, and to 4.0x thereafter until the Maturity Date; (ii) Cap on Cash Netting for the purposes of calculation Total Net Leverage set at $10 million; (iii) DD TL Incurrence Covenant of 3.5x Total Net leverage, tested prior to any drawings under the DD TL; and (iv) Minimum Liquidity of $10 million, an at-all-times covenant tested monthly.
Repayment and Termination of BT Loan Agreement
On July 2, 2020, the Company terminated the BT Loan Agreement and repaid the $72.0 million outstanding balance of principal and accrued but unpaid interest under the BT Loan Agreement. As a result of the early repayment of the loans under the BT Loan Agreement, the Company also paid a prepayment premium in the amount of $1.4 million. The Company paid the outstanding balance, accrued but unpaid interest, and prepayment premium using a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx is an industry leader in advanced wound care and an emerging therapeutic biologics company, developing and distributing placental tissue allografts with patent-protected processes for multiple sectors of healthcare. We derive our products from human placental tissues processed using our proprietary processing methodologies, including the PURION® process. We employ aseptic processing techniques in addition to terminal sterilization to produce our allografts. MiMedx provides products in the wound care, burn, surgical, orthopedic, spine, sports medicine, ophthalmic, and dental sectors of healthcare. Our mission is to offer products and tissues to help the body heal itself. All of our products are regulated by the FDA.
MiMedx is the leading supplier of human placental allografts, which are human tissues that are transplanted from one person (a donor) to another person (a recipient). MiMedx has supplied over 1.9 million allografts, through both direct sales and consignment shipments. Our biomaterial platform technologies include AmnioFix®, EpiFix®, EpiCord®, AmnioCord® and AmnioFill®. AmnioFix and EpiFix are our tissue allografts derived from the amnion and chorion layers of the human placental membrane. EpiCord and AmnioCord are tissue allografts derived from umbilical cord tissue. AmnioFill is a placental connective tissue matrix derived from the placental disc and other placental tissue.
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
Trends in Our Business
Certain areas of our business suffered as a result of the issues identified in the Audit Committee Investigation

The results of the Audit Committee Investigation have caused us to incur significant legal fees, fines, and penalties. Additionally, the Company has incurred significant costs in connection with the associated Restatement. Negative publicity in the marketplace has created challenges for the Company in selling product to customers and retaining talented employees. All of these matters have caused the Company to incur significant costs and have negatively impacted our financial performance. During the three months ended March 31, 2019, we incurred $18.1 million of expenses related to the Audit Committee Investigation and associated Restatement.
Demographic shifts are creating opportunities in the wound care space
The advanced wound care category is expected to continue growing due to certain U.S. demographic trends, including an aging population, increasing incidence of obesity and diabetes, and the associated higher susceptibility to non-healing chronic wounds. Furthermore, the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. We expect that these shifts will benefit our business.
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

Results of Operations Comparison for the Three Months Ended March 31, 2019, to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Net Sales	$66,555	$84,149	$(17,594)	(20.9)%
Gross profit	59,137	74,791	(15,654)	(20.9)%
Selling, general and administrative	50,862	65,910	(15,048)	(22.8)%
Investigation, restatement and related	18,107	2,113	15,994	756.9%
Research and development	2,902	3,545	(643)	(18.1)%
Amortization of intangible assets	233	252	(19)	(7.5)%
Impairment of intangible assets	446	—	446	100%
Interest income, net	211	96	115	119.8%
Other expense, net	(29)	—	(29)	(100.0)%
Income tax provision (expense) benefit	(42)	1,552	(1,594)	(102.7)%
Net (loss) income	$(13,273)	$4,619	$(17,892)	(387.4)%
Revenue
We recorded revenue for the quarter ended March 31, 2019 of $66.6 million, a $17.6 million or 20.9% decrease over the quarter ended March 31, 2018 revenue of $84.1 million. The decrease primarily resulted from selling fewer units as a result of unfavorable insurance coverage developments. Additionally, half of the reduction of our workforce announced in December 2018 were sales personnel which resulted in fewer visits to customers. Further, revenues were adversely affected from the negative publicity resulting from the Audit Committee Investigation.
Gross Profit Margin
Gross profit margins were flat in the first quarter of 2019 at 89% as compared to the same percentage in the first quarter of 2018.
Selling, General and Administrative Expenses
Selling, General, and Administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and share-based compensation. Selling, general and administrative expenses for the first quarter of 2019 decreased approximately $15.0 million, or 22.8%, to $50.9 million compared to $65.9 million for the first quarter of 2018. The decrease was primarily due to the reduction of our workforce announced in December 2018 by approximately 240 full-time employees, or 24% of our total workforce, of which about half were sales force personnel. This reduction was part of a broad-based organizational realignment, cost reduction, and efficiency program to better ensure that our cost structure was appropriate given our revenue expectations.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expense for the first quarter of 2019 increased approximately $16.0 million, or 756.9%, to $18.1 million compared to $2.1 million for the first quarter of 2018. The increase in legal, accounting, and other professional consulting fees incurred primarily resulted from an increase in litigation.
Research and Development Expenses
Our research and development expenses decreased approximately $0.6 million, or 18.1%, to $2.9 million in the first quarter of 2019, compared to approximately $3.5 million in the first quarter of 2018. The decrease is primarily related to year-over-year decreases in clinical trial activities as well as the decision to significantly reduce animal studies in 2018.

Amortization of Intangible Assets
Amortization expense related to intangible assets decreased (7.5)% for the first quarter of 2019 compared to the first quarter of 2018.
Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million was due to the impairment of certain customer relationship intangible assets in the three months ended March 31, 2019 related to the divestiture of Stability in 2017.
Interest Income, net
Interest income, net increased to $0.2 million during the three months ended March 31, 2019 from $0.1 million during the three months ended March 31, 2018. This increase was due to an increase in interest income as we increased the extent to which we imposed finance charges on past due customer balances.
Other Income (Expense), Net
Other income (expense), net remaining relatively flat for the first quarter of 2019 compared to the first quarter of 2018.
Income Tax Provision (Expense) Benefit
The effective tax rate increased from (50.6)% in this period in 2018 to (0.3)% in this period in 2019. The difference is primarily due to the full valuation allowance recorded during this period in 2019 where there was no valuation allowance recorded in the same period of 2018. In addition, the Company recorded significant permanent differences in this period in 2018 related to shared based compensation.
Liquidity and Capital Resources
Our business requires capital for its operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters. We generally fund our operating capital requirements through our operating activities and cash reserves. We expect to use capital in the near and medium term to implement our priorities, including for capital investments, steps to complete achievement of cGMP compliance, advancement of our IND applications, pursuit of BLAs for certain of our micronized products, and settlements of certain legal matters.
As of March 31, 2019, the Company had approximately $28.4 million of cash and cash equivalents. The Company reported total current assets of approximately $57.2 million and total current liabilities of approximately $64.3 million at March 31, 2019.
Our Common Stock was suspended from trading on The Nasdaq Capital Market effective November 8, 2018 and subsequently was delisted from trading on The Nasdaq Capital Market in March 2019. As a result, we are significantly limited in our ability to access the capital markets to raise debt or equity capital. For more information, see “Risk Factors - Our Common Stock might not be relisted, or once relisted, it might not remain listed” and “Our Common Stock has been delisted from The Nasdaq Capital Market, which may negatively impact the trading price of our Common Stock and the levels of liquidity available to our shareholders” in our 2019 Form 10-K.
On June 10, 2019, we entered into a Term Loan Agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount has been borrowed and funded. The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance is due on June 20, 2022. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
Interest applicable to any borrowings under the BT Term Loan accrued at a rate equal to LIBOR plus a margin of 8.00% per annum or (if LIBOR is not available) a prime rate plus a margin of 7.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed.

The BT Loan Agreement contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•	Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA, of not more than 3.0 to 1.0 as of the last day of the previous four consecutive fiscal quarters.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of less than $40.0 million as of the last business day of each fiscal month following the BT Term Loan closing date through and including the fiscal month ending May 31, 2020. For fiscal months beginning June 30, 2020, the Company is not permitted to have liquidity of less than $30.0 million. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio is less than 2.50 to 1.0 as of the last business day of any fiscal month, the Company’s liquidity could not be less than $20.0 million.

The BT Term Loan Agreement also specified that any prepayment of the loan, voluntary or mandatory, as defined in the BT Loan Agreement, would subject MiMedx to a prepayment penalty as of the date of the prepayment with respect to the BT Term Loan of:

•	During the period from June 10, 2019 through June 10, 2020, an amount equal to 3% of the principal amount of the BT Term Loan prepaid on such date; and

•	During the period from June 11, 2020 through June 10, 2021, an amount equal to 2% of the principal amount of the BT Term Loan prepaid on such date.
Principal prepayments after June 10, 2021 were not subject to a prepayment penalty.
The BT Loan Agreement also included events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the BT Loan Agreement could be accelerated and/or the lenders’ commitments terminated.
On April 22, 2020, the BT Loan Agreement was amended to provide for an increase in the maximum Total Leverage Ratio, which is a quarterly test, from a Total Leverage Ratio of 3.00 to 1.00 to a new Total Leverage Ratio of 5.00 to 1.00 for the quarterly periods ending on June 30, 2020, September 30, 2020, and December 31, 2020, and also provides for a reduction in the minimum Liquidity covenant, which is a monthly requirement, from $40 million to $20 million for April and May 2020 and from $30 million to $20 million for June through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a one percentage point increase in the interest rate to LIBOR plus 9%.
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded on July 2, 2020 (the “Hayfin Loan Transaction”) and that provided us with a senior secured term loan in an aggregate amount of $50 million (the “Hayfin Term Loan”) and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility. The Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Term Loan and the DD TL have no fixed amortization (i.e. interest only through the Maturity Date).
On July 2, 2020, we issued $100 million shares of our Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and certain funds managed by Hayfin Capital Management LLP pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020, for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
On July 2, 2020, the Company terminated the BT Loan Agreement and repaid the $72.0 million outstanding balance of principal and accrued but unpaid interest under the BT Loan Agreement. As a result of the early repayment of the loans under the BT Loan Agreement, the Company also paid a prepayment premium in the amount of $1.4 million. The Company paid the outstanding balance, accrued but unpaid interest, and prepayment premium using a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction.

We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities for the year following the date of this Form 10-Q.
Share Repurchases

During the three months ended March 31, 2019, the Company repurchased 336,674 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, the Company did not repurchase any shares of its common stock for the three months ended March 31, 2019. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contingencies
See Note 13 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
For the three months ended March 31, 2019, there were no significant changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
Discussion of cash flows
During the three months ended March 31, 2019 net cash provided by operations decreased approximately $25.5 million to approximately $15.3 million of cash used compared to $10.2 million of cash provided by operating activities for the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in net income, as well as unfavorable changes in accounts payable, accrued compensation and income taxes when compared to the prior year.
Net cash used in investing activities during the three months ended March 31, 2019 was approximately $0.4 million, compared to approximately $3.1 million for three months ended March 31, 2018. The decrease was primarily related to fewer equipment purchases for the three months ended March 31, 2019.
Net cash used in financing activities during the three months ended March 31, 2019 decreased approximately $7.1 million to $1.0 million compared to $8.1 million of cash used during the three months ended March 31, 2018. Cash used in financing activities during the three months ended March 31, 2018 included approximately $7.6 million for stock repurchases under the repurchase plan and $4.1 million for stock repurchases for tax withholdings on vesting of restricted stock compared to no repurchases for these purposes during the three months ended March 31, 2019. This was partially offset by the Company receiving $3.6 million from the exercise of stock options during the three months ended March 31, 2018 compared to $0 from the exercise of stock options during the three months ended March 31, 2019.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements. Company management uses these Non-GAAP measurements as aids in monitoring our on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net income (loss) excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest income and (iv) income tax provision.
Adjusted EBITDA is intended to provide an enduring, normalized view of EBITDA and our broader business operations that we expect to endure on an ongoing basis by removing items which may be irregular, one-time, or non-recurring from EBITDA; most prominently those expenses related to the Audit Committee Investigation and Restatement. This enables us to identify underlying trends in our business that could otherwise be masked by such items.
Adjusted EBITDA consists of GAAP net (loss) income excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest income, (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) impairment of intangibles and (vii) share-based compensation.

A reconciliation of GAAP Net (Loss) Income to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(13,273)	$4,619

Non-GAAP Adjustments:
Depreciation expense	1,695	1,221
Amortization of intangible assets	233	252
Interest income, net	(211)	(96)
Income tax provision expense (benefit)	42	(1,552)
EBITDA	$(11,514)	$4,444

Additional Non-GAAP Adjustments:
Costs incurred in connection with Audit Committee Investigation and Restatement	18,107	2,113
Impairment of intangible assets	1,258	—
Share-based compensation	3,014	4,931
Adjusted EBITDA	$10,865	$11,488
Critical Accounting Policies
In preparing financial statements, we follow GAAP, which requires us to make certain estimates and apply judgments that affect its financial position and results of operations. We continually reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the 2018 Form 10-K.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the unaudited condensed consolidated financial statements contained herein.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at March 31, 2019, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow for timely decisions regarding required disclosure.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2018 10-K.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, "Controls and Procedures" of our 2018 Form 10-K, we identified unremediated material weaknesses in each of the five components of internal control established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" ) as of December 31, 2018. Other than as disclosed in the “Remediation Plan and Status” under Item 9A. Controls and Procedures in the 2018 Form 10-K, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in 2019 or future periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. For additional information, see Note 13, “Contractual Commitments and Contingencies,” to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the information set forth in this report, the factors discussed in Part I, Item 1A., “Risk Factors” in the 2019 Form 10-K could materially affect the Company’s business, financial condition, or future results, should be carefully considered, and are incorporated herein by reference. These are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company’s business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Stock Repurchases:
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2019:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Total amount remaining December 31, 2018				$—

January 1 - January 31, 2019	12,134	$1.94	—	$—

February 1 - February 28, 2019	323,860	$3.15	—	$—

March 1 - March 31, 2019	680	$3.18	—	$—

Total for the quarter	336,674	$3.10	—
(a) Shares repurchased during the quarter include only shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
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

3.2	Articles of Amendment to the Articles of Incorporation effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018).
3.3	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 6, 2020	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer