Form 10-Q
period 2019-06-30
MIMEDX GROUP, INC.
filed 2020-07-06
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2019
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
Explanatory Note
As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2018, filed on March 17, 2020 (the “2018 Form 10-K”), the Company filed no periodic reports after October 2017 until the filing of the 2018 Form 10-K. In June 2018, following an investigation (the “Audit Committee Investigation”), the Audit Committee of the Company’s Board of Directors, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 and each of the interim periods within such years, along with the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”), would need to be restated (the “Restatement”) and could no longer be relied upon due to accounting irregularities regarding the recognition of revenue under generally accepted accounting principles in the United States of America (“GAAP”). The 2018 Form 10-K contained our audited consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, which had not previously been filed, and for the year ended December 31, 2016, which were restated from the consolidated financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2016. The 2018 Form 10-K also included our audited consolidated balance sheets as of December 31, 2018 and 2017.

This Form 10-Q has been prepared in connection with the Company’s continuing efforts to become a current filer. These statements should be read in conjunction with the Company’s previously-filed Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$96,929	$45,118
Inventory, net	14,952	15,986
Prepaid expenses	2,548	6,673
Income tax receivable	534	454
Other current assets	7,537	5,818
Total current assets	122,500	74,049
Property and equipment, net	14,672	17,424
Right of use asset	3,852	—
Goodwill	19,976	19,976
Intangible assets, net	8,104	9,608
Other assets	1,206	1,787
Total assets	$170,310	$122,844
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,792	$14,864
Accrued compensation	19,210	23,024
Accrued expenses	42,817	31,842
Current portion of long term debt	3,750	—
Other current liabilities	1,534	1,817
Total current liabilities	78,103	71,547
Long term debt, net	63,071	—
Other liabilities	4,452	1,642
Total liabilities	145,626	73,189
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	$—	$—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 111,548,892 outstanding at June 30, 2019 and 112,703,926 issued and 109,098,663 outstanding at December 31, 2018	113	113
Additional paid-in capital	136,298	164,744
Treasury stock at cost: 1,155,034 shares at June 30, 2019 and 3,605,263 shares at December 31, 2018	(4,684)	(38,642)
Accumulated deficit	(107,043)	(76,560)
Total stockholders' equity	24,684	49,655
Total liabilities and stockholders' equity	$170,310	$122,844
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$67,437	$95,417	$133,992	$179,566
Cost of sales	9,749	9,270	17,167	18,628
Gross margin	57,688	86,147	116,825	160,938

Operating expenses:
Selling, general and administrative	50,641	67,582	101,503	133,492
Investigation, restatement and related	21,025	12,925	39,132	15,038
Research and development	2,828	3,719	5,730	7,264
Amortization of intangible assets	267	246	500	498
Impairment of intangible assets	—	—	446	—
Operating (loss) income	(17,073)	1,675	(30,486)	4,646

Other income (expense), net
Interest (expense) income, net	(269)	116	(58)	212
Other income, net	174	—	145	—

(Loss) income before income tax provision	(17,168)	1,791	(30,399)	4,858
Income tax provision (expense) benefit	(42)	13	(84)	1,565

Net (loss) income	$(17,210)	$1,804	$(30,483)	$6,423

Net (loss) income per common share - basic	$(0.16)	$0.02	$(0.29)	$0.06

Net (loss) income per common share - diluted	$(0.16)	$0.02	$(0.29)	$0.06

Weighted average shares outstanding - basic	106,942,429	105,694,789	106,885,893	104,522,051

Weighted average shares outstanding - diluted	106,942,429	111,107,093	106,885,893	111,855,543
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2019	112,703,926	$113	$166,296	3,832,013	$(38,224)	$(89,833)	$38,352
Share-based compensation expense	—	—	3,499	—	—	—	3,499
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(32,715)	(2,601,930)	32,715	—	—
Restricted stock cancellation/forfeited	—	—	561	50,572	(561)	—	—
Shares repurchased for tax withholding	—	—	—	24,379	(65)	—	(65)
Net loss	—	—	—	—	—	(17,210)	(17,210)
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2018	112,703,926	$113	$139,126	1,869,031	$(22,021)	$(41,962)	$75,256
Share-based compensation expense	—	—	4,422	—	—	—	4,422
Issuance of restricted stock	—	—	(193)	(16,000)	193	—	—
Restricted stock cancellation/forfeited	—	—	7,935	74,965	(7,935)	—	—
Shares repurchased for tax withholding	—	—		42,259	(331)	—	(331)
Net income	—	—	—	—	—	1,804	1,804
Balance at June 30, 2018	112,703,926	$113	$151,290	1,970,255	$(30,094)	$(40,158)	$81,151

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	6,513	—	—	—	6,513
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(35,740)	(2,853,235)	35,740	—	—
Restricted stock cancellation/forfeited	—	—	2,124	191,953	(2,124)	—	—
Shares repurchased for tax withholding	—	—		361,053	(1,109)		(1,109)
Net loss	—	—	—	—	—	(30,483)	(30,483)
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2017	112,703,926	$113	$164,649	3,356,409	$(44,384)	$(46,581)	$73,797
Share-based compensation expense	—	—	9,353	—	—	—	9,353
Exercise of stock options	—	—	(8,211)	(786,708)	11,765	—	3,554
Issuance of restricted stock	—	—	(24,107)	(1,821,475)	24,107	—	—
Restricted stock cancellation/forfeited	—	—	9,606	207,369	(9,606)	—	—
Share repurchase	—	—	—	507,600	(7,572)	—	(7,572)
Shares repurchased for tax withholding	—	—	—	507,060	(4,404)	—	(4,404)
Net income	—	—	—	—	—	6,423	6,423
Balance at June 30, 2018	112,703,926	$113	$151,290	1,970,255	$(30,094)	$(40,158)	$81,151

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(30,483)	$6,423
Adjustments to reconcile net (loss) income to net cash from operating activities:
Share-based compensation	6,513	9,353
Depreciation	3,340	2,519
Amortization of intangible assets	500	498
Amortization of discount on notes receivable	—	(100)
Amortization of deferred financing costs and discount	116	85
Non-cash lease expenses	492	—
Loss on fixed asset disposal	313	—
Impairment of intangible assets	1,258	—
Change in deferred income taxes	—	(4,279)
Increase (decrease) in cash resulting from changes in:
Inventory	1,034	(1,912)
Prepaid expenses	4,125	(181)
Income tax receivable	(80)	655
Other current assets	(1,527)	(1,013)
Accounts payable	(4,072)	4,518
Accrued compensation	(3,814)	(533)
Accrued expenses	10,975	13,343
Income taxes	—	1,715
Other liabilities	(1,820)	(226)
Net cash flows (used in) provided by operating activities	(13,130)	30,865

Cash flows from investing activities:
Purchases of equipment	(899)	(5,541)
Principal payments on note receivable	389	—
Patent application costs	(253)	(40)
Net cash flows used in investing activities	(763)	(5,581)

Cash flows from financing activities:
Proceeds from term loan	72,750	—
Deferred financing costs	(6,045)	—
Share repurchase for tax withholdings on vesting of restricted stock	(1,109)	(4,404)
Proceeds from exercise of stock options	108	3,554
Share repurchase under repurchase plan	—	(7,572)
Payments under capital lease obligations	—	(3)
Net cash flows used in financing activities	65,704	(8,425)

Net change in cash	51,811	16,859

Cash and cash equivalents, beginning of period	45,118	27,476
Cash and cash equivalents, end of period	$96,929	$44,335
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

1.	Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MiMedx,” or the “Company”) is an advanced wound care and emerging therapeutic biologics company, developing and distributing human placental tissue allografts with patent-protected processes for multiple sectors of healthcare. The Company derives its products from human placental tissues processed using proprietary processing methodologies. The Company’s mission is to offer products and tissues to help the body heal itself. All of the Company’s products are regulated by the United States Food and Drug Administration (“FDA”).
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  The operating results for the six months ended June 30, 2019 and 2018, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet as of December 31, 2018, was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2018 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates for contingent liabilities, the measurement of right-of-use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments and valuation of deferred tax assets.

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
Inventories
Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method.  Inventory is tracked through raw material, work-in-process, and finished good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes until the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates.  Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). In 2018 and through Q2 2019 the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and other current and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
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
The Company’s inability to fulfill these criteria was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, as of the date of the Company’s adoption of ASC 606 effective January 1, 2018, for the remainder of the year ended December 31, 2018, and through June 30, 2019, the Company concluded that it did not meet the Step 1 Criteria upon physical delivery of the product. Subsequent to the delivery of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in our condensed consolidated balance sheet.
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
Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases which were included in Right of use asset, Other current liabilities and Other liabilities, respectively, in the consolidated balance sheet as of June 30, 2019.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities, which will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. The Company continues to account for leases in the consolidated balance sheet as of December 31, 2018 and the condensed consolidated statements of operations for the three and six months ended June 30, 2018 under ASC 840. See Note 6, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $0.3 million and $0.0 million of patent costs during the first six months of 2019 and 2018, respectively.
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
In adopting the new lease standard, the Company elected the package of practical expedients permitted, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. See Note 6 for additional information on leases.

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
All other ASUs issued and not yet effective for the six months ended June 30, 2019, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Liquidity and Capital Resources
Working Capital
As of June 30, 2019, the Company had approximately $96.9 million of cash and cash equivalents.  The Company reported total current assets of approximately $122.5 million and current liabilities of approximately $78.1 million as of June 30, 2019.
Overall Liquidity and Capital Resources
The Company’s largest cash requirement for the six months ended June 30, 2019 was cash for general working capital needs. In addition, the Company’s other cash requirements included capital expenditures and investigation and restatement expenses. The Company funded its cash requirements through its existing cash reserves, and the BT Term Loan (as defined below) that closed in June 2019. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next twelve months from the date of the issuance of these consolidated financial statements.

4.	Inventory
Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$375	$516
Work in process	9,290	11,123
Finished goods	6,376	4,936
Inventory, gross	16,041	16,575
Reserve for obsolescence	(1,089)	(589)
Inventory, net	$14,952	$15,986

5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$5,312	$4,804
Lab and clean room equipment	14,199	13,787
Furniture and office equipment	14,846	15,145
Construction in progress	1,089	1,507
Property and equipment, gross	35,446	35,243
Less accumulated depreciation	(20,774)	(17,819)
Property and equipment, net	$14,672	$17,424

Depreciation expense for the six months ended June 30, 2019 and 2018, was approximately $3.3 million and $2.5 million, respectively, and approximately $1.6 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively.

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

Operating lease cost for the three and six months ended June 30, 2019 was $0.4 million and $0.8 million, respectively, and was recorded in Selling, general, and administrative expenses. Interest on lease obligations was for the three and six months ended June 30, 2019 $0.1 million and $0.3 million, respectively, and was recorded in Selling, general, and administrative expenses. Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 was $0.4 million and $0.9 million, respectively. The amortization of leased assets for the three and six months ended June 30, 2019 was $0.2 million and $0.5 million, respectively.

Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

June 30, 2019
Assets
Right of use asset	$3,852

Liabilities
Short term lease liability	$1,097
Long term lease liability	$3,514

Weighted-average remaining lease term (years)	3.6
Weighted-average discount rate	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2019 (excluding the six months ended June 30, 2019)	$770
2020	1,561
2021	1,528
2022	1,552
2023	196
Thereafter	—
Total lease payments	5,607
Less: imputed interest	(996)
$4,611

Future minimum lease payments under operating leases at December 31, 2018 and thereafter were as follows (amounts in thousands):

Year ending December 31,
2019	$1,640
2020	1,579
2021	1,625
2022	1,673
2023	205
Thereafter	—
Total lease payments	$6,722

7.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,133)	$281	$1,414	$(1,066)	$348
Patents and know how	8,967	(4,746)	4,221	9,180	(4,475)	4,705
Customer and supplier relationships	3,761	(2,283)	1,478	4,271	(2,202)	2,069
Non-compete agreements	120	(53)	67	120	(38)	82
Total amortized intangible assets	$14,262	$(8,215)	$6,047	$14,985	$(7,781)	$7,204

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,049		1,049	1,396		1,396
Total intangible assets	$16,319		$8,104	$17,389		$9,608

Amortization expense for the six months ended June 30, 2019 and 2018, was approximately $0.5 million and $0.5 million, respectively, and $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Patents and patents in process related write-downs due to abandonment for the three and six months ended June 30, 2019 was $0.0 million and $0.8 million, respectively. These write-down were recorded as a component of Selling, general and administrative expense. The Company incurred impairment losses related to customer relationships which were determined to be unrecoverable of $0.0 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
Expected future amortization of intangible assets as of June 30, 2019, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2019 (excluding the six months ended June 30, 2019)	$492
2020	985
2021	977
2022	955
2023	954
Thereafter	1,684
$6,047

8.	Accrued Expenses
Accrued expenses include the following (in thousands):

	June 30, 2019	December 31, 2018
Legal costs	$19,368	$10,056
Settlement costs	9,573	8,673
Pricing adjustment settlement with Veterans Affairs	6,894	6,894
Estimated returns	3,210	2,325
External commissions	1,260	1,233
Accrued clinical trials	783	962
Other	1,729	1,699
Total	$42,817	$31,842

9.	Long Term Debt

Credit Facility

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50 million. The Credit Agreement also provided for an uncommitted incremental facility of up to $35 million, which could be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement were guaranteed by the Company’s subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents were secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility bore interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $500,000. These deferred financing costs were being amortized to interest expense over the three-year life of the facility. The Credit Agreement contained customary representations, warranties, covenants and events of default, including restrictions on certain payments of dividends by the Company.

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

BT Term Loan
On June 10, 2019, the Company entered into a Term Loan Agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount has been borrowed and funded. The proceeds from the BT Term Loan have been used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and is repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch had a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
The interest rate applicable to any borrowings under the BT Term Loan accrued at a rate equal to LIBOR plus a margin of 8.00% per annum or (if LIBOR is not available) a prime rate plus a margin of 7.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed. The interest rate as of June 30, 2019 was 10.33%.

The BT Loan Agreement originally contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•	Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA, of not more than 3.0 to 1.0 as of the last day of the previous four consecutive fiscal quarters.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of less than $40.0 million as of the last business day of each fiscal month following the BT Term Loan closing date through and including the fiscal month ending May 31, 2020. For fiscal months beginning June 30, 2020, the Company was not permitted to have liquidity of less than $30.0 million. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio is less than 2.50 to 1.0 as of the last business day of any fiscal month, the Company’s liquidity could not be less than $20.0 million.

The BT Loan Agreement also specified that any prepayment of the loan, voluntary or mandatory, as defined in the BT Loan Agreement, subjected the Company to a prepayment penalty as of the date of the prepayment with respect to the BT Term Loan of:

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
The balances of the BT Term Loan as of June 30, 2019 was as follows (amounts in thousands):

	June 30, 2019
	Current portion	Long-term
Liability component - principal	$3,750	$71,250
Original issue discount	—	(2,218)
Deferred financing cost	—	(5,961)
Liability component - net carrying value	$3,750	$63,071

Interest expense related to the BT Term Loan, included in Interest (expense) income, net in the Consolidated Statements of Operations was as follows (amounts in thousands):

For the Three and Six Months Ended
June 30, 2019
Interest expense - stated interest rate	393
Interest expense - amortization of original issue discount	31
Interest expense - amortization of deferred financing costs	85
Total term loan interest expense	$509

The future principal payments for the BT Term Loan as of June 30, 2019 are as follows (in thousands):

Year ending December 31,	Principal
2019 (excluding the six months ended June 30, 2019)	$1,875
2020	3,750
2021	3,750
2022	65,625
2023	—
Thereafter	—
Total Long Term Debt	$75,000

As of June 30, 2019, the fair value of the Company’s BT Term Loan was $72.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs by calculating a discount rate based on the credit risk spread of debt instruments of a similar risk character in reference to U.S. Treasury instruments with identical securities, with an incremental risk premium for Company-specific risk factors. The remaining cash flows associated with the BT Term Loan were discounted to June 30, 2019 with this calculated discount rate to derive the fair value as of that date.
As described below in Note 15, “Subsequent Events,” on April 22, 2020, the Company amended its BT Loan Agreement with Blue Torch. Additionally, on July 2, 2020, a portion of the proceeds from the Preferred Stock Transaction (as defined below) and the Hayfin Loan Transaction (as defined below) was used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement.

10.	Net (Loss) Income Per Share
Basic net (loss) income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(17,210)	$1,804	$(30,483)	$6,423
Denominator for basic earnings per share - weighted average shares	106,942,429	105,694,789	106,885,893	104,522,051
Effect of dilutive securities: Stock options and restricted stock outstanding(a)	1,611,959	5,412,304	1,203,886	7,333,492
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	106,942,429	111,107,093	106,885,893	111,855,543
(Loss) income per common share - basic	$(0.16)	$0.02	$(0.29)	$0.06
(Loss) income per common share - diluted	$(0.16)	$0.02	$(0.29)	$0.06
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outstanding Stock Options	878,134	5,138,145	792,760	6,120,498
Restricted Stock Awards	733,825	274,159	411,126	1,212,994
	1,611,959	5,412,304	1,203,886	7,333,492

11.	Income taxes

The effective tax rates for the Company were (0.2)% and (0.7)% for the three months ended June 30, 2019 and June 30, 2018, respectively. These effective tax rates include the impact of discrete items of approximately $0 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively

The effective tax rates for the Company were (0.3)% and (32.2)% for the six months ended June 30, 2019 and June 30, 2018, respectively. These effective tax rates include the impact of discrete items of approximately $0 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively

The difference is primarily due to the full valuation allowance recorded during the six months ended June 30, 2019. There was no valuation allowance recorded in the same period in 2018. In addition, the Company recorded significant permanent differences related to stock-based compensation during the six months ended June 30, 2018.

12.	Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities

Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$394	$78
Income taxes paid	308	509

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 6 “Leases,” the Company has commitments for meeting space. These leases expire over 3 to 3.5 years following June 30, 2019, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.

Rent expense for the six months ended June 30, 2019 and 2018, was approximately $0.7 million and $0.7 million, respectively, and was approximately $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and is allocated among cost of sales, research and development and selling, general and administrative expenses.
Letters of Credit
Previously, as a condition of the leases for the Company’s facilities, the Company was obligated under standby letters of credit in the amount of approximately $0.1 million. The Company amended its lease during 2018 to eliminate this obligation.

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at June 30, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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
On May 15, 2019, two individuals purporting to be shareholders of the Company filed a shareholder derivative complaint in the Superior Court for Cobb County, Georgia. (Nix and Demaio v. Evans, et al.) The complaint alleges claims for breaches of fiduciary duty, corporate waste and unjust enrichment against certain current and former directors and officers of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Chris Cashman, Lou Roselli, Mark Diaz, Charles R. Evans, Luis A. Aguilar, Joseph G. Bleser, J. Terry Dewberry, Bruce L. Hack, Charles E. Koob, Larry W. Papasan and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Court ordered this matter stayed pending the resolution of the consolidated derivative suit pending in the Northern District of Georgia. As discussed above, the plaintiff participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and is a party to the agreement in principle to settle that consolidated derivative action. The agreement in principle provides that the plaintiffs in this action will file a notice of dismissal to dismiss their action with prejudice within seven calendar days after the date that the judgment entered by the Northern District of Georgia becomes final.
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
As of June 30, 2019, the Company has accrued approximately $16.4 million related to the legal proceedings discussed above.
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

MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). For purposes of the required disclosure under ASC 606-10-50-5, the Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. These groupings also do not meet the criteria under ASC 280-10-50-1 to qualify as separate operating segments. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the six months ended June 30, 2019 and 2018.
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Direct Customers	$65,208	$91,285	$129,750	$171,806
Distributors	2,229	4,132	4,242	7,760
Total	$67,437	$95,417	$133,992	$179,566

15.	Subsequent Events

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
BT Term Loan Amendment
On April 22, 2020, the Company amended its BT Loan Agreement with Blue Torch. The amendment provided for an increase in the maximum Total Leverage Ratio, which was a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity requirement from April 2020 through and including November 2020. Specifically, the maximum Total Leverage Ratio increased from 3.00 to 1.00 to 5.00 to 1.00 through December 31, 2020. The minimum Liquidity requirement was reduced from $40 million to $20 million for April and May 2020 and form $30 million to $20 million for June through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
On July 2, 2020, the Company repaid the BT Term Loan and terminated the BT Loan Agreement. See “Repayment and Termination of BT Loan Agreement” below.
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

Results of Operations Comparison for the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$67,437	$95,417	$(27,980)	(29.3)%	$133,992	$179,566	$(45,574)	(25.4)%
Gross profit	57,688	86,147	(28,459)	(33.0)%	116,825	160,938	(44,113)	(27.4)%
Selling, general and administrative	50,641	67,582	(16,941)	(25.1)%	101,503	133,492	(31,989)	(24.0)%
Investigation, restatement and related	21,025	12,925	8,100	62.7%	39,132	15,038	24,094	160.2%
Research and development	2,828	3,719	(891)	(24.0)%	5,730	7,264	(1,534)	(21.1)%
Amortization of intangible assets	267	246	21	8.5%	500	498	2	0.4%
Impairment of intangible assets	—	—	—	—%	446	—	446	100.0%
Interest (expense) income, net	(269)	116	(385)	(331.9)%	(58)	212	(270)	(127.4)%
Other income, net	174	—	174	100.0%	145	—	145	100.0%
Income tax provision (expense) benefit	(42)	13	(55)	(423.1)%	(84)	1,565	(1,649)	(105.4)%
Net (loss) income	$(17,210)	$1,804	$(19,014)	(1,054.0)%	$(30,483)	$6,423	$(36,906)	(574.6)%
Revenue
We recorded revenue for the three months ended June 30, 2019 of $67.4 million, a $28.0 million, or 29.32%, decrease over the three months ended three months ended June 30, 2018 revenue of $95.4 million. The decrease primarily resulted from fewer units sold as a result of unfavorable insurance coverage developments. Additionally, half of the reduction of our workforce announced in December 2018 were sales personnel, which resulted in fewer visits to customers. Further, revenues were adversely affected from the negative publicity resulting from the Audit Committee Investigation.
Gross Profit Margin
Gross profit margin for the three months ended June 30, 2019 was 85.5% as compared to 90.3% for the three months ended June 30, 2018. Gross profit margin decreased due to higher overhead costs associated with lower production volumes in 2019 producing a higher standard cost.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization and share-based compensation. Selling, general and administrative expenses for the three months ended June 30, 2019 decreased approximately $17.0 million, or 25.1%, to $50.6 million compared to $67.6 million for the three months ended June 30, 2018. The decrease was primarily due to the reduction of our workforce announced in December 2018 by approximately 240 full-time employees, or 24% of our total workforce, of which about half were sales force personnel as part of previously announced plans to implement a broad-based organizational realignment, cost reduction and efficiency program to better ensure our cost structure is appropriate given our revenue expectations.

Investigation, Restatement and Related Expenses
Investigation, restatement and related expense for the three months ended June 30, 2019 increased approximately $8.1 million, or 62.7%, to $21.0 million compared to $12.9 million for the three months ended June 30, 2018. The increase in legal, accounting, and other professional consulting fees incurred primarily resulted from an increase in litigation.
Research and Development Expenses
Our research and development expenses decreased approximately $0.9 million, or 24.0%, to $2.8 million for the three months ended June 30, 2019, compared to approximately $3.7 million for the three months ended June 30, 2018. The decrease is primarily related to year-over-year decreases in clinical trial activities as well as the decision to significantly reduce animal studies in 2018.

Amortization of Intangible Assets
Amortization expense related to intangible assets increased 8.5% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Interest (Expense) Income, Net
Interest (expense) income, net was $0.3 million of expense for the three months ended June 30, 2019 compared to $0.1 million of income for the three months ended June 30, 2018. The activity was driven by interest expense associated with our Term Loan executed on June 10, 2019.
Other Income, Net
Other income, net was $0.2 million for the three months ended June 30, 2019. This was primarily driven by a settlement received from a customer for a patent infringement.
Income Tax Provision (Expense) Benefit
The effective tax rate for the Company was 0.2% and 0.7% for the three months ended June 30, 2019 and 2018, respectively. This difference is primarily due to the full valuation allowance recorded during this period in 2019, where there was no valuation allowance recorded during 2018.

Results of Operations Comparison for the Six Months Ended June 30, 2019, to the Six Months Ended June 30, 2018
Revenue
We recorded revenue for the six months ended June 30, 2019 of $134.0 million, a $45.6 million, or 29.3%, decrease over the six months ended June 30, 2018 revenue of $179.6 million. The decrease primarily resulted from unfavorable insurance coverage developments, which resulted in a decrease in the number of units sold. Additionally, half of the reduction of the Company’s workforce announced in December 2018 were sales personnel which resulted in less visits to customers. Further, revenues were adversely affected from the negative publicity resulting from the Investigation.
Gross Profit Margin
Gross profit margin for the six months ended June 30, 2019 were 87.2% as compared to 89.6% for the six months ended June 30, 2018. Gross profit decreased due to higher manufacturing overhead costs along with a reduction in production volumes in 2019.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2019 decreased approximately $32.0 million, or 24.0%, to $101.5 million compared to $133.5 million for the six months ended June 30, 2018. The decrease was primarily due to the reduction of our workforce announced in December 2018 by approximately 240 full-time employees, or 24% of our total workforce, about half were sales force personnel. This reduction was part of a broad-based organizational realignment, cost reduction, and efficiency program to better ensure that our cost structure was appropriate given our revenue expectations. Selling, general and administrative expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization and share-based compensation.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expense for the six months ended June 30, 2019 increased approximately $24.1 million, or 160.2%, to $39.1 million compared to $15.0 million for the six months ended June 30, 2018. The increase in legal, accounting, and other professional consulting fees incurred primarily resulted from an increase in litigation.
Research and Development Expenses
Our research and development expenses decreased approximately $1.5 million, or (21.1)%, to $5.7 million for the six months ended June 30, 2019, compared to approximately $7.3 million for the six months ended June 30, 2018. The decrease is primarily related to year-over-year decreases in clinical trial activities as well as the decision to significantly reduce animal studies.
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million was due to the impairment of certain customer relationship intangible assets related to the divestiture of Stability in 2017.
Interest (Expense) Income, Net
Interest (expense) income, net was $0.1 million of expense for the six months ended June 30, 2019 compared to $0.2 million of income for the six months ended June 30, 2018. The activity was driven by interest expense associated with our Term Loan executed on June 10, 2019.
Other Income, Net
Other income, net was $0.2 million for the six months ended June 30, 2019. This was primarily driven by a settlement received from a customer for a patent infringement.
Income Tax Provision (Expense) Benefit
The effective tax rate for the Company was (0.3)% and (32.2)% for the six months ended June 30, 2019 and June 30, 2018, respectively. This difference is primarily due to the full valuation allowance recorded during this period in 2019 where there was no valuation allowance recorded in the same period of 2018. In addition, the Company recorded a discrete tax benefit in this period in 2018 related to share based compensation.

Liquidity and Capital Resources
Our business requires capital for its operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters. We generally fund our operating capital requirements through our operating activities and cash reserves. We expect to require additional capital in the near and medium term to implement our strategic priorities, including for capital investments, steps to achieve current Good Manufacturing Practices (“cGMP”) compliance, advancement of our investigative new drug (“IND”) applications, pursuit of Biologics License Applications (“BLA”) for certain of our micronized products, and settlements of certain legal matters.

As of June 30, 2019, the Company had approximately $96.9 million of cash and cash equivalents. The Company reported total current assets of approximately $122.5 million and total current liabilities of approximately $78.1 million at June 30, 2019, which represents a current ratio of 1.6 as of June 30, 2019.

Our Common Stock was suspended from trading on The Nasdaq Capital Market effective November 8, 2018 and subsequently was delisted from trading on The Nasdaq Capital Market in March 2019. As a result, we are significantly limited in our ability to access the capital markets to raise debt or equity capital. For more information, see “Risk Factors - Our Common Stock might not be relisted, or once relisted, it might not remain listed” and “-Our Common Stock has been delisted from The Nasdaq Capital Market, which may negatively impact the trading price of our Common Stock and the levels of liquidity available to our shareholders” in our 2019 Form 10-K.

On June 10, 2019, we entered into a Term Loan Agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC, as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount has been borrowed and funded. The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance is due on June 20, 2022. Blue Torch had a first-priority security interest in substantially all our assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. We also incurred $6.7 million of deferred financing costs.

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

On April 22, 2020, we amended the BT Loan Agreement to provide for an increase in the maximum Total Leverage Ratio, which is a quarterly test, from a Total Leverage Ratio of 3.00 to 1.00 to a new Total Leverage Ratio of 5.00 to 1.00 for the quarterly periods ending on June 30, 2020, September 30, 2020, and December 31, 2020, and also to provide for a reduction in the minimum Liquidity covenant, which is a monthly requirement, from $40 million to $20 million for April and May 2020 and from $30 million to $20 million for June through November 2020. In connection with the amendment, we agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.

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
On July 2, 2020, we repaid the remaining principal of $72.9 million, accrued interest of $1.9 million under the BT Loan Agreement. As a result of the early termination of the BT Loan Agreement, we incurred a prepayment premium of $1.4 million. We paid the remaining principal, the related prepayment premium, and the accrued interest with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, as described above.

We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities for the year following the date of this Form 10-Q.
Share Repurchases
During the three months ended June 30, 2019, we repurchased 24,379 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, we did not repurchase any shares of its common stock for the three months ended June 30, 2019. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contingencies

See Note 13 to our condensed consolidated financial statements in Part I, Item 1 herein.

Contractual Obligations

For the six months ended June 30, 2019, there were no significant changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Discussion of Cash Flows
Net cash from operations during the six months ended June 30, 2019 decreased approximately $44.0 million to approximately $13.1 million of cash used, compared to $30.9 million of cash provided by operating activities for the six months ended June 30, 2018, primarily attributable to a decrease in net income, a decrease in stock-based compensation, as well as unfavorable changes in accounts payable and accrued compensation when compared to the prior year.
Net cash used in investing activities during the six months ended June 30, 2019 decreased approximately $4.8 million to $0.8 million, compared to approximately $5.6 million for six months ended June 30, 2018 primarily attributable to less equipment purchases for the six months ended June 30, 2019.
Net cash provided by (used in) financing activities during the six months ended June 30, 2019 increased approximately $74.1 million to $65.7 million of cash provided compared to $8.4 million of cash used during the six months ended June 30, 2018. Cash provided by financing activities during the six months ended June 30, 2019 included approximately $72.8 million of proceeds from the Term Loan partially offset by $6.0 million of deferred financing costs and discount.
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

EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net income (loss) excluding: (i) depreciation, (ii) amortization of intangibles, iii) interest expense (income), and (iv) income tax provision.

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
Adjusted EBITDA consists of GAAP net (loss) income excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income), (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) impairment of intangibles and (vii) share-based compensation.

A reconciliation of GAAP (Loss) Net Income to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(17,210)	$1,804	$(30,483)	$6,423

Non-GAAP Adjustments:
Depreciation expense	1,645	1,299	3,340	2,520
Amortization of intangible assets	267	246	500	498
Interest expense (income), net	269	(116)	58	(212)
Income tax provision expense (benefit)	42	(13)	84	(1,565)
EBITDA	(14,987)	3,220	(26,501)	7,664

Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	21,025	12,925	39,132	15,038
Impairment of intangible assets	—	—	1,258	—
Share-based compensation	3,499	4,422	6,513	9,353
Adjusted EBITDA	$9,537	$20,567	$20,402	$32,055

Critical Accounting Policies
In preparing financial statements, the Company follows accounting principles generally accepted in the United States, which require the Company to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews the Company’s accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the Condensed Consolidated Financial Statements contained herein.

Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at June 30, 2019, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2018 10-K.
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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. For additional information, see Note 13, “Contractual Commitments and Contingencies,” to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s 2019 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, and results of operations, and should be carefully considered. However, these are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Stock Repurchases:

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2019:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Total amount remaining April 1, 2019				$—

April 1, 2019 - April 30, 2019	17,600	$2.43	—	$—

May 1 - May 31, 2019	6,594	$3.16	—	$—

June 1 - June 30, 2019	185	$4.77	—	$—

Total for the quarter	24,379	$2.65	—

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

3.2	Articles of Amendment to the Articles of Incorporation effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018).
3.3	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
10.1	Letter Agreement dated April 10, 2019 between MiMedx Group, Inc. and Timothy R. Wright (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 9, 2019).
10.2
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

10.3*
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