Form 10-Q
period 2019-09-30
MIMEDX GROUP, INC.
filed 2020-07-06
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$94,122	$45,118
Accounts receivable	21,389	—
Inventory, net	12,034	15,986
Prepaid expenses	1,895	6,673
Income tax receivable	843	454
Other current assets	3,739	5,818
Total current assets	134,022	74,049
Property and equipment, net	13,180	17,424
Right of use asset	3,630	—
Goodwill	19,976	19,976
Intangible assets, net	7,952	9,608
Other assets	507	1,787
Total assets	$179,267	$122,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,420	$14,864
Accrued compensation	21,076	23,024
Accrued expenses	37,438	31,842
Current portion of long term debt	3,750	—
Other current liabilities	1,683	1,817
Total current liabilities	73,367	71,547
Long term debt, net	62,174	—
Other liabilities	4,151	1,642
Total liabilities	139,692	73,189
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 110,985,531 outstanding at September 30, 2019 and 112,703,926 issued and 109,098,663 outstanding at December 31, 2018	113	113
Additional paid-in capital	143,647	164,744
Treasury stock at cost: 1,718,395 shares at September 30, 2019 and 3,605,263 shares at December 31, 2018	(9,521)	(38,642)
Accumulated deficit	(94,664)	(76,560)
Total stockholders' equity	39,575	49,655
Total liabilities and stockholders' equity	$179,267	$122,844
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$88,863	$86,959	$222,855	$266,525
Cost of sales	13,205	7,355	30,372	25,984
Gross margin	75,658	79,604	192,483	240,541

Operating expenses:
Selling, general and administrative	51,258	58,740	152,761	192,233
Investigation, restatement and related	7,242	16,269	46,374	31,307
Research and development	2,691	3,962	8,421	11,225
Amortization of intangible assets	269	260	769	758
Impairment of intangible asset	—	—	446	—
Operating income (loss)	14,198	373	(16,288)	5,018

Other income (expense)
Interest (expense) income, net	(2,255)	99	(2,313)	312
Other income, net	127	—	272	—

Income (loss) before income tax provision	12,070	472	(18,329)	5,330
Income tax provision benefit (expense)	309	(650)	225	915

Net income (loss)	$12,379	$(178)	$(18,104)	$6,245

Net income per common share - basic	$0.12	$0.00	$(0.17)	$0.06

Net income per common share - diluted	$0.11	$0.00	$(0.17)	$0.06

Weighted average shares outstanding - basic	107,157,561	105,935,736	106,929,643	104,403,622

Weighted average shares outstanding - diluted	109,590,008	105,935,736	106,929,643	109,177,577
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684
Share-based compensation expense	—	—	2,685	—	—	—	2,685
Restricted stock shares canceled/forfeited	—	—	4,664	530,274	(4,664)	—	—
Shares repurchased for tax withholding	—	—	—	33,087	(173)	—	(173)
Net income	—	—	—	—	—	12,379	12,379
Balance at September 30, 2019	112,703,926	$113	$143,647	1,718,395	$(9,521)	$(94,664)	$39,575

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	9,199	—	—	—	9,199
Exercise of stock options	—	—	(1,344)	(150,000)	1,452	—	108
Issuance of restricted stock	—	—	(35,740)	(2,853,235)	35,740	—	—
Restricted stock shares canceled/forfeited	—	—	6,788	722,227	(6,788)	—	—
Shares repurchased for tax withholding	—	—	—	394,140	(1,283)	—	(1,283)
Net loss	—	—	—	—	—	(18,104)	(18,104)
Balance at September 30, 2019	112,703,926	$113	$143,647	1,718,395	$(9,521)	$(94,664)	$39,575

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2018	112,703,926	$113	$151,290	1,970,255	$(30,094)	$(40,158)	$81,151
Share-based compensation expense	—	—	3,958	—	—	—	3,958
Restricted stock shares canceled/forfeited	—	—	2,765	826,932	(2,765)	—	—
Shares repurchased for tax withholding	—	—	—	50,188	(225)	—	(225)
Net loss	—	—	—	—	—	(178)	(178)
Balance at September 30, 2018	112,703,926	$113	$158,013	2,847,375	$(33,084)	$(40,336)	$84,706

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance as of December 31, 2017	112,703,926	$113	$164,649	3,356,409	$(44,384)	$(46,581)	$73,797
Share-based compensation expense	—	—	13,311	—	—	—	13,311
Exercise of stock options	—	—	(8,211)	(786,708)	11,765	—	3,554
Issuance of restricted stock	—	—	(24,107)	(1,821,475)	24,107	—	—
Restricted stock shares canceled/forfeited	—	—	12,371	1,034,301	(12,371)	—	—
Share repurchase	—	—	—	507,600	(7,572)	—	(7,572)
Shares repurchased for tax withholding	—	—	—	557,248	(4,629)	—	(4,629)
Net income	—	—	—	—	—	6,245	6,245
Balance as of September 30, 2018	112,703,926	$113	$158,013	2,847,375	$(33,084)	$(40,336)	$84,706

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(18,104)	$6,245
Adjustments to reconcile net income to net cash from operating activities:
Effect of change in revenue recognition	(17,382)	—
Depreciation	4,981	3,934
Amortization of intangible assets	769	758
Amortization of deferred financing costs	752	135
Amortization of discount on notes receivable	—	(148)
Non cash lease expenses	714	—
Loss of fixed asset disposal	318	—
Impairment of intangible assets	1,258	—
Share-based compensation	9,199	13,311
Change in deferred income taxes	—	(1,558)
Increase (decrease) in cash resulting from changes in:
Inventory	3,952	(4,592)
Prepaid expenses	4,778	(410)
Income tax receivable	(389)	212
Other current assets	(3,515)	855
Accounts payable	(5,444)	3,518
Accrued compensation	(1,948)	(3,832)
Accrued expenses	5,596	14,934
Other liabilities	(1,825)	900
Net cash flows (used in) provided by operating activities	(16,290)	34,262

Cash flows from investing activities:
Purchases of equipment	(1,055)	(7,590)
Proceeds from sale of property and equipment	—	30
Principal payments from note receivable	2,722	—
Patent application costs	(370)	(474)
Net cash flows provided by (used in) investing activities	1,297	(8,034)

Cash flows from financing activities:
Proceeds from exercise of stock options	108	3,554
Stock repurchase under repurchase plan	—	(7,572)
Stock repurchased for tax withholdings on vesting of restricted stock	(1,283)	(4,629)
Deferred financing cost	(6,640)	—
Proceeds from term loan	72,750	—
Repayment of term loan	(938)	—
Payment under capital lease obligations	—	(2)
Net cash flows provided by (used in) financing activities	63,997	(8,649)

Net change in cash	49,004	17,579

Cash and cash equivalents, beginning of period	45,118	27,476
Cash and cash equivalents, end of period	$94,122	$45,055
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2019 and 2018, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2018, included in the 2018 Form 10-K.
Use of Estimates
The consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimate for contingent liabilities, the measurement of right-of-use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimate of fair value of share-based payments and valuation of deferred tax assets.
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
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on factors such as historical collection experience, customers’ current creditworthiness, customer concentrations, age of accounts receivable and general economic conditions that may affect customers’ ability to pay.
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
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). In 2018 and part of 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements which affected revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and other current and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
The Company changed its pattern of revenue recognition effective October 1, 2019. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.
Fiscal Year Ended December 31, 2018
The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 by using the modified retrospective method. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The Company assessed the impact of the ASC 606 guidance by reviewing customer contracts and accounting policies and practices to identify differences, including identification of the contract and the evaluation of the Company’s performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations.
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
The Company concluded that the first three of the above criteria were not met upon shipment of product to the customer, the fourth criteria had been met and the Company acknowledges that there is a degree of uncertainty as to whether last criteria above had been met. Although the parties to the contract may have approved the contract and purchase orders in writing, the Company concluded that upon shipment of products to the customer there is not sufficient evidence that its customers were committed to perform their obligations defined in the contract due to the existence of extra-contractual or undocumented terms or arrangements (e.g., regarding payment terms, right of return, etc.). The Company could not reliably identify each party’s rights regarding the products to be transferred upon shipment of those products to customers. The Company’s sales personnel continued to make side agreements with customers which directly conflicted with the explicitly stated terms of sale. These side agreements created significant ambiguity around the rights and obligations of both parties involved in the transaction. This practice continued to result in extended payment terms and returns occurring long after the original sale was made. The Company’s business practices created an implied right for the customer to demand future, unknown, performance by the Company. As a result, each party (and in particular the Company) could not at the time of product shipment adequately determine its rights regarding the goods transferred as required by ASC 606-10-25-1. Upon shipment of product to the customer, the Company could not reliably identify the payment terms for the products it sold to customers. Although the written payment terms were known to both parties, the Company’s pervasive business practices (e.g., informal and undocumented side agreements) overrode the written payment terms and often resulted in extensions of the terms for payment. The Company’s contracts did appear to have commercial substance (i.e., the risk, timing, or amount of the Company’s future cash flows was expected to change as a result of the contract) upon fulfillment of a purchase order, as most fulfillments have eventually resulted in the Company receiving cash. Therefore, the Company concluded that this criterion appears to be met upon shipment of product to customers (i.e., fulfillment of the purchase order).
The probability that the Company would collect the consideration to which it was entitled in exchange for products shipped to the customer was questionable. In evaluating whether the collectability of an amount of consideration was probable, the Company considered the customer’s ability and intention to pay that amount of consideration when it was due. Historically, the customers’ intention to pay amounts when due was uncertain in light of the conflicting messages customers received with respect to the payment terms and rights of return and lack of adherence to credit limits. The assessment in ASC 606 is based on whether the customer has the ability and intention to pay for the product being delivered by the Company. Assessment of a customer’s ability to pay is typically done through a credit check process and the establishment of a credit limit for each customer by the Company’s accounts receivable team. Although the Company did have a process in place to establish credit limits, the evidence previously mentioned indicates that those credit limits were routinely overridden by certain sales personnel and members of management. Despite these overrides, the Company recovered the majority of its billings made in 2018. Furthermore, the quantitative and qualitative evidence gathered by the Company raised considerable doubt as to the collectability of its billings at the time of shipment, but this evidence was not persuasive enough for the Company to conclude that collectability was not probable. As a result of the considerations outlined above, the Company determined that it did not meet the criteria necessary for its revenue arrangements to qualify as “contracts” under the requirements of ASC 606 (i.e., these arrangements did not pass the Step 1 Criteria of the revenue recognition model).
The Company’s inability to fulfill these criteria was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, as of the date of the Company’s adoption of ASC 606 effective January 1, 2018 and for the remainder of the year ended December 31, 2018, the Company concluded that it did not meet the Step 1 Criteria upon physical delivery of the product. Subsequent to the delivery of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in our condensed consolidated balance sheet.

Nine Months Ended September 30, 2019
We continued to assess new and existing contracts throughout 2019 to determine if the Step 1 Criteria noted above for the determination of a contract under ASC 606 were met for new contracts at the outset of a sales transaction (i.e., upon shipment of product) or for existing contracts at some point within 2019 when all the terms of the arrangement would have been known. Until it was determined if the Step 1 Criteria had been met, revenue recognition continued to be deferred consistent with the assessment for the year ended December 31, 2018.
As further discussed above, the primary factors contributing to the determination in prior periods that the Step 1 Criteria had not been met were the inappropriate tone at the top and the existence of pervasive extra-contractual or undocumented terms or arrangements. These prior business practices and the lack of transparency surrounding them created a systemically implied right for customers to demand future and unknown performance by us. Although some of the former executives were employed by us only through June 2018, we determined that based on the impact of the prior tone at the top, the continued internal sales force strategy and the existing customer base’s continued expectations (based on past practice), there would be flexibility with respect to arrangement terms even after delivery of the product so pervasive that all customer arrangements continued to be subject to uncertain modification of terms into 2019.
After identifying the primary factors contributing to the lack of knowledge regarding our customer contractual terms, we began implementing changes in mid-2018 to remediate the pervasive weaknesses in the control environment, followed by gradually implementing measures to empower our compliance, legal, and accounting departments; educate our sales force on appropriate business practices; and communicate our revised terms of sale to customers. We assessed our efforts throughout 2019 to determine when, if at any point, the factors contributing to the inability to satisfy the Step 1 Criteria were sufficiently addressed such that the Step 1 Criteria were met at the time of physical delivery to the customer. Determining when these conditions were effectively satisfied was a matter of judgment; however, we determined that adequate knowledge of the contractual arrangements with our customers did exist in 2019 for new and certain existing arrangements. We did note that there is no single determinative change that overcame the pervasive challenges noted above, but rather an accumulation of efforts that taken together, resulted in sufficient knowledge of contractual relationships both internally and externally with our customers.
To address the tone at the top issues, we noted that proper remediation involved not only the removal of members of management who were setting an inappropriate tone but also the establishment of new management throughout the organization that emphasized a commitment to integrity, ethical values and transparency and have that reinforcement for a sustained period of time. The changes made to management positions throughout the organization and the resulting organization behavior changes were assessed to have been sufficiently addressed by the end of the second quarter of 2019.
To determine when we had either eliminated or had sufficient knowledge to identify any extra-contractual arrangements, we noted that a key factor contributing to our historical lack of visibility into the arrangements with our customers was the failure to adhere to credit limits, payment terms and return policies. The establishment of additional controls and the emphasis on adherence to our existing policies and controls was an iterative process that continued through the first two quarters of 2019. Additional factors contributing to the increased visibility into our contractual arrangements involved further education and training of the sales personnel regarding our terms and conditions as well as monitoring of the sales personnel and customers for compliance with the contractual arrangements. We implemented a disciplined approach to educating the sales personnel regarding the prior practices that were considered unacceptable, ensuring they were knowledgeable regarding current terms and conditions and implementing an open dialogue with the credit and collections department. Monitoring of the customer base was accomplished through a variety of measures including, but not limited to, analysis of payments made within the original terms, levels of returns post-shipment, and various continued communication with the customer account representatives by members of our credit and collections department. During the third quarter of 2019, management determined that these efforts with the sales personnel and the external customers had been in place for a sufficient period of time to provide us an understanding of its contractual arrangements with customers.
Therefore, beginning October 1, 2019 for all new customer arrangements, we determined adequate measures were in place to understand the terms of our contracts with customers such that the Step 1 Criteria would be met prior to shipment of product to the customer or implantation (or surgical insertion) of the products on consignment.
We also reassessed whether the Step 1 Criteria had been met for all shipments of product where payment had not been received as of September 30, 2019. While the measures summarized above provided significant evidence necessary to understand the terms of our contractual arrangements with our customers, certain of these customers continued to exhibit behaviors that resulted in extended periods until cash collection. Such delays in collection suggested that uncertainty regarding extracontractual arrangements may continue, particularly as it relates to payment terms. As a result, we concluded the following existing arrangements, which remained unpaid at September 30, 2019.

•
For customer arrangements where collection was considered probable within 90 days from the date of the original shipment or implantation of the products, we concluded the Step 1 Criteria were met (the “Transition Adjustment”).

•
For the remaining customer arrangements (the “Remaining Contracts”), we concluded that, due to the uncertainty that extracontractual arrangements may continue, the Step 1 Criteria would not be satisfied until we receive payment form the customer. At that point, we determined that an accounting contract would exist and our performance obligations to deliver product to the customer to pay for the product would be satisfied. As of September 30, 2019, upon reassessment, we concluded that the Step 1 Criteria continued to not be met due to the same circumstances described above for these contracts.

We continued to record the deferred cost of sales on the arrangements that failed the Step 1 Criteria where collectability was reasonably assured and will recognize the costs when the related revenue is recognized. We also continued to offset deferred revenue with the associated accounts receivable obligations for these arrangements that continued to fail the Step 1 Criteria.
For all customer transactions concluded to meet the Step 1 Criteria, we then assessed the remaining criteria of ASC 606 to determine the proper timing of revenue recognition.
Under ASC 606, we recognize revenue following the five-step model: (i) identify the contract with a customer (the Step 1 Criteria); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As noted above, beginning October 1, 2019, we determined that we had met the Step 1 Criteria for new and certain existing arrangements. We also determined that the performance obligation was met upon delivery of the product to the customer, or at the time the product is implanted for products on consignment, at which point we determined we will collect the consideration we are entitled to in exchange for the product transferred to the customer. As a result, we recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, generally upon shipment of the product to the customer. The nature of our contracts gives rise to certain types of variable consideration, including rebates and other discounts. We include estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time of sale. We have consignment agreements with several customers and distributors which allow us to better market our products by moving them closer to the end user. We determined that we have fulfilled our performance obligation once control of the product has been delivered to the customer, which occurs simultaneously with the product being implanted.
We act as the principal in all of our customer arrangements and therefore record revenue on a gross basis. Shipping is considered immaterial in the context of the overall customer arrangement, and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately recognized performance obligation and we have elected to treat shipping costs as activities to fulfill the promise to transfer the product. We maintain a returns policy that allows our customers to return product that is consigned, damaged or non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based upon historical experience with actual returns. Our payment terms for customers are typically 30 to 60 days from receipt of title of the goods.
The Company acts as the principal in all of its customer arrangements and therefore records revenue on a gross basis. Shipping is considered immaterial in the context of the overall customer arrangement, and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately recognized performance obligation. The Company maintains a returns policy that allows its customers to return product that is consigned, damaged or non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based upon historical experience with actual returns. The Company’s payment terms for customers are typically 30 to 60 days from receipt of title of the goods.

Based on the assessment noted above, the Company concluded that through the first two quarters of 2019, the pattern of revenue recognition under ASC 606 remained the same as the application for the year ended December 31, 2018; that is, revenue was deferred until the product was paid for or returned. In order to account for the determination that the Step 1 Criteria had been met during the third quarter of 2019, for certain existing customer arrangements, the Company recorded the following (in thousands):

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts prior to Transition Adjustment	$48,883	$6,415
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Transition Adjustment during the three months ended September 30, 2019	(21,385)	(2,565)
Write-off of customer contracts where collection is no longer reasonably assured (a)	(10,273)	(1,438)
Amounts as of September 30, 2019	$17,225	$2,412
(a) The Company determined that for approximately $10.3 million of existing contracts where payment had not been received, collection was no longer reasonably assured. As a result, $1.4 million of deferred cost of sales relating to these customers was written off. Any future collections relating to these customer contracts will be recorded as revenue at the time payment is received.

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
Prior to the Transition, deferred cost of sales resulted from transactions where title to inventory transferred from the Company to the customer, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the revenue and associated cost of sales is recognized. These amounts have been recorded within other current assets on the condensed consolidated balance sheet in the amounts of $2.4 million and $4.3 million, as of September 30, 2019 and December 31, 2018.
Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, “Leases”. The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases. Such balances were included in Right of use asset, Other current liabilities and Other liabilities, respectively, in the consolidated balance sheet as of September 30, 2019.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities, which will include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. The Company continues to account for leases in the consolidated balance sheet as of December 31, 2018 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 under ASC 840. See Note 6, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $0.4 million and $0.5 million of patent costs during the first nine months of 2019 and 2018, respectively.
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
All other ASUs issued and not yet effective for the nine months ended September 30, 2019, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Liquidity and Capital Resources
Working Capital
As of September 30, 2019, the Company had approximately $94.1 million of cash and cash equivalents.  The Company reported total current assets of approximately $134.0 million and current liabilities of approximately $73.4 million as of September 30, 2019.

Overall Liquidity and Capital Resources
The Company’s largest cash requirement for the nine months ended September 30, 2019 was cash for general working capital needs. In addition, the Company’s other cash requirements included capital expenditures and investigation and restatement expenses. The Company funded its cash requirements through its existing cash reserves, and the BT Term Loan (as defined below) that closed in June 2019. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year.

4.	Inventory
Inventory consisted of the following items (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$315	$516
Work in process	7,085	11,123
Finished goods	5,626	4,936
Inventory, gross	13,026	16,575
Reserve for obsolescence	(992)	(589)
Inventory, net	$12,034	$15,986

5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$5,312	$4,804
Lab and clean room equipment	14,429	13,787
Furniture and office equipment	15,086	15,145
Construction in progress	765	1,507
Property and equipment, gross	35,592	35,243
Less accumulated depreciation	(22,412)	(17,819)
Property and equipment, net	$13,180	$17,424

Depreciation expense for the nine months ended September 30, 2019 and 2018, was approximately $5.0 million and $3.9 million, respectively, and approximately $1.6 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively.

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
Operating lease cost for the three and nine months ended September 30, 2019 was $0.4 million and $1.1 million, respectively, and was recorded in Selling, general, and administrative expenses. Interest on lease obligations was for the three and nine months ended September 30, 2019 $0.1 million and $0.4 million, respectively, and was recorded in Selling, general, and administrative expenses. Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 was $0.4 million and $1.3 million, respectively. The amortization of leased assets for the three and nine months ended September 30, 2019 was $0.2 million and $0.7 million, respectively.
Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

September 30, 2019
Assets
Right of use asset	$3,630

Liabilities
Short term lease liability	$1,140
Long term lease liability	$3,213

Weighted-average remaining lease term (years)	3.3
Weighted-average discount rate	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2019 (excluding the nine months ended September 30, 2019)	$386
2020	1,561
2021	1,528
2022	1,552
2023	196
Thereafter	—
Total lease payments	5,223
Less: imputed interest	(870)
$4,353

Future minimum lease payments under operating leases at December 31, 2018 and thereafter were as follows (amounts in thousands):

Year ending December 31,
2019	$1,640
2020	1,579
2021	1,625
2022	1,673
2023	205
Thereafter	—
Total lease payments	$6,722

7.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,166)	$248	$1,414	$(1,066)	$348
Patents and know how	9,093	(4,908)	4,185	9,180	(4,475)	4,705
Customer and supplier relationships	3,761	(2,351)	1,410	4,271	(2,202)	2,069
Non-compete agreements	120	(60)	60	120	(38)	82
Total amortized intangible assets	$14,388	$(8,485)	$5,903	$14,985	$(7,781)	$7,204

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,041		1,041	1,396		1,396
Total intangible assets	$16,437		$7,952	$17,389		$9,608

Amortization expense for the nine months ended September 30, 2019 and 2018, was approximately $0.8 million and $0.8 million, respectively, and $0.3 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Patents and patents in process related write-downs due to abandonment for the three and nine months ended September 30, 2019 was $0.0 million and $0.8 million, respectively in Selling, general and administrative. The Company incurred impairment losses related to customer relationships of $0.0 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

Expected future amortization of intangible assets as of September 30, 2019, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2019 (excluding the nine months ended September 30, 2019)	$246
2020	985
2021	977
2022	955
2023	954
Thereafter	1,786
$5,903

8.	Accrued Expenses
Accrued expenses include of the following (in thousands):

	September 30, 2019	December 31, 2018
Legal costs	$16,576	$10,056
Settlement costs	7,944	8,673
Pricing adjustment settlement with Veterans Affairs	6,894	6,894
Estimated returns	2,365	2,325
Accrued clinical trials	1,337	1,233
External commissions	1,139	962
Other	1,183	1,699
Total	$37,438	$31,842

9.	Long Term Debt

Credit Agreement

On October 12, 2015, the Company and its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and Bank of America, N.A., as administrative agent. The Credit Agreement established a senior secured revolving credit facility in favor of the Company with a maturity date of October 12, 2018 and an aggregate lender commitment of up to $50.0 million. The Credit Agreement also provided for an uncommitted incremental facility of up to $35.0 million, which could be exercised as one or more revolving commitment increases or new term loans, all subject to certain customary terms and conditions set forth in the Credit Agreement. The obligations of the Company under the Credit Agreement were guaranteed by the Company’s subsidiaries. The obligations of the loan parties under the Credit Agreement and the other credit documents were secured by liens on and security interests in substantially all of the assets of each of the loan parties and a pledge of the equity interests of each subsidiary owned by a loan party, subject to certain customary exclusions. Borrowings under the facility bore interest at LIBOR plus 1.5% to 2.25%. Fees paid in connection with the initiation of the credit facility totaled approximately $0.5 million. These deferred financing costs were amortized to interest expense over the three-year life of the facility. The Credit Agreement contained customary representations, warranties, covenants and events of default, including restrictions on certain payments of dividends by the Company.

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

BT Term Loan
On June 10, 2019, the Company entered into a Term Loan Agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount has been borrowed and funded. The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch had a first-priority security interest in substantially all of the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
The interest rate applicable to any borrowings under the BT Term Loan accrued at a rate equal to LIBOR plus a margin of 8.00% per annum or (if LIBOR is not available) a prime rate plus a margin of 7.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed. The interest as of September 30, 2019 was 10.33%.

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

The BT Loan Agreement also specified that any prepayment of the loan, voluntary or mandatory, as defined in the BT Loan Agreement, subjected MiMedx to a prepayment penalty as of the date of the prepayment with respect to the BT Term Loan of:

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
The balances of the BT Term Loan as of September 30, 2019 was as follows (amounts in thousands):

	September 30, 2019
	Current portion	Long-term
Liability component - principal	$3,750	$70,313
Original issue discount	—	(2,061)
Deferred financing cost	—	(6,078)
Liability component - net carrying value	$3,750	$62,174

Interest expense related to the BT Term Loan, included in Interest income (expense), net in the Consolidated Statements of Operations was as follows (amounts in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019
Interest expense - stated interest rate	2,024	2,417
Interest expense - amortization of original issue discount	158	189
Interest expense - amortization of deferred financing costs	478	563
Total term loan interest expense	$2,660	$3,169

The future principal payments for the BT Term Loan as of September 30, 2019 are as follows (in thousands):

Year ending December 31,	Principal
2019 (excluding the nine months ended September 30, 2019)	$938
2020	3,750
2021	3,750
2022	65,625
2023	—
Thereafter	—
Total Long Term Debt	$74,063

As of September 30, 2019, the fair value of the Company’s BT Term Loan was $71.0 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs by calculating a discount rate based on the credit risk spread of debt instruments of a similar risk character in reference to U.S. Treasury instruments with identical securities, with an incremental risk premium for Company-specific risk factors. The remaining cash flows associated with the BT Term Loan were discounted to September 30, 2019 with this calculated discount rate to derive the fair value as of that date.
BT Term Loan Amendment
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
Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$12,379	$(178)	$(18,104)	$6,245
Denominator for basic earnings per share - weighted average shares	107,157,561	105,935,736	106,929,643	104,403,622
Effect of dilutive securities: Stock options and restricted stock outstanding(a)	2,432,447	998,964	1,635,797	4,773,955
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	109,590,008	105,935,736	106,929,643	109,177,577
Income (loss) per common share - basic	$0.12	$0.00	$(0.17)	$0.06
Income (loss) per common share - diluted	$0.11	$0.00	$(0.17)	$0.06
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outstanding Stock Options	848,507	936,844	903,344	4,168,720
Restricted Stock Awards	1,583,940	62,120	732,453	605,235
	2,432,447	998,964	1,635,797	4,773,955

11.	Income taxes

The effective tax rates for the Company was (2.6)% and 137.7% for the three months ended September 30, 2019 and September 30, 2018, respectively.

The effective tax rates for the Company of 1.2% and (17.2)% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

This difference is primarily due to the full valuation allowance recorded during this period in 2019. There was no valuation allowance recorded in the same period of 2018 and the effective tax rate reflects certain discrete tax items. In addition, the Company recorded significant permanent differences in 2018 related to stock-based compensation.

12.	Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities

Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$2,417	$108
Income taxes paid	308	596

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 6 “Leases,” the Company has commitments for meeting space. These leases expire over 3 to 3.5 years following September 30, 2019, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
Rent expense for the nine months ended September 30, 2019 and 2018, was approximately $1.1 million and $1.1 million, respectively, and was approximately $0.3 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and is allocated among cost of sales, research and development and selling, general and administrative expenses.

Letters of Credit
Previously, as a condition of the leases for the Company’s facilities, the Company was obligated under standby letters of credit in the amount of approximately $0.1 million. The Company amended its lease during 2018 to eliminate this obligation.

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at September 30, 2019 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

The following is a description of certain litigation and regulatory matters:

Shareholder Derivative Suits
On December 6, 2018, the United States District Court for the Northern District of Georgia entered an order consolidating three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On January 22, 2019, plaintiffs filed a verified consolidated shareholder derivative complaint. The consolidated action sets forth claims of breach of fiduciary duty, corporate waste and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Larry W. Papasan, Luis A. Aguilar, Bruce L. Hack, Charles E. Koob, Neil S. Yeston and Christopher M. Cashman. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to stay on February 18, 2019, pending the completion of the investigation by the Company’s Special Litigation Committee. The Special Litigation Committee completed its investigation relating to this action and filed an executive summary of its findings with the Court on July 1, 2019. The parties (together with parties from the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit, each described below) held a mediation on February 11, 2020. Following continued discussions, on May 1, 2020, the parties notified the Court that plaintiffs and the Company had reached an agreement in principle to settle this consolidated derivative action, which settlement also encompasses all claims asserted in the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit. As of the date of the filing of this Form 10-K, the parties are drafting, and intend to file, a stipulation of settlement and motion seeking preliminary approval of the settlement.
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
On August 12, 2019, John Murphy filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida (Murphy v. Petit, et al.). The complaint alleged claims for breaches of fiduciary duty and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Charles R. Evans, Luis A. Aguilar, Joseph G. Bleser, J. Terry Dewberry, Bruce L. Hack, Charles E. Koob, Larry W. Papasan and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to transfer this action to the Northern District of Georgia. Prior to resolution of that motion, the plaintiff voluntarily dismissed this action without prejudice. As discussed above, the plaintiff participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and is a party to the agreement in principle to settle that consolidated derivative action. Under the agreement in principle, the plaintiff has agreed that this action shall not be reinstated and, after the judgment entered by the Northern District of Georgia becomes final, this action shall be deemed dismissed with prejudice.

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
As of September 30, 2019, the Company has accrued approximately $14.8 million related to the legal proceedings discussed above.
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
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). For purposes of the required disclosure under ASC 606-10-50-5, the Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. These groupings also do not meet the criteria under ASC 280-10-50-1 to qualify as separate operating segments. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three and nine months ended September 30, 2019 and 2018.
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Direct Customers	$84,264	$83,545	$214,014	$255,351
Distributors	4,599	3,414	8,841	11,174
Total	$88,863	$86,959	$222,855	$266,525

15.	Subsequent Events

Separation and Transition Services Agreement of Edward J. Borkowski
On November 18, 2019, the Company entered into a Separation and Transition Services Agreement (“Separation Agreement”) with Edward J. Borkowski, under which Mr. Borkowski resigned as Executive Vice President and Interim Chief Financial Officer of the Company, as well as from any and all officer, director or other positions that he held with the Company and its affiliates, effective November 15, 2019. Pursuant to the Separation Agreement, Mr. Borkowski agreed to perform the duties of the Interim Chief Financial Officer with respect to the Company’s 2018 Form 10-K and assist with the transition of his duties as described in the Separation Agreement from November 15, 2019 through the earlier of the first business day following the Company’s filing of its 2018 Form 10-K with the SEC or December 31, 2019 (the “Transition Period”). From the end of the Transition Period until March 31, 2020, Mr. Borkowski agreed to provide services as may be requested by the Company with respect to matters related to the 2018 Form 10-K and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company paid Mr. Borkowski $1.7 million as of December 31, 2019 and the remaining $2.3 million under the Separation Agreement was paid in April and May of 2020.
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
The COVID-19 pandemic and governmental and societal responses thereto have affected the Company's business, results of operations and financial condition. The continuation or a second-wave outbreak of COVID-19 or the outbreak of other health epidemics could harm the Company's operations and increase the Company's costs and expenses in numerous ways. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of delays or impacts on the business, clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the COVID-19 pandemic or other health epidemics could have an adverse impact on the Company's business, results of operations and financial condition.
BT Term Loan Amendment
On April 22, 2020, the Company amended its BT Loan Agreement with Blue Torch. The amendment provided for an increase in the maximum Total Leverage Ratio, which was a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity requirement from April 2020 through and including November 2020. Specifically, the maximum Total Leverage Ratio increased from 3.00 to 1.00 to a new Total Leverage Ratio of 5.00 to 1.00 through December 31, 2020. The minimum Liquidity requirement was reduced from $40 million to $20 million for April and May 2020 and form $30 million to $20 million for June through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
On July 2, 2020, the Company repaid the BT Term Loan and terminated the BT Loan Agreement. See “-Repayment and Termination of BT Loan Agreement” below.

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

Results of Operations Comparison for the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net Sales	$88,863	$86,959	$1,904	2.2%	$222,855	$266,525	$(43,670)	(16.4)%
Gross profit	75,658	79,604	(3,946)	(5.0)%	192,483	240,541	(48,058)	(20.0)%
Selling, general and administrative	51,258	58,740	(7,482)	(12.7)%	152,761	192,233	(39,472)	(20.5)%
Investigation, restatement and related	7,242	16,269	(9,027)	(55.5)%	46,374	31,307	15,067	48.1%
Research and development	2,691	3,962	(1,271)	(32.1)%	8,421	11,225	(2,804)	(25.0)%
Amortization of intangible assets	269	260	9	3.5%	769	758	11	1.5%
Impairment of intangible assets	—	—	—	—%	446	—	446	100.0%
Interest (expense) income, net	(2,255)	99	(2,354)	(2,377.8)%	(2,313)	312	(2,625)	(841.3)%
Other income, net	127	—	127	100.0%	272	—	272	100.0%
Income tax provision benefit (expense)	309	(650)	959	147.5%	225	915	(690)	(75.4)%
Net income (loss)	$12,379	$(178)	$12,557	7,054.5%	$(18,104)	$6,245	$(24,349)	(389.9)%
Revenue
We recorded revenue for the three months ended September 30, 2019 of $88.9 million, approximately a $1.9 million, or 2.2%, increase over the three months ended September 30, 2018 revenue of $87.0 million. As discussed in the “Critical Accounting Policies” section in the unaudited condensed consolidated financial statements, we recognized revenue related to customers for whom collection was reasonably certain. This resulted in the recognition of a Transition adjustment of $21.4 million. Excluding this benefit related to the method in which the Company recognizes revenue, the decrease primarily resulted from unfavorable insurance coverage developments, which resulted in a decrease in the number of units sold. Additionally, half of the reduction of the Company’s workforce announced in December 2018 and completed through 2019 were sales personnel which resulted in less visits to customers. Further, revenues were adversely affected from sales made in prior periods and collected during the current period along with negative publicity resulting from the Audit Committee Investigation.
Gross Profit Margin
Gross profit margin for the three months ended September 30, 2019 were 85.1% as compared to 91.5% for the three months ended September 30, 2018. Gross margins decreased due to higher manufacturing overhead costs associated with lower production volumes in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 decreased approximately $7.5 million, or 12.7%, to $51.3 million compared to $58.7 million for the three months ended September 30, 2018. The decrease was primarily related the reduction of our workforce announced in December 2018 by approximately 240 full-time employees, or 24% of our total workforce, of which about half were sales force personnel as part of previously announced plans to implement a broad-based organizational realignment, cost reduction and efficiency program to better ensure our cost structure is appropriate given our revenue expectations. SG&A expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization and share-based compensation.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expense for the three months ended September 30, 2019 decreased approximately $9.0 million, or 55.5%, to $7.2 million compared to $16.3 million for the three months ended September 30, 2018. The decrease primarily resulted from a decrease in litigation, investigation, and shareholder related expenses slightly offset by an increase in consulting expenses.
Research and Development Expenses

Our research and development expenses decreased approximately $1.3 million, or 32.1%, to $2.7 million for the three months ended September 30, 2019, compared to approximately $4.0 million for the three months ended September 30, 2018. The decrease is primarily related to year-over-year decreases in clinical trial activities.
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively flat for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Interest (expense) income, net

Interest (expense) income, net increased by $2.4 million to $(2.3) million during the three months ended September 30, 2019 from $0.1 million during the three months ended September 30, 2018. This increase was due to the interest on our borrowings under the BT Loan Agreement entered into on June 10, 2019.

Other income, net

Other income, net of $0.1 million during the three months ended September 30, 2019 reflects a settlement payment received for patent infringement case.

Income Tax Provision Benefit (Expense)
The effective tax rate the three months ended September 30, 2019 decreased approximately 140.3% when compared to the same period of 2018, primarily due to the full valuation allowance recorded during this period in 2019 where there was no valuation allowance recorded in the same period of 2018.

Results of Operations Comparison for the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Revenue
We recorded revenue for the nine months ended September 30, 2019 of $222.9 million, approximately a $43.7 million, or 16.4%, decrease over the nine months ended September 30, 2018 revenue of $266.5 million. As discussed in the “Critical Accounting Policies” section above, the Company assessed its sales arrangements with customers during 2019 beginning with the definition of a contract under ASC 606 at the time of shipments of goods to the customer or upon the delivery of such goods if so stipulated by the terms of sale. Based on this assessment, the Company recognized revenue for its open invoices in addition to the cash collected through the end of the third quarter of 2019 of approximately $21.4 million. Excluding this benefit related to the method in which the Company recognizes revenue, the decrease primarily resulted unfavorable insurance coverage developments, which resulted in a decrease in the number of units sold. Additionally, half of the reduction of the Company’s workforce announced in December 2018 and completed through 2019 were sales personnel, which resulted in less visits to customers. Further, revenues were adversely affected from sales made in prior periods and collected during the current period along with negative publicity resulting from the Audit Committee Investigation.
Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2019 was 86.4% as compared to 90.3% for the nine months ended September 30, 2018. Gross margins decreased due to higher manufacturing overhead costs associated with lower production volumes in 2019.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended September 30, 2019 decreased approximately $39.5 million, or 20.5%, to $152.8 million compared to $192.2 million for the nine months ended September 30, 2018. The decrease was primarily due to the reduction of our workforce announced in December 2018 by approximately 240 full-time employees, or 24% of our total workforce, about half were sales force personnel. This reduction was part of a broad-based organizational realignment, cost reduction, and efficiency program to better ensure that our cost structure was appropriate given our revenue expectations. SG&A expenses consist of personnel costs, professional fees, sales commissions, sales training costs, industry trade show fees and expenses, product promotions and product literature costs, facilities costs and other sales, marketing and administrative costs, depreciation and amortization and share-based compensation.
Investigation, Restatement, and Related Expenses
Investigation, restatement and related expense for the nine months ended September 30, 2019 increased approximately $15.1 million, or 48.1%, to $46.4 million compared to $31.3 million for the nine months ended September 30, 2018. The increase primarily resulted from an increase in litigation, investigation, and consulting fees slightly offset by a decrease in investigation fees.
Research and Development Expenses
Our research and development expenses decreased approximately $2.8 million, or 25.0%, to $8.4 million for the nine months ended September 30, 2019, compared to approximately $11.2 million for the nine months ended September 30, 2018. The decrease is primarily related to year-over-year decreases in clinical trial activities.
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively flat for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million was due to the impairment of certain customer relationship intangible assets for the nine months ended September 30, 2019 related to the divestiture of Stability in 2017.

Interest (expense) income, net

Interest (expense) income, net increased by $2.6 million to $(2.3) million during the nine months ended September 30, 2019 from $0.3 million during the nine months ended September 30, 2018. This increase was due to the interest on our borrowings under the BT Loan Agreement entered into on June 10, 2019.

Other income, net

Other income, net of $0.3 million during the nine months ended September 30, 2019 reflects a settlement payment received for patent infringement case.

Income Tax Provision Benefit (Expense)
The effective tax rate for the nine months ended September 30, 2019 increased from (17.2)% in the same period in 2018 to 1.2%. The effective tax rate for this period in 2018 was driven by a discrete tax benefit due to stock based compensation with no valuation allowance. The effective tax rate for this period 2019 is the result of a full valuation allowance in addition to discrete tax events.

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
As of September 30, 2019, we had approximately $94.1 million of cash and cash equivalents. We reported total current assets of approximately $134.0 million and total current liabilities of approximately $73.4 million at September 30, 2019, which represents a current ratio of 1.8 as of September 30, 2019.
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
On July 2, 2020, we repaid the remaining principal of $72.0 million, accrued interest and fees of $0.1 million under the BT Loan Agreement. As a result of the early termination of the BT Loan Agreement, we incurred a prepayment premium of $1.4 million. We paid the remaining principal, the related prepayment premium, and the accrued interest with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, as described above.

We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities for the year following the date of this Form 10-Q.
Share Repurchases
During the nine months ended September 30, 2019, we repurchased 33,087 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, we did not repurchase any shares of its common stock for the three and nine months ended September 30, 2019. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contingencies
See Note 13 to our condensed consolidated financial statements in Part I, Item 1 herein.

Contractual Obligations
For the nine months ended September 30, 2019,there were no significant changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Discussion of Cash Flows
Net cash from operating activities during the nine months ended September 30, 2019 decreased approximately $50.6 million to approximately $16.3 million of cash used, compared to $34.3 million of cash provided by operating activities for the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in net income, the effect of change in revenue recognition of $17.4 million and a decrease in stock-based compensation when compared to the prior year.
Net cash from investing activities during the nine months ended September 30, 2019 increased approximately $9.3 million to approximately $1.3 million of cash provided, compared to approximately $8.0 million of cash used for the nine months ended September 30, 2018. The increase was primarily related to fewer equipment purchases for the nine months ended September 30, 2019 partially offset by the collection of notes receivable.
Net cash from financing activities during the nine months ended September 30, 2019 increased approximately $72.6 million to approximately $64.0 million of cash provided, compared to $8.6 million of cash used during the nine months ended September 30, 2018. Cash provided by financing activities during the nine months ended September 30, 2019 included approximately $72.8 million of proceeds from the Term Loan partially offset by $6.6 million of financing costs and discount.

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
Adjusted EBITDA consists of GAAP net income (loss) excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income), (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) effect of change in revenue recognition, (vii) impairment of intangibles and (viii) share-based compensation.

A reconciliation of GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$12,379	$(178)	$(18,104)	$6,246

Non-GAAP Adjustments:
Depreciation expense	1,641	1,414	4,981	3,934
Amortization of intangible assets	269	260	769	758
Interest expense (income), net	2,255	(99)	2,313	(312)
Income tax provision (benefit) expense	(309)	650	(225)	(915)
EBITDA	16,235	2,047	(10,266)	9,711

Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	7,242	16,269	46,374	31,307
Effect of change in revenue recognition	(18,577)	—	(18,577)	—
Impairment of intangible assets	—	—	1,258	—
Share-based compensation	2,686	3,958	9,199	13,311
Adjusted EBITDA	$7,586	$22,274	$27,988	$54,329

Critical Accounting Policies
In preparing financial statements, we follow GAAP, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management continually reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the 2018 Form10-K for the year ended December 31, 2018.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the consolidated financial statements contained herein.

Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at September 30, 2019, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2018 10-K.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Stock Repurchases:

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2019:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Total amount remaining July 1, 2019				$—

July 1, 2019 - July 31, 2019	30,892	$5.24	—	$—

August 1 - August 31, 2019	2,195	$5.32	—	$—

September 1 - September 30, 2019	—	$—	—	$—

Total for the quarter	33,087	$5.24	—

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

3.2	Articles of Amendment to the Articles of Incorporation effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018).
3.3	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
10.1	Consulting Agreement with Alexandra O. Haden dated August 27, 2019, incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 17, 2020.
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 6, 2020	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer