Form 10-Q
period 2020-03-31
MIMEDX GROUP, INC.
filed 2020-07-06
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2020
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
Explanatory Note
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), the Company filed no periodic reports after October 2017 until the filing of the 2018 Form 10-K. In June 2018, following an investigation (the “Audit Committee Investigation”), the Audit Committee of the Company’s Board of Directors, with the concurrence of management, concluded that the Company’s previously issued consolidated financial statements and financial information relating to each of the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 and each of the interim periods within such years, along with the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (collectively, the “Non-Reliance Periods”), would need to be restated (the “Restatement”) and could no longer be relied upon due to accounting irregularities regarding the recognition of revenue under generally accepted accounting principles in the United States of America (“GAAP”). The 2018 Form 10-K contained our audited consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, which had not previously been filed, and for the year ended December 31, 2016, which were restated from the consolidated financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2016. The 2018 Form 10-K also included our audited consolidated balance sheets as of December 31, 2018 and 2017.

The Company, the Board, and the Audit Committee devoted considerable resources, including the time and attention of the Company’s financial and accounting staff and management, to completing the 2018 Form 10-K, which was not filed until March 17, 2020. This delayed the completion and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, both of which were filed on July 6, 2020.
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

•	expectations regarding government and other third-party coverage and reimbursement for our products;

•	expectations regarding future revenue growth;

•	the effects of the adoption of new accounting standards on the Company’s financial position or results of operations;

•	our ability to procure sufficient supplies of human tissue to manufacture and process our products;

•	the outcome of pending litigation and investigations;

•	our ability to relist our common stock, par value $0.001 per share (the “Common Stock”) on The Nasdaq Capital Market;

•	ongoing and future effects arising from the Audit Committee Investigation, the Restatement, and related litigation;

•	ongoing and future effects arising from the COVID-19 pandemic;

•	demographic and market trends;

•	our plans to remediate the identified material weaknesses in our internal control environment and to strengthen our internal control environment; and

•	our ability to compete effectively.

Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in the 2019 Form 10-K.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$53,525	$69,069
Accounts receivable, net	31,932	32,327
Inventory, net	9,247	9,104
Prepaid expenses	5,239	6,669
Income tax receivable	10,729	18
Other current assets	5,216	6,058
Total current assets	115,888	123,245
Property and equipment, net	11,833	12,328
Right of use asset	3,158	3,397
Goodwill	19,976	19,976
Intangible assets, net	7,581	7,777
Other assets	473	443
Total assets	$158,909	$167,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,756	$8,710
Accrued compensation	17,116	21,302
Accrued expenses	30,661	32,161
Current portion of long term debt	3,750	3,750
Other current liabilities	2,416	1,399
Total current liabilities	63,699	67,322
Long term debt, net	61,637	61,906
Other liabilities	3,234	3,540
Total liabilities	$128,570	$132,768
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 issued and 0 outstanding at March 31, 2020 and 0 issued and 0 outstanding at December 31, 2019	$—	$—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 110,540,860 outstanding at March 31, 2020 and 112,703,926 issued and 110,818,649 outstanding at December 31, 2019	113	113
Additional paid-in capital	149,765	147,231
Treasury stock at cost; 2,163,066 shares at March 31, 2020 and 1,885,277 shares at December 31, 2019	(12,578)	(10,806)
Accumulated deficit	(106,961)	(102,140)
Total stockholders' equity	30,339	34,398
Total liabilities and stockholders' equity	$158,909	$167,166
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net sales	$61,736	$66,555
Cost of sales	10,025	7,418
Gross profit	51,711	59,137

Operating expenses:
Selling, general and administrative	46,942	50,862
Investigation, restatement and related	15,592	18,107
Research and development	2,650	2,902
Amortization of intangible assets	271	233
Impairment of intangible asset	—	446
Operating loss	$(13,744)	$(13,413)

Other income (expense), net
Interest (expense) income, net	(2,387)	211
Other income (expense), net	6	(29)

Loss before income tax provision	(16,125)	(13,231)
Income tax provision benefit (expense)	11,304	(42)

Net loss	$(4,821)	$(13,273)

Net loss per common share - basic	$(0.04)	$(0.12)

Net loss per common share - diluted	$(0.04)	$(0.12)

Weighted average shares outstanding - basic	107,538,509	106,420,317

Weighted average shares outstanding - diluted	107,538,509	106,420,317
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Share-based compensation expense	—	—	1,915	—	—	—	1,915
Exercise of stock options	—	—	(1,214)	(170,300)	1,512	—	298
Restricted stock shares canceled/forfeited	—	—	1,746	242,998	(1,746)	—	—
Shares repurchased for tax withholding	—	—	87	205,091	(1,538)	—	(1,451)
Net loss	—	—	—	—	—	(4,821)	(4,821)
Balance at March 31, 2020	112,703,926	$113	$149,765	2,163,066	$(12,578)	$(106,961)	$30,339

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	3,014	—	—	—	3,014
Issuance of restricted stock	—	—	(3,025)	(251,305)	3,025	—	—
Restricted stock shares canceled/forfeited	—	—	1,563	141,381	(1,563)	—	—
Shares repurchased for tax withholding	—	—	—	336,674	(1,044)	—	(1,044)
Net loss	—	—	—	—	—	(13,273)	(13,273)
Balance at March 31, 2019	112,703,926	$113	$166,296	3,832,013	$(38,224)	$(89,833)	$38,352
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,821)	$(13,273)
Adjustments to reconcile net income to net cash from operating activities:
Share-based compensation	3,349	3,014
Depreciation	1,506	1,695
Amortization of intangible assets	271	233
Amortization of deferred financing costs and debt discount	668	—
Non-cash lease expenses	239	269
Loss on fixed asset disposal	—	1
Impairment of intangible assets	—	1,258
Increase (decrease) in cash resulting from changes in:
Accounts receivable	395	—
Inventory	(143)	(442)
Prepaid expenses	1,430	2,053
Income tax receivable	(10,711)	(12)
Other assets	812	(1,612)
Accounts payable	1,046	(4,173)
Accrued compensation	(4,186)	(7,501)
Accrued expenses	(2,845)	3,895
Income taxes	—	—
Other liabilities	709	(665)
Cash flows used in operating activities	(12,281)	(15,260)

Cash flows from investing activities:
Purchases of equipment	(1,011)	(648)
Principal payments from note receivable	—	389
Patent application costs	(75)	(174)
Cash flows used in investing activities	(1,086)	(433)

Cash flows from financing activities:
Proceeds from exercise of stock options	298	—
Stock repurchased for tax withholdings on vesting of restricted stock	(1,538)	(1,044)
Repayment of term loan	(937)	—
Cash flows used in financing activities	(2,177)	(1,044)

Net change in cash	(15,544)	(16,737)

Cash and cash equivalents, beginning of period	69,069	45,118
Cash and cash equivalents, end of period	$53,525	$28,381
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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
MiMedx is the leading supplier of human placental allografts, which are human tissues that are transplanted from one person (a donor) to another person (a recipient). The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products for the wound care, burn, surgical, orthopedic, spine, sports medicine, ophthalmic and dental sectors of healthcare. The Company’s allograft product families include: the dHACM family with AmnioFix® and EpiFix® brands; the Umbilical family with EpiCord® and AmnioCord® brands; and the Placental Collagen family with AmnioFill™ brands. AmnioFix and EpiFix are tissue allografts derived from amnion and chorion layers of human placental membrane; EpiCord and AmnioCord are tissue allografts derived from umbilical cord tissue. AmnioFill is a placental connective tissue matrix, derived from the placental disc and other placental tissue.
The Company’s business model is focused primarily on the United States of America but the Company is exploring potential future international expansion opportunities.
Effect of COVID-19 Pandemic
The COVID-19 pandemic and governmental and societal responses thereto have affected the Company’s business, results of operations and financial condition. The continuation or additional waves of the outbreak of COVID-19 or the outbreak of other health epidemics could harm the Company’s operations and increase the Company’s costs and expenses in numerous ways. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of delays or impacts on the business, clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the COVID-19 pandemic or other health epidemics could have an adverse impact on the Company’s business, results of operations and financial condition.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, loans and grants to certain business, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act, the Company expects a federal tax refund of approximately $11.3 million and has recognized an income tax benefit of the same amount.

2.	Significant Accounting Policies
Please see Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on July 6, 2020 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’’) to the FASB’s Accounting Standards Codification (“ASC”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.  Operating results for the three months ended March 31, 2020 and 2019, are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements of the Company for the year ended December 31, 2019, included in the 2019 Form 10-K.
Use of Estimates
The consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates for contingent liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments and valuation of deferred tax assets.
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
Notes Receivable
Notes receivable represent formal payment agreements with customers which generally arise in situations where amounts shipped and billed have aged significantly as well as the promissory note issued by Stability Biologics, LLC (“Stability”) as part of the divestiture of Stability in 2017. The promissory note from Stability was paid in full in the three months ended September 30, 2019. The Company’s notes receivable are included in other current and long-term assets in the accompanying condensed consolidated balance sheets and were valued taking into consideration cost of the market participant inputs, market conditions, liquidity, operating results and other qualitative factors.
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
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). During the three months ended March 31, 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer. The applicable revenue recognition guidance also changed beginning January 1, 2018, which further impacted the Company’s revenue recognition methodology.
As a result, the Company’s application of the applicable revenue recognition guidance varies for the three months ended March 31, 2020 and 2019. Additionally, the Company changed its pattern of revenue recognition effective October 1, 2019. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.
Three Months Ended March 31, 2019
The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
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
For the three months ended March 31, 2019, the Company concluded that the first three of the above criteria were not met upon shipment of product to the customer, the fourth criterion had been met, and the Company acknowledges that there is a degree of uncertainty as to whether the last criterion above had been met. Although the parties to the contract may have approved the contract and purchase orders in writing, the Company concluded that upon shipment of products to the customer there is not sufficient evidence that its customers were committed to perform their obligations defined in the contract due to the existence of extra-contractual or undocumented terms or arrangements (e.g., regarding payment terms, right of return, etc.).
The Company’s inability to fulfill these criteria was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, the Company concluded that it did not meet the Step 1 Criteria upon shipment of the product. Subsequent to the shipment of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in the consolidated balance sheet.
Transition and the Three Months Ended March 31, 2020
The Company continued to assess contracts, new and existing, throughout 2019 to determine if the Step 1 Criteria noted above for the determination of a contract under ASC 606 were met for new contracts at the outset of a sales transaction (i.e., upon shipment of product) or for existing contracts at some point within 2019 when all the terms of the arrangement would have been known. Until the Step 1 Criteria had been met, revenue recognition continued to be deferred consistent with the assessment for the year ended December 31, 2018.
As further discussed above, the primary factors contributing to the determination in prior periods that the Step 1 Criteria had not been met were the inappropriate tone at the top and the existence of pervasive extra-contractual or undocumented terms or arrangements. These prior business practices and the lack of transparency surrounding them created a systemically implied right for customers to demand future, unknown performance by the Company. Although some of the former executives were employed by the Company only through June 2018, the Company determined that based on the impact of the prior tone at the top, the continued internal sales force strategy and the existing customer base’s continued expectations (based on past practice), there would be flexibility with respect to arrangement terms even after delivery of the product so pervasive that all customer arrangements continued to be subject to uncertain modification of terms into 2019.
After identifying the primary factors contributing to the lack of knowledge regarding its customer contractual terms, the Company began implementing changes in mid-2018 to remediate the pervasive weaknesses in the control environment, followed by gradually implementing measures to empower its compliance, legal, and accounting departments, educating its sales force on appropriate business practices, and communicating its revised terms of sale to customers. The Company assessed its efforts throughout 2019 to determine when, if at any point, the factors contributing to the inability to satisfy the Step 1 Criteria were sufficiently addressed such that the Step 1 Criteria were met at the time of physical delivery to the customer. Determining when these conditions were effectively satisfied was a matter of judgment; however, the Company determined that adequate knowledge of the contractual arrangements with its customers did exist in 2019. Management did note that there is no single determinative change that overcame the pervasive challenges noted above, but rather an accumulation of efforts that taken together, resulted in sufficient knowledge of contractual relationships both internally within the Company and externally with its customers.
To address the tone at the top issues, the Company noted that proper remediation involved not only the removal of members of management that were setting an inappropriate tone but also the establishment of new management throughout the organization that emphasized a commitment to integrity, ethical values and transparency and have that reinforcement for a sustained period of time. The changes made to management positions throughout the organization and the resulting organization behavior changes were assessed to have been sufficiently addressed by mid-2019.
Therefore, beginning October 1, 2019, for all new customer arrangements, the Company determined adequate measures were in place to understand the terms of its contracts with customers. As such, beginning October 1, 2019, the Company concluded that the Step 1 Criteria would be met prior to shipment of product to the customer or implantation of the products on consignment.
For the remaining customer arrangements at September 30, 2019 (the “Remaining Contracts”), the Company concluded that due to the uncertainty that extracontractual arrangement may continue the Step 1 Criteria would not be satisfied until the Company receives payment from the customer. At that point, the Company determined that an accounting contract would exist and the performance obligations of the company to deliver product and the customer to pay for the product would be satisfied. As of March 31, 2020, upon reassessment, the Company concluded that the Step 1 Criteria continued to not be met due to the same circumstances described above. The amount related to these Remaining Contracts at March 31, 2020 was $4.5 million.

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts as of December 31, 2019	$9,006	$1,261
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Cash collected during the three months ended March 31, 2020 related to the Remaining Contracts	(4,495)	(629)
Amounts as of March 31, 2020	$4,511	$632

As a result of the reassessment as of September 30, 2019, the Company also determined that, for approximately $10.3 million of existing contracts where payment had not been received, it was not probable that substantially all consideration would be collected. For these customer contracts, the Company continued to fail the Step 1 Criteria and, therefore, no revenue was recognized in 2019. Any collections during the three months ended March 31, 2020, as well as any future collections relating to these customer contracts, will be recorded as revenue at the time payment is received.
For all customer transactions concluded to meet the Step 1 Criteria, the Company then assessed the remaining criteria of ASC 606 to determine the proper timing of revenue recognition.
Under ASC 606, the Company recognizes revenue following the five-step model: (i) identify the contracts with a customer (the Step 1 Criteria); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As noted above, during the third quarter of 2019, the Company determined that they had met the Step 1 Criteria. The Company also determined that the performance obligation was met upon delivery of the product to the customer, or at the time the product is implanted for products on consignment, at which point the Company determined it will collect the consideration it is entitled to in exchange for the product transferred to the customer. As a result, the Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, generally upon shipment of the product to the customer. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance. The Company does have consignment agreements with several customers and distributors which allow the Company to better market its products by moving them closer to the end user. In these cases, the Company determined that it has fulfilled its performance obligation once control of the product has been delivered to the customer, which occurs simultaneously with the product being implanted.
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
Subsequent to the Transition, the Company continued to defer the cost of sales for certain arrangements for which all revenue recognition criteria have not been met. These amounts were recorded within other current assets on the consolidated balance sheet in the amount of $0.6 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively.
GPO Fees
The Company sells to Group Purchasing Organization (“GPO”) members who transact directly with the Company at GPO-agreed pricing. GPOs are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically 3% of sales made to the GPO members. The Company presents the administrative fees paid to GPOs as a reduction of revenues because the benefit received by the Company in exchange for the GPO fees is not sufficiently separable from the GPO member’s purchase of the Company’s products.
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
Leases
Effective January 1, 2019, the Company accounts for its leases under ASC 842, “Leases”. The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases were included in Right of use asset, Other current liabilities and Other liabilities, respectively, in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term used in the calculation includes options to extend or terminate the lease when the exercise of such options are reasonably certain. The Company uses the estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. See Note 6, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs as patents in progress until a patent is obtained. When a patent is issued, the costs are amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. If a patent is not obtained, costs are expensed. Patents are included in Intangible assets in the condensed consolidated balance sheet. The Company capitalized approximately $0.1 million and $0.2 million of patent costs during the first three months of 2020 and 2019, respectively.
Treasury Stock

The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a FIFO basis.
Recently Issued Accounting Standards Adopted by the Company
In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted the ASU effective January 1, 2019 using the additional (optional) approach, in accordance with ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Upon adoption, the Company recorded a right of use asset of $4.3 million and a right of use liability of $5.2 million. The right of use asset, in its entirety, is included in Right of use assets, net on the condensed consolidated balance sheet. Right of use liabilities are included in Other current liabilities to the extent that such liabilities are expected to be settled within one year and Other liabilities to the extent that such obligations are due more than one year from the balance sheet date. The difference between the right of use asset and liability relates to rent credits which existed as of January 1, 2019. There was no effect on opening retained earnings at adoption.
In adopting the new lease standard, the Company elected the permitted package of practical expedients permitted, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard. See Note 6 for additional information on leases.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),” to address certain income tax effects in Accumulated Other Comprehensive Income (“AOCI”) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods. The Company adopted this ASU on January 1, 2019, which did not have any impact on the Company’s results of operations or financial condition as there were no balances in AOCI that are tax effected.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The cumulative effect adjustment recorded on January 1, 2020 is not material. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures.
All other ASUs issued and not yet effective for the three months ended March 31, 2020, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Liquidity and Capital Resources
Net Working Capital
As of March 31, 2020, the Company had approximately $53.5 million of cash and cash equivalents.  The Company reported total current assets of approximately $115.9 million and current liabilities of approximately $63.7 million as of March 31, 2020.
Overall Liquidity and Capital Resources
The Company’s largest cash requirement for the three months ended March 31, 2020 was cash for general working capital needs and capital expenditures. The Company funded its cash requirements through its existing cash reserves, and the Term Loan that closed in June 2019. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next year from the date these financial statements were available to be issued.
Issuance of $100 Million of Series B Convertible Preferred Stock
On July 2, 2020, the Company issued $100 million of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
$75 Million Loan Facility with Hayfin
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services LLP, an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which funded on July 2, 2020 (the “Hayfin Loan Transaction”) and provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Hayfin Term Loan”) and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility. The Hayfin Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Hayfin Term Loan and the DD TL have no fixed amortization (i.e. interest only through the Maturity Date).
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
The Hayfin Loan Agreement also contains certain affirmative covenants that impose certain reporting and/or performance obligations on the Company and its subsidiaries, including (i) Maximum Total Net Leverage of 5.0x through December 31, 2020, stepping down to 4.5x through June 30, 2021, and to 4.0x thereafter until the Maturity Date; (ii) Cap on Cash Netting for the purposes of calculating Total Net Leverage set at $10,000,000; (iii) DD TL Incurrence Covenant of 3.5x Total Net leverage, tested prior to any drawings under the DD TL; and (iv) Minimum Liquidity of $10,000,000, an at-all-times covenant tested monthly.
Repayment and Termination of BT Loan Agreement
On July 2, 2020, the Company repaid the remaining $72.0 million of principal and accrued interest of $0.1 million under the loan agreement, dated as of June 10, 2019, by and among the Company, the subsidiaries of the Company as guarantors party thereto from time to time, the lenders party thereto from time to time, and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, as amended by that certain First Amendment thereto, dated as of April 22, 2020 (the “BT Loan Agreement”), and terminated the BT Loan Agreement. As a result of the early termination of the BT Loan Agreement, the Company also incurred a prepayment premium of $1.4 million, which it paid with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, as described above.
For more information regarding the Preferred Stock Transaction, the Hayfin Loan Transaction, and the repayment of the BT Term Loan (as defined below) refer to Item 9B of the 2019 Form 10-K.

4.	Inventory
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$330	$318
Work in process	3,913	4,299
Finished goods	5,587	5,206
Inventory, gross	9,830	9,823
Reserve for obsolescence	(583)	(719)
Inventory, net	$9,247	$9,104

5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$5,321	$5,321
Lab and clean room equipment	15,128	14,894
Furniture and office equipment	15,405	15,118
Construction in progress	1,463	972
Property and equipment, gross	37,317	36,305
Less accumulated depreciation	(25,484)	(23,977)
Property and equipment, net	$11,833	$12,328

Depreciation expense for the three months ended March 31, 2020 and 2019, was approximately $1.5 million and $1.7 million, respectively.

6.	Leases
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
Operating lease cost was $0.4 million for the three months ended March 31, 2020 and was recorded in Selling, general, and administrative expenses. Interest on lease obligations was $0.1 million for the three months ended March 31, 2019 and was recorded in Selling, general, and administrative expenses. Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million at March 31, 2020. The amortization of leased assets was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.

Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Assets
Right of use asset	$3,158	$3,397

Liabilities
Short term lease liability	$1,195	$1,168
Long term lease liability	$2,611	$2,919

Weighted-average remaining lease term (years)	2.8	3.1
Weighted-average discount rate	11.5%	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ended December 31,	Maturities
2020 (excluding the three months ended March 31, 2020)	$1,170
2021	1,528
2022	1,552
2023	195
2024	—
Thereafter	—
Total lease payments	4,445
Less: imputed interest	(639)
$3,806

7.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,234)	$180	$1,414	$(1,200)	$214
Patents and know how	9,108	(5,232)	3,876	9,099	(5,070)	4,029
Customer and supplier relationships	3,761	(2,485)	1,276	3,761	(2,417)	1,344
Non-compete agreements	120	(75)	45	120	(68)	52
Total amortized intangible assets	$14,403	$(9,026)	$5,377	$14,394	$(8,755)	$5,639

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,196		1,196	1,130		1,130
Total intangible assets	$16,607		$7,581	$16,532		$7,777

Amortization expense for the three months ended March 31, 2020 and 2019, was approximately $0.3 million and $0.2 million, respectively.

Expected future amortization of intangible assets as of March 31, 2020, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2020 (excluding the three months ended March 31, 2020)	$739
2021	978
2022	955
2023	955
2024	955
Thereafter	795
$5,377

8.	Accrued Expenses
Accrued expenses include the following (in thousands):

	March 31, 2020	December 31, 2019
Legal costs	$13,302	$12,202
Settlement costs	5,931	5,931
Pricing adjustment settlement with Veterans Affairs	6,894	6,894
Estimated returns	1,567	2,581
External commissions	1,328	1,722
Accrued clinical trials	566	1,076
Other	1,073	1,755
Total	$30,661	$32,161

9.	Long-Term Debt
On June 10, 2019, the Company entered into the BT Loan Agreement, pursuant to which the full amount was borrowed and funded (the “BT Term Loan”). The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch maintained a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
As of March 31, 2020, interest applicable to any borrowings under the BT Term Loan accrued at a rate equal to LIBOR plus a margin of 8.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed and an interest rate as of March 31, 2020 was 9.95%.
The BT Loan Agreement originally contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•	Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA, of not more than 3.0 to 1.0 as of the last day of the previous four consecutive fiscal quarters.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of less than $40.0 million as of the last business day of each fiscal month following the BT Term Loan closing date through and including the fiscal month ending May 31, 2020. For fiscal months beginning June 30, 2020, the Company was not permitted to have liquidity of less than $30.0 million. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio is less than 2.50 to 1.0 as of the last business day of any fiscal month, the Company’s liquidity was not permitted to be less than $20.0 million.

The BT Term Loan was amended on April 22, 2020 to, among other things, modify the financial covenants. See Note 15, “Subsequent Events,” of the consolidated financial statements.

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
The BT Loan Agreement also included events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the BT Loan Agreement could have been accelerated and/or the lenders’ commitments terminated.
The balances of the BT Term Loan were as follows (amounts in thousands):

	March 31, 2020		December 31, 2019
	Current portion	Long-term	Current portion	Long-term
Liability component - principal	$3,750	$68,438	$3,750	$69,375
Original issue discount	—	(1,723)	—	(1,890)
Deferred financing cost	—	(5,078)	—	(5,579)
Liability component - net carrying value	$3,750	$61,637	$3,750	$61,906

Interest expense related to the BT Term Loan, included in Interest income (expense), net in the consolidated statements of operations, was as follows (amounts in thousands):

For the Three Months Ended
March 31, 2020
Interest expense - stated interest rate	$1,840
Interest expense - amortization of original issue discount and costs	167
Interest expense - amortization of deferred financing costs	491
Total term loan interest expense	$2,498

The future principal payments for the Company’s BT Term Loan as of March 31, 2020 were as follows (in thousands):

Year ending December 31,	Principal
2020 (excluding the three months ended March 31, 2020)	$2,088
2021	3,750
2022	66,350
2023	—
2024	—
Thereafter	—
Total Long Term Debt	$72,188

As of March 31, 2020, the fair value of the Company’s BT Term Loan was $62.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs by calculating a discount rate based on the credit risk spread of debt instruments of a similar risk character in reference to U.S. Treasury instruments with identical securities, with an incremental risk premium for Company-specific risk factors. The remaining cash flows associated with the BT Term Loan were discounted to March 31, 2020 with this calculated discount rate to derive the fair value as of that date.
As described above in Note 3, “Liquidity and Capital Resources,” on July 2, 2020, a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction were used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement.
Additionally, on July 2, 2020, the Company borrowed an aggregate of $50 million pursuant to the Hayfin Loan Agreement, and obtained an additional committed but undrawn $25 million facility pursuant to the Hayfin Loan Agreement, as described above in Note 3, “Liquidity and Capital Resources.”

10.	Net Loss Per Share
Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands except share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,821)	$(13,273)
Denominator for basic earnings per share - weighted average shares	107,538,509	106,420,317
Effect of dilutive securities: Stock options, restricted stock, and warrants outstanding(a)	2,706,804	803,487
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	107,538,509	106,420,317
Loss per common share - basic	$(0.04)	$(0.12)
Loss per common share - diluted	$(0.04)	$(0.12)
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended March 31,
	2020	2019
Outstanding Stock Options	919,555	609,292
Performance Based Awards	17,402	—
Restricted Stock Awards	1,769,847	194,195
	2,706,804	803,487

11.	Income Taxes
The effective tax rates for the Company of 70.1% and 0.3% for the three months ended March 31, 2020 and March 31, 2019, respectively includes the impact of discrete items of approximately $11.4 million in 2020 and $0 in 2019. As of March 31, 2020, the projected annual effective tax rate for 2020 is (0.6)%. The discrete items recorded for the three months ended March 31, 2020 are primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which are expected to result in a federal tax refund of approximately $11.3 million and an income tax benefit of the same amount. No benefit had been recognized with respect to the net operating losses due to a valuation allowance previously recorded.

12.	Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$1,840	$1
Income taxes paid	6	46

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 6 “Leases,” the Company has commitments for meeting space. These leases expire over 3 to 3.5 years following March 31, 2020, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
Rent expense for the three months ended March 31, 2020 and 2019, was approximately $0.3 million and $0.4 million, respectively, and is allocated among cost of sales, research and development, and selling, general and administrative expenses.
Separation and Transition Services Agreement of Edward J. Borkowski
On November 18, 2019, the Company entered into a Separation and Transition Services Agreement (“Separation Agreement”) with Edward J. Borkowski, under which Mr. Borkowski resigned as Executive Vice President and Interim Chief Financial Officer of the Company, as well as from any and all officer, director or other positions that he held with the Company and its affiliates, effective November 15, 2019. Pursuant to the Separation Agreement, Mr. Borkowski agreed to perform the duties of the Interim Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and assist with the transition of his duties as described in the Separation Agreement from November 15, 2019 through the earlier of the first business day following the Company’s filing of its 2018 Form 10-K with the SEC or December 31, 2019 (the “Transition Period”). From the end of the Transition Period until March 31, 2020, Mr. Borkowski agreed to provide services as may be requested by the Company with respect to matters related to the 2018 Form 10-K and the 2019 Form 10-K. The Company has paid Mr. Borkowski the full amount of $4.0 million as of July 6, 2020.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's financial statements at March 31, 2020 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in the Company’s 2019 Form 10-K, which disclosure is incorporated herein by reference.
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
Investigations
United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) Investigation
The USAO-SDNY is conducting an investigation into, among other things, the Company’s recognition of revenue and practices with certain distributors and customers. The USAO-SDNY requested that the Company provide it with copies of all information the Company furnished to the SEC staff and made additional requests for information. The USAO-SDNY conducted interviews of various individuals, including employees and former employees of the Company. In November 2019, former executives Messrs. Petit and Taylor were indicted for securities fraud and conspiracy to commit securities fraud, to make false filings with the SEC, and to influence improperly the conduct of audits relating to alleged misconduct that resulted in inflated revenue figures for fiscal 2015. The Company is cooperating with the USAO-SDNY.
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
Former Employee Litigation
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
As of March 31, 2020, the Company has accrued approximately $12.8 million related to the legal proceedings discussed above. The Company has paid approximately $9.2 million to settle certain cases noted above.
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

14.	Product Revenue Detail
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). For purposes of the required disclosure under ASC 606-10-50-5, the Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. These groupings also do not meet the criteria under ASC 280-10-50-1 to qualify as separate operating segments. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2020 and 2019.

Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended March 31,
	2020	2019

Direct Customers	$59,896	$64,542
Distributors	1,840	2,013
Total	$61,736	$66,555

15.	Subsequent Events
Paycheck Protection Program (PPP) Loan
On April 24, 2020, the Company received a $10.0 million loan under the Paycheck Protection Program (“PPP”). On May 11, 2020 the Company repaid the PPP loan.
BT Loan Agreement Amendment
On April 22, 2020, the Company agreed to terms for an amendment to its BT Loan Agreement with Blue Torch. The amendment provided for an increase in the maximum Total Leverage Ratio (as defined in the BT Loan Agreement), which was a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity (as defined in the BT Loan Agreement) requirement from April 2020 through and including November 2020. Specifically, the maximum Total Leverage Ratio increased from 3.0 to 1 to 5.0 to 1 through December 31, 2020. The minimum Liquidity requirement was reduced from $40 million to $20 million for April and May 2020, and from $30 million to $20 million for June through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
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
Issuance of $100 Million of Series B Convertible Preferred Stock
On July 2, 2020, the Company issued $100 million of Series B Convertible Preferred Stock to an affiliate of EW Healthcare Partners and to certain affiliates of Hayfin Capital Management LLP pursuant to that certain Securities Purchase Agreement, as described above in Note 3, “Liquidity and Capital Resources.”
$75 Million Loan Facility with Hayfin
On July 2, 2020, the Company borrowed an aggregate of $50 million pursuant to the Hayfin Loan Agreement, and obtained an additional committed but undrawn $25 million facility pursuant to the Hayfin Loan Agreement, as described above in Note 3, “Liquidity and Capital Resources.”
Repayment and Termination of BT Loan Agreement
On July 2, 2020, the Company repaid the remaining principal of $72.0 million, accrued interest of $0.1 million, and prepayment penalty of $1.4 million under the BT Loan Agreement with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, and terminated the BT Loan Agreement, each as described above in Note 3, “Liquidity and Capital Resources.”

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

Important Cautionary Statement
We caution the reader that actual results may differ materially from our expectations. Among the factors that could cause actual results to differ are: variances from our expectations or assumptions; changes in reimbursement policy from public and private insurers and health systems; the loss of a Group Purchasing Organization or Integrated Delivery Network; changes in purchasing behavior by government accounts; the loss of independent sales agents or distributors; the removal of any of our products from the market as a result of regulatory actions; the success of our marketing efforts; the fact that obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies; rapid technological change could cause our products to become obsolete and, if we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively; our ability to transition our manufacturing facilities into compliance with cGMP, advance our IND applications, complete our clinical trials and pursue BLAs for certain of our micronized products; the fact that our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly, and our failure to comply could result in adverse effects on our business, results of operations and financial condition; the fact that litigation and other matters relating to and arising out of the Investigation, including the accounting review of our previously issued consolidated financial statements and the audits of fiscal years 2018, 2017 and 2016, have been time consuming and expensive, and may result in additional expense; and the fact that our variable rate indebtedness under the Hayfin Term Loan (as defined below) subjects us to interest rate risk, which could result in higher expense in the event of increases in interest rates and adversely affect our business, financial condition, and results of operations.

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
COVID-19 began to affect our operations during the three months ended March 31, 2020.
Sourcing and Manufacturing
We source the raw materials for our product from donors in hospitals. We have a large, geographically-diverse network of donor hospitals. We experienced interruptions to our access to some hospitals in some geographic areas beginning in the second half of March 2020. However, we have been successful in mitigating this disruption to our supply by adding additional donor hospitals, using third-party providers of donated placentas, and increasing efforts at hospitals that did not impose access limits. Additionally, in anticipation of expected disruptions, we ran manufacturing at levels greater than demand and have been successful in building our inventory of safety stock.
We process donated tissue in a sterile environment. However, the manufacturing space is a confined area where an affected employee might spread the virus to other employees despite the use of personal protective equipment required for this environment. We monitor our employees’ temperatures prior to entering our facilities and to date only two manufacturing employees and one sales representative have tested positive for the virus, each of whom was isolated from our workforce. Additionally, we required our non-manufacturing employees including our executives to work from home from March 13, 2020 until June 1, 2020, and we have continued to allow most employees flexibility in their work arrangements as a result of the pandemic. To date, and due to significant mitigation efforts, COVID-19 has had only a modest impact on our ability to source and manufacture our products.
Sales and Marketing
Our ability to sell our product has been hampered by the pandemic. Our sales force is spread across the country. In many areas, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of 2020 and continuing into April. By mid-May, access to hospitals and healthcare providers by our sales force had been mostly restored, and we began to see significant numbers of patients’ return to hospitals and other healthcare providers, including for elective procedures. However, as of early July 2020, additional restrictions have been put in place in some areas of the country that again limit or postpone elective surgical procedures, and in particular, in areas of the country that contribute a larger portion of our sales. Future sales will depend on patients’ willingness to visit healthcare providers for care, and our sales force’s access to healthc are providers. Also, the severity of the COVID-19 pandemic has been uneven across the country, and future waves of the outbreak of COVID-19 may have a greater impact on us than did the first wave depending on where infection rates are highest. We are not able to estimate COVID-19’s future effect on patient behavior and consequently future demand for our products. The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of COVID-19 or the outbreak of other health epidemics could harm our business, results of operations, and financial condition. in the 2019 Form 10-K.
Selling and General Administrative Expenses
In response to these challenges, our management team initiated several actions. Most discretionary expenses such as travel were cancelled. We negotiated additional discounts with vendors. Merit salary increases scheduled for the second quarter of 2020 were deferred until the fourth quarter of 2020. Beginning on April 5, 2020, we reduced employees’ salaries, including those of senior executives, on a sliding scale with larger reductions applied to larger salaries. We intend for these reductions to last up to six months, and estimate that the combination of these efforts has saved the Company approximately $9.0 million through June 30, 2020. This has allowed us to reduce our expense base and reduce cash outlays, although we expect our margins to be temporarily reduced until sales return to normal levels. Nevertheless, at the end of the first quarter of 2020 and continuing into April, we saw a reduction in the amount of cash generated by the business. At May 31, 2020, our cash balance was $27.4 million, net of minimum balance covenants set forth in our Loan Agreement, dated as of June 10, 2019, by and among the Company, the subsidiaries of the Company as guarantors party thereto from time to time, the lenders party thereto from time to time, and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, as amended by that certain First Amendment thereto, dated as of April 22, 2020 (the “BT Loan Agreement”).
Liquidity and Capital Resources
On April 22, 2020, we executed the First Amendment (the “Amendment”) to the BT Loan Agreement with Blue Torch. The Amendment provided for an increase in the maximum Total Leverage Ratio (as defined in the BT Loan Agreement), which is a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity (as defined in the BT Loan Agreement) requirement from April 2020 through and including November 2020. Specifically, the maximum Total Leverage Ratio increased from 3 to 1 to 5 to 1 through December 31, 2020. The minimum Liquidity requirement was reduced from $40.0 million to $20.0 million for April and May 2020, and from $30.0 million to $20.0 million for June through November 2020. In connection with the Amendment, we agreed to pay a one-time fee (the “Amendment Fee”) of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
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

Recent Developments
Appointment of New Officers
On March 19, 2020, we announced that our Board of Directors appointed Peter M. Carlson as Chief Financial Officer of the Company, effective March 18, 2020. He succeeded Edward J. Borkowski, who served as Executive Vice President and Interim Chief Financial Officer from June 6, 2018 through November 15, 2019 and as acting Chief Financial Officer from November 18, 2019 through March 17, 2020.
On May 5, 2020, we announced that we had appointed William L. Phelan as Senior Vice President and Chief Accounting Officer of the Company, effective May 1, 2020.
BT Loan Agreement Amendment
On April 22, 2020, as described above, the BT Loan Agreement was amended to provide for an increase in the maximum Total Leverage Ratio and a reduction in the minimum Liquidity covenant. In connection with the amendment, we agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
Financing Transactions
On July 2, 2020, the Company issued $100 million of its Series B Convertible Preferred Stock, par value $.001 per share, (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP, pursuant to the Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”). Also on July 2, 2020, the Company borrowed an aggregate of $50 million and obtained an additional committed but undrawn $25 million facility pursuant to the Loan Agreement with, among others, Hayfin Services LLP, an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which funded on July 2, 2020 (the “Hayfin Loan Transaction”) and that provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Hayfin Term Loan”) and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility. The Company used a portion of the proceeds of the Preferred Stock Transaction and the Hayfin Loan Transaction to repay the outstanding principal balance of $72.0 million, accrued interest and fees of $0.1 million, and prepayment penalty of $1.4 million under the BT Loan Agreement. The Company also terminated the BT Loan Agreement. For further information regarding the Preferred Stock Transaction, the Hayfin Loan Transaction and the termination of the BT Loan Agreement, see Note 3, “Liquidity and Capital Resources” in this Form 10-Q and Item 9B in the 2019 Form 10-K.
Results of Operations Comparison of the Three Months Ended March 31, 2020, to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Net Sales	$61,736	$66,555	$(4,819)	(7.2)%
Gross profit	51,711	59,137	(7,426)	(12.6)%
Selling, general and administrative	46,942	50,862	(3,920)	(7.7)%
Investigation, restatement and related	15,592	18,107	(2,515)	(13.9)%
Research and development	2,650	2,902	(252)	(8.7)%
Amortization of intangible assets	271	233	38	16.3%
Impairment of intangible assets	—	446	(446)	(100.0)%
Interest (expense) income, net	(2,387)	211	(2,598)	(1,231.3)%
Other income (expense), net	6	(29)	35	(120.7)%
Income tax provision expense	11,304	(42)	11,346	(27,014.3)%
Net loss	$(4,821)	$(13,273)	$8,452	63.7%

Net Sales
Net sales for the quarter ended March 31, 2020 were $61.7 million, primarily recognized on an “as-shipped” basis, a 7.2% decrease over the quarter ended March 31, 2019 revenue of $66.6 million, recognized on a “cash-receipts” basis. See Note 2, “Significant Accounting Policies,” for more information on our revenue recognition methodologies. This decrease is due to lower shipment levels in the last half of March 2020, reflecting the impact of the COVID-19 global pandemic. This effect is further discussed below.
Gross Profit Margin
Gross profit margin in the first quarter of 2020 was 84% as compared to 89% in the first quarter of 2019. The gross profit margin decrease reflects the cost of higher quality standards of cGMP and investments in our Biologic License Application (“BLA”) programs in the first quarter of 2020 compared to the first quarter of 2019.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the first quarter of 2020 decreased approximately $3.9 million, or 7.7%, to $46.9 million compared to $50.9 million for the first quarter of 2019. The decrease was primarily related to a reduction in legal fees related to normal course of business matters, and a decrease in discretionary expenses as the Company implemented safety and costs-containment measures to mitigate the impact to the business from COVID-19. This was partially offset by an increase in severance expense related to the sales organizational realignment in January 2020.
Investigation, Restatement, and Related Expenses
Investigation, restatement and related expense for the first quarter of 2020 decreased approximately $2.5 million, or 13.9%, to $15.6 million compared to $18.1 million for the first quarter of 2019. The decrease was primarily related to a reduction in investigation and litigation costs, as the Audit Committee Investigation concluded in May 2019.
Research and Development Expenses
Our research and development expenses decreased approximately $0.3 million, or 8.7%, to $2.7 million in the first quarter of 2020, compared to approximately $2.9 million in the first quarter of 2019. The decrease is primarily due to year-over-year decreases in clinical trial activities as well as decreased patient visit activity brought upon by the COVID-19 pandemic.
Amortization of Intangible Assets
Amortization expense related to intangible assets remained flat for the first quarter of 2020 compared to the first quarter of 2019.
Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million was due to the impairment of certain customer relationship intangible assets in the three months ended March 31, 2019 related to the divestiture of Stability in 2017.
Interest (Expense) Income, Net
Interest (expense) income, net increased approximately $2.6 million or 1,231.3%, to $(2.4) million in the first quarter of 2020, compared to $0.2 million for the first quarter of 2019. This increase was due to the interest on the loan under the BT Loan Agreement (the “BT Term Loan”).
Other Income (Expense), Net
Other income (expense), net remained relatively flat for the first quarter of 2020 compared to the first quarter of 2019.
Income Tax Provision (Expense) Benefit
The effective tax rates for the Company were 70.1% and (0.3)% for the three months ended March 31, 2020 and March 31, 2019, respectively. The change in the effective tax rate was primarily due to the impact of the federal net operating loss carrybacks permitted under the CARES Act resulting in a significant income tax benefit during the first quarter of 2020.

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
As of March 31, 2020, the Company had approximately $53.5 million of cash and cash equivalents. The Company reported total current assets of approximately $115.9 million and total current liabilities of approximately $63.7 million at March 31, 2020, which represents a current ratio of 1.8 as of March 31, 2020.
We have funded our cash requirements, including for our operating activities and for the Investigation and Restatement, through existing cash reserves and from operating activities and the term loans described below. In addition, on July 2, 2020, we issued $100 million of our Series B Preferred Stock to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement for an aggregate purchase price of $100,000,000.
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
We anticipate cash requirements related to the following items within one year from the date of the filing of this Form 10-Q:

•	lawsuits or potential settlements for which we are not able to estimate a loss;

•	private securities lawsuits, for which we are currently not able to estimate a loss and for which it is unclear whether we would be indemnified under various insurance policies; and

•	investments and other expenditures required in order to bring the Company’s facilities into compliance with cGMP.
Following the Preferred Stock Transaction, the Hayfin Loan Transaction, and the repayment and termination of the BT Loan Agreement, as discussed below and in Note 3, “Liquidity and Capital Resources,” we analyzed our ability to address the aforementioned commitments and potential liabilities while remaining compliant with the financial covenants set forth in the Hayfin Loan Agreement for the 12 months extending from the date of the filing of this Form 10-Q. Based on this analysis, and in combination with existing cash on hand, we expect to meet all obligations as they come due without violating the financial covenants set forth by the Hayfin Loan Agreement, as discussed below.
BT Term Loan
On June 10, 2019, we entered into the BT Loan Agreement to borrow funds with a face value of $75.0 million, the full amount of which was borrowed and funded. The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. On April 22, 2020, the BT Loan Agreement was amended to provide for an increase in the maximum Total Leverage Ratio and a reduction in the minimum Liquidity covenant. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%. See Note 9, “Long-Term Debt,” for more information regarding the terms of the BT Term Loan and the amendment thereto.
Hayfin Term Loan; Preferred Stock Transaction; Termination of BT Term Loan
On July 2, 2020, the Company issued $100 million of Series B Preferred Stock to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP, pursuant to the Securities Purchase Agreement, for an aggregate purchase price of $100 million. Also on July 2, 2020, the Company borrowed an aggregate of $50 million and obtained an additional committed but undrawn $25 million facility pursuant to the Hayfin Loan Agreement. The Company used a portion of the proceeds of the Preferred Stock Transaction and the Hayfin Loan Transaction to repay the outstanding principal balance of $72.0 million, accrued interest and fees of $0.1 million, and prepayment penalty of $1.4 million under the BT Loan Agreement. The Company also terminated the BT Loan Agreement. For further information regarding the Preferred Stock Transaction, the Hayfin Loan Transaction (including certain terms of the Hayfin Loan Agreement) and the termination of the BT Loan Agreement, see Note 3, “Liquidity and Capital Resources.”
Share Repurchases
During the three months ended March 31, 2020, the Company repurchased 205,091 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, the Company did not repurchase any shares of its common stock during the three months ended March 31, 2020.
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
Contingencies
See Note 13 to our Condensed Consolidated Financial Statements in Part I, Item 1 herein.
Contractual Obligations
For the three months ended March 31, 2020 there were no significant changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Discussion of Cash Flows
Net cash used in operations during the three months ended March 31, 2020 decreased approximately $3.0 million to approximately $12.3 million, compared to $15.3 million from operating activities for the three months ended March 31, 2019, primarily attributable to decreases in selling, general and administrative expenses between periods.
Net cash used in investing activities during the three months ended March 31, 2020 increased to approximately $1.1 million, compared to approximately $0.4 million for 2019. Cash used in investing activities for the three months ended March 31, 2020 included equipment purchases of $1.0 million compared to $0.6 million for the three months ended March 31, 2019.
Net cash used in financing activities during the three months ended March 31, 2020 increased approximately $1.2 million to $2.2 million compared to $1.0 million of cash used during the three months ended March 31, 2019. Cash used in financing activities during the three months ended March 31, 2020 included approximately $0.9 million of BT Term Loan payments and an increase in stock repurchases for tax withholdings of $0.5 million partially offset by proceeds from the exercise of stock options of $0.3 million.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate Adjusted EBITDA may not be identical to the manner in which other companies calculate adjusted EBITDA. We use these Non-GAAP measures as aids in monitoring our on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net income (loss) excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income) and (iv) income tax provision.
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

Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income), (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) the effect of the change in revenue recognition on net income, (vii) impairment of intangible assets, and (viii) share-based compensation.
A reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(4,821)	$(13,273)

Non-GAAP Adjustments:
Depreciation expense	1,506	1,695
Amortization of intangible assets	271	233
Interest expense (income), net	2,387	(211)
Income tax provision (benefit) expense	(11,304)	42
EBITDA	(11,961)	(11,514)

Additional Non-GAAP Adjustments:
Costs incurred in connection with Audit Committee Investigation and Restatement	15,592	18,107
Effect of change in revenue recognition	(3,866)	—
Impairment of intangible assets	—	1,258
Share-based compensation	3,349	3,014
Adjusted EBITDA	3,114	10,865
Critical Accounting Policies
In preparing financial statements, we follow GAAP, which requires us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the 2019 Form 10-K.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the condensed consolidated financial statements contained herein.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements contained herein.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at March 31, 2020, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow for timely decisions regarding required disclosure.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2019 Form 10-K.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting” below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal controls over financial reporting from the COVID-19 pandemic despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are regularly monitoring and assessing the impact of COVID-19 and the related remote working situation on our internal controls to minimize the impact on the design and operating effectiveness of internal controls.
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of our 2019 Form 10-K, we identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" ) as of December 31, 2019. Prior to December 31, 2019, we designed and implemented new controls specific to our information and technology system to remediate identified material weaknesses, specifically, management performed a comprehensive review of permissions and profiles within each information technology (“IT”) application that is significant to the Company's financial reporting objectives, and subsequently reconfigured profiles with appropriate permissions to better align with job responsibilities and enforce segregation of duties. Once user profiles and their associated permissions were reconfigured, management employed procedures to ensure the continued appropriateness of all applicable system and network access. This objective was achieved through the performance of periodic user access reviews and the enhancement of procedures related to the granting and removing of system and network access. Due to the timing of the design and implementation of these controls during the fourth quarter of 2019, however, there was insufficient time to consistently execute against their design as of December 31, 2019. During the first quarter of 2020, we executed the newly designed controls specific to the IT system. We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately and are operating effectively, and whether the material weakness has been remediated. We expect that our remediation efforts will continue for all identified material weaknesses through 2020 as described in our remediation plan and status in Item 9A, “Controls and Procedures” of our 2019 Form 10-K, with the goal to fully remediate the material weaknesses during 2020.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in 2020 or future periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our material pending legal proceedings, see the disclosure in Note 13, “Contractual Commitments and Contingencies - Litigation and Regulatory Matters” of this Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors discussed in Part I, Item 1A., “Risk Factors” of the Company’s 2019 Form 10-K. These factors could materially and adversely affect the Company’s business, financial condition, and results of operations, and should be carefully considered. However, these are not the only risks facing the Company. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, also may adversely affect the Company’s business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Stock Repurchases:
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2020:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate dollar value of shares that may yet be purchased under plans or programs
Total amount remaining December 31, 2019				$—

January 1 - January 31, 2020	5,340	$7.56	—	$—

February 1 - February 28, 2020	199,193	$7.50	—	$—

March 1 - March 31, 2020	558	$6.55	—	$—

Total for the quarter	205,091	$7.50	—
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

3.2	Articles of Amendment to the Articles of Incorporation effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018).
3.3	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
3.4#	Articles of Amendment to the Articles of Incorporation of MiMedx Group, Inc., effective July 1, 2020.
10.2*
First Amendment, dated as of April 22, 2020, to Loan Agreement, dated June 10, 2019, by and between MiMedx Group, Inc., the other guarantors party thereto, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2020).

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