Form 10-Q
period 2020-06-30
MIMEDX GROUP, INC.
filed 2020-08-04
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission File Number 001-35887
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 West Oak Commons Ct NE Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)
(770) 651-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

There were 110,291,863 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 28, 2020.

As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
These statements should be read in conjunction with the Company’s previously-filed Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on July 6, 2020.
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

•	expectations regarding future revenue growth and future research and development expenses;

•	expectations regarding changes in accounting judgments;

•	the outcome of pending litigation and investigations;

•	ongoing and future effects arising from the COVID-19 pandemic and the Company’s plans to adhere to governmental recommendations with respect thereto;

•	demographic and market trends; and

•	our plans to remediate the identified material weaknesses in our internal control environment and to strengthen our internal control environment.

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
Unless required by law, the Company does not intend, and undertakes no obligation, to update or publicly release any revision to any forward-looking statements, whether as a result of the receipt of new information, the occurrence of subsequent events, a change in circumstances or otherwise. Each forward-looking statement contained in this Form 10-Q is specifically qualified in its entirety by the aforementioned factors. Readers are advised to carefully read this Form 10-Q in conjunction with the important disclaimers set forth above prior to reaching any conclusions or making any investment decisions and not to place undue reliance on forward-looking statements, which apply only as of the date of the filing of this Form 10-Q with the SEC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$48,189	$69,069
Accounts receivable, net	30,097	32,327
Inventory, net	10,565	9,104
Prepaid expenses	2,850	6,669
Income tax receivable	10,700	18
Other current assets	5,191	6,058
Total current assets	107,592	123,245
Property and equipment, net	10,820	12,328
Right of use asset	2,911	3,397
Goodwill	19,976	19,976
Intangible assets, net	7,386	7,777
Other assets	2,227	443
Total assets	$150,912	$167,166
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,946	$8,710
Accrued compensation	20,784	21,302
Accrued expenses	25,768	32,161
Current portion of long term debt	3,750	3,750
Other current liabilities	1,415	1,399
Total current liabilities	63,663	67,322
Long term debt, net	61,472	61,906
Other liabilities	2,917	3,540
Total liabilities	$128,052	$132,768
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 issued and 0 outstanding at June 30, 2020 and 0 issued and 0 outstanding at December 31, 2019	$—	$—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 110,291,404 outstanding at June 30, 2020 and 112,703,926 issued and 110,818,649 outstanding at December 31, 2019	113	113
Additional paid-in capital	151,625	147,231
Treasury stock at cost; 2,412,522 shares at June 30, 2020 and 1,885,277 shares at December 31, 2019	(13,451)	(10,806)
Accumulated deficit	(115,427)	(102,140)
Total stockholders' equity	22,860	34,398
Total liabilities and stockholders' equity	$150,912	$167,166
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$53,647	$67,437	$115,383	$133,992
Cost of sales	8,198	9,749	18,223	17,167
Gross profit	45,449	57,688	97,160	116,825

Operating expenses:
Selling, general and administrative	37,329	50,641	84,270	101,503
Investigation, restatement and related	11,446	21,025	27,038	39,132
Research and development	2,259	2,828	4,910	5,730
Amortization of intangible assets	271	267	542	500
Impairment of intangible assets	—	—	—	446
Operating loss	(5,856)	(17,073)	(19,600)	(30,486)

Other (expense) income, net
Interest expense, net	(2,574)	(269)	(4,961)	(58)
Other (expense) income, net	(9)	174	(3)	145

Loss before income tax provision	(8,439)	(17,168)	(24,564)	(30,399)
Income tax provision (expense) benefit	(27)	(42)	11,277	(84)

Net loss	$(8,466)	$(17,210)	$(13,287)	$(30,483)

Net loss per common share - basic	$(0.08)	$(0.16)	$(0.12)	$(0.29)

Net loss per common share - diluted	$(0.08)	$(0.16)	$(0.12)	$(0.29)

Weighted average shares outstanding - basic	108,119,461	106,942,429	108,081,625	106,885,893

Weighted average shares outstanding - diluted	108,119,461	106,942,429	108,081,625	106,885,893
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	112,703,926	$113	$149,765	2,163,066	$(12,578)	$(106,961)	$30,339
Share-based compensation expense	—	—	1,866	—	—	—	1,866
Exercise of stock options	—	—	(444)	(50,000)	444	—	—
Restricted stock cancellation/forfeited	—	—	378	42,613	(378)	—	—
Shares repurchased for tax withholding	—	—	60	256,843	(939)	—	(879)
Net loss	—	—	—			(8,466)	(8,466)
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2019	112,703,926	$113	$166,296	3,832,013	$(38,224)	$(89,833)	$38,352
Share-based compensation expense	—	—	3,499	—	—	—	3,499
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(32,715)	(2,601,930)	32,715	—	—
Restricted stock cancellation/forfeited	—	—	561	50,572	(561)	—	—
Shares repurchased for tax withholding	—	—		24,379	(65)	—	(65)
Net loss	—	—	—	—	—	(17,210)	(17,210)
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Share-based compensation expense	—	—	3,781	—	—	—	3,781
Exercise of stock options	—	—	(1,658)	(220,300)	1,956	—	298
Restricted stock cancellation/forfeited	—	—	2,124	285,611	(2,124)	—	—
Shares repurchased for tax withholding	—	—	147	461,934	(2,477)	—	(2,330)
Net loss	—	—	—	—	—	(13,287)	(13,287)
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	6,513	—	—	—	6,513
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(35,740)	(2,853,235)	35,740	—	—
Restricted stock cancellation/forfeited	—	—	2,124	191,953	(2,124)	—	—
Shares repurchased for tax withholding	—	—	—	361,053	(1,109)	—	(1,109)
Net loss	—	—	—	—	—	(30,483)	(30,483)
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,287)	$(30,483)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	7,783	6,513
Depreciation	2,928	3,340
Amortization of intangible assets	542	500
Amortization of deferred financing costs	1,441	116
Bad debt expense	234	—
Non-cash lease expenses	486	492
Reserve for inventory obsolescence	(217)	500
Loss on fixed asset disposal	1	313
Impairment of intangible assets	—	1,258
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,996	—
Inventory	(1,243)	534
Prepaid expenses	3,819	4,125
Income tax receivable	(10,682)	(80)
Other current assets	821	(1,527)
Accounts payable	3,236	(4,072)
Accrued compensation	(518)	(3,814)
Accrued expenses	(12,109)	10,975
Other liabilities	(609)	(1,820)
Net cash flows used in operating activities	(15,378)	(13,130)

Cash flows from investing activities:
Purchases of equipment	(1,421)	(899)
Principal payments from note receivable	—	389
Patent application costs	(151)	(253)
Net cash flows used in investing activities	(1,572)	(763)

Cash flows from financing activities:
Proceeds from term loan	10,000	72,750
Repayment of term loan	(11,875)	—
Deferred financing cost	(23)	(6,045)
Stock repurchased for tax withholdings on vesting of restricted stock	(2,330)	(1,109)
Proceeds from exercise of stock options	298	108
Net cash flows (used in) provided by financing activities	(3,930)	65,704

Net change in cash	(20,880)	51,811

Cash and cash equivalents, beginning of period	69,069	45,118
Cash and cash equivalents, end of period	$48,189	$96,929
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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
MiMedx is the leading supplier of human placental allografts, which are human tissues that are transplanted from one person (a donor) to another person (a recipient). The Company operates in one business segment, Regenerative Biomaterials, which includes the design, manufacture, and marketing of products and tissue processing services for the wound care, burn, surgical, orthopedic, spine, sports medicine, ophthalmic and dental sectors of healthcare. Its biomaterial platform technologies include AmnioFix®, EpiFix®, EpiCord®, AmnioCord® and AmnioFill® brands. AmnioFix and EpiFix are tissue allografts derived from amnion and chorion layers of human placental membrane; EpiCord and AmnioCord are tissue allografts derived from umbilical cord tissue. AmnioFill is a placental connective tissue matrix, derived from the placental disc and other placental tissue.
The Company’s business model is focused primarily on the United States of America but the Company is exploring potential future international expansion opportunities.
Effect of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic (the “Pandemic” or “COVID-19 Pandemic”).The COVID-19 Pandemic and associated governmental and societal responses have affected the Company’s business, results of operations and financial condition. The continuation or additional waves of the outbreak of COVID-19 or the outbreak of other health epidemics could harm the Company’s operations and increase the Company’s costs and expenses in numerous ways. The ultimate impact of the COVID-19 Pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of delays or impacts on the business, clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the COVID-19 Pandemic or other health epidemics could continue to have an adverse impact on the Company’s business, results of operations and financial condition.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer portion of certain payroll taxes, loans, and grants to certain businesses, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act, the Company expects a federal tax refund of approximately $11.3 million and has recognized as an income tax benefit of the same amount. The income tax benefit was recognized due to the release of a previously-recorded valuation allowance.

2.	Significant Accounting Policies
Please see Note 3 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the Securities and Exchange Commission (“SEC”) on July 6, 2020 (the “2019 Form 10-K”) for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2020 and 2019, are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2019, was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2019 Form 10-K.
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

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
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
The Company’s allowance for doubtful accounts was $0.2 million and $0 as of June 30, 2020 and December 31, 2019, respectively.
Notes Receivable
Notes receivable represent formal payment agreements with customers which generally arise in situations where amounts shipped and billed have aged significantly as well as the promissory note issued by Stability Biologics, LLC (“Stability’’) as part of the divestiture of Stability in 2017. The promissory note from Stability was paid in full in the three months ended September 30, 2019. The Company’s notes receivable are included in other current and long-term assets in the unaudited condensed consolidated balance sheets and were valued taking into consideration cost of the market participant inputs, market conditions, liquidity, operating results and other qualitative factors.
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
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). During the six months ended June 30, 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
As a result, the Company’s application of the applicable revenue recognition guidance varies for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. Additionally, the Company changed its pattern of revenue recognition effective October 1, 2019. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.
Three and Six Months Ended June 30, 2019
The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The Company’s inability to fulfill these criteria (the “Step 1 Criteria”) was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, the Company concluded that it did not meet the Step 1 Criteria upon shipment of the product. Subsequent to the shipment of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in the unaudited condensed consolidated balance sheet.
Transition and the Six Months Ended June 30, 2020
Beginning October 1, 2019, for all new customer arrangements, the Company determined adequate measures were in place to understand the terms of its contracts with customers. As such, beginning October 1, 2019, the Company concluded that the criteria under ASC 606 would be met prior to shipment of product to the customer or implantation of the products on consignment. For all customer transactions concluded to meet the Step 1 Criteria, the Company then assessed the remaining criteria of ASC 606 to determine the proper timing of revenue recognition.
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
As of June 30, 2020, upon reassessment, the Company concluded that the Step 1 Criteria continued not to be met with respect to the Remaining Contracts due to the same circumstances described above. The amount of sales related to these Remaining Contracts which have not been recognized as of June 30, 2020 was $2.8 million. This amount is not recognized on the unaudited condensed consolidated balance sheet as of June 30, 2020.
In addition, the Company continued to defer the cost of sales for the Remaining Contracts for which revenue recognition criteria have not been met. These amounts were recorded within other current assets on the condensed consolidated balance sheet in the amount of $0.4 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

A rollforward of this activity from December 31, 2019 to June 30, 2020, along with the deferred cost of sales associated with such unrecognized sales, is presented in the following table (amounts in thousands):

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts as of December 31, 2019	$9,006	$1,261
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Cash collected during the six months ended June 30, 2020 related to the Remaining Contracts	(6,201)	(868)
Amounts as of June 30, 2020	$2,805	$393
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
Leases
The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases which were included in Right of use asset, Other current liabilities and Other liabilities, respectively.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term used in the calculation includes options to extend or terminate the lease when the exercise of such options are reasonably certain. The

Company uses its estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. See Note 6, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $0.2 million and $0.3 million of patent costs during the first six months of 2020 and 2019, respectively.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a FIFO basis.
Recently Issued and Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Updated (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The cumulative effect adjustment recorded on January 1, 2020 is not material. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures.
All other ASUs issued and not yet effective for the six months ended June 30, 2020, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Liquidity and Capital Resources
Working Capital
As of June 30, 2020, the Company had $48.2 million of cash and cash equivalents.  The Company reported total current assets of $107.6 million and current liabilities of $63.7 million as of June 30, 2020, yielding working capital of $43.9 million as of June 30, 2020.
Overall Liquidity and Capital Resources
The Company’s largest cash requirement for the six months ended June 30, 2020 was cash for general working capital needs. In addition, the Company’s other cash requirements included capital expenditures and investigation and restatement expenses. The Company funded its cash requirements through its existing cash reserves, and the BT Term Loan (as defined below) that closed in June 2019. The Company believes that its anticipated cash from operating and financing activities and existing cash and cash equivalents will enable the Company to meet its operational liquidity needs and fund its planned investing activities for the next 12 months from the date of the issuance of these condensed consolidated financial statements.

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
The Series B Preferred Stock pays a 4.0% cumulative dividend per annum (the “Discounted Dividend Rate”) prior to the quarterly dividend payment ending on June 30, 2021, and a 6.0% cumulative dividend per annum (the “Perpetual Dividend Rate”) thereafter.
$75 million Loan Facility with Hayfin
On July 2, 2020, the Company executed a Loan Agreement with, among others, Hayfin Services LLP, an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which funded on July 2, 2020 (the “Hayfin Loan Transaction”) and provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Hayfin Term Loan”) and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility that is available for drawdown until June 30, 2021. The Hayfin Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Hayfin Term Loan and the DD TL have no fixed amortization (i.e., they are interest only through the Maturity Date).
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
The Hayfin Loan Agreement also contains certain affirmative covenants that impose certain reporting and/or performance obligations on the Company and its subsidiaries, including (i) Maximum Total Net Leverage of 5.0x through December 31, 2020, stepping down to 4.5x through June 30, 2021, and to 4.0x thereafter until the Maturity Date; (ii) Cap on Cash Netting for the purposes of calculating Total Net Leverage set at $10,000,000; (iii) a limit of 3.5x Total Net Leverage, tested prior to any draw downs under the DD TL; and (iv) Minimum Liquidity of $10,000,000, tested monthly (with each of Maximum Total Net Leverage, Cap on Cash Netting and Minimum Liquidity defined in the Hayfin Loan Agreement).
Repayment and Termination of BT Loan Agreement
On July 2, 2020, the Company repaid the remaining $72.0 million of principal and accrued interest and fees of $0.1 million under the loan agreement, dated as of June 10, 2019, by and among the Company, the subsidiaries of the Company as guarantors party thereto from time to time, the lenders party thereto from time to time, and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, as amended by that certain First Amendment thereto, dated as of April 22, 2020 (the “BT Loan Agreement”), and terminated the BT Loan Agreement. As a result of the early termination of the BT Loan Agreement, the Company also incurred a prepayment premium of $1.4 million, which it paid with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, as described above.
For more information regarding the Preferred Stock Transaction, the Hayfin Loan Transaction, and the repayment of the BT Term Loan refer to Item 9B of the 2019 Form 10-K.

4.	Inventory
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$417	$318
Work in process	3,716	4,299
Finished goods	6,934	5,206
Inventory, gross	11,067	9,823
Reserve for obsolescence	(502)	(719)
Inventory, net	$10,565	$9,104

5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$5,689	$5,321
Laboratory and clean room equipment	15,379	14,894
Furniture and equipment	15,335	15,118
Construction in progress	1,150	972
Property and equipment, gross	37,553	36,305
Less accumulated depreciation	(26,733)	(23,977)
Property and equipment, net	$10,820	$12,328

Depreciation expense for the six months ended June 30, 2020 and 2019, was $2.9 million and $3.3 million, respectively, and $1.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. These costs are allocated among cost of sales, research and development and selling, general and administrative expenses.

6.	Leases

The Company has operating leases primarily for corporate offices, vehicles, and certain equipment. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company determines if an arrangement is or contains a lease at inception.

The Company does not have any leases classified as financing leases.
Operating lease cost for the three and six months ended June 30, 2020 and 2019 was $0.3 million and $0.7 million, and $0.4 million and $0.8 million, respectively, and was recorded in Selling, general, and administrative expenses. Interest on lease obligations for the three and six months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, and $0.1 million and $0.3 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2020 and 2019 was $0.4 million and $0.8 million, and $0.4 million and $0.9 million, respectively. The amortization of leased assets for the three and six months ended June 30, 2020 and 2019 was $0.2 million and $0.5 million, respectively.

Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Assets
Right of use asset	$2,911	$3,397

Liabilities
Short term lease liability	$1,220	$1,168
Long term lease liability	2,295	2,919

Weighted-average remaining lease term (years)	2.6	3.1
Weighted-average discount rate	11.5%	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2020 (excluding the six months ended June 30, 2020)	$776
2021	1,528
2022	1,552
2023	196
2024	—
Thereafter	—
Total lease payments	4,052
Less: imputed interest	(537)
Total lease liability	$3,515

7.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,267)	$147	$1,414	$(1,200)	$214
Patents and know how	9,226	(5,395)	3,831	9,099	(5,070)	4,029
Customer and supplier relationships	3,761	(2,552)	1,209	3,761	(2,417)	1,344
Non-compete agreements	120	(83)	37	120	(68)	52
Total amortized intangible assets	$14,521	$(9,297)	$5,224	$14,394	$(8,755)	$5,639

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,154		1,154	1,130		1,130
Total intangible assets	$16,683		$7,386	$16,532		$7,777

Amortization expense for the three and six months ended June 30, 2020 and 2019, was $0.3 million and $0.5 million, respectively. Patents and patents in process related write-downs due to abandonment for the three and six months ended June 30, 2019 was $0.0 million and $0.8 million, respectively. These write-down were recorded as a component of Selling, general and administrative expense. The Company incurred impairment losses related to customer relationships which were determined to be unrecoverable of $0.0 million and $0.5 million for the three and six months ended June 30, 2019, respectively. There were no impairments or write-downs due to abandonments during the three or six months ended June 30, 2020.

Expected future amortization of intangible assets as of June 30, 2020, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2020 (excluding the six months ended June 30, 2020)	$544
2021	1,023
2022	921
2023	921
2024	921
Thereafter	894
$5,224

8.	Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Legal costs	$15,067	$12,202
Settlement costs	5,784	5,931
Pricing adjustment settlement with Veterans Affairs	—	6,894
Estimated returns	1,431	2,581
External commissions	1,635	1,722
Accrued clinical trials	647	1,076
Other	1,204	1,755
Total	$25,768	$32,161

9.	Long Term Debt

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
As of June 30, 2020, interest applicable to any borrowings under the BT Term Loan accrued at a rate equal to LIBOR plus a margin of 9.00% per annum. The BT Term Loan had an interest rate equal to 10.46% at the time the BT Loan Agreement was executed and an interest rate of 10.50% as of June 30, 2020.
The BT Loan Agreement, as amended, contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•
Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA of the previous four fiscal quarters, as calculated as of June 30, 2020, September 30, 2020 and December 31, 2020 of not more than 5.0 to 1.0. For all subsequent quarters, the Maximum Total Leverage Ratio of not more than 3.0 to 1.0 as of the last day of the quarter.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of not less than $20.0 million as of the last business day of each fiscal month from April through November 2020. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio is less than 2.50 to 1.0 as of the last business day of any fiscal month, the Company’s liquidity could not be less than $20.0 million.

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
The balances of the BT Term Loan were as follows (amounts in thousands):

	June 30, 2020		December 31, 2019
	Current portion	Long-term	Current portion	Long-term
Liability component - principal	$3,750	$68,222	$3,750	$69,375
Original issue discount	—	(1,540)	—	(1,890)
Amendment fee	—	(671)	—	—
Deferred financing cost	—	(4,539)	—	(5,579)
Liability component - net carrying value	$3,750	$61,472	$3,750	$61,906

Interest expense related to the BT Term Loan, included in Interest (expense) income, net in the condensed consolidated statements of operations was as follows (amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest on principal balance	$1,891	$393	$3,731	$393
Accretion of original issue discount	183	31	350	31
Accretion of amendment fee	51	—	51	—
Amortization of deferred financing costs	542	85	1,040	85
Total term loan interest expense	$2,667	$509	$5,172	$509

The future principal payments for the BT Term Loan as of June 30, 2020 are as follows (in thousands):

Year ending December 31,	Principal
2020 (excluding the six months ended June 30, 2020)	$1,875
2021	3,750
2022	66,347
2023	—
2024	—
Thereafter	—
Total Long Term Debt	$71,972

As of June 30, 2020, the fair value of the Company’s BT Term Loan was $69.2 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs by calculating a discount rate based on the credit risk spread of debt instruments of a similar risk character in reference to U.S. Treasury instruments with identical securities, with an incremental risk premium for Company-specific risk factors. The remaining cash flows associated with the BT Term Loan were discounted to June 30, 2020 with this calculated discount rate to derive the fair value as of that date.
On July 2, 2020, a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction was used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement. As of June 30, 2020, the Company was in compliance with all covenants under the Hayfin Term Loan.
Paycheck Protection Program Loan
The Company applied for and on April 24, 2020 received proceeds $10 million in the form of a loan under the Paycheck Protection Program (the “PPP Loan”).
On May 11, 2020, the Company repaid the PPP Loan in full. There are no continuing obligations under the PPP Loan as of June 30, 2020.

10.	Net Loss Per Common Share
Basic net loss per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted-average number of common and dilutive common equivalent shares from stock options, restricted stock and warrants using the treasury stock method. For all periods presented with a net loss, the shares underlying the common share options, warrants and restricted stock have been excluded from the calculation because their effect would have been anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,466)	$(17,210)	$(13,287)	$(30,483)
Denominator for basic earnings per share - weighted average shares	108,119,461	106,942,429	108,081,625	106,885,893
Effect of dilutive securities: Stock options and restricted stock outstanding(a)	1,635,618	1,611,959	2,117,833	1,203,886
Denominator for diluted earnings per share - weighted average shares adjusted for dilutive securities	108,119,461	106,942,429	108,081,625	106,885,893
Loss per common share - basic	$(0.08)	$(0.16)	$(0.12)	$(0.29)
Loss per common share - diluted	$(0.08)	$(0.16)	$(0.12)	$(0.29)
(a) Securities outstanding that are included in the computation above, utilizing the treasury stock method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding Stock Options	562,513	878,134	714,600	792,760
Performance Based Awards	28,626	—	16,559	—
Restricted Stock Awards	1,044,479	733,825	1,386,674	411,126
	1,635,618	1,611,959	2,117,833	1,203,886

11.	Income taxes

The effective tax rates for the Company were (0.3)% and (0.2)% for the three months ended June 30, 2020 and June 30, 2019, respectively.

The effective tax rates for the Company were 45.9% and (0.3)% for the six months ended June 30, 2020 and June 30, 2019, respectively. These effective tax rates include the impact of discrete items of $11.4 million in 2020 and $0 in 2019. The discrete items recorded for the six months ended June 30, 2020 are primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which are expected to result in a federal tax refund of $11.3 million and an income tax benefit of the same amount. No benefit had been recognized with respect to the net operating losses due to a previously-recorded valuation allowance.

12.	Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities

Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$3,731	$394
Income taxes paid	13	308
Non-cash activities:
Deferred financing costs	1,715	—
Amendment fee on BT Term Loan	722	—

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 6 “Leases,” the Company has commitments for meeting space. These leases expire over 3 to 3.5 years following June 30, 2020, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.

Rent expense for both the six months ended June 30, 2020 and 2019 was $0.7 million, and $0.4 million for both the three months ended June 30, 2020 and 2019, respectively, and is allocated among cost of sales, research and development and selling, general and administrative expenses.

Separation and Transition Services Agreement of Edward J. Borkowski
On November 18, 2019, the Company entered into a Separation and Transition Services Agreement (“Separation Agreement”) with Edward J. Borkowski, under which Mr. Borkowski resigned as Executive Vice President and Interim Chief Financial Officer of the Company, as well as from any and all officer, director or other positions that he held with the Company and its affiliates, effective November 15, 2019. Pursuant to the Separation Agreement, Mr. Borkowski agreed to perform the duties of the Interim Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and assist with the transition of his duties as described in the Separation Agreement from November 15, 2019 through the earlier of the first business day following the Company’s filing of its 2018 Form 10-K with the SEC or December 31, 2019 (the “Transition Period”). From the end of the Transition Period until March 31, 2020, Mr. Borkowski agreed to provide services as may be requested by the Company with respect to matters related to the 2018 Form 10-K and the 2019 Form 10-K. As of June 30, 2020, the Company has paid Mr. Borkowski the full $4.0 million owed under the Separation Agreement. Of this amount, $2.3 million was paid during the six months ended June 30, 2020.

Litigation and Regulatory Matters

In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated financial statements as of June 30, 2020 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims which either are not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in the 2019 Form 10-K.

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
Investigations
United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) Investigation
The USAO-SDNY conducted an investigation into, among other things, the Company’s recognition of revenue and practices with certain distributors and customers. The USAO-SDNY requested that the Company provide it with copies of all information the Company furnished to the SEC and made additional requests for information. The USAO-SDNY conducted interviews of various individuals, including employees and former employees of the Company. The USAO-SDNY issued indictments in November 2019 against former executives Messrs. Petit and Taylor for securities fraud and conspiracy to commit securities fraud, to make false filings with the SEC, and to influence improperly the conduct of audits relating to alleged misconduct that resulted in inflated revenue figures for fiscal 2015. The Company is cooperating with the USAO-SDNY.
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
On January 20, 2017, two former employees of the Company, filed a qui tam False Claims Act complaint in the United States District Court for the District of Minnesota (Kruchoski et. al. v. MiMedx Group, Inc.). An amended complaint was filed on January 27, 2017. The operative complaint alleges that the Company failed to provide truthful, complete and accurate information about the pricing offered to commercial customers in connection with the Company’s Federal Supply Schedule contract. On May 7, 2019, the Department of Justice (“DOJ”) declined to intervene, and the case was unsealed. In April 2020, without admitting the allegations, the Company agreed to pay $6.5 million to the DOJ to resolve this matter. This amount was paid during the three and six months ended June 30, 2020. Accordingly, there is no liability outstanding with respect to this matter as of June 30, 2020.
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
As of June 30, 2020, the Company has accrued $5.8 million related to the legal proceedings discussed above. The Company paid $7.0 million in connection with legal settlements during the six months ended June 30, 2020.
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

MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). For purposes of the required disclosure under ASC 606-10-50-5, the Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. These groupings also do not meet the criteria under ASC 280-10-50-1 to qualify as separate operating segments. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the six months ended June 30, 2020 and 2019.

Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Direct Customers	$52,755	$65,208	$112,651	$129,750
Distributors	892	2,229	2,732	4,242
Total	$53,647	$67,437	$115,383	$133,992

15.	Subsequent Events

Refer to Note 3, Liquidity and Capital Resources, for discussion surrounding the Preferred Stock Transaction, the Hayfin Term Loan, the Repayment of the BT Term Loan, and the Termination of the BT Term Loan Agreement, all of which occurred subsequent to June 30, 2020.

As of June 30, 2020, the Company had incurred $1.7 million of financing costs associated with the Preferred Stock Transaction and the Hayfin Loan Agreement. This amount is included in Other assets on the consolidated balance sheet as of June 30, 2020. Of this amount, less than $0.1 million had been paid as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Cautionary Statement
We caution the reader that actual results may differ materially from our expectations. Among the factors that could cause actual results to differ are: variances from our expectations or assumptions; changes in reimbursement policy from public and private insurers and health systems; the loss of a GPO or Integrated Delivery Network (“IDN”); changes in purchasing behavior by government accounts; the loss of independent sales agents or distributors; the removal of any of our products from the market as a result of regulatory actions; the success of our marketing efforts; the fact that obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies; rapid technological change could cause our products to become obsolete and, if we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively; our ability to transition our manufacturing facilities into compliance with current cGMPs, advance our Investigational New Drug (“IND”) applications, complete our clinical trials and pursue BLAs for certain of our micronized products; the fact that our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly, and our failure to comply could result in adverse effects on our business, results of operations and financial condition; the fact that litigation and other matters relating to and arising out of the investigation of the Audit Committee of our Board of Directors into matters relating to allegations regarding certain sales and distribution practices at the Company and certain other matters (the “Investigation” or the “Audit Committee Investigation”), including the accounting review of our previously issued consolidated financial statements and the audits of fiscal years 2018, 2017 and 2016, have been time consuming and expensive, and may result in additional expense; and the fact that our variable rate indebtedness under the Hayfin Term Loan (as defined below) subjects us to interest rate risk, which could result in higher expense in the event of increases in interest rates and adversely affect our business, financial condition, and results of operations.

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
Trends in Our Business
Results of our business have declined due to internal and external factors, including continued efforts to resolve areas of business impacted by the Company’s former management.
The fallout from the actions of the Company’s former management caused negative publicity and media attention, impacting our ability to retain existing customers, expand current sales, identify new customers and retain talented employees. Legal and restatement costs incurred to rectify and litigate the actions of former management were significant and prevented us from making more meaningful investments in our core business. Finally, beginning in March 2020, our operations were impacted by the COVID-19 Pandemic, which has created novel challenges to our turnaround efforts.

Demographic shifts are creating opportunities in the wound care space
The advanced wound care category is expected to continue growing due to certain demographic trends, including an aging population, increasing incidence of obesity and diabetes, and the associated higher susceptibility to non-healing chronic wounds. Furthermore, the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. We expect that these shifts will benefit our business. With treatment delays associated with the ongoing COVID-19 Pandemic, wounds have not improved and still require treatment, potentially for larger wounds that have not healed.
As we look for ways to achieve long-term competitive advantages, we plan to continue to invest in research & development
We plan to continue efforts to advance the underlying placental science and more rigorously establish the clinical and economic value of our products. We believe a strong scientific foundation will shape future regulatory and coverage policy change, and inform the potential of our core portfolio and musculoskeletal pipeline to address other areas of significant unmet need. This should also differentiate the value of our products. We remain focused on advancing our BLA programs and are therefore aligning customer input, industry expertise, and additional resourcing toward gaining FDA approval for micronized dehydrated human amnion/chorion membrane (“dHACM”) to treat musculoskeletal degeneration across multiple indications. In addition, we expect to incur additional costs to achieve compliance with advanced regulatory standards, including the filing of two additional INDs for AmnioFill and EpiFix Micronized.
Expected Impact of COVID-19 Pandemic
Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity. As of the end of the first half of 2020, significant uncertainty exists surrounding the efficacy of these measures to mitigate the spread of the novel coronavirus, in addition to uncertainty surrounding timing, efficacy and availability of a vaccine. The evolution of the outbreak, combined with these uncertainties, could result in the imposition of similar or greater restrictions for indefinite periods of time.
COVID-19 began to affect our operations during the three months ended March 31, 2020.
Sourcing and Manufacturing
We source placental raw materials for our products from donated c-section births in hospitals. We have a large, geographically-diverse network of donor hospitals. We experienced interruptions for a portion of our hospitals in specific geographic areas beginning in the second half of March 2020. However, we have been successful in mitigating this disruption to our supply by adding additional donor hospitals, using third-party providers of donated placentas (where necessary and in accordance with MiMedx quality standards), and increasing efforts at hospitals that did not impose access limits. Additionally, in anticipation of expected disruptions, we ran manufacturing at levels greater than demand and have been successful in building our inventory of safety stock.
We process donated tissue using aseptic techniques in a controlled environment area. However, the manufacturing space is a confined space with areas that do not require controlled environment and in which an infected employee may spread the virus to other employees despite the use of personal protective equipment required for all areas at MiMedx. We monitor our employees’ temperatures prior to entering our facilities. As of the date of the filing of this Form 10-Q, we have had ten employees test positive for COVID-19, each of whom were excluded from our customers and the remaining workforce. Additionally, we required our non-manufacturing employees, including our executives, to work from home from March 13, 2020 until June 1, 2020 and again from July 12 until mid-September, 2020, and we have continued to allow most employees flexibility in their work arrangements as a result of the COVID-19 Pandemic. In addition, the Company is monitoring the guidance and updates provided by federal, state and local public-health sources that set policy, and will continue adhering to state and local recommendations, as well as Centers for Disease Control and Prevention (“CDC”) guidance.
As of the date of the filing of this Form 10-Q, and due to significant mitigation efforts, the Pandemic and governmental and societal responses to the Pandemic have had only a modest impact on our ability to source and manufacture our products.
Sales and Marketing
Our ability to sell our products has been hampered by the pandemic. Our sales force is spread across the country. In many areas, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of 2020 and continuing into April. By mid-May, access restrictions to hospitals and offices of healthcare providers had eased for our sales force, and significant numbers of patients began to return for treatment, including for elective procedures.
We remind the reader that we changed our method of recognizing revenue between 2019 and 2020. See Note 2, Significant Accounting Policies.
On an “as-shipped” basis, net sales in April 2020 and May 2020 were down significantly compared to April 2019 and May 2019, respectively, while net sales in June 2020 were in line with net sales in June 2019.
Beginning in early July 2020, additional restrictions that again limit or postpone elective surgical procedures have been put in place in some areas of the country and, in particular, in areas of the country that contribute a larger portion of our sales. Future sales will depend on patients’ willingness to visit healthcare providers for care, and our sales force’s access to healthcare providers. Also, the severity of the COVID-19 Pandemic has been uneven across the country, and future waves of the outbreak of COVID-19 may have a greater impact than did the first wave depending on where infection rates are highest. We are not able to estimate COVID-19’s future effect on patient behavior and consequently future demand or the ability of providers to pay for our products. See Item 1A, Risk Factors, in our 2019 Form 10-K: “The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of COVID-19 or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.”
Selling and General Administrative Expenses
In response to these challenges, our management team initiated several actions. Most discretionary expenses were eliminated or postponed, including non-essential travel and new hires, with the exception of new hires in areas critical to the business. We negotiated additional discounts with vendors. Merit salary increases scheduled for the second quarter of 2020 were deferred. Beginning on April 5, 2020, we reduced employees’ salaries, including those of senior executives, on a sliding scale with larger reductions applied to larger salaries. The salary reductions ended June 28, 2020. We estimate that the combination of these efforts has saved the Company approximately $9.0 million through June 30, 2020. This has allowed us to reduce our expense base and reduce cash outlays, although we expect our margins to be temporarily reduced until sales return to normal levels.
Liquidity and Capital Resources
Refer to discussion in the Liquidity and Capital Resources section below.
Reserves and Financial Estimates
We do not expect that there will be significant changes in judgments in determining the fair value of other assets measured in accordance with U.S. GAAP. As a result of the Pandemic, we do not expect to incur any material impairments (e.g., with respect to goodwill, intangible assets, long-lived assets, right of use assets, investment securities), increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements.
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

Results of Operations Comparison for the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$53,647	$67,437	$(13,790)	(20.4)%	$115,383	$133,992	$(18,609)	(13.9)%
Cost of sales	8,198	9,749	(1,551)	(15.9)%	18,223	17,167	1,056	6.2%
Gross profit	45,449	57,688	(12,239)	(21.2)%	97,160	116,825	(19,665)	(16.8)%
Selling, general and administrative	37,329	50,641	(13,312)	(26.3)%	84,270	101,503	(17,233)	(17.0)%
Investigation, restatement and related	11,446	21,025	(9,579)	(45.6)%	27,038	39,132	(12,094)	(30.9)%
Research and development	2,259	2,828	(569)	(20.1)%	4,910	5,730	(820)	(14.3)%
Amortization of intangible assets	271	267	4	1.5%	542	500	42	8.4%
Impairment of intangible assets	—	—	—	—%	—	446	(446)	(100.0)%
Interest expense, net	(2,574)	(269)	(2,305)	856.9%	(4,961)	(58)	(4,903)	8,453.4%
Other (expense) income, net	(9)	174	(183)	(105.2)%	(3)	145	(148)	(102.1)%
Income tax provision (expense) benefit	(27)	(42)	15	(35.7)%	11,277	(84)	11,361	(13,525.0)%
Net loss	$(8,466)	$(17,210)	8,744	(50.8)%	$(13,287)	$(30,483)	$17,196	(56.4)%
Net Sales
We recorded revenue for the three months ended June 30, 2020 of $53.6 million, primarily recognized on an “as-shipped” basis, a $13.8 million, or 20.4%, decrease compared to the three months ended June 30, 2019, in which we recognized revenue of $67.4 million, recognized on a “cash-receipts” basis. Included in the three months ended June 30, 2020 is $1.7 million of cash collected related to the Remaining Contracts from the transition in our revenue recognition methodology, as discussed in Note 2, “Significant Accounting Policies.” The decrease in net sales, excluding the impact of the cash collected on Remaining Contracts, primarily resulted from the COVID-19 Pandemic as discussed above in the section “Expected Impact of COVID-19 Pandemic.” Additionally, due to access restrictions imposed across the country, our direct sales staff were limited in their ability to retain or generate new business. The restrictions affected all product lines, and materially impacted products across multiple sites of service, including hospital out-patient, hospital in-patient and physician office applications.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2020 and 2019 was $8.2 million and $9.7 million, respectively. The decrease in cost of sales was primarily due to fewer units sold.
Gross profit margin for the three months ended June 30, 2020 was 84.7% as compared to 85.5% for the three months ended June 30, 2019.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $13.3 million, or 26.3%, to $37.3 million compared to $50.6 million for the three months ended June 30, 2019. The decrease in selling, general and administrative expenses was driven, in part, by a temporary decrease in salaries, bonuses, and other expenses to mitigate the impact of the COVID-19 Pandemic. The total effect of such measures was a decrease of $4.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Lower commissions also contributed to the decrease. In addition, we saw year-over-year decreases of $4.9 million in legal, consulting, and accounting expenses incurred not covered in Investigation, restatement and related expense. In addition, travel restrictions caused a reduction in travel-related expenses.

Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the three months ended June 30, 2020 decreased approximately $9.6 million, or 45.6%, to $11.4 million compared to $21.0 million for the three months ended June 30, 2019. The decrease in such expenses were primarily the result of $5.0 million in insurance payments received related to litigation involving the Company, its directors and officers during the three months ended June 30, 2020. The remaining decrease was primarily driven by reductions in investigation and litigation costs as the Audit Committee’s investigation concluded in May 2019.

Research and Development Expenses
Our research and development expenses decreased approximately $0.6 million, or 20.1%, to $2.3 million for the three months ended June 30, 2020, compared to approximately $2.8 million for the three months ended June 30, 2019. The decrease is primarily related to year-over-year decreases in clinical trial activities driven by a decrease in patient activity brought upon by the COVID-19 Pandemic.
While expenses are down compared to the prior year, we expect these costs to increase over time as we invest in additional clinical and scientific research supportive of future growth objectives (i.e. INDs, clinical efficacy and economic data, internal product development, and pre-clinical research).
Amortization of Intangible Assets
Amortization expense related to intangible assets was relatively flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Interest Expense, Net
Interest expense, net was $2.6 million for the three months ended June 30, 2020 compared to $0.3 million for the three months ended June 30, 2019. The activity was driven by interest expense associated with our BT Term Loan. Because the BT Term Loan was executed on June 10, 2019, the Company only incurred interest for a portion of the second quarter of 2019, compared to the second quarter of 2020, during which the loan was outstanding for the entire period.
Other (Expense) Income, Net
Other (expense) income, net, was income of $0.2 million for the three months ended June 30, 2019. This was primarily driven by a patent infringement settlement received from a customer.
Income Tax Provision (Expense) Benefit
The effective tax rate for the Company was (0.3)% and (0.2)% for the three months ended June 30, 2020 and 2019, respectively. There were no specific discrete items which drove activity in either period. Net operating losses and other deferred tax effects for each period were offset, in full, by valuation allowances.

Results of Operations Comparison for the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Net Sales
We recorded revenue for the six months ended June 30, 2020 of $115.4 million, primarily recognized on an “as-shipped” basis, a $18.6 million, or 13.9%, decrease over the six months ended June 30, 2019 revenue of $134.0 million, recognized on a “cash-receipts” basis. Included in the six months ended June 30, 2020, is $6.2 million of cash collected related to Remaining Contracts from the transition in our revenue recognition methodology, as discussed in Note 2, “Significant Accounting Policies.” The decrease, excluding the impact of the cash collected on Remaining Contracts, primarily resulted from the COVID-19 Pandemic as discussed in the above section “Expected Impact of COVID-19 Pandemic.” Additionally, due to access restrictions imposed across the country, our direct sales staff were limited in their ability to retain or generate new business. The restrictions affected all product lines, and materially impacted products across multiple sites of service, including hospital out-patient, hospital in-patient and physician office applications.
Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2020 was $18.2 million, an increase of $1.1 million, or 6.2%, compared to $17.2 million for the six months ended June 30, 2019. The increase in cost of sales was due to the cost of higher quality standards of cGMP, higher operational scrap, lower yield, and negative impact from mix.
Gross profit margin for the six months ended June 30, 2020 were 84.2% as compared to 87.2% for the six months ended June 30, 2019.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2020 decreased approximately $17.2 million, or 17.0%, to $84.3 million compared to $101.5 million for the six months ended June 30, 2019. The decrease in selling, general and administrative expenses was driven, in part, by a decrease in legal, consulting, and accounting expenses incurred which were not included in Investigation, restatement and related expense, which decreased $9.0 million, year-over-year. This was further aided by temporary decreases in salaries, bonuses and other cost-containment measures implemented to mitigate the impact of the

COVID-19 Pandemic. The total effect of such measures, year-over-year, was approximately $4.0 million. Lower commissions also contributed to the decrease. In addition, travel restrictions caused a reduction in travel expenses.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the six months ended June 30, 2020 decreased approximately $12.1 million, or 30.9%, to $27.0 million compared to $39.1 million for the six months ended June 30, 2019. The decrease in such expenses were primarily the result of $5.0 million in insurance payments received related to litigation involving the Company, its directors and officers during the six months ended June 30, 2020. The remaining decrease was primarily driven by reductions in investigation and litigation costs as the Audit Committee’s investigation concluded in May 2019.
Research and Development Expenses
Our research and development expenses decreased approximately $0.8 million, or 14.3%, to $4.9 million for the six months ended June 30, 2020, compared to approximately $5.7 million for the six months ended June 30, 2019. The decrease primarily related to year-over-year decreases in clinical trial activities driven by a decrease in patient access to treatment brought upon by the COVID-19 Pandemic.
While expenses are down compared to the prior year, we do expect these costs to increase over time as we invest in additional clinical and scientific research supportive of future growth objectives (i.e. INDs, clinical efficacy and economic data, internal product development, and pre-clinical research).
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively flat between six months ended June 30, 2020 and six months ended June 30, 2019.
Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million during the six months ended June 30, 2019 was due to the impairment of certain customer relationship intangible assets related to Stability. Stability was divested during 2017.
Interest Expense, Net
Interest expense, net was $5.0 million for the six months ended June 30, 2020 compared to $0.1 million for the six months ended June 30, 2019. The activity was driven by interest expense associated with our BT Term Loan executed on June 10, 2019.
Other (Expense) Income, Net
Other income, net was income of $0.1 million for the six months ended June 30, 2019 because of a patent infringement settlement received from a customer. Activity for the six months ended June 30, 2020 was immaterial.
Income Tax Provision (Expense) Benefit
The effective tax rate for the Company was 45.9% and (0.3)% for the six months ended June 30, 2020 and 2019, respectively. The difference in effective tax rates was driven by a change in tax rules surrounding net operating loss carrybacks under the CARES Act, which resulted in a $11.3 million income tax benefit in 2020.

Liquidity and Capital Resources
Our business requires capital for its operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
On July 2, 2020, we completed a capital raise through the Preferred Stock Transaction and the Hayfin Term Loan (as defined below). The proceeds from these transactions will be used to implement our strategic priorities, including for capital investments, steps to achieve cGMP compliance, advancement of our IND applications, pursuit of BLAs for certain of our micronized products, and settlements of certain legal matters.

As of June 30, 2020, the Company had approximately $48.2 million of cash and cash equivalents. The Company reported total current assets of approximately $107.6 million and total current liabilities of approximately $63.7 million at June 30, 2020, which represents a current ratio of 1.7 as of June 30, 2020.

Our Common Stock was suspended from trading on The Nasdaq Capital Market effective November 8, 2018 and subsequently was delisted from trading on The Nasdaq Capital Market in March 2019. As a result, we are significantly limited in our ability to access the capital markets to raise debt or equity capital. For more information, see Item 1A, Risk Factors, in our 2019 Form 10-K - Our Common Stock might not be relisted, or once relisted, it might not remain listed” and “-Our Common Stock has been delisted from The Nasdaq Capital Market, which may negatively impact the trading price of our Common Stock and the levels of liquidity available to our shareholders.”

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

The BT Loan Agreement, as amended, contained financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•
Maximum Total Leverage Ratio, defined as funded debt divided by consolidated adjusted EBITDA of the previous four fiscal quarters, as calculated as of June 30, 2020, September 30, 2020 and December 31, 2020 of not more than 5.0 to 1.0. For all subsequent quarters, the Maximum Total Leverage Ratio of not more than 3.0 to 1.0 as of the last day of the quarter.

•
Minimum Liquidity, defined as unrestricted cash and cash equivalents, of no less than $20.0 million as of the last business day of each fiscal month from April through November 2020. Beginning with the fiscal month ending December 31, 2020, if the total leverage ratio was less than 2.50 to 1.0 as of the last business day of any fiscal month, the company’s required Minimum Liquidity would have been $20.0 million

On April 22, 2020, we amended the BT Loan Agreement to provide for an increase in the maximum Total Leverage Ratio, which is a quarterly test, from a Total Leverage Ratio of 3.00 to 1.00 to a new Total Leverage Ratio of 5.00 to 1.00 for the quarterly periods ending on June 30, 2020, September 30, 2020, and December 31, 2020, and also to provide for a reduction in the minimum Liquidity covenant, which is a monthly requirement, from $40 million to $20 million for April and May 2020 and from $30 million to $20 million for June through November 2020. In connection with the amendment, we agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.

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
On July 2, 2020, we issued $100 million of our Series B Preferred Stock to an affiliate of EW Healthcare Partners and certain funds managed by Hayfin Capital Management LLP pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and to certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020, for an aggregate purchase price of $100 million.
On July 2, 2020, we executed a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP, which was funded on July 2, 2020 and that provided us with a senior secured term loan in an aggregate amount of $50 million and an additional $25 million delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility that is available for drawdown until June 30, 2021. The Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Term Loan and the DD TL have no fixed amortization (i.e. interest only through the Maturity Date).

On July 2, 2020, we repaid the remaining principal of $72.0 million, and accrued interest and fees of $0.1 million under the BT Loan Agreement. As a result of the early termination of the BT Loan Agreement, we incurred a prepayment premium of $1.4 million. We paid the remaining principal, the related prepayment premium, and the accrued interest with a portion of the proceeds from the Preferred Stock Transaction and the Hayfin Loan Transaction, as described above.

We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities for the 12 months from the date of this Form 10-Q.
Share Repurchases
During the three months ended June 30, 2020, we repurchased 256,843 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, we did not repurchase any shares of our common stock for the three months ended June 30, 2020. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contingencies
See Note 13 to our condensed consolidated financial statements in Part I, Item 1 herein.

Contractual Obligations

For the six months ended June 30, 2020, there were no significant changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Discussion of Cash Flows
Net cash used in operations during the six months ended June 30, 2020 increased approximately $2.2 million to approximately $15.4 million, compared to $13.1 million for the six months ended June 30, 2019. The increase in cash used was primarily related to legal settlement payouts, severance payouts to former executives, and interest payments on our BT Term Loan. These effects were partially offset by improvements in operating income, driven primarily by reductions in expenses related to the Audit Committee Investigation and related Restatement.
Net cash used in investing activities during the six months ended June 30, 2020 increased approximately $0.8 million to $1.6 million, compared to approximately $0.8 million for the six months ended June 30, 2019. This change was driven by capital expenditures, which increased $0.5 million, period-over-period. Additionally, we received $0.4 million on our note receivable from Stability for the six months ended June 30, 2019. This note was paid off during 2019 and, as such, we did not have any receipts of principal on our notes receivable from Stability during the six months ended June 30, 2020. This effect was partially offset by period-over-period changes in cash paid for patent application costs.
Net cash flows from financing activities during the six months ended June 30, 2020 was $3.9 million of cash used compared to $65.7 million of cash provided during the six months ended June 30, 2019. Cash provided by financing activities during the six months ended June 30, 2019 included approximately $66.7 million of proceeds from our BT Term Loan, net of deferred financing costs and original issue discount. The remaining variance was driven by $1.9 million of payments on the BT Term Loan during the six months ended June 30, 2020 of as well as a $1.2 million in period-over-period increase in stock repurchases for tax withholding.

Non-GAAP Financial Measures

In addition to our GAAP results, we provide certain Non-GAAP metrics including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate EBITDA or Adjusted EBITDA may not be identical to the manner in which other companies calculate EBITDA or Adjusted EBITDA. Company management uses these Non-GAAP measurements as aids in monitoring our on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.

EBITDA and Adjusted EBITDA

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
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) the effect of the change in revenue recognition on net loss, (vii) impairment of intangibles and (viii) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of nuance to the Company’s profitability; indicating our ability to convert our sales in to sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(8,466)	$(17,210)	$(13,287)	$(30,483)
Net margin	(15.8)%	(25.5)%	(11.5)%	(22.7)%
Non-GAAP Adjustments:
Depreciation expense	1,422	1,645	2,928	3,340
Amortization of intangible assets	271	267	542	500
Interest expense, net	2,574	269	4,961	58
Income tax provision expense (benefit), net	27	42	(11,277)	84
EBITDA	(4,172)	(14,987)	(16,133)	(26,501)
EBITDA margin	(7.8)%	(22.2)%	(14.0)%	(19.8)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	11,446	21,025	27,038	39,132
Effect of change in revenue recognition	(1,467)	—	(5,333)	—
Impairment of intangible assets	—	—	—	1,258
Share-based compensation	4,434	3,499	7,783	6,513
Adjusted EBITDA	$10,241	$9,537	$13,355	$20,402
Adjusted EBITDA Margin	19.1%	14.1%	11.6%	15.2%

Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect its financial position and results of operations. Management continually reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in the our 2019 Form 10-K.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the Condensed Consolidated Financial Statements contained herein.

Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements contained herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Based on our lack of market risk sensitive instruments outstanding at June 30, 2020, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2019 Form 10-K.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2020 were not effective, and notwithstanding the identified material weaknesses in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management's belief is based on a number of factors, including the remediation actions described below.

Changes in Internal Control over Financial Reporting

Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting” below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 and the related remote working situation on our internal controls to minimize the impact on the design and operating effectiveness of internal controls.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

As discussed in Item 9A, "Controls and Procedures" of our 2019 10-K, we identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" ) as of December 31, 2019. Prior to December 31, 2019, we designed and implemented new controls specific to our information and technology system to remediate identified material weaknesses, specifically, management performed a comprehensive review of permissions and profiles within each information technology (“IT”) application that is significant to the Company's financial reporting objectives, and subsequently reconfigured profiles with appropriate permissions to better align with job responsibilities and enforce segregation of duties. Once user profiles and their associated permissions were reconfigured, management employed procedures to ensure the continued appropriateness of all applicable system and network access. This objective was achieved through the performance of periodic user access reviews and the enhancement of procedures related to the granting and removing of system and network access. Due to the timing of the design and implementation of these controls during the fourth quarter of 2019, however, there was insufficient time to consistently execute against their design as of December 31, 2019. During the first two quarters of 2020, we executed the newly designed controls specific to the IT system. We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately and are operating effectively, and whether the material weakness has been remediated. We expect that our remediation efforts will continue for all identified material weaknesses through 2020 as described in our remediation plan and status in Item 9A, “Controls and Procedures” of our 2019 10-K, with the goal to fully remediate the material weakness during 2020.

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
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K.

The risks and uncertainties described below and in our 2019 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of the pandemic or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.

The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and will likely continue to do so. See Item 7, “Management’s Discussion and Analysis - Results of Operations.”

The continuation or additional waves of the outbreak of the COVID-19 pandemic may continue to adversely affect our operations and increase our costs and expenses in numerous ways.

Our clinical researchers and customers have experienced restrictions in their access to hospitals and ability to access other healthcare providers.

If our leadership, employees, sales agents, suppliers, medical professionals, or users of our products are impacted by an epidemic, by illness, or through social distancing, quarantine or other precautionary measures, then our manufacturing operations, sales, demand for our products, and clinical trials may be adversely affected. This risk is particularly acute for our manufacturing operations, which take place in a confined area. As of July 31, 2020, we have had ten employees test positive for COVID-19, each of whom were excluded from our customers and the remaining workforce.

Additionally, if we experience shortages of donated placentas because donors or our recovery specialists are excluded from hospitals, or because additional testing protocols are implemented for donated tissues based on guidance issued by the American Association of Tissue Banks, FDA, or other standards and are screened as ineligible, our results of operations may be adversely affected.

In many areas, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of 2020 and continuing into April. By mid-May, access restrictions to hospitals and offices of healthcare providers had eased for our sales force, and significant numbers of patients began to return for treatment, including for elective procedures.

We remind the reader that we changed our method of recognizing revenue between 2019 and 2020. See Note 2, Significant Accounting Policies.

On an “as-shipped” basis, net sales in April 2020 and May 2020 were down significantly compared to April 2019 and May 2019, respectively, while net sales in June 2020 were in line with net sales in June 2019.

Future restrictions on access to hospitals for our sales force or patients may have an additional adverse effect on our revenues and results of operations.

Disruptions to the health care system generally, such as if patients are unable or unwilling to visit health care providers, or if health care providers prioritize treatment of acute or communicable illnesses over wound care, have and may continue to adversely affect our revenues and results of operations. For example, from mid-March through mid-May 2020, many patients stayed away from hospitals and other medical facilities, which adversely impacted revenues and stalled enrollments in our clinical trials. Additionally, as of early August 2020, additional restrictions have been put in place in some areas of the country that again limit or postpone elective surgical procedures, and in particular, in areas of the country that contribute a larger portion of our sales. Also, the severity of the COVID-19 pandemic has been uneven across the country, and additional waves of the outbreak of COVID-19 may have a greater impact on us than did the first wave, depending on where infection rates are highest. To date, COVID-19 has had only a modest impact on our ability to source and manufacture our products. However, the negative consequences arising from the pandemic and governmental and societal responses thereto may be more severe the longer the novel coronavirus continues to circulate domestically or internationally.

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

To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act (“Section 361”), this could result in removal of the applicable products from the market, would make the introduction of new tissue products more expensive and would significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.

The products we manufacture and process are derived from human tissue. Amniotic and other birth tissue is generally regulated as a Human Cells, Tissues and Cellular and Tissue - Based Product (“HCT/P”) and is therefore eligible for regulation solely as a product subject to regulation solely under Section 361 (“Section 361 HCT/P”) depending on whether the specific product at issue and the claims made for it are consistent with the applicable criteria. HCT/Ps that do not meet these criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. These HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices or drugs, including pre-market clearance or approval from the FDA. Obtaining FDA pre-market clearance or approval involves significant time and investment by the Company.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue - Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff.” The document confirmed the FDA’s stance that all micronized amniotic products require a biologics license to be lawfully marketed in the United States. It also indicated that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. The final guidance also stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a period of 36 months from the date of the guidance. The FDA’s approach is risk-based, and the guidance clarified that high-risk products and uses could be subject to immediate enforcement action. MiMedx continues to market AmnioFix Injectable and other micronized products under the policy of enforcement discretion as it works on the transition from Section 361 products to Section 351 products. Our sales of micronized products for all uses was $45.0 million, $68.4 million, and $42.4 million respectively, in 2017, 2018, and 2019. At the same time, we are pursuing the BLA pre-market approval process for certain of our micronized products, as more fully discussed under “Business - Government Regulation.” Following the period of enforcement discretion under the Guidance, we may need to cease selling our micronized products and other products regulated under Section 351 until the FDA approves a BLA, and then we will only be able to market such products for indications that have been approved in a BLA. The loss of our ability to market and sell our micronized products would have an adverse impact on our revenues, business, financial condition and results of operations. In addition, we expect the cost to manufacture our products will increase due to the costs to comply with the requirements that apply to Section 351 biological products such as current cGMP and ongoing product testing costs. Increased costs relating to regulatory compliance could have an adverse impact on our business, financial condition and results of operations.

In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. In doing so, the FDA stated, “This will give manufacturers additional time to determine if they need to submit an investigational new drug (IND) or marketing application and, if such an application is needed, to prepare the IND or marketing application. Such additional time is warranted in light of the Coronavirus Disease 2019 (COVID-19) public health emergency, which has presented unique challenges in recruiting clinical trial participants and carrying out clinical trials.”

In addition, the FDA might, at some future point, modify the scope of its enforcement discretion or change its position on which current or future products qualify as Section 361 HCT/Ps, or determine that some or all of our micronized products may not be lawfully marketed under the FDA’s policy of enforcement discretion. Any regulatory changes could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. It is also possible that the FDA could decide it will not allow the Company to market any form of a micronized product during the rest of the enforcement discretion period without a biologics license, and it could even require the Company to recall its micronized products. Further, under the November 2017 guidance, the FDA expressed its expectation that following the expiration of its enforcement discretion period, sales of micronized amniotic tissue will be limited to those products and indications for which applicants have received a BLA. In April 2019, we announced that we will need more time to file and commercialize our BLAs with the FDA and that clinical trial protocol enhancements, further resources and additional capabilities and expertise will be required for commercial launch; see Item 1 of our 2019 Form 10-K, “Business - Clinical Trials.” While we do not track all uses of our micronized products by physicians, we believe that our micronized product is being used by physicians for more indications than those for which we presently intend to pursue BLAs, as well as in additional sizes (e.g., 100 mg). If the FDA does allow the Company to continue to market a micronized form of its sheet allografts without a biologics license, the FDA may impose conditions, such as labeling restrictions, and the requirement that the product be manufactured in compliance with cGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including Section 361 HCT/Ps, which could ultimately increase our costs and adversely impact our business, results of operations and financial condition. If the FDA approves the BLAs we seek, we will incur increased compliance costs on an ongoing basis. See Item 1A, Rick Factors, in our 2019 Form 10-K, “If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.
(b) None.
(c) Stock Repurchases:

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2020:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Total amount remaining April 1, 2020				$—

April 1 - April 30, 2020	138,403	$3.79	—	$—

May 1 - May 31, 2020	28,781	$3.47	—	$—

June 1 - June 30, 2020	89,659	$3.50	—	$—

Total for the quarter	256,843	$3.65	—

(a) Shares repurchased during the quarter include only shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Board of Directors

On July 29, Richard J. Barry informed the Company of his desire not to stand for re-election at the 2019 Annual Meeting of Shareholders. His decision was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Cooperation Agreement
Reference is made to that certain Cooperation Agreement, dated as of May 29, 2019 (the “Cooperation Agreement”), by and among MiMedx Group, Inc., a Florida corporation (the “Company”), on the one hand, and Kathleen Behrens Wilsey, K. Todd Newton, Richard J. Barry, Prescience Investment Group, LLC d/b/a Prescience Point Capital Management LLC, a Louisiana limited liability company (“PPCM”), and the other Prescience Point Parties (as defined in the Cooperation Agreement), on the other hand.
On July 15, 2020, the Company filed a current report on Form 8-K disclosing that the Company had received a letter from PPCM purporting to be a notice that PPCM was terminating the Cooperation Agreement due to an alleged material breach of the Cooperation Agreement by the Company. On August 3, 2020, the Company sent a letter to PPCM stating that, although the Company has not materially breached the Cooperation Agreement, the Company nevertheless confirms that the Cooperation Agreement is terminated. The Company has expressly reserved all of its rights and remedies.

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of MiMedx Group, Inc., together with Articles of Amendment effective each of May 14, 2010; August 8, 2012, November 8, 2012; and May 15, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 1, 2017).

3.2
Articles of Amendment to the Articles of Incorporation of MiMedx Group, Inc., effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018).

3.3
Articles of Amendment to the Articles of Incorporation of MiMedx Group, Inc., effective July 1, 2020 (incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-Q for the period ended March 31, 2020 filed July 6, 2020).

3.4	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
10.1*
Employment Offer Letter between the Company and Peter M. Carlson, as amended and restated on April 29, 2020 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed July 6, 2020).

10.2*	Employment Offer Letter between the Company and William L. Phelan dated as of April 30, 2020 (incorporated by reference to Exhibit 10.37 to the Registrants Form 10-K filed July 6, 2020).
10.3##
First Amendment, dated as of April 22, 2020, to Loan Agreement, dated June 10, 2019, by and between MiMedx Group, Inc., the other guarantors party thereto, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 27, 2020).

31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

##	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. MiMedx agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2020	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer