Form 10-Q
period 2020-09-30
MIMEDX GROUP, INC.
filed 2020-11-04
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission File Number 001-35887
MIMEDX GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	26-2792552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 West Oak Commons Ct NE Marietta, GA	30062
(Address of principal executive offices)	(Zip Code)
(770) 651-9100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MDXG	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

There were 111,045,418 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2020.

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

•	expectations regarding future revenue growth and future research and development expenses;

•	expectations regarding changes in accounting judgments;

•	the outcome of pending litigation and investigations;

•	ongoing and future effects arising from the COVID-19 pandemic and the Company’s plans to adhere to governmental recommendations with respect thereto;

•	demographic and market trends;

•	our plans to remediate the identified material weaknesses in our internal control environment and to strengthen our internal control environment;

•	our ability to access capital sufficient to implement our strategic priorities;

•	our expectations regarding our ability to fund our ongoing and future operating costs; and

•	our expectations regarding future income tax liability.
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
Among the factors that could cause actual results to differ are: variances from our expectations or assumptions; changes in reimbursement policy from public and private insurers and health systems; the loss of a GPO or Integrated Delivery Network (“IDN”); changes in purchasing behavior by government accounts; the loss of independent sales agents or distributors; the removal of any of our products from the market as a result of regulatory actions; the success of our marketing efforts; the fact that obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies; rapid technological change could cause our products to become obsolete and, if we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively; our ability to transition our manufacturing facilities into compliance with current CGMPs, advance our Investigational New Drug (“IND”) applications, complete our clinical trials and pursue BLAs for certain of our micronized products; the fact that our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly, and our failure to comply could result in adverse effects on our business, results of operations and financial condition; the fact that litigation and other matters involving the Company’s former management relating to allegations regarding certain sales and distribution practices at the Company and certain other matters may result in additional expense; and the fact that our variable rate indebtedness under the Hayfin Term Loan (as defined below) subjects us to interest rate risk, which could result in higher expense in the event of increases in interest rates and adversely affect our business, financial condition, and results of operations.

Additional factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in this Form 10-Q and in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on July 6, 2020. and in Part II, Item 1A of our Form 10-Q for the period ended June 30, 2020 (our “Second Quarter 10-Q”), filed with the SEC on August 4, 2020.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$109,595	$69,069
Accounts receivable, net	33,042	32,327
Inventory, net	11,023	9,104
Prepaid expenses	1,492	6,669
Income tax receivable	10,853	18
Other current assets	5,469	6,058
Total current assets	171,474	123,245
Property and equipment, net	10,255	12,328
Right of use asset	4,031	3,397
Goodwill	19,976	19,976
Intangible assets, net	7,168	7,777
Other assets	420	443
Total assets	$213,324	$167,166
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,049	$8,710
Accrued compensation	18,528	21,302
Accrued expenses	28,363	32,161
Current portion of long term debt	—	3,750
Other current liabilities	1,357	1,399
Total current liabilities	57,297	67,322
Long term debt, net	47,627	61,906
Other liabilities	4,422	3,540
Total liabilities	$109,346	$132,768
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $.001 par value; 100,000 shares authorized, issued and outstanding at September 30, 2020 and 0 authorized, issued and outstanding at December 31, 2019	$91,108	$—
Stockholders' equity
Preferred stock Series A; $.001 par value; 5,000,000 shares authorized; 0 issued and 0 outstanding at September 30, 2020 and 0 issued and 0 outstanding at December 31, 2019	$—	$—
Common stock; $.001 par value; 150,000,000 shares authorized; 112,703,926 issued and 110,591,734 outstanding at September 30, 2020 and 112,703,926 issued and 110,818,649 outstanding at December 31, 2019	113	113
Additional paid-in capital	158,318	147,231
Treasury stock at cost; 2,112,192 shares at September 30, 2020 and 1,885,277 shares at December 31, 2019	(10,717)	(10,806)
Accumulated deficit	(134,844)	(102,140)
Total stockholders' equity	12,870	34,398
Total liabilities, convertible preferred stock, and stockholders’ equity	$213,324	$167,166
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$64,303	$88,863	$179,686	$222,855
Cost of sales	10,289	13,205	28,513	30,372
Gross profit	54,014	75,658	151,173	192,483

Operating expenses:
Selling, general and administrative	48,046	51,258	132,316	152,761
Investigation, restatement and related	12,027	7,242	39,065	46,374
Research and development	3,372	2,691	8,281	8,421
Amortization of intangible assets	276	269	818	769
Impairment of intangible assets	—	—	—	446
Operating (loss) income	(9,707)	14,198	(29,307)	(16,288)

Other (expense) income, net
Loss on extinguishment of debt	(8,201)	—	(8,201)	—
Interest expense, net	(1,472)	(2,255)	(6,433)	(2,313)
Other income (expense), net	1	127	(2)	272

(Loss) income before income tax provision	(19,379)	12,070	(43,943)	(18,329)
Income tax provision (expense) benefit	(38)	309	11,239	225

Net (loss) income	$(19,417)	$12,379	$(32,704)	$(18,104)

Net (loss) income available to common stockholders (Note 9)	$(51,982)	$12,379	$(65,269)	$(18,104)

Net loss per common share - basic	$(0.48)	$0.12	$(0.60)	$(0.17)

Net loss per common share - diluted	$(0.48)	$0.11	$(0.60)	$(0.17)

Weighted average shares outstanding - basic	108,493,208	107,157,561	108,222,419	106,929,643

Weighted average shares outstanding - diluted	108,493,208	109,590,008	108,222,419	106,929,643

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(31,568)	—	—	—	(31,568)
Share-based compensation expense	—	—	8,048	—	—	—	8,048
Exercise of stock options	—	—	(328)	(45,000)	400	—	72
Issuance of restricted stock	—	—	(2,939)	(328,894)	2,939	—	—
Restricted stock cancellation/forfeited	—	—	526	59,441	(526)	—	—
Shares repurchased for tax withholding	—	—	—	14,123	(79)	—	(79)
Net loss	—	—	—	—	—	(19,417)	(19,417)
Balance at September 30, 2020	112,703,926	$113	$158,318	2,112,192	$(10,717)	$(134,844)	$12,870

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2019	112,703,926	$113	$136,298	1,155,034	$(4,684)	$(107,043)	$24,684
Share-based compensation expense	—	—	2,685	—	—	—	2,685
Restricted stock shares canceled/forfeited	—	—	4,664	530,274	(4,664)	—	—
Shares repurchased for tax withholding	—	—	—	33,087	(173)	—	(173)
Net income	—	—	—	—	—	12,379	12,379
Balance at September 30, 2019	112,703,926	$113	$143,647	1,718,395	$(9,521)	$(94,664)	$39,575

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(31,568)	—	—	—	(31,568)
Share-based compensation expense	—	—	11,829	—	—	—	11,829
Exercise of stock options	—	—	(1,986)	(265,300)	2,356	—	370
Issuance of restricted stock	—	—	(2,939)	(328,894)	2,939	—	—
Restricted stock shares canceled/forfeited	—	—	2,650	345,052	(2,650)	—	—
Shares repurchased for tax withholding	—	—	147	476,057	(2,556)	—	(2,409)
Net loss	—	—	—	—	—	(32,704)	(32,704)
Balance at September 30, 2020	112,703,926	$113	$158,318	2,112,192	$(10,717)	$(134,844)	$12,870

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	9,198	—	—	—	9,198
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(35,740)	(2,853,235)	35,740	—	—
Restricted stock shares canceled/forfeited	—	—	6,788	722,227	(6,788)	—	—
Shares repurchased for tax withholding	—	—	—	394,140	(1,282)	—	(1,282)
Net loss	—	—	—	—	—	(18,104)	(18,104)
Balance at September 30, 2019	112,703,926	$113	$143,647	1,718,395	$(9,521)	$(94,664)	$39,575

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,704)	$(18,104)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Effect of change in revenue recognition	—	(17,382)
Share-based compensation	11,452	9,199
Loss on extinguishment of debt	8,201	—
Depreciation	4,494	4,981
Amortization of intangible assets	818	769
Amortization of deferred financing costs	1,811	752
Bad debt expense	616	—
Non-cash lease expenses	702	714
Reserve for inventory obsolescence	(171)	413
Loss on fixed asset disposal	—	318
Impairment of intangible assets	—	1,258
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,331)	—
Inventory	(1,748)	3,539
Prepaid expenses	5,177	4,778
Income taxes	(10,835)	(389)
Other assets	1,633	(3,515)
Accounts payable	339	(5,444)
Accrued compensation	(2,775)	(1,948)
Accrued expenses	(4,835)	5,596
Other liabilities	(840)	(1,825)
Net cash flows used in operating activities	(19,996)	(16,290)

Cash flows from investing activities:
Purchases of equipment	(2,073)	(1,055)
Principal payments from note receivable	—	2,722
Patent application costs	(209)	(370)
Net cash flows (used in) provided by investing activities	(2,282)	1,297

Cash flows from financing activities:
Proceeds from exercise of stock options	370	108
Stock repurchased for tax withholdings on vesting of restricted stock	(2,409)	(1,283)
Deferred financing cost	(2,782)	(6,640)
Proceeds from term loans	59,500	72,750
Repayment of term loans	(83,872)	(938)
Prepayment premium on early repayment of term loan	(1,439)	—
Proceeds from sale of Series B convertible preferred stock	100,000	—
Stock issuance costs	(6,564)	—
Net cash flows provided by financing activities	62,804	63,997

Net change in cash	40,526	49,004

Cash and cash equivalents, beginning of period	69,069	45,118
Cash and cash equivalents, end of period	$109,595	$94,122
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Effect of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“COVID-19”) as a global pandemic (the “Pandemic” or “COVID-19 Pandemic”).The COVID-19 Pandemic and associated governmental and societal responses have affected the Company’s business, results of operations and financial condition. The continuation or additional waves of the outbreak of COVID-19 or the outbreak of other health epidemics could harm the Company’s operations and increase the Company’s costs and expenses in numerous ways. The ultimate impact of the Pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of delays or impacts on the business, clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the Pandemic or other health epidemics could continue to have an adverse impact on the Company’s business, results of operations and financial condition in the future.
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2019, was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2019 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates for contingent liabilities, the measurement of right-of-use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments, and valuation of deferred tax assets.
In addition to the above, the Company has considered the potential effects of the COVID-19 Pandemic with respect to determinations surrounding impairments, increases in allowances for credit losses, other expenses, and changes in accounting judgments that have or are reasonably likely to have a material impact on the unaudited condensed consolidated financial statements.
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
The Company’s allowance for doubtful accounts was $0.6 million and $0 as of September 30, 2020 and December 31, 2019, respectively.
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
Inventories
Inventories are valued at the lower of cost or net realizable value and are derecognized through cost of sales using the first-in, first-out (“FIFO”) method. Inventory is tracked through raw material, work-in-process, and finished good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes until the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates. Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished market demand.
Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. The Company assesses the recoverability of its goodwill at least annually on September 30 and whenever events or substantive changes in circumstances indicate that the asset may be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative analysis.
As of September 30, 2020, the Company concluded it operates as one reporting unit.
Under the quantitative test, if the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized for the amount which the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value using income and market approaches. Under the income approach, the fair value of the Company is the present value of its future economic benefits. These benefits can include revenue, cost savings, tax deductions, and proceeds from its disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, industry trends, and entity-specific risks as of the goodwill impairment testing date. Under the market approach, the Company uses observed fair values of a set of companies with comparable business models to the reporting unit under evaluation for purposes of determining the fair value of the reporting unit. These amounts are reconciled to the Company’s market capitalization as of the test date for reasonableness.
For the goodwill impairment test performed on September 30, 2020, the Company performed a quantitative test for its reporting unit, concluding that the fair value exceeded the carrying value. Therefore, no goodwill impairment was recognized for the three or nine months ended September 30, 2020.
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). During the nine months ended September 30, 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
As a result, the Company’s application of the applicable revenue recognition guidance varies for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. Additionally, the Company changed its pattern of revenue recognition effective October 1, 2019. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.
Three and Nine Months Ended September 30, 2019
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

Transition and the Three and Nine Months Ended September 30, 2020
Beginning October 1, 2019, for all new customer arrangements, the Company determined adequate measures were in place to understand the terms of its contracts with customers. As such, beginning October 1, 2019, the Company concluded that the criteria under ASC 606 would be met prior to shipment of product to the customer or implantation of the products on consignment. For all customer transactions concluded to meet the Step 1 Criteria, the Company then assessed the remaining criteria of ASC 606 to determine the proper timing of revenue recognition.
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
As of September 30, 2020, upon reassessment, the Company concluded that the Step 1 Criteria continued not to be met with respect to the Remaining Contracts due to the same circumstances described above. The amount of sales related to these Remaining Contracts which have not been recognized as of September 30, 2020 and December 31, 2019 was $1.8 million and $9.0 million, respectively. These amounts are not recognized on the unaudited condensed consolidated balance sheet as of September 30, 2020 or December 31, 2019.
In addition, the Company continued to defer the cost of sales for the Remaining Contracts for which revenue recognition criteria have not been met. These amounts were recorded within other current assets on the unaudited condensed consolidated balance sheet in the amounts of $0.2 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.
A rollforward of this activity from September 30, 2019 to September 30, 2020, along with the deferred cost of sales associated with such unrecognized sales, is presented in the following table (amounts in thousands):

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts as of September 30, 2019	$48,883	$6,415
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Transition Adjustment during the three months ended September 30, 2019	(21,385)	(2,565)
Cash collected during the three months ended December 31, 2019 related to the Remaining Contracts	(8,219)	(1,151)
Write-off of customer contracts where collection is no longer reasonably assured as of September 30, 2019	(10,273)	(1,438)
Amounts as of December 31, 2019	9,006	1,261
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Cash collected during the nine months ended September 30, 2020 related to the Remaining Contracts	(7,240)	(1,014)
Amounts as of September 30, 2020	$1,766	$247
Under ASC 606, the Company recognizes revenue following the five-step model: (i) identify the contracts with a customer (the Step 1 Criteria); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As noted above, during the third quarter of 2019, the Company determined that they had met the Step 1 Criteria. The Company also determined that the performance obligation was met upon delivery of the product to the customer, or at the time the product is implanted for products on consignment, at which point the Company determined it would collect the consideration it is entitled to in exchange for the product transferred to the customer. As a result, the Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, generally upon shipment of the product to the customer. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance. The Company does have consignment agreements with several customers and distributors which allow the Company to better market its products by moving them closer to the end user. In these cases, the Company determined that it has fulfilled its performance obligation once control of the product has been delivered to the customer, which occurs simultaneously with the product being implanted.

The Company acts as the principal in all of its customer arrangements and, therefore, records revenue on a gross basis. Shipping is considered immaterial in the context of the overall customer arrangement and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately recognized performance obligation. The Company maintains a returns policy that allows its customers to return product that is consigned, damaged, non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based upon historical experience with actual returns. The Company’s payment terms for customers are typically 30 to 60 days from receipt of title of the goods.
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
Cost of Sales
Cost of sales includes all costs directly related to bringing the Company’s products to their final selling destination. Amounts include direct and indirect costs to manufacture products including raw materials, personnel costs, and direct overhead expenses necessary to convert collected tissues into finished goods, product testing costs, quality assurance costs, facility costs associated with the Company’s manufacturing and warehouse facilities, depreciation, freight charges, costs to operate equipment and other shipping and handling costs for products shipped to customers.
Leases
The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases which were included in Right of use asset, Other current liabilities and Other liabilities, respectively.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term used in the calculation includes options to extend or terminate the lease when the exercise of such options are reasonably certain. The determination of whether the Company is reasonably certain to exercise a renewal or termination option is reassessed as new information arises and is accounted for prospectively as of the point in time the determination is made regarding the modification of the lease term. The Company uses its incremental borrowing rate in determining the present value of lease payments.
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
See Note 5, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in Intangible Assets in the Condensed Consolidated Balance Sheets. The Company capitalized approximately $0.2 million and $0.4 million of patent costs during the nine months ended September 30, 2020 and 2019, respectively.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock which is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a FIFO basis.
Recently Issued and Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Updated (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The cumulative effect adjustment recorded on January 1, 2020 is not material. The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU simplifies the accounting for such instruments by removing requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-05 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company does not expect a material impact on its condensed consolidated financial statements upon adoption.
All other ASUs issued and not yet effective for the nine months ended September 30, 2020, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

3.	Inventory
Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$426	$318
Work in process	5,241	4,299
Finished goods	5,904	5,206
Inventory, gross	11,571	9,823
Reserve for obsolescence	(548)	(719)
Inventory, net	$11,023	$9,104

Consignment inventory, included as a component of finished goods in the table above, was $3.4 million as of both September 30, 2020 and December 31, 2019.

4.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$5,976	$5,321
Laboratory and clean room equipment	15,516	14,894
Furniture and equipment	15,307	15,118
Construction in progress	1,347	972
Asset retirement cost	348	—
Property and equipment, gross	38,494	36,305
Less accumulated depreciation	(28,239)	(23,977)
Property and equipment, net	$10,255	$12,328
Depreciation expense for each of the three and nine months ended September 30, 2020 and 2019 are summarized in the table below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$1,566	$1,641	$4,494	$4,981

These expenses are allocated amongst cost of sales, research and development, and selling, general, and administrative expense on the condensed consolidated statements of operations.

5.	Leases
The Company has operating leases primarily for corporate offices, vehicles, and certain equipment. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company determines if an arrangement is or contains a lease at inception.
The Company does not have any leases classified as financing leases.
Operating lease cost for both the three and nine months ended September 30, 2020 and 2019 was $0.4 million and $1.1 million, respectively, and was recorded in Selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations for those periods. Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2020 and 2019 was $0.4 million and $1.2 million, and $0.4 million and $1.3 million, respectively. The amortization of leased assets for both the three and nine months ended September 30, 2020 and 2019 was $0.2 million and $0.7 million, respectively.
Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Assets
Right of use asset	$4,031	$3,397

Liabilities
Short term lease liability	$1,139	$1,168
Long term lease liability	3,452	2,919

Weighted-average remaining lease term (years)	4.6	3.1
Weighted-average discount rate	10.0%	11.5%

Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2020 (excluding the nine months ended September 30, 2020)	$426
2021	1,544
2022	1,568
2023	577
2024	377
Thereafter	1,200
Total lease payments	5,692
Less: imputed interest	(1,101)
Total lease liability	$4,591

6.	Intangible Assets
Intangible assets are summarized as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,301)	$113	$1,414	$(1,200)	$214
Patents and know how	9,368	(5,563)	3,805	9,099	(5,070)	4,029
Customer and supplier relationships	3,761	(2,619)	1,142	3,761	(2,417)	1,344
Non-compete agreements	120	(90)	30	120	(68)	52
Total amortized intangible assets	$14,663	$(9,573)	$5,090	$14,394	$(8,755)	$5,639

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,070		1,070	1,130		1,130
Total intangible assets	$16,741		$7,168	$16,532		$7,777

Amortization expense for the three and nine months ended September 30, 2020 and 2019 is summarized in the table below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$276	$269	$818	$769

Patents and patents in process related write-downs due to abandonment for the three and nine months ended September 30, 2019 was $0.0 million and $0.8 million, respectively. These write-down were recorded as a component of Selling, general and administrative expense. The Company incurred impairment losses related to customer relationships which were determined to be unrecoverable of $0.0 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. There were no impairments or write-downs due to abandonments during the three or nine months ended September 30, 2020.
Expected future amortization of intangible assets as of September 30, 2020, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2020 (excluding the nine months ended September 30, 2020)	$274
2021	1,034
2022	933
2023	933
2024	933
Thereafter	983
$5,090

7.	Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Legal costs	$15,094	$12,202
Contingent loss accruals	7,575	5,931
Pricing adjustment settlement with Veterans Affairs	—	6,894
Estimated returns	827	2,581
External commissions	1,625	1,722
Accrued clinical trials	952	1,076
Accrued rebates	1,295	142
Other	995	1,613
Total	$28,363	$32,161

8.	Long Term Debt
Hayfin Term Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”) and an additional delayed draw term loan (the “DD TL”, collectively, the “Credit Facilities”) in the form of a committed but undrawn facility. The Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). Interest is payable on the Term Loan and the DD TL for the balances outstanding quarterly through the Maturity Date. No principal payments on either the Term Loan or the DD TL are due and payable until the Maturity Date.
The Term Loan and DD TL, which are senior secured obligations, were entered into together with the sale of the Company’s Series B Convertible Preferred Stock (as defined and described in Note 10, “Equity”) in an aggregate amount of up to $100 million (collectively, the “Financing Transactions”) in order to:

(1)
refinance, in whole, the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among the Company, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,

(2)	pay fees and expenses incurred with certain financing transactions, and

(3)	finance the working capital, capital expenditures, and other general corporate purposes of the Company.
The interest rate applicable to any borrowings under the Term Loan accrues at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. After December 31, 2020, the margin on the interest rate is eligible for a reduction; as follows:

•	6.5% per annum if the Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) is less than 2.0x but greater than or equal to 1.0x, or

•	6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Loan Agreement. At issuance and as of September 30, 2020, the Term Loan carried an interest rate of 8.3%.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•
Maximum Total Net Leverage Ratio of 5.0x through December 31, 2020, reduced to 4.5x through June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis,

•	Delayed Draw Term Loan Incurrence Covenant (as defined in the Hayfin Loan Agreement) of 3.5x Total Net Leverage, tested prior to any drawings under the DD TL, and

•	Minimum Liquidity (as defined in the Hayfin Loan Agreement) of $10 million, an at-all times, financial covenant tested monthly.
The Credit Facilities also specify that any prepayment of the loan, voluntary or mandatory, as defined in the Term Loan Agreement, subjects MiMedx to a prepayment premium applicable as of the date of the prepayment:

•	On or before the first anniversary of the Closing Date:

◦	A make-whole premium, equal to the greater of:

▪	5% of the principal balance repaid,

▪	102% of the principal balance plus interest that would have been accrued from the repayment date to 12 months following the Closing Date.

•	After the first anniversary of the Closing Date but on or before the second anniversary of the Closing Date: 2% of the principal balance repaid.

•	After the second anniversary of the Closing Date: 1% of the principal balance repaid.

•	After the third anniversary of the Closing Date: 0% of the principal balance repaid.
The Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. The mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event. Beginning with the fiscal year ending December 31, 2021, the Company is required to prepay the outstanding loans based on the percentage of the Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the total net leverage thresholds.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets. The Company paid an up front commitment fee of $3.3 million, or 2% of the aggregate of the Term Loan and the DD TL. The Company also incurred $3.3 million of deferred financing costs. Original issue discount and deferred financing costs were allocated to the two tranches of debt on the basis of the face amount of each tranche of debt. A summary of the allocation of the deferred financing costs and original issue discount between the Term Loan and the DD TL on July 2, 2020 were as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
	Long term debt	Other current assets
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253

Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts are presented as part of interest expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt on the condensed consolidated balance sheet as of September 30, 2020.
Deferred financing costs and original issue discount associated with the DD TL are amortized using the straight line method through the earlier of the expiration of the DD TL commitment term on June 30, 2021, or the date the balance of the DD TL is funded. To the extent that there are unamortized deferred financing costs or original issue discount associated with the DD TL will be amortized using the effective interest method through the Maturity Date. Amortization of these amounts are presented as part of interest expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Unamortized deferred financing costs and original issue discount associated with the DD TL are presented as other current assets on the condensed consolidated balance sheet as of September 30, 2020. In addition, the DD TL is subject to an additional commitment fee of 1% per annum of the amount undrawn, which is recognized as interest expense. The DD TL was not drawn upon as of September 30, 2020.

The balances of the Term Loan as of September 30, 2020 was as follows (amounts in thousands):

September 30, 2020
Outstanding principal	$50,000
Deferred financing costs	(2,077)
Original issue discount	(296)
Long term debt	$47,627

Interest expense related to the Term Loan, included in Interest expense, net in the condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Stated interest	$1,031	$1,031
Amortization of deferred financing costs	90	90
Accretion of original issue discount	38	38
Interest expense	$1,159	$1,159

Interest expense related to the DD TL, included in Interest expense, net in the condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Commitment fee	64	64
Amortization of deferred financing costs	106	106
Accretion of original issue discount	125	125
Interest expense	295	295

Principal payments on the Term Loan as of September 30, 2020 are as follows:

Year ending December 31,	Principal
2020 (excluding the nine months ended September 30, 2020)	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	50,000
Total long term debt	$50,000

As the Company has not borrowed on the DD TL as of September 30, 2020, there are no principal payments owed on the DD TL.
As of September 30, 2020, the fair value of the Term Loan was $50.3 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. To derive the fair value of the Term Loan, the remaining cash flows associated with the Term Loan were discounted to September 30, 2020 using this discount rate.

Blue Torch Term Loan
On June 10, 2019, the Company entered into the Loan Agreement (the “BT Term Loan Agreement”) with the subsidiaries of the Company as guarantors and party thereto from time to time, the lenders party thereto from time to time and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, pursuant to which the full amount of $75 million was borrowed and funded (the “BT Term Loan”). The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch maintained a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
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
On July 2, 2020, a portion of the proceeds from each of the sales of the Company’s Series B Preferred Stock and the borrowings from the Hayfin Loan Transaction were used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement. The Company has no continuing obligations related to the BT Term Loan. Because the Term Loan was executed with a party unrelated to Blue Torch, the repayment of the BT Term Loan was accounted for as an extinguishment under ASC 470-50. As part of the extinguishment, the Company recorded a loss on extinguishment of debt of $8.2 million. The composition of the loss on extinguishment of debt is as follows (amounts in thousands):

July 2, 2020
Unamortized deferred financing costs	$4,528
Unamortized original issue discount	1,538
Unamortized amendment fee	671
Prepayment premium	1,439
Other fees	25
Loss on extinguishment of debt	$8,201

The balances of the BT Term Loan were as follows (amounts in thousands):

	December 31, 2019
	Current portion	Long-term
Liability component - principal	$3,750	$69,375
Original issue discount	—	(1,890)
Deferred financing cost	—	(5,579)
Liability component - net carrying value	$3,750	$61,906

Interest expense related to the BT Term Loan, included in Interest (expense) income, net in the condensed consolidated statements of operations was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on principal balance	$42	$2,024	$3,773	$2,417
Accretion of original issue discount	4	158	354	189
Accretion of amendment fee	2	—	53	—
Amortization of deferred financing costs	11	478	1,051	563
Total BT Term Loan interest expense	$59	$2,660	$5,231	$3,169

Paycheck Protection Program Loan
The Company applied for and, on April 24, 2020, received proceeds of $10 million in the form of a loan under the Paycheck Protection Program (the “PPP Loan”).
On May 11, 2020, the Company repaid the PPP Loan in full. There are no continuing obligations under the PPP Loan as of September 30, 2020.

9.	Net (Loss) Income Per Common Share
Net (loss) income per common share is calculated using two methods: basic and diluted.
Basic Net (Loss) Income Per Common Share
Basic net loss (income) per common share is calculated as net loss (income) available to common shareholders divided by weighted average common shares outstanding. Net loss (income) available to common shareholders is calculated as net loss (income) less dividends paid, payable, or deemed on the Company’s Series A and Series B Preferred Stock. (No shares of Series A Preferred Stock have been issued or are outstanding).
The following table provides a reconciliation of Net loss (income) to Net loss (income) available to common shareholders and calculation of basic net income (loss) per common share for each of the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(19,417)	$12,379	$(32,704)	$(18,104)
Adjustments to reconcile to net (loss) income available to common stockholders
Accrued dividend on Series B Convertible Preferred Stock	997	—	997	—
Amortization of beneficial conversion feature	31,110	—	31,110	—
Accretion of increasing-rate dividend feature	458	—	458	—
Total adjustments	32,565	—	32,565	—
Net (loss) income available to common stockholders	$(51,982)	$12,379	$(65,269)	$(18,104)
Weighted average common shares outstanding	108,493,208	107,157,561	108,222,419	106,929,643
Basic net (loss) income per common share	$(0.48)	$0.12	$(0.60)	$(0.17)

Diluted Net (Loss) Income Per Common Share
Diluted net (loss) income per common share is calculated as net (loss) income available to common shareholders, adjusted for dividends on convertible preferred stock to the extent such conversions would be dilutive, divided by weighted average common shares outstanding plus potential common shares. Potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options, the issuance of restricted stock, and the exercise of warrants using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Preferred Stock using the if-converted method.

The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back dividends paid, payable, or deemed on the Company’s Series B Convertible Preferred Stock and that assumes conversion as of the later of the beginning of the period or the original transaction date.
Each individual transaction is assessed for its dilutive effect on net (loss) income per common share. To the extent that the transaction is antidilutive, or does not reduce net (loss) income per common share, the effect is excluded from the calculation.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income available to common stockholders	$(51,982)	$12,379	$(65,269)	$(18,104)
Dividends on Series B Convertible Preferred Stock	32,565	—	32,565	—
Numerator	$(51,982)	$12,379	$(65,269)	$(18,104)
Weighted average shares outstanding	108,493,208	107,157,561	108,222,419	106,929,643
Potential common shares (a)	28,625,684	2,432,447	11,032,820	1,635,797
Weighted average shares outstanding adjusted for potential common shares	108,493,208	109,590,008	108,222,419	106,929,643
Diluted net (loss) income per common share	$(0.48)	$0.11	$(0.60)	$(0.17)
(a) Potential common shares reflects hypothetical transactions involving convertible securities and share-based payment awards using the if-converted and treasury stock methods, respectively. The effect of each of these adjustments on the calculation is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series B Convertible Preferred Stock	25,691,700	—	8,626,410	—
Outstanding Stock Options	772,967	848,507	739,937	903,344
Performance Based Awards	37,931	—	25,735	—
Restricted Stock Awards	1,203,853	1,583,940	1,281,635	732,453
Restricted Stock Unit Awards	919,233	—	359,103	—
	28,625,684	2,432,447	11,032,820	1,635,797

10.	Equity
Issuance of $100 Million of Series B Convertible Preferred Stock
On July 2, 2020, the Company issued $100 million of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP (individually, the “Holder”, collectively the “Holders”) pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
The Series B Preferred Stock pays a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of the Company’s board of directors. Dividends are paid at the end of each quarter based for dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into Company’s common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each Series

B Preferred Share prior to any accrued and unpaid dividends. The Series B Preferred Stock, including any accrued and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date, provided that the common stock has traded at 200% or more of the conversion price for 20 out of 30 consecutive trading days and on such date of conversion the common stock has traded at 200% or more of the conversion price.
Holders of the Series B Preferred Stock, voting as a class, are entitled to elect two members to the board of directors. Holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders shall vote on an as-converted basis as a single class with the Common Stock not to exceed 19.9% of the total voting stock of the Company. Holders of the Series B Preferred Stock are also entitled to a liquidation preference in an amount equal to the original issue price plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
The Company evaluated its Series B Preferred Stock and determined that it was considered an equity host under ASC 815, Derivatives and Hedging. As a result of the Company’s conclusion that the Series B Preferred Stock represented an equity host, the conversion feature of all Series B Preferred Stock was considered to be clearly and closely related to the associated Series B Preferred Stock host instrument. Accordingly, the conversion feature of all Series B Preferred Stock was not considered an embedded derivative that required bifurcation. The Company accounted for potential beneficial conversion features under ASC 470-20, Debt with Conversion and Other Options. At the time of the issuance of the Series B Preferred Stock, the Company’s common stock into which the Company’s Series B Preferred Stock is convertible had an estimated fair value exceeding the effective conversion price of the Series B Preferred Stock, giving rise to a beneficial conversion feature in the amount of $31.1 million. This amount was immediately recognized on the commitment date since there is no stated redemption date and the Series B Preferred Stock is immediately convertible. The amortization of the total beneficial conversion feature on the commitment date was accounted for as a deemed dividend.
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable, in the period preceding commencement of the perpetual dividend; and (2) the perpetual dividend amount for a corresponding number of periods to ascribe a fair value to this feature. The present value is calculated using a market rate for dividend yield. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount is amortized as a deemed dividend to preferred shareholders using the effective interest method through the commencement date of the Perpetual Dividend Rate. During the three and nine months ended September 30, 2020, the Company recognized $0.5 million of deemed dividends related to the amortization of the increasing rate dividend feature.
If the Company undergoes a change of control, the Company will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference, subject to the rights of the holders of the Series B Preferred Stock in connection with such change in control. If the Company does not exercise such repurchase right, holders of the Series B Preferred Stock will have the option to (1) require the Company to repurchase any or all of its then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference or (2) convert the Series B Preferred Stock, including accrued and unpaid dividends into common stock and receive its pro rata consideration thereunder. Because the contingent redemption of the Series B Preferred Stock by the holder in the event of change in control is outside the Company’s control, the Series B Preferred Stock and related beneficial conversion feature were classified as temporary equity.

The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended September 30, 2020 (in thousands except per share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at June 30, 2020	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	31,568
Balance at September 30, 2020	100,000	$91,108
The below table illustrates the changes in shares and balance of the Company’s Series B Preferred Stock for the nine months ended September 30, 2020 (in thousands except per share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2019	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	31,568
Balance at September 30, 2020	100,000	$91,108

The Company elected not to declare or pay the quarterly dividend on the Series B Convertible Preferred Stock for September 30, 2020. The dividend was $9.86 per share, or approximately $1.0 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of September 30, 2020. Dividends in arrears as of September 30, 2020 was $1.0 million.
Based on accumulated dividends as of September 30, 2020, each share of Series B Convertible Preferred Stock was convertible into 262.33 shares of the Company’s common stock, or 26,233,055 common shares in total.

11.	Income Taxes
The effective tax rates for the Company were (0.2)% and (2.6)% for the three months ended September 30, 2020 and September 30, 2019, respectively. These effective tax rates include the impact of discrete items of $0 and $0.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively.
The effective tax rates for the Company were 25.6% and 1.2% for the nine months ended September 30, 2020 and September 30, 2019, respectively. These effective tax rates include the impact of discrete items of $11.4 million in 2020 and $0.3 million in 2019. The discrete items recorded for the nine months ended September 30, 2020 are primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which are expected to result in a federal tax refund of
$11.3 million and an income tax benefit of the same amount. No benefit had been recognized with respect to the net operating losses due to a previously-recorded valuation allowance.

12.	Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$6,308	$2,417
Income taxes paid	213	308
Non-cash activities:
Deferred financing costs	471	—
Stock issuance costs	942	—
Deemed dividends on Series B Convertible Preferred Stock	31,568	—
Amendment fee on BT Term Loan	722	—

13.	Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 5, “Leases,” the Company has commitments for meeting space. These leases expire over the 3 years following September 30, 2020, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
Rent expense for both the three months ended September 30, 2020 and 2019 was $0.3 million. Rent expense for the nine months ended September 30, 2020 and 2019 was $1.0 million and $1.1 million, respectively. These amounts are allocated among cost of sales, research and development and selling, general and administrative expenses.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated financial statements as of September 30, 2020 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims which either are not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 16, “Commitments and Contingencies” in the 2019 Form 10-K.
As of September 30, 2020, the Company has accrued $7.6 million related to the legal proceedings discussed below. The Company paid $7.4 million toward the resolution of legal matters involving the Company during the nine months ended September 30, 2020.
The following is a description of certain litigation and regulatory matters:
Shareholder Derivative Suits
On December 6, 2018, the United States District Court for the Northern District of Georgia entered an order consolidating three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On January 22, 2019, plaintiffs filed a verified consolidated shareholder derivative complaint. The consolidated action sets forth claims of breach of fiduciary duty, corporate waste and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Larry W. Papasan, Luis A. Aguilar, Bruce L. Hack, Charles E. Koob, Neil S. Yeston and Christopher M. Cashman. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to stay on February 18, 2019, pending the completion of the investigation by the Company’s Special Litigation Committee. The Special Litigation Committee completed its investigation relating to this action and filed an executive summary of its findings with the Court on July 1, 2019. The parties (together with parties from the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit, each described below) held a mediation on February 11, 2020. Following continued discussions, on May 1, 2020, the parties notified the Court that plaintiffs and the Company had reached an agreement in principle to settle this consolidated derivative action, which settlement also encompasses all claims asserted in the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit. On September 9, 2020, the parties filed a Stipulation and Agreement of Settlement. Judge Ray entered an Order preliminarily approving the proposed settlement on October 8, 2020 and set a hearing for final approval of the settlement for December 21, 2020. The Company has recorded an accrual related to this case and it is included in the accrual amount noted above.

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
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois as lead plaintiff. On May 1, 2019, the lead plaintiff filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, the lead plaintiff was granted leave to file an amended complaint. The lead plaintiff filed its amended complaint against the Company, Michael Senken, Pete Petit, William Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020. The parties have agreed to stay the proceedings until December 18, 2020 to allow for mediation.

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
Intellectual Property Litigation
The NuTech Action
On March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) in the United States District Court for the Northern District of Alabama (MiMedx Group, Inc. v. NuTech Medical, Inc. et. al.). The Company has alleged that NuTech and DCI infringed and continue to infringe the Company’s patents through the manufacture, use, sale and/or offering of their tissue graft product. The Company has also asserted that NuTech knowingly and willfully made false and misleading representations about its products to customers and prospective customers. The Company is seeking permanent injunctive relief and unspecified damages. The case was stayed pending the restatement of the Company’s financial statements. Since the Company has completed its restatement, the case resumed. The parties have reached a settlement in the matter and the case will be dismissed with prejudice.
The Osiris Action
On February 20, 2019, Osiris Therapeutics, Inc. (“Osiris”) refiled its trade secret and breach of contract action against the Company (which had been dismissed in a different forum) in the United States District Court for the Northern District of Georgia (Osiris Therapeutics, Inc. v. MiMedx Group, Inc.). The parties have reached a settlement in the matter and the case was dismissed with prejudice on October 26, 2020.
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
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”). The Company groups its customers into these two groups. This grouping by customer types does not constitute a basis for resource allocation but is information intended to provide the reader with ability to better understand how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors applicable to each customer type. The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or nine months ended September 30, 2020 or 2019.

Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct Customers	$62,409	$84,264	$175,060	$214,014
Distributors	1,894	4,599	4,626	8,841
Total	$64,303	$88,863	$179,686	$222,855

15.	Subsequent Events
The Company has assessed subsequent events through November 4, 2020, the date which these condensed consolidated financial statements were available to be issued.
On October 2, 2020, the Board of Directors authorized an additional 37,500,000 shares of the Company’s common stock, subject to shareholder approval.
On October 30, 2020, the Company announced that The Nasdaq Stock Market LLC approved its application for listing the Company’s common stock on the Nasdaq Stock Market. The Company’s common stock began trading on the Nasdaq Stock Market at the opening of trading on November 4, 2020 under the symbol “MDXG”.

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
The fallout from the actions of the Company’s former management caused negative publicity and media attention, impacting our ability to retain existing customers, expand current sales, identify new customers, and retain talented employees. Legal and restatement costs incurred to rectify and litigate the actions of former management have been significant and have prevented us from making more meaningful investments in our core business. The criminal trial against our former executives began in October 2020 so we expect our indemnification obligations to continue in the next quarter before declining over time. Finally, beginning in March 2020, our operations were impacted by the Pandemic. While, in the third quarter, our operating results returned to a level consistent with our expectations, it is unknown whether further waves of the virus will occur and, if so, whether governmental or societal responses to such further waves will cause an impact as significant as those that occurred during the second quarter of 2020.
Demographic shifts are creating opportunities in the wound care space
The advanced wound care category is expected to continue growing in the U.S. due to certain demographic trends, including an aging population, increasing incidence of obesity and diabetes, and the associated higher susceptibility to non-healing chronic wounds. Furthermore, the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. We expect that these shifts will benefit our business. With treatment delays associated with the ongoing Pandemic, wounds have not improved and still require treatment, potentially for larger wounds that have not healed.
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

During the third quarter of 2020, we made considerable progress toward these goals. Specifically:

•	we consummated two major financing transactions which provided us with sufficient capital to make investments in research and development and capitalize on identified opportunities in the marketplace;

•	we launched an expandable version of our EpiCord Placental Allograft product; and

•	we concluded enrollment of both our Knee Osteoarthritis Phase 2B study and our Phase 3 Plantar Fasciitis study, representing critical steps in the clinical trial process.
Expected Impact of COVID-19 Pandemic
Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity. As of September 30, 2020, significant uncertainty exists surrounding timing, efficacy, and availability of a vaccine. The evolution of the Pandemic, combined with the continuing unavailability of a vaccine, could result in the imposition of similar or greater restrictions for indefinite periods of time.
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
We process donated tissue using aseptic techniques in a controlled environment area. However, the manufacturing space is a confined space with areas that do not require controlled environment and in which an infected employee may spread the virus to other employees despite the use of personal protective equipment required for all areas at MiMedx. We monitor our employees’ temperatures and ask employees to confirm that they are not experiencing symptoms of COVID-19 prior to entering our facilities. We have partnered with a testing facility to provide test kits and rapid results for employees that have symptoms or have a known risk of exposure. In addition, the Company is monitoring the guidance and updates provided by federal, state, and local public-health sources that set policy, and will continue adhering to state and local recommendations, as well as Centers for Disease Control and Prevention (“CDC”) guidance. In response, we have implemented a number of safety protocols. Additionally, we required our non-manufacturing employees, including our executives, to work from home from March 13, 2020 until June 1, 2020 and again from July 12, 2020 until the end of the 2020. We have continued to allow most employees flexibility in their work arrangements as a result of the Pandemic. We have had a small number of employees test positive for COVID-19, each of whom were segregated from our customers and the remaining workforce, but otherwise our processing activities have not been been materially affected by the Pandemic. Except as note above, the Pandemic, and governmental and societal responses to the Pandemic, have had only a modest impact on our ability to source and manufacture our products due to significant mitigation efforts that we have made.
Sales and Marketing
Our ability to sell our products has been hampered by the Pandemic. Our sales force is spread across the country. In many areas, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of 2020 and continuing into April. By mid-May, access restrictions to hospitals and offices of healthcare providers had eased for our sales force, and significant numbers of patients began to return for treatment, including for elective procedures. This trend continued into the third quarter of 2020, where we saw net sales in July, August, and September 2020 were generally consistent with net sales in the comparable periods from 2019 on an “as-shipped” basis. We remind the reader that we changed our method of recognizing revenue between 2019 and 2020. See Note 2, Significant Accounting Policies.
Future sales will depend on patients’ willingness to visit healthcare providers for care, and our sales force’s access to healthcare providers. Also, the severity of the Pandemic has been uneven across the country, and future waves of the outbreak of COVID-19 may have a greater impact than did the first wave depending on where infection rates are highest. We are not able to estimate COVID-19’s future effect on patient behavior and consequently future demand or the ability of providers to pay for our products. See Item 1A, Risk Factors, in our 2019 Form 10-K: “The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of COVID-19 or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.”
Selling and General Administrative Expenses
In response to these challenges, our management team initiated several actions. Most discretionary expenses were eliminated or postponed, including non-essential travel and new hires, with the exception of new hires in areas critical to the business. We negotiated additional discounts with vendors. Merit salary increases scheduled for the second quarter of 2020 were deferred. Beginning on April 5, 2020, we reduced employees’ salaries, including those of senior executives, on a sliding scale with larger reductions applied to larger salaries. The salary reductions ended June 28, 2020. We estimate that the combination of these efforts have saved the Company approximately $13 million through September 30, 2020. This has allowed us to reduce our expense base and reduce cash outlays, although we expect our margins to be temporarily reduced until sales return to normal levels.
Liquidity and Capital Resources
Refer to discussion in the Liquidity and Capital Resources section below.
Reserves and Financial Estimates
We do not expect that there will be significant changes in judgments in determining the fair value of other assets measured in accordance with U.S. GAAP. As a result of the Pandemic, we do not expect to incur any material impairments (e.g., with respect to goodwill, intangible assets, long-lived assets, right of use assets, investment securities), increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements. However, the uncertain future impacts of COVID-19 make it difficult for us to forecast future results.
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
Results of Operations
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net sales	$64,303	$88,863	$(24,560)	(27.6)%
Cost of sales	10,289	13,205	(2,916)	(22.1)%
Gross profit	54,014	75,658	(21,644)	(28.6)%
Selling, general and administrative	48,046	51,258	(3,212)	(6.3)%
Investigation, restatement and related	12,027	7,242	4,785	66.1%
Research and development	3,372	2,691	681	25.3%
Amortization of intangible assets	276	269	7	2.6%
Loss on extinguishment of debt	(8,201)	—	(8,201)	—%
Interest expense, net	(1,472)	(2,255)	783	(34.7)%
Other income, net	1	127	(126)	(99.2)%
Income tax provision (expense) benefit	(38)	309	(347)	(112.3)%
Net (loss) income	$(19,417)	$12,379	(31,796)	(256.9)%

Net Sales
We recorded net sales for the three months ended September 30, 2020 of $64.3 million, recognized on an “as-shipped” basis, a $24.6 million, or 27.6%, decrease compared to the three months ended September 30, 2019, in which we recognized revenue of $88.9 million. We remind the reader that we changed our method for recognizing revenue on September 30, 2019, and this change in accounting policy materially affects the comparison of net sales between periods. Refer to Note 2, Significant Accounting Policies, of the unaudited condensed consolidated financial statements for additional discussion regarding the Transition and Remaining Contracts. Net sales for the three months ended September 30, 2019 includes the Transition adjustment of $21.4 million. Additionally, net sales for the three months ended September 30, 2020 includes $1.0 million of revenue recognized on the Remaining Contracts.
On an “as-shipped” basis, revenue between the two periods was relatively consistent.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2020 and 2019 was $10.3 million and $13.2 million, respectively, a decrease of $2.9 million or 22.1%. As part of the Transition, the Company recognized approximately $4.0 million of deferred cost of sales during the three months ended September 30, 2019. On an “as-shipped” basis, cost of sales between the two periods was relatively consistent.
Gross profit margin for the three months ended September 30, 2020 was 84.0% compared to 85.1% for the three months ended September 30, 2019. The decrease in margin is primarily a result of higher quality standards of CGMP and lower yield.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $3.2 million, or 6.3%, to $48.0 million compared to $51.3 million for the three months ended September 30, 2019. The decrease in selling, general and administrative expenses was driven, in part, by travel restrictions implemented by the Company that caused year-over-year travel and entertainment expenses to decrease $1.9 million. The remaining decrease was driven by decreases in salaries and benefits, primarily from reduced severance expenses and fewer legal, consulting, and accounting expenses, exclusive of those recognized in investigation, restatement and related expenses.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the three months ended September 30, 2020 were $12.0 million compared to $7.2 million for the three months ended September 30, 2019. In the three months ended September 30, 2020 these costs consisted of obligations to advance litigation defense costs incurred under indemnification agreements with the Company’s former management as well as resolution costs for matters in which the Company is named. In the three months ended September 30, 2019 these costs consisted of legal and restatement expenses.
Going forward, these costs will be unpredictable, as they will consist of expenses for legal matters involving the Company, including resolution of matters and costs incurred under the indemnification agreements. Management continues to make progress in resolving open matters. Refer to Note 13, Contractual Commitments and Contingencies, of the unaudited condensed consolidated financial statements for additional discussion regarding litigation matters.
Research and Development Expenses
Our research and development expenses increased approximately $0.7 million, or 25.3%, to $3.4 million for the three months ended September 30, 2020, compared to approximately $2.8 million for the three months ended September 30, 2019. The increase was driven by consulting fees related to our clinical research efforts.
We do expect these costs to increase over time as we invest in additional clinical and scientific research supportive of future growth objectives (i.e. INDs, clinical efficacy and economic data, internal product development, and pre-clinical research).
Amortization of Intangible Assets
Amortization expense related to intangible assets was relatively flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $8.2 million for the three months ended September 30, 2020. The following items, all of which are related to the repayment and termination of our loan agreement with Blue Torch Financial, LLC (the “BT Term Loan”), comprise this activity (amounts in thousands):

Unamortized deferred financing costs	$4,528
Unamortized original issue discount	1,538
Unamortized amendment fee	671
Prepayment premium	1,439
Other fees	25
Loss on extinguishment of debt	$8,201
Interest Expense, Net
Interest expense, net was $1.5 million for the three months ended September 30, 2020 compared to $2.3 million for the three months ended September 30, 2019, a decrease of $0.8 million, or 34.7%. The difference related to the lower outstanding principal balance and lower stated interest rate on the Term Loan compared to the BT Term Loan.
Other Income, Net
Other (expense) income, net, was income of $0.1 million for the three months ended September 30, 2019. This was primarily driven by a patent infringement settlement received from a customer. Other (expense) income, net was inconsequential for the three months ended September 30, 2020.
Income Tax Provision (Expense) Benefit
The effective tax rates for the Company were (0.2)% and (2.6)% for the three months ended September 30, 2020 and September 30, 2019, respectively. These effective tax rates include the impact of discrete items of $0 and $0.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The rate remained consistent over the two periods due to the full valuation allowance recorded in both periods.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	(in thousands)
	2020	2019	$ Change	% Change
Net sales	$179,686	$222,855	$(43,169)	(19.4)%
Cost of sales	28,513	30,372	(1,859)	(6.1)%
Gross profit	151,173	192,483	(41,310)	(21.5)%
Selling, general and administrative	132,316	152,761	(20,445)	(13.4)%
Investigation, restatement and related	39,065	46,374	(7,309)	(15.8)%
Research and development	8,281	8,421	(140)	(1.7)%
Amortization of intangible assets	818	769	49	6.4%
Impairment of intangible assets	—	446	(446)	(100.0)%
Loss on extinguishment of debt	(8,201)	—	(8,201)	—%
Interest expense, net	(6,433)	(2,313)	(4,120)	178.1%
Other (expense) income, net	(2)	272	(274)	(100.7)%
Income tax provision benefit	11,239	225	11,014	4,895.1%
Net (loss) income	$(32,704)	$(18,104)	$(14,600)	80.6%

Net Sales
We recorded revenue for the nine months ended September 30, 2020 of $179.7 million, primarily recognized on an “as-shipped” basis, a $43.2 million, or 19.4%, decrease compared to the nine months ended September 30, 2019 revenue of $222.9 million, recognized primarily on a “cash-receipts” basis. We remind the reader that we changed our method for recognizing revenue on September 30, 2019, and this change in accounting policy materially affects the comparison of net sales between periods. Refer to Note 2, Significant Accounting Policies, of the unaudited condensed consolidated financial statements for additional discussion regarding the Transition and Remaining Contracts. Net sales for the nine months ended September 30, 2019 includes the Transition adjustment of $21.4 million. Additionally, net sales for the nine months ended September 30, 2020 includes $7.2 million of revenue recognized on the Remaining Contracts. Refer to Note 2, Significant Accounting Policies, of the unaudited condensed consolidated financial statements for additional discussion regarding the Transition and Remaining Contracts.
The decrease, excluding the impact of the Transition adjustment and cash collected on Remaining Contracts, primarily resulted from the Pandemic as discussed above. Due to access restrictions imposed across the country, our direct sales staff were limited in their ability to retain or generate new business. The restrictions affected all product lines, and materially impacted products across multiple sites of service, including hospital outpatient, hospital in-patient and physician office applications.
Cost of Sales and Gross Profit Margin
Cost of sales for the nine months ended September 30, 2020 was $28.5 million, a decrease of $1.9 million, or 6.1%, compared to $30.4 million for the nine months ended September 30, 2019. As part of the Transition, the Company recognized approximately $4.0 million of deferred cost of sales during the nine months ended September 30, 2019.
Gross profit margin for the nine months ended September 30, 2020 were 84.1% as compared to 86.4% for the nine months ended September 30, 2019. The decrease in gross margin was due to the cost of higher quality standards of CGMP, lower yield, and negative impact from mix.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the nine months ended September 30, 2020 decreased approximately $20.4 million, or 13.4%, to $132.3 million compared to $152.8 million for the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses was driven, in part, by a decrease in legal, consulting, and accounting expenses incurred which were not included in Investigation, restatement and related expense, which decreased $9.3 million, year-over-year. This was further aided by a temporary reduction in salaries, bonuses and other cost-containment measures implemented to mitigate the impact of the Pandemic. The decrease to salaries was reversed during July 2020. The total effect of such measures, year-over-year, was approximately $5.4 million. Travel restrictions implemented by the Company caused travel and entertainment expenses to decrease $3.7 million, year-over-year. The remaining decrease was driven primarily by lower commissions due to decreased sales.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the nine months ended September 30, 2020 decreased approximately $7.3 million, or 15.8%, to $39.1 million compared to $46.4 million for the nine months ended September 30, 2019. The decrease was driven by decreases in investigation, accounting, and consulting fees, year-over-year, due to the conclusion of the investigation in May 2019. In each period, these expenses consisted of legal fees incurred in connection with our indemnification obligations, restatement fees, and consulting fees.
Going forward, these costs will be unpredictable, as they will consist of expenses for legal matters involving the Company, including resolution of matters and costs incurred under the indemnification agreements. Management continues to make progress in resolving open matters. Refer to Note 13, Contractual Commitments and Contingencies, of the unaudited condensed consolidated financial statements for additional discussion regarding litigation matters.
Research and Development Expenses
Our research and development expenses decreased $0.1 million, or 1.7%, to $8.3 million for the nine months ended September 30, 2020, compared to $8.4 million for the nine months ended September 30, 2019. The decrease primarily related to year-over-year decreases in clinical trial activities driven by a decrease in clinical trial visits during the second quarter of 2020, brought upon by the Pandemic. This effect was offset by increases in enrollment and certain consulting costs incurred during the third quarter of 2020.

While expenses are down compared to the prior year, we do expect these costs to increase over time as we invest in additional clinical and scientific research supportive of future growth objectives (i.e. INDs, clinical efficacy and economic data, internal product development, and pre-clinical research).
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively flat between nine months ended September 30, 2020 and nine months ended September 30, 2019.
Impairment of Intangible Assets
The impairment of intangible assets of $0.4 million during the nine months ended September 30, 2019 was due to the impairment of certain customer relationship intangible assets related to Stability. Stability was divested during 2017.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $8.2 million for the nine months ended September 30, 2020. The following items, all of which are related to the repayment and termination of the BT Term Loan, comprise this activity (amounts in thousands):

Unamortized deferred financing costs	$4,528
Unamortized original issue discount	1,538
Unamortized amendment fee	671
Prepayment premium	1,439
Other fees	25
Loss on extinguishment of debt	$8,201
There was no equivalent activity during the nine months ended September 30, 2019.
Interest Expense, Net
Interest expense, net was $6.4 million for the nine months ended September 30, 2020 compared to $2.3 million for the nine months ended September 30, 2019. The difference was driven primarily by interest on our BT Term Loan, which was executed on June 10, 2019.
Other (Expense) Income, Net
Other (expense) income, net was income of $0.3 million for the nine months ended September 30, 2019 because of a patent infringement settlement received from a customer. Activity for the nine months ended September 30, 2020 was immaterial.
Income Tax Provision Benefit
The effective tax rates for the Company were 25.6% and 1.2% for the nine months ended September 30, 2020 and 2019, respectively. The change in effective tax rates was driven by modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which are expected to result in a federal tax refund of $11.3 million and an income tax benefit of the same amount.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect its financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2019 Form 10-K.  During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the unaudited condensed consolidated financial statements contained herein.

Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted Net Sales, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate such metrics may not be identical to the manner in which other companies calculate and present similar metrics. Company management uses these Non-GAAP measurements as aids in monitoring our on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
Adjusted Net Sales
Our reported net sales between periods, specifically those reported prior to and after the Transition, led to situations where we included revenue recognized on the cash basis and the “as-shipped” basis in the same period. Refer to Note 2, “Significant Accounting Policies”, of the unaudited condensed consolidated financial statements for additional details regarding the Transition. Adjusted Net Sales provides comparative assessments of our revenue and assists in evaluating our sales performance. Adjusted Net Sales consists of GAAP net sales less the effects of the revenue transition. For the three and nine months ended September 30, 2019, this includes the Transition Adjustment. For the three and nine months ended September 30, 2020, this reflects cash received from the Remaining Contracts.
A reconciliation of GAAP net sales to Adjusted Net Sales is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$64,303	$88,863	$179,686	$222,855
Effect of change in revenue recognition	(1,039)	(21,385)	(7,240)	(21,385)
Adjusted net sales	$63,264	$67,478	$172,446	$201,470
EBITDA and Adjusted EBITDA
EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, net, (iv) loss on extinguishment of debt, and (v) income tax provision.
Adjusted EBITDA is intended to provide an enduring, normalized view of EBITDA and our broader business operations that we expect to experience on an ongoing basis by removing certain non-cash items and items which may be irregular, one-time, or non-recurring from EBITDA; most significantly those expenses related to the Audit Committee Investigation and Restatement. This also includes share-based compensation, which is predominantly settled in shares. This enables us to identify underlying trends in our business that could otherwise be masked by such items.
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) loss on extinguishment of debt, (v) income tax provision, (vi) costs incurred in connection with Audit Committee Investigation and Restatement, (vii) the effect of the change in revenue recognition on net loss, (viii) impairment of intangibles, and (ix) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(19,417)	$12,379	$(32,704)	$(18,104)
Net margin	(30.2)%	13.9%	(18.2)%	(8.1)%
Non-GAAP Adjustments:
Depreciation expense	1,566	1,641	4,494	4,981
Amortization of intangible assets	276	269	818	769
Interest expense, net	1,472	2,255	6,433	2,313
Loss on extinguishment of debt	8,201	—	8,201	—
Income tax provision expense (benefit), net	38	(309)	(11,239)	(225)
EBITDA	(7,864)	16,235	(23,997)	(10,266)
EBITDA margin	(12.2)%	18.3%	(13.4)%	(4.6)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	12,027	7,242	39,065	46,374
Effect of change in revenue recognition	(893)	(18,577)	(6,226)	(18,577)
Impairment of intangible assets	—	—	—	1,258
Share-based compensation	3,669	2,686	11,452	9,199
Adjusted EBITDA	$6,939	$7,586	$20,294	$27,988
Adjusted EBITDA margin	10.8%	8.5%	11.3%	12.6%
Adjusted EBITDA, % of Adjusted Net Sales	11.0%	11.2%	11.8%	13.9%
Discussion of Cash Flows
Operating Activities
Net cash used in operations during the nine months ended September 30, 2020 increased approximately $3.7 million to approximately $20.0 million, compared to $16.3 million for the nine months ended September 30, 2019. The increase in cash used was primarily related to legal settlement payouts, severance payouts to former executives, and interest payments on our various loan agreements. These effects were partially offset by improvements in operating results, exclusive of recorded effects resulting from the Transition during the nine months ended September 30, 2019. This improvement was driven primarily by reductions in expenses related to the Audit Committee Investigation and related Restatement.
Investing Activities
Net cash for investing activities during the nine months ended September 30, 2020 was $2.3 million of cash used for investing activities, compared to $1.3 million of cash provided by investing activities for the nine months ended September 30, 2019. Activity for the nine months ended September 30, 2019 was driven by collection on our note receivable from Stability of $2.7 million. The remaining difference was primarily year-over-year increases in capital expenditures of approximately $1 million, driven by investments made by the Company toward CGMP compliance.
Financing Activities
Net cash provided by financing activities decreased $1.2 million to $62.8 million during the nine months ended September 30, 2020 compared to $64.0 million of cash provided during the nine months ended September 30, 2019. Cash provided by financing activities during the nine months ended September 30, 2020 included proceeds on the sale of the Company’s Series B Convertible Preferred Stock of $93.4 million, net of stock issuance costs. In addition, the Company received $46.7 million of proceeds in connection with the Term Loan, net of original issue discount and deferred financing costs. These proceeds were used in combination with one another to repay the remaining principal balance and prepayment premium on the Company’s BT Term Loan of $73.4 million.
By comparison, activity during the nine months ended September 30, 2019 approximately $66.1 million of proceeds from our BT Term Loan, net of deferred financing costs and original issue discount.

The remaining variance was driven by approximately $0.9 million of incremental principal payments on the BT Term Loan during the nine months ended September 30, 2020, as well as a $1.2 million in period-over-period increase in stock repurchases for tax withholding. The remaining variance was the result of year-over-year changes in stock option activity.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. The table below summarizes the amounts and estimated timing of these future cash payments as of September 30, 2020 (amounts in thousands).

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Hayfin Term Loan Principal	$50,000	$—	$—	$50,000	$—
Hayfin Term Loan Interest	19,869	4,182	8,365	7,322	—
There were no material changes to our operating lease obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
On July 2, 2020, we completed a capital raise through the Preferred Stock Transaction (as defined in Note 10, “Equity,” above) and the Term Loan (as defined in Note 8, “Long Term Debt,” above). We expect to use the proceeds from these transactions to implement our strategic priorities, including for capital investments, take steps to achieve CGMP compliance, advance our IND applications, pursue BLAs for certain of our micronized products, and to settle certain legal matters.
As of September 30, 2020, the Company had approximately $109.6 million of cash and cash equivalents. The Company reported total current assets of approximately $171.5 million and total current liabilities of approximately $57.3 million at September 30, 2020, which represents a current ratio of 3.0 as of September 30, 2020.
Our Common Stock was suspended from trading on The Nasdaq Capital Market effective November 8, 2018 and subsequently was delisted from trading on The Nasdaq Capital Market in March 2019. The Nasdaq Stock Market LLC approved the Company’s application for listing its Company's common stock and it resumed trading on the Nasdaq Stock Market at the opening of trading on November 4, 2020 under the symbol "MDXG".
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
On July 2, 2020, we executed a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP, which was funded on July 2, 2020 and that provided us with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”) and an additional $25 million delayed draw term loan ((the “DD TL”, collectively, the “Credit Facilities”) in the form of a committed but undrawn facility that is available for drawdown until June 30, 2021. The Term Loan and the DD TL mature on July 2, 2025 (the “Maturity Date”). The Term Loan and the DD TL have no fixed amortization (i.e. interest only through the Maturity Date).
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•
Maximum Total Net Leverage Ratio of 5.0x through December 31, 2020, reduced to 4.5x through June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis,

•	Delayed Draw Term Loan Incurrence Covenant (as defined in the Hayfin Loan Agreement) of 3.5x Total Net Leverage, tested prior to any drawings under the DD TL, and

•	Minimum Liquidity (as defined in the Hayfin Loan Agreement) of $10 million, an at-all times, financial covenant tested monthly.

We are in compliance with these financial covenants as of September 30, 2020.
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
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities, as well as any challenges and uncertainties surrounding our operating results which may arise due to the COVID-19 Pandemic, for the 12 months from November 4, 2020.
Share Repurchases
During the three months ended September 30, 2020, we repurchased 14,123 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these, we did not repurchase any shares of our common stock for the three months ended September 30, 2020. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contingencies
See Note 13 to our condensed consolidated financial statements in Part I, Item 1 herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2020.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at September 30, 2020, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2019 Form 10-K.
Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2020 were not effective, and notwithstanding the identified material weaknesses in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management's belief is based on a number of factors, including the remediation actions described below.

Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as disclosed under “Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting” below, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the Pandemic. On an ongoing basis, we are monitoring and assessing the impact of COVID-19 and the related remote working situation on our internal controls to minimize the impact on the design and operating effectiveness of internal controls.
Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
As discussed in Item 9A, "Controls and Procedures" of our 2019 10-K, we identified unremediated material weaknesses related to the Control Environment and Control Activities elements established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework" ) as of December 31, 2019. Prior to December 31, 2019, we designed and implemented new controls specific to our information and technology system to remediate identified material weaknesses, specifically, management performed a comprehensive review of permissions and profiles within each information technology (“IT”) application that is significant to the Company's financial reporting objectives, and subsequently reconfigured profiles with appropriate permissions to better align with job responsibilities and enforce segregation of duties. Once user profiles and their associated permissions were reconfigured, management employed procedures to ensure the continued appropriateness of all applicable system and network access. This objective was achieved through the performance of periodic user access reviews and the enhancement of procedures related to the granting and removing of system and network access. Due to the timing of the design and implementation of these controls during the fourth quarter of 2019, however, there was insufficient time to consistently execute against their design as of December 31, 2019. During the third quarter of 2020, we executed the newly designed controls specific to the IT system.
Our material weakness remediation efforts have not been limited to our IT general control environment, as we have also implemented either new or newly enhanced controls within numerous business processes throughout the year. These control enhancement initiatives have resulted in improvements to a variety of transactional areas that impact significant account balances and financial statement line items, including (but not necessarily limited to) revenue, inventory, capital assets, income taxes, purchasing, and the treasury function. More pervasive control activities, such as entity level controls and controls inherent to the financial reporting and close process, have also been subject to enhancement during the first three quarters of 2020, as during this period we have formalized accounting policies, introduced additional layers of independent reviews by appropriately qualified individuals, and improved the precision and timeliness of reviews applied to various financial result analyses.
We will continue to evaluate the results of our control assessments and testing procedures to determine whether the new controls have been designed appropriately and are operating effectively, and whether the material weakness has been remediated. We expect that our remediation efforts will continue for all identified material weaknesses through 2020 as described in our remediation plan and status in Item 9A, “Controls and Procedures” of our 2019 10-K.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2019 Form 10-K and in Part II, Item 1A. of our Form 10-Q for the period ended June 30, 2020 filed with the SEC on August 4, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On June 30, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or “Securities Purchase Agreement”) with Falcon Fund 2 Holding Company, L.P. (the “EW Purchaser”), an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin Capital Management LLP (the “Hayfin Purchasers” and together with the EW Purchaser, the “Purchasers”), in connection with the offering, issuance, and sale of (1) 90,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to the EW Purchaser for an aggregate purchase price of $90,000,000, and (2) 10,000 shares of Series B Preferred Stock in the aggregate to the Hayfin Purchasers for an aggregate purchase price of $10,000,000, in each case on the terms and subject to the conditions of the Purchase Agreement (such shares, the “Purchased Shares” and such transaction, the “Preferred Stock Transaction”). The Company completed the Preferred Stock Transaction on July 2, 2020. J.P. Morgan Securities LLC acted as placement agent for the offering. The Series B Preferred Stock was offered to a small number of institutional investors in a transaction exempt under Section 4(a)(2) of the Securities Act of 1933, as amended, and certain rules and regulations thereunder. The Company received an aggregate of $95.8 million net of aggregate underwriting discounts or commissions of $4.0 million and placement agent expenses of $0.2 million. The proceeds from the sale of the Preferred Stock Transaction have or will be used to repay outstanding debt, for working capital and general corporate purposes, and to pay transaction fees, costs and expenses incurred in connection with the transactions contemplated by the Purchase Agreement. The Company previously described the Preferred Stock Transaction in Item 9B, “Other,” of its Annual Report on Form 10-K for the year ended December 31, 2019, which it filed on July 6, 2020, which disclosures are incorporated herein by reference.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2020:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Total amount remaining July 1, 2020				$—
July 1 - July 31, 2020	13,296	$5.50	—	$—
August 1 - August 31, 2020	827	$6.65	—	$—
September 1 - September 30, 2020	—	$—	—	$—
Total for the quarter	14,123	$5.57	—
(a) Shares repurchased during the quarter include only shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
(b) Arrearages. As of September 30, 2020, the Company calculated accumulated dividends of $997,260 in respect of the outstanding shares of Series B Preferred Stock. In accordance with the terms thereof, the Company elected to accumulate, rather than pay, such accumulated dividends.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of MiMedx Group, Inc., together with Articles of Amendment (i) effective each of May 14, 2010; August 8, 2012, November 8, 2012; and May 15, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 1, 2017), (ii) effective November 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed on November 7, 2018), and (iii) effective July 1, 2020 (incorporated by reference to Exhibit 3.4 to Registrant’s Form 10-Q for the period ended March 31, 2020 filed July 6, 2020).

3.2	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
10.1
Registration Rights Agreement dated as of July 2, 2020, by and between MiMedx Group, Inc. and Falcon Fund 2 Holding Company, L.P., incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed July 6, 2020.

10.2*#	Employment Offer Letter between the Company and Rohit Kashyap dated as of July 23, 2020.
10.3*#	Employment Offer Letter between the Company and Robert B. Stein effective August 1, 2020.
10.4*#	Form of Non-Employee Restricted Stock Award Agreement (vest into retirement).
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2020	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer