Form 10-K
period 2020-12-31
MIMEDX GROUP, INC.
filed 2021-03-08
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) was approximately $537.7 million based upon the last sale price ($5.40) of the shares as reported on the OTC Pink Market on such date.
There were 111,261,154 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2021.
Documents Incorporated By Reference

Portions of the proxy statement relating to the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

PART I
EXPLANATORY NOTE
As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Prior Investigation and Restatement
In February 2018, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) retained independent legal counsel to assist it in conducting an independent investigation into current and prior-period matters relating to allegations regarding certain sales and distribution practices at the Company and certain other matters (the “Investigation” or the “Audit Committee Investigation”). The Investigation focused primarily on the following areas: (1) the Company’s revenue recognition practices; (2) revenue management activities; (3) actions taken against whistleblowers; (4) tone set by former senior management and (5) Anti-Kickback Statute and related allegations.
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

Important Cautionary Statement Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus, as illustrated by our current business priorities and our ability to implement these priorities;
•our ability to access capital sufficient to implement our current business priorities;
•our expectations regarding our ability to fund our ongoing and future operating costs;
•our expectations regarding future income tax liability;
•the advantages of our products and development of new products;
•our expectations regarding the size of the potential market and any growth in such market;

•our expectations regarding the regulatory pathway for our products, including our existing and planned investigative new drug application and pre-market approval requirements; current plans, designs, expected timelines, and expectations for success for our clinical trials; and current plans, designs, expected timelines, and expectations for success for regulatory approval of certain of our products including in some cases Biological License Applications (“BLAs”);

•our expectations regarding ongoing regulatory obligations and oversight and the changing nature thereof impacting our products, research and clinical programs, and business, including those relating to patient privacy.

•our expectations regarding our ability to manufacture certain of our products in compliance with current Good Manufacturing Practices (“CGMP”);
•our expectations regarding costs relating to compliance with regulatory standards, including those arising from our clinical trials, pursuit of BLAs, and CGMP compliance;
•the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for our products.

•our ability to continue marketing our micronized products and certain other products during and following the end of the period of enforcement discretion announced by the United States Food and Drug Administration (“FDA”);
•expectations regarding government and other third-party coverage and reimbursement for our products;
•expectations regarding future revenue growth;
•our belief in the sufficiency of our intellectual property rights in our technology;
•our ability to procure sufficient supplies of human tissue to manufacture and process our products;
•the outcome of pending litigation and investigations;
•our ability to remain in compliance with Securities and Exchange Commission (the "SEC") reporting obligations and Nasdaq listing requirements;
•ongoing and future effects arising from the Audit Committee Investigation, the Restatement, and related litigation;
•ongoing and future effects arising from the COVID-19 pandemic (“COVID-19”) on our business, employees, suppliers and other third parties on which we rely, and our responses intended to mitigate such effects;

•demographic and market trends;
•our plans to remediate the identified material weaknesses in our internal control environment and to strengthen our internal control environment;

•our expectations regarding research and development costs, including those arising from filing additional investigative new drug applications and pursuing new BLAs; and
•our ability to compete effectively.
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
Estimates and Projections
This discussion includes certain estimates, projections and other statistical data. These estimates and projections reflect management’s best estimates based upon currently available information and certain assumptions we believe to be reasonable. These estimates are inherently uncertain, subject to risks and uncertainties, many of which are not within our control, have not been reviewed by our independent auditors and may be revised as a result of management’s further review. In addition, these estimates and projections are not a comprehensive statement of our financial results, and our actual results may differ materially from these estimates and projections due to developments that may arise between now and the time the results are final. There can be no assurance that the estimates will be realized, and our results may vary significantly from the estimates, including as a result of unexpected issues in our business and operations. Accordingly, you should not place undue reliance on such information. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. See Item 1A — Risk Factors for further information.

Item 1. Business

Overview

MiMedx is an industry leader in utilizing birth tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we have both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary processing methods, including the PURION® process. We employ Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce our allografts. MiMedx provides products primarily in the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare. All of our products are regulated by the FDA.

At MiMedx, our vision is to advance regenerative science and innovative biologics that restore quality of life. Our mission is to improve people’s health and lives through innovation that makes healing possible. By advancing rigorous science and increasing access to evidence-based regenerative technologies, we elevate the standard of care. Our commitment to the highest quality standards maximizes our potential to reduce cost to the healthcare system and restore quality of life. Character, Customer Orientation, Innovation, Collaboration and Stewardship are our core values.

MiMedx is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce therapies to treat another person (the recipient). MiMedx has supplied over two million allografts, through both direct and consignment shipments. Our platform technologies include AmnioFix®, EpiFix®, EpiCord®, AmnioCord® and AmnioFill®. AmnioFix and EpiFix are our tissue allografts derived from the amnion and chorion layers of the human placental membrane. EpiCord and AmnioCord are tissue allografts derived from umbilical cord tissue. AmnioFill is a particulate product comprised of placental connective tissue matrix, derived from the placental disc and placental membranes.

Our EpiFix and EpiCord sheet product lines are promoted for external use, such as in advanced wound care applications, while our AmnioFix, AmnioCord and AmnioFill products are positioned for surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions. We describe these in greater detail below under the heading “Our Product Portfolio.”

2017 FDA Guidance. The products we sell are regulated by the FDA. Generally, our products are regulated as Human Cells, Tissues and Cellular and Tissue – Based Products (“HCT/Ps”), which do not require pre-market clearance or approval by the FDA and are subject solely to Section 361 of the Public Health Service Act (“Section 361”) and related regulations. However, in November 2017 the FDA published a series of related guidances, including one entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue–Based Products: Minimal Manipulation and Homologous Use – Guidance for Industry and Food and Drug Administration Staff” (the “Guidance”). The Guidance established an updated framework for the FDA’s regulation of cellular and tissue-based products. Among other things, the guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation solely under Section 361 (“Section 361 HCT/Ps”) from those cellular and tissue-based products considered to be drugs, devices, and/or biological products (“Section 351 HCT/Ps”) subject to licensure under Section 351 of the Public Health Service Act (“Section 351”) and related regulations.

Effect on Our Products. Under the Guidance, we expect that the FDA will continue to regulate our amniotic membrane sheet products (AmnioFix, EpiFix, EpiBurn and EpiXL) as Section 361 HCT/Ps so long as the claims we make for them are consistent with the Section 361 framework. We expect, however, that the FDA will regulate certain of our other products, such as our micronized products (AmnioFix Injectable and EpiFix Micronized) as Section 351 HCT/Ps. We also expect other products, like AmnioFill, to be regulated under Section 351.

Enforcement Discretion. The Guidance stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to the Investigative New Drug (“IND”) application and pre-market approval requirements for certain HCT/Ps through November 2020. However, in July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. In doing so, the FDA stated, “This will give manufacturers additional time to determine if they need to submit an investigational new drug (IND) or marketing application and, if such an application is needed, to prepare the IND or marketing application. Such additional time is warranted in light of COVID-19, which has presented unique challenges in recruiting clinical trial participants and carrying out clinical trials.”

We believe this to mean that, through May 31, 2021, the FDA does not intend to enforce certain provisions as they currently apply to certain entities or activities. The FDA has stated that this period of enforcement discretion is intended to give sponsors time to evaluate their products, have a dialogue with the agency and, if necessary, begin clinical trials and file the appropriate pre-market applications to transition products that had been marketed as Section 361 HCT/Ps into compliance with Section 351. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses might be subject to immediate enforcement action.

During the Period of Enforcement Discretion. We have continued to market our micronized products (AmnioFix Injectable and EpiFix Micronized) and our particulate product (AmnioFill) under this policy of enforcement discretion, while at the same time pursuing Biologics License Applications (“BLAs”) for certain of our micronized products.

We have already filed INDs for three indications for our micronized product, AmnioFix Injectable: plantar fasciitis, knee osteoarthritis, and Achilles tendonitis, and have been conducting clinical trials. We also intend to file the appropriate investigative application for both AmnioFill and for EpiFix Micronized, as well as an additional IND for AmnioFix Injectable in the first half of 2021; we are currently in the clinical trial design and planning stage, but have not yet initiated any clinical trials in furtherance of any additional regulatory approvals for these products.

Efforts to Seek Extension of Enforcement Discretion Period. MiMedx is actively engaging with the FDA to extend its enforcement discretion period beyond May 2021 to allow for the continued marketing of the potentially affected products in accordance with an agreed upon transition plan. However, there is no guarantee that the FDA will grant an extension, and even if issued, such an extension may be limited to the products, doses, and indications that are subject to clinical trials. See discussion below - “Risk Factors” under the heading “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive, and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”

Post-Enforcement Discretion. Following the period of enforcement discretion, we may need to cease selling our micronized products and other products regulated under Section 351 until the FDA grants pre-market approval, and then we will only be able to market such products for indications that have been cleared or approved by the FDA. The loss of our ability to market and sell our micronized products would have a material adverse impact on our revenues, earnings and financial position. In 2020, revenues from all micronized products and AmnioFill were $32.8 million, or approximately 13% of our total revenue. Similarly, if the FDA determines that our umbilical cord products, EpiCord, EpiCord Expandable, and AmnioCord, do not meet the requirements for regulation solely under Section 361, then the products will be regulated under Section 351 and pre-market clearance or approval will be required. In 2020, revenues from umbilical cord-derived products was $16.6 million. See discussion below – “Risk Factors” under the heading “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive, and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”

Most of our revenues are generated by wound care applications. We have focused our priorities on initiatives across our Commercial, Operations and Research & Development organizations that position us to exceed 10% year-over-year adjusted net sales growth in our core business, and enhance the probability of success for our late-stage pipeline. In the first half of 2021, we plan to continue executing our commercial strategy, complete the conversion of our manufacturing and quality systems toward compliance with the CGMP requirements that apply to Section 351 products, and continue to maintain a dialogue with the FDA in advance of the end of the period of enforcement discretion. We are advancing our therapeutic biologics pipeline to achieve FDA approvals for specific clinical indications, including areas of musculoskeletal degeneration and other areas of unmet clinical need. See the discussion below – “Clinical Trials” for more information.

Our History

Our current business began on February 8, 2008 when Alynx, Co., our predecessor company, acquired MiMedx, Inc., a development-stage medical device company, the assets of which included licenses to two development-stage medical device technology platforms which we do not currently market. On March 31, 2008, Alynx, Co. merged into MiMedx Group, Inc., a Florida corporation and wholly-owned subsidiary that had been formed for purposes of the merger, with MiMedx Group, Inc. as the surviving corporation in the merger. In January 2011, we acquired all of the outstanding equity interests of Surgical Biologics, LLC (n/k/a MiMedx Tissue Services, LLC).

Recent Developments

SEC Matters and Corporate Matters

On March 17, 2020, we filed our annual report for the year ended December 31, 2018 which included restated financial statements. On July 6, 2020, we filed our annual report for the year ended December 31, 2019, three quarterly reports for 2019, and our quarterly report for the period ended March 31, 2020. By doing so, we became current in our periodic reporting obligations with the SEC.

We also held our 2019 annual meeting of shareholders on August 31, 2020 and our 2020 annual meeting of shareholders on November 20, 2020.

Relisting of Common Stock and Related Matters

On November 4, 2020, The Nasdaq Stock Market LLC (“Nasdaq”) relisted our common stock (“Common Stock”). Previously, Nasdaq had suspended our Common Stock from trading on November 8, 2018 and subsequently delisted our Common Stock effective March 8, 2019 due to our failure to remain current in our SEC reporting obligations.

Additions to our Management and Board of Directors

Since June 2018, most of our executive leadership team has changed.
•The Board appointed Timothy R. Wright as Chief Executive Officer, effective as of May 13, 2019.
•On December 2, 2019, William “Butch” Hulse IV joined the Company as General Counsel and Secretary.
•Effective March 18, 2020, the Board appointed Peter M. Carlson as Chief Financial Officer.
•On May 1, 2020 the Board appointed William L. Phelan as Chief Accounting Officer.
•On July 28, 2020, the Board appointed Rohit Kashyap, Ph.D. Executive Vice President and Chief Commercial Officer.
•On August 10, 2020, the Board appointed Robert B. Stein, M.D., Ph.D. Executive Vice President, Research and Development.

In addition, we welcomed four new directors to our Board of Directors in 2020. Pursuant to the Preferred Stock Transaction described below, we increased the size of our Board of Directors, and Martin P. Sutter and William A. Hawkins III were appointed to serve as Preferred Directors effective July 2, 2020. At the 2020 Annual Meeting held on November 20, 2020, shareholders elected Dr. Michael Giuliani and Dr. Cato Laurencin to the Board. Also, Dr. Phyllis Gardner will join the Board effective immediately following the filing of this report. As a result, all of our current directors have joined the Board as new members since May 2019.

Financing Transactions

On July 2, 2020, we issued shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”). On July 2, 2020, we also borrowed an aggregate of $50 million pursuant to the loan agreement, dated as of June 30, 2020 (the “Hayfin Loan Agreement”), by and among the MiMedx Group, Inc., certain of our subsidiaries, Hayfin Services LLP and other funds managed by Hayfin Capital Management LLP, and obtained an additional committed but undrawn $25 million facility pursuant to the Hayfin Loan Agreement (collectively, the “Hayfin Loan Transaction”). A significant portion of the proceeds from these transactions was used to repay the outstanding balance of principal and accrued but unpaid interest, and prepayment premium, under existing indebtedness. For further information regarding the Preferred Stock Transaction, see Item 8, Note 10 “Equity.” For further information regarding the Hayfin Loan Agreement and the repayment of our prior indebtedness, see Item 8, Note 8 “Long-Term Debt.”

Government Investigations and Litigation

On April 6, 2020, we announced that we had finalized a settlement with the Department of Justice (the “DOJ”), resolving an investigation concerning the accuracy of commercial pricing disclosures to the United States Department of Veterans Affairs (the “VA”) for one of our products in connection with our Federal Supply Schedule contract, and a related qui tam action filed in Minnesota. We self-disclosed the matter to the VA Office of Inspector General (VA-OIG) in November 2018, prior to our knowledge of the qui tam suit or any underlying government investigation and, as the DOJ acknowledged in the settlement agreement, we cooperated with the government’s investigation into the matter. Without admitting the allegations, we agreed to pay $6.5 million to the DOJ to resolve the matter. Previously, we disclosed that we had accrued an amount to cover the settlement and anticipated related expenses in our annual report on Form 10-K for the year ended December 31, 2018.

On January 11, 2021, we provided an update regarding the United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) Investigation into, among other things, our recognition of revenue and practices with certain distributors and customers. The USAO-SDNY recently advised us, based on the USAO-SDNY’s current understanding of facts, that it does not intend to pursue further action or remedies against us.

On September 9, 2020, we reached a settlement of three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On December 21, 2020, the Court approved the settlement.

Pursuant to the Florida Business Corporation Act and indemnification agreements with its former Chairman and CEO, Parker H. “Pete” Petit, and former COO, William Taylor, the Company has advanced defense costs to Petit and Taylor in connection with certain legal proceedings arising from their corporate status as former directors and officers of the Company. Following the jury verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud, on January 12, 2021, the Company filed suit in the Eleventh Judicial Circuit of Florida in and for Miami-Dade County (MiMedx Group, Inc. v. Petit and Taylor) seeking (1) a declaratory judgment that a conviction of Petit and Taylor means the Company has no further obligation to indemnify or advance expenses to them, (2) reimbursement of amounts previously advanced to Petit and Taylor, and (3) any other relief deemed just and proper by the court. Given the inherent difficulty of predicting the outcome of litigation, the Company cannot estimate recoveries, ranges of recoveries, losses or ranges of losses in these proceedings, nor can it predict whether it may be required to continue to indemnify or advance defense costs to Petit and Taylor.

For more information see the discussion included in Item 8 -- Note 14, “Commitments and Contingencies.”

Current Business Priorities and Strategy

As a pioneer in placental biologics, we have both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline of products to decrease pain and improve function in patients with degenerative musculoskeletal conditions. Within the advanced wound care sector, there is significant unmet patient need, due to an aging population, an increasing incidence of obesity and diabetes, and other contributing comorbidities that result in a higher susceptibility to non-healing chronic wounds. These demographics extend into the musculoskeletal sector as well, and the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. By incorporating a strategy to advance the underlying placental science and more rigorously establish the clinical and economic effectiveness of our products, we believe the Company can differentiate the value of our portfolio and address multiple areas of significant unmet clinical need. We have focused our priorities on initiatives across our Commercial, Operations and Research & Development organizations that position the Company to exceed 10% growth in our core business, and enhance the probability of success for our late-stage pipeline.

Within our core business, the Company’s focus is on demonstrating the value of our existing portfolio, increasing the effectiveness and efficiency of our sales force using intensive analytics, and deploying clinical support and economic data to educate healthcare professionals on the efficacy of our products. In early 2021, we completed a redesign of our sales force, intended to structure personnel and territories to capitalize on new opportunities, drive efficiencies, and reward long-term territory growth through adjustments in our sales compensation structure. Over the course of the year, we plan to increase the number of sales personnel by approximately 10%, and to increase the number of Medical Science Liaisons to further support medical education initiatives. Initiatives designed to expand the market include increasing disease state awareness, improving patient understanding of available treatment options, and leveraging recent reimbursement coverage and the Company’s favorable mention in a February 2020 Agency for Healthcare Research and Quality (AHRQ) report.

The Company is also focused on advancing our late-stage pipeline and accelerating efforts toward seeking FDA approval for AmnioFix Injectable, also designated as micronized dehydrated human amnion/chorion membrane (“mdHACM”), to treat musculoskeletal degeneration across multiple indications. As a significant area of focus and investment for MiMedx, we are progressing clinical, manufacturing, and quality initiatives, in support of mdHACM as a biologic with broad potential across a range of large and growing clinical indications. We are aligning voice-of-customer input, market intelligence, industry expertise and additional resources as inputs to our commercialization strategy for these products. In parallel, we are continuing to proactively communicate with the FDA. We are preparing to request and schedule End-of-Phase meetings with the FDA to review our progress with ongoing clinical trials, and outline the proposed next steps, including plans to accelerate a Phase 3 clinical trial for knee osteoarthritis. The timing for this meeting will be dependent upon FDA feedback and availability.

Our planned investments in Research and Development throughout 2021 are designed to advance our late-stage pipeline and support our core market growth objectives. We intend to publish additional peer-reviewed clinical, scientific and economic data that further reinforce the differentiation of our products and expand the utility of the Company’s placentally-derived products in other clinical applications throughout the care continuum. In addition, we are enhancing business and product development efforts, targeting new applications and potential products that fit within our framework of innovative technologies backed by rigorous science, that elevate the standard of care.

Our Product Portfolio

We sell our placenta-based allograft products under our own brands and, on a limited basis, through a private label or original equipment manufacturer (“OEM”) basis. We maintain strict controls on quality at each step of the manufacturing process beginning at the time of procurement. Our Quality Management System has long been focused on compliance with the American Association of Tissue Banks’ (“AATB”) standards and the FDA’s current Good Tissue Practices (“CGTP”), and we are strengthening our controls for future BLA products through the implementation of our current Good Manufacturing Practices (“CGMP”) program. We believe the implementation of CGMP will provide benefits throughout our entire product portfolio, and add to our competitive differentiation.

EpiFix

Our EpiFix allograft is a semi-permeable protective barrier membrane product comprised of dehydrated human amnion/chorion membrane that may be used in the treatment of chronic wounds, including diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), pressure ulcers and burns. EpiFix is available in a variety of sizes that can be used appropriately for wounds of varying sizes.

MiMedx also has a micronized version of this product. As further discussed below under the heading “Government Regulation -Recent FDA Guidance and Transition Policy for HCT/Ps,” the FDA clarified in its 2017 guidance that it regards micronized placental membrane products as subject to FDA licensure as biological products under Section 351. We intend to file the appropriate investigative application with the FDA for EpiFix Micronized in the first half of 2021 for potential application in DFUs or other areas of advanced wound care, and are currently in the clinical trial design and planning stage, but have not yet initiated any clinical trials in furtherance of any regulatory approvals.

AmnioFix

Our AmnioFix allograft is a semi-permeable protective barrier membrane product comprised of dehydrated human amnion/chorion membrane that may be used in the treatment of wounds related to surgical procedures. AmnioFix is configured in a variety of sizes for internal use. Currently, we offer AmnioFix as sheet products in a range of sizes and in a micronized format as AmnioFix Injectable.

•AmnioFix sheet form is used in a variety of surgical wound repair and internal surgical procedures. It is primarily used in lower extremity repair, spine, orthopedic, sports medicine, gastrointestinal, urologic, and other general surgery applications.

•AmnioFix Injectable is supplied in micronized powder form and is reconstituted with 0.9% sterile saline for injection. This product is our lead BLA candidate. We are studying the product’s potential to address musculoskeletal degeneration across multiple indications. We have three on-going late-stage randomized controlled studies under open INDs, evaluating AmnioFix Injectable in plantar fasciitis, Achilles tendonitis and knee osteoarthritis. We currently are in Phase 3 for plantar fasciitis and Achilles tendonitis and in Phase 2B for knee osteoarthritis.

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

In September 2020, we launched EpiCord Expandable as the latest advancement in our product portfolio. EpiCord Expandable is the first and only expandable allograft derived from the umbilical cord. The allograft can expand to twice its size, conforming to uneven surfaces and deep wounds, and is thick enough to allow for suturing as needed to keep the graft in place. This new placental tissue allograft provides healthcare professionals an additional option to support the advanced wound care needs of their patients with larger, chronic, and hard-to-heal wounds. As the wound progresses toward closure, a healthcare professional can transition to other products in our portfolio, including EpiCord or EpiFix as needed for additional sizes that can be used appropriately to best accommodate the size of the wound.

AmnioFill

AmnioFill consists of particles of connective tissue matrix derived from placental disc and placental membranes, and is used to replace or supplement damaged integumental tissue. Its primary application is in larger and uneven wound surfaces, or deep/tunneling wounds including pressure ulcers. Similar to our other micronized products, we are transitioning AmnioFill to recognize its regulation under Section 351, per FDA’s 2017 guidance on HCT/Ps, and are working towards pre-market approval. We are currently in the clinical trial design and planning stage but have not yet initiated any clinical trials in furtherance of any regulatory approvals for AmnioFill.

OEM Products

We sell a selection of allografts on an OEM basis pursuant to an agreement under which we have granted a third party an exclusive license to some of our technology for use in dental applications. Other than dental applications, we have only a small number of OEM relationships.

We continue to research new opportunities for amniotic and other placental tissue, and we have several additional offerings in various stages of conceptualization and development.

Placenta Donation Program

We partner with physicians and hospitals to recover donated placental tissue. Through our donor program, a mother who delivers a healthy baby via a scheduled Caesarean section can donate her placenta and umbilical cord tissue in lieu of having it discarded as medical waste. After consent for donation is obtained, a blood sample from each donor is tested for communicable diseases, and the donor is screened for risk factors in order to determine eligibility in compliance with federal regulations and AATB standards. We operate a licensed tissue bank that is registered as a tissue establishment with the FDA, and we are an accredited member of the AATB. All donor records and test results are reviewed by our Medical Director and staff prior to the release of the tissue for distribution. However, see discussion below, “Risk Factors” under the heading “The products we manufacture and process are derived from human tissue and therefore have the potential for disease transmission.”

We have developed a large, geographically diverse, network of hospitals that participate in our placenta donation program, and we employ a dedicated staff that work with these hospitals. We also utilize third-party providers of placenta donations on an as-needed basis to mitigate business risk. We believe that we will be able to obtain an adequate supply of tissue to meet anticipated demand. However, see discussion below “Risk Factors” under the heading “Our products depend on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.”

Processing (Manufacturing)

The Company has developed and patented a unique and proprietary technique (PURION) for processing allografts from the donated placental tissue. This technique specifically focuses on preserving the tissue’s natural growth factor content and regulatory proteins, and maintaining the structure and collagen matrix of the tissue. Our patented and proprietary processing method employs aseptic processing techniques in addition to terminal sterilization for increased patient safety. Despite starting with similar placental tissues, all placental tissue products and processes are not the same – we believe that our proprietary process preserves more of the natural beneficial characteristics of the tissue than the processes used by many of our competitors.

The PURION process produces an allograft that retains the tissue’s inherent biological properties (cytokines, chemokines, growth factors, etc.) found in the placental tissue and produces an allograft that is safe and easy for healthcare providers to use. The allograft can be stored at room temperature and has a five-year shelf life. Each sheet allograft incorporates specialized visual embossments that assist the health care practitioner with allograft placement and orientation.

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

Our facilities are subject to periodic unannounced inspections by regulatory authorities and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. We are registered with the FDA as a tissue establishment and are subject to the FDA’s CGTP quality program regulations, state regulations and regulations promulgated by various regulatory authorities outside the United States. The Company’s most recent FDA inspection for compliance with CGTP regulations, which took place in September 2018, resulted in no observations and a no action indicated (NAI) rating, which is the most favorable designation the FDA provides after an inspection.

In recent years, the FDA has clarified through inspection activity, letters to industry, and guidance documents its expectation that certain human tissue products, including product types manufactured by MiMedx, meet additional requirements that apply to traditional biological products, such as BLA approval and CGMP compliance beginning in May 2021. The guidance documents apply to products offered by many companies, not just MiMedx, and the guidance has implications for manufacturing processes, among other things. For example, the FDA generally requires products subject to Section 351 to be manufactured in compliance with CGMPs. After the end of the enforcement discretion period, these products will be subject to CGMP compliance. The Company is developing and enhancing systems to meet these requirements, and intends to complete those efforts by May 2021, although there is no guarantee that the Company will be able to meet the requirements by such date, or at all. In December 2019, the FDA conducted CGMP inspections at our Marietta, Georgia and Kennesaw, Georgia processing facilities. The FDA issued a Form FDA 483 (“483”), which is a list of inspectional observations, at the conclusion of each inspection. Specifically, the FDA issued a 483 consisting of 9 observations at our Marietta, Georgia processing facility, and a 483 consisting of 14 observations at our Kennesaw, Georgia processing facility. MiMedx timely responded to the FDA regarding each observation, providing substantive responses to all of the observations. The Company’s response included completed and planned actions to address each observation, and as of the date of this filing, all of these remedial actions are now complete. In January 2021, the FDA classified its December 2019 inspection of our Kennesaw, Georgia facility as “VAI,” or voluntary action indicated, which means objectionable conditions or practices were found in their December 2019 inspection but the agency is not taking or recommending any administrative or regulatory actions. The FDA has not yet categorized its December 2019 inspection of our Marietta, Georgia facility.

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

Patents and Patent Applications

Due to the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of the filing of this Form 10-K, in addition to international patents and patent applications, we own 58 U.S. patents related to our amniotic tissue technology and products, and 33 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office. The vast majority of our domestic patents covering our core amniotic tissue technology and products will not begin to expire until August 2027. See discussion below – “Risk Factors” under the heading “Risks Related to Our Intellectual Property.”

Market Overview

Domestic sales currently account for substantially all of our revenue, and we are pursuing international expansion, primarily targeting Japan and select countries in Europe, Asia Pacific, and the Middle East. In the United States, advanced wound care applications, including burn treatment and lower extremity surgeries, are our primary areas of clinical use.

Wound Care

The broad wound care category includes traditional dressings such as bandages, gauzes and ointments, which are used to treat non-severe or non-chronic wounds, and advanced wound care products such as medical devices, advanced dressings, xenografts, biological products, and HCT/Ps, which are used as skin substitutes to treat severe wounds or chronic wounds that have not appropriately closed after four weeks of treatment with traditional or standard of care dressings.

In the United States, estimates indicate that in 2020, the prevalence of chronic wounds was 2% of the total U.S. population, or approximately 6.7 million people suffering from chronic wounds. Of these chronic cases, approximately 57% or 3.8 million are categorized as chronic leg ulcers (which include DFUs and VLUs), with 39% treated with advanced wound care dressing such as skin substitutes (GlobalData: 2020 Wound Care Management- Tissue Engineered Skin Subs - US - 2015-2030). MiMedx is a leader in the advanced wound care category and the amniotic tissue allograft sub-category. Both of these categories are expected to continue growing due to certain demographic trends, including an aging population, increasing incidence of obesity and diabetes and the associated higher susceptibility to non-healing chronic wounds. Furthermore, the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. The overall cost of treating chronic wounds is rising sharply, and the current annual estimated cost in the United States exceeds $28 billion.

Traditional dressings such as bandages, gauzes and ointments, along with treatment of active infection and debridement, currently represent the “standard of care” for treating chronic wounds such as DFUs and VLUs. If, after four weeks of standard of care therapy, the wound has not responded appropriately or improved, clinical research has shown that advanced therapy such as a skin substitute can be beneficial as part of the patient’s treatment plan. However, often times advanced therapies are not employed due to current treatment guidelines, product access, or medical education around the clinical and economic benefits of advanced skin substitutes. We believe this represents a large opportunity for the Company to expand the market and drive initiatives resulting in market growth. According to data provided by BioMedGPS, MiMedx’s EpiFix is the current product of choice for physicians choosing to use an amniotic skin substitute product as a barrier or cover. EpiFix stores at room temperature for up to five years compared to certain other skin substitutes currently on the market that require cryogenic freezer storage, have limited shelf life, and may not be human-derived. In addition, we market multiple sizes of EpiFix sheets for use as protective barriers which enables a healthcare provider to select an appropriate size graft based on the size of the wound to reduce product waste. The recent launch of our EpiCord Expandable product line also offers an alternative treatment option to address larger, deeper wounds in a cost-effective way earlier in the treatment algorithm.

Our AmnioFix tissue allografts have been used in a variety of surgical applications including, but not limited to, plastic surgery, general surgery, gynecology, urology, orthopedics, spinal surgery, lower extremity repair and sports medicine procedures. AmnioFix can be used as a barrier membrane in procedures where scar tissue formation may be problematic, or where a second surgery may be required.

Biologics License Application (BLA) Programs

The FDA clarified its expectations in late 2017 that certain cellular and tissue-based products, including types of products marketed by MiMedx, are considered drugs, devices, and/or biological products subject to Section 351 requirements under the federal Food, Drug and Cosmetic Act (the “FD&C Act”). In order to conform to this regulatory guidance, MiMedx is pursuing several indications under the BLA pathway, although there can be no assurance that we will obtain a BLA and we may ultimately decide not to pursue a BLA for certain products or indications. See Risk Factors - “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.”

AmnioFix Injectable is our lead BLA product candidate, and we have three ongoing IND programs: plantar fasciitis (Phase 3), Achilles tendonitis (Phase 3) and knee osteoarthritis (Phase 2B). We have completed enrollment of subjects in each of these programs in their current phase. See Clinical Trials, below, for more information.

After oral non-habit forming pain medication fails to adequately relieve a patient’s joint, ligament or tendon pain, market available injections such as corticosteroids are a commonly available treatment option. However, a number of patients still do not get adequate relief from corticosteroid injections, or do not want to use corticosteroids given their potential to damage human tissue. Additionally, in light of the current crisis with opioid abuse, non-surgical treatments and alternative approaches to musculoskeletal pain management are under consideration. Patients and physicians are searching for new products that are safe and effective for the management of chronic and degenerative musculoskeletal conditions.

More than 2.2 million people suffer from plantar fasciitis in the U.S., according to data from the National Center for Complimentary and Integrative Health, March 2018. Plantar fasciitis can become a chronic issue causing tissue damage and continuous pain, and recurrence is common. Approximately one million patients annually seek treatment, and available therapies include conservative options, such as ice and custom orthotics, corticosteroid injections, and potentially surgery. Based on primary research and a conjoint analysis conducted, we estimate that approximately 20,000 to 50,000 patients per year may be candidates for AmnioFix Injectable as a non-surgical treatment option to reduce pain and improve function in patients suffering from plantar fasciitis.

Osteoarthritis (OA) is a disease characterized by progressive articular cartilage destruction, ultimately leading to disabling pain and joint dysfunction. The knee is the most commonly affected joint and knee OA represents the leading cause of disability in the adult population. 17.5 million people suffer from symptomatic knee osteoarthritis (GlobalData: 2020 Orthopedic Devices -

Knee Reconstruction - US - 2015-2030), and this number is expected to increase to 19 million people by 2025 (GlobalData: 2020 Orthopedic Devices - Knee Reconstruction - US - 2015-2030). According to the Arthritis Foundation, more than half of knee osteoarthritis sufferers are younger than 65 years old. Current treatment options include analgesics, non-steroidal anti-inflammatory drugs (NSAIDs), injectable corticosteroids, viscosupplements, platelet rich plasma, and other emerging therapies. 80% of symptomatic knee OA patients fail conservative therapy (GlobalData: 2020 Orthopedic Devices - Viscosupplementation - US - 2015-2030). When conservative and non-operative treatment options fail, patients often consider surgical intervention. According to estimates by Global Data’s United States Knee Reconstruction Model, approximately one million people required knee reconstruction surgery in 2020, with 2% needing bilateral knee replacement. Costs for knee replacement procedures, on average, can exceed $55,000. Based on primary research and a conjoint analysis conducted, we believe approximately 1.0 - 1.5 million patients per year may be candidates for AmnioFix Injectable as a non-surgical treatment option to reduce pain and improve function in patients suffering from knee osteoarthritis. However, as of the date of the filing of this Form 10-K, AmnioFix Injectable has not been approved by the FDA for any such use. See Item 1A - Risk Factors - “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.”

Marketing and Sales

As of December 31, 2020 our direct sales team was comprised of more than 265 sales professionals, including field sales representatives and field sales management, who call on hospitals, wound care clinics, physician offices, and federal health care facilities such as the Department of Veterans Affairs (the “VA”) and Department of Defense hospitals. We plan to grow our domestic direct sales team by approximately 10% by the end of 2021. Our direct sales force focuses on the advanced and chronic wound care category through multiple sites of service. We also maintain a network of independent sales agents that focus on musculoskeletal applications leveraging the complementary products in their portfolios, access to certain customers, and to provide sales coverage for areas where we do not have a full time sales representative.

We also sell our products through distributors. Distributors purchase products from us at wholesale prices and resell products to end users. See Note 15, “Revenue Data by Customer Type.” As discussed above, we sell allografts for dental applications on an OEM basis pursuant to an agreement under which we granted a third party an exclusive license to some of our technology for use in certain fields in a specified field of use.

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

A portion of our products are purchased by U.S. government accounts (e.g., the VA, the Indian Health Service), which do not depend on reimbursement from third party payers. In order for a company to be eligible to have its products purchased by such federal agencies and paid for by the Medicaid program, federal law requires the Company to participate in the VA Federal Supply Schedule (“FSS”) pricing program.

EpiFix Sheet Products and EpiCord

Medicare Coverage

By far, the largest third-party payer in the United States is the Medicare program, which is a federally-funded program that provides healthcare coverage for senior citizens and certain disabled individuals. The Medicare program is administered by the Centers for Medicare and Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). Medicare Administrative Contractors (“MACs”) are private insurance companies that serve as agents of CMS in the administration of the Medicare program and are responsible for making coverage decisions and paying claims for the designated Medicare jurisdiction. There are seven Part A/B MACs in the U.S., which cover 12 jurisdictions, each with its own geographical jurisdictions, and each MAC has its own standards and process for determining coverage and reimbursement for a procedure or product. Private payers often follow the lead of governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful coverage and reimbursement for a new product by private payers.

The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s coverage and reimbursement guidance. In some cases, CMS does not specify coverage, leaving each of the MACs to determine whether and on what conditions they will provide coverage for the product. Such decisions are based on each MAC’s assessments of the science and efficacy of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to provide data to the MACs, as well as other payers, in order to demonstrate the efficacy and clinical effectiveness of our tissue technologies. As of the date of this report, both EpiFix sheets and EpiCord allografts are eligible for coverage by all MACs. In January 2019, EpiFix and EpiCord received separate CMS HCPCS Codes, Q4186 and Q4187, distinguishing each product in coverage and reimbursement policies.

For Medicare reimbursement purposes, our EpiFix and EpiCord allografts are classified as “skin substitutes.” Current reimbursement methodology varies between the hospital outpatient department (“HOPD”) and ASC setting versus the physician office. Currently, skin substitutes are reimbursed under a “packaged” or “bundled” methodology along with the related application procedure under a two-tier payment system. In the HOPD and ASC setting, providers receive a single payment that reimburses for the application of the product as well as the product itself. CMS classifies skin substitutes into low cost or high cost groups, based on a geometric mean unit cost and per day cost. For 2020, the geometric mean unit cost threshold applicable to both our EpiFix and EpiCord allograft products was $48 per square centimeter, and the per day cost threshold is $790. The national HOPD average packaged (“bundled”) rate for our EpiFix and EpiCord allograft products was $1,427 in 2017, was $1,568 in 2018, was $1,549 in 2019, was $1,623 in 2020, and is $1,715 in 2021. All skin substitute products administered in the HOPD and ASCs setting are bundled except for those that have been approved by CMS for pass-through status. EpiFix was approved by CMS for pass-through status but that status expired on December 31, 2014, and EpiCord has not been approved by CMS for pass-through status. This “bundled” payment structure applies only to the HOPD and ASCs settings.

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

Medicare payments for all items and services, including EpiFix sheet products and EpiCord, since 2013 have been reduced by 2% under the sequestration required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction to 2030 (although the sequestration was suspended from May 1, 2020 through December 31, 2020 due to COVID-19). This 2% reduction in Medicare payments affects all parts of the Medicare program. The law allows for additional sequestration orders, potentially resulting in up to a 4% reduction in Medicare payments under a statutory PAYGO sequestration order.

Private Payers

We have devoted considerable resources to clinical trials to support coverage and reimbursement of our products and have confirmed an increasing number of private payers that reimburse for EpiFix in the physician office, the HOPD and the ASCs settings. Coverage and reimbursement vary according to the patient’s health plan and related benefits. The majority of health plans currently provide coverage for EpiFix for the treatment of DFUs, and many include treatment of VLUs. In 2020, numerous health plans have added EpiCord coverage for the treatment of DFUs. On December 1, 2020, the largest U.S. commercial payer, granted coverage for EpiFix as a proven and medically necessary option in the treatment of diabetic foot ulcers. The Company believes that EpiFix is the only amniotic membrane product to receive coverage under this payer’s updated commercial medical policy. Information contributing to the coverage determination included a third-party technical brief that evaluated a number of skin substitutes for treating chronic wounds, in which EpiFix was noted to have the most

Randomized Controlled Trials, a low risk of overall study bias, and statistically significant findings. MiMedx has secured payer coverage for over 300 million covered lives, allowing a significant number of patients access to our products.

We have established and continue to grow a reimbursement support group to educate providers and patients with regard to accurate coverage and reimbursement information regarding our products, and plan to invest in furthering clinical data supportive of coverage for our products in additional clinical areas of use. See discussion below – “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”

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

Micronized and Other Products

Currently, our micronized products are available for coverage by only a limited number of Medicare, commercial and state Medicaid plans. EpiFix Micronized is listed on the Medicare national ASP Drug Pricing File and, similar to most Medicare Part B drugs, is reimbursed at ASP plus 6%, effective July 2019. There is currently no specific third-party reimbursement available for AmnioCord, AmnioFill, or AmnioFix sheet, except to the extent such products are bundled as part of a hospital’s claim under a DRG. See discussion below – “Risk Factors” under the heading “Our revenues depend on adequate reimbursement from public and private insurers and health systems.”

Customer Concentration

A portion of our products are purchased by U.S. government accounts (e.g., the VA, the Public Health Service (including the Indian Health Service)). For the years ended December 31, 2020, 2019, and 2018, our net sales to all U.S. government accounts comprised approximately 5%, 6%, and 8% of our net sales. We have contracted with a third party as our indefinite delivery/indefinite quantity channel partner into the VA and DoD markets. See discussion below – “Risk Factors” under the heading “A portion of our revenues and accounts receivable come from government accounts.”

Competition

Due to lower barriers of entry in the 361 HCT/P regulated market, competition in the placenta-based and allograft tissue field is intense and subject to more frequent new entrants and evolving market dynamics. Companies within the industry compete on the basis of price, ease of handling, logistics and efficacy. Another important factor is third-party reimbursement, which is difficult to obtain as it is a time-consuming and expensive process. We believe our success in obtaining third-party reimbursement, our strong position with group purchasing organizations, capabilities and experience with CGMP manufacturing, and established clinical evidence for our products are competitive advantages.

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

Advanced wound care therapies employ technologies to aid in wound healing in cases where the wound is chronic and healing progress has stalled or stopped. The primary competitive products in the skin substitutes category include, among others, placental-tissue membrane allografts, tissue-engineered living skin equivalents, porcine-, bovine- and fish skin-derived xenografts and collagen matrix products. Xenografts, or tissue transplants from non-human species, serve mainly as an extracellular matrix and have to undergo aggressive processing to remove immunogenic animal products from the tissue. In addition, challenges with xenografts include limited clinical published data, and some products may require suturing or stapling to the wound bed, making handling more difficult. Furthermore, other skin substitutes currently on the market require cryogenic freezer storage and have limited shelf life.

Our main competitors in the skin substitute market are Integra LifeSciences Holdings Corporation, Organogenesis, Inc., and Smith & Nephew plc, which sell a variety of advanced wound care products including skin substitutes and placental tissue allografts.

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

The FDA requires each HCT/P establishment to register and establish that its product meets the requirements to qualify for regulation solely under Section 361. To be a Section 361 HCT/P, a cellular or tissue-based product generally must meet all four of the following criteria (fully set forth in 21 CFR Part 1271):
•it must be minimally manipulated;
•it must be intended for homologous use;
•its manufacture must not involve combination with another article, except for water, crystalloids or a sterilizing, preserving or storage agent; and
•it must not have a systemic effect and must not be dependent upon the metabolic activity of living cells for its primary function.

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

The FDA conducts periodic inspections of HCT/P manufacturing facilities, and contract manufacturers’ facilities, to assess compliance with CGTP. Such inspections can occur at any time with or without written notice at such frequency as determined by the FDA in its sole discretion. To determine compliance with the applicable provisions, the inspection may include, but is not limited to, an assessment of the establishment’s facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers and controls required to be maintained under 21 CFR Part 1271. If the FDA were to find serious non-compliant manufacturing or processing practices during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. See Item 1A Risk Factors, “Our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly, and our failure to comply could result in negative effects on our business, results of operations and financial condition.”

Recent FDA Guidance and Transition Policy for HCT/Ps

In November 2017, the FDA released four guidance documents that, collectively, the agency described as a “comprehensive policy framework” for applying existing laws and regulations governing regenerative medicine products, including HCT/Ps. One guidance document in particular, “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue – Based Products: Minimal Manipulation and Homologous Use – Guidance for Industry and Food and Drug Administration Staff,” offered important clarity on some of the issues that the Company had previously raised with the FDA.

The guidance documents confirmed that sheet forms of amniotic membrane generally are appropriately regulated as solely Section 361 HCT/Ps when intended for use as a barrier or covering. We continually evaluate our marketing materials for each of our products to align with the FDA’s guidance.

Second, the guidance documents confirmed the FDA’s stance that all micronized amniotic membrane products are more than minimally manipulated, and therefore are not Section 361 HCT/Ps. However, the guidance documents also stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps through November 2020, which was later extended through May 2021. This period of enforcement discretion was intended to give sponsors time to evaluate their products, have a dialogue with the agency and, if necessary, begin clinical trials and file the appropriate pre-market applications. The FDA’s approach is risk-based, and the guidance documents clarified that high-risk products and uses could be subject to immediate enforcement action.

This enforcement discretion applies across our industry, and the Company has continued to market its products under this policy of enforcement discretion. At the same time, we are pursuing the BLA pre-market approval process for certain uses of AmnioFix Injectable. There is no assurance that the FDA will grant these approvals on a timely basis, or at all, or that we will not discontinue our pursuit of a BLA for certain products or indications. See “Clinical Trials” below for more information.

During the remainder of the enforcement discretion period, the Company will also continue to explore possible options for extending this enforcement discretion period. To this end, the Company has initiated dialogue and efforts for a further transition plan with the FDA to allow for continued marketing of the impacted products while the Company transitions to compliance with Section 351, the applicable sections of the FD&C Act, the CGMP regulations in 21 CFR Part 210 and 211, and other applicable FDA regulations. This would be an extension of the current policy, and there is no guarantee that the FDA will provide more time, either for MiMedx or the industry at large.

Products Regulated as Biologics – The BLA Pathway

The typical steps for obtaining FDA approval of a BLA to market a biological product in the United States include:
•Completion of preclinical laboratory tests, animal studies and formulations studies under the FDA’s Good Laboratory Practice regulations;
•Submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and which must include independent Institutional Review Board approval at each clinical site before the trials may be initiated;
•Performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices to establish the safety and efficacy of the product and its dosage (as applicable) for each indication;
•Development of purity, potency and identity tests to demonstrate consistency and reliability of the manufacturing process through a chemistry, manufacturing and control program;

•Submission to the FDA of a BLA for marketing the product that includes, among other things, reports of the outcomes and full data sets of the clinical trials, and proposed labeling and packaging for the product;
•Satisfactory review of the contents of the BLA by the FDA, including the satisfactory resolution of any questions raised during the review;
•Satisfactory completion of an FDA Advisory Committee review, if applicable;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA’s CGMP regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, potency, quality and purity; and
•FDA approval of the BLA, including agreement on post-marketing commitments, if applicable.

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

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that the Company has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing an FDA Form 483 notice of inspectional observations; sending a warning letter or untitled letter; issuing an order of retention, destruction, or cessation of marketing; imposing civil money penalties; suspending or delaying issuance of approvals; requiring product recalls; imposing a total or partial shutdown of production; withdrawing approvals or clearances already granted; pursuing product seizures, consent decrees or other injunctive relief; and criminal prosecution through the DOJ.

Clinical Trials

Trial Overview

The Company is currently conducting three IND programs investigating the use of AmnioFix Injectable to reduce pain and increase function in patients with plantar fasciitis, Achilles tendonitis, and knee osteoarthritis. As previously disclosed, the trials were developed and initially overseen by senior managers who are no longer with the Company. Based on a review of the studies and interim results, the Company has instituted several actions with respect to its ongoing and anticipated clinical trials to address the resources, capabilities and expertise needed for commercial launch, including our strategy around an increased dialogue with the FDA regarding our BLA progress. However, there can be no assurance that we will obtain BLA approval and we may ultimately decide not to pursue a BLA for certain products or indications. See Risk Factors - “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.”

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

In April 2017, we met with the FDA and informally discussed preliminary data from the Phase 2B study, our progress toward achieving CGMP compliance, and our proposed Phase 3 study design. Formal FDA feedback from this meeting was incorporated into our development plans. Based on this feedback and the Phase 2B interim data, in January 2018 we initiated a Phase 3 prospective, double-blinded, RCT to assess the safety and efficacy of a single 40 mg intra-plantar injection of AmnioFix Injectable as compared to a single intra-plantar injection of saline (placebo control) to treat patients with recalcitrant plantar fasciitis pain. The trial plan was initially to enroll 164 patients. In July 2019, we conducted an interim analysis to assess adequacy of the sample size to assess differences between the two treatment groups. We analyzed the data received from this sample size analysis, conducted on subjects representing 50% of total enrollment that had reached the primary efficacy endpoint. This analysis indicated that a significant increase in sample size would be required to observe clinically and statistically significant improvement and separation between treatment and control groups. We determined that increasing the sample size to 276 patients would provide sufficient power to observe an efficacy result with statistical and clinical significance. We have instituted these changes and amendments and completed enrollment of 277 subjects in September 2020. We expect the last patient out in the second quarter of 2021, which will allow us to analyze the data and request a meeting with the FDA to review our clinical evidence. If the plantar fasciitis trials are determined to be adequate proof of efficacy and safety, we expect to file a BLA for AmnioFix Injectable to treat patients with plantar fasciitis in the first half of 2022, and are evaluating ways to accelerate this program where possible. We expect the outcome of this trial will help inform additional areas of unmet need for potential clinical study and may benefit our BLA submissions for other indications. We also anticipate that our efforts in obtaining regulatory approval of AmnioFix Injectable for plantar fasciitis will benefit the regulatory review of AmnioFix Injectable for other indications, based on the fact that it is the same product with the same manufacturing process and other attributes relevant to approval.

However, there can be no assurance that we will receive FDA approval. Approval may be delayed due to a variety of factors, including failure of the studies to achieve their endpoints; the ability of the study to demonstrate clinically and statistically significant improvement between treatment and control groups; the impact of the COVID-19 pandemic on study enrollment and FDA operations; the potential that the results of the clinical studies do not merit further investment; and the work required to achieve commercial and manufacturing readiness. See discussion in Item 1A - “Risk Factors” under the heading “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.”

Knee Osteoarthritis

In March 2018, the FDA granted AmnioFix Injectable the Regenerative Medicine Advanced Therapy (“RMAT”) designation for use in the treatment of osteoarthritis of the knee. RMAT-designated products are eligible for increased and earlier interactions with the FDA, similar to those interactions available to fast-track and breakthrough-designated therapies. In addition, these products may be eligible for rolling review and accelerated approval. The meetings with sponsors of RMAT-designated products may include discussions of whether accelerated approval would be appropriate based on surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or reliance upon data obtained from a meaningful number of sites.

In March 2018, we initiated a Phase 2B prospective, double-blinded RCT investigating a single intra-articular injection of 40 mg of AmnioFix Injectable as compared to a single injection of saline (placebo control) in the treatment of pain and functional impairment in patients with osteoarthritis of the knee. This trial was planned to enroll 318 patients, with an interim analysis to assess adequacy of this sample size built into the statistical plan. This blinded interim analysis was performed in August 2019 and revealed that while differences in the treatment groups were observed, the power to observe statistically and clinically significant results would be enhanced by increasing the sample size to 466 patients. Amendments to the protocol to allow this increase were subsequently approved. It should be noted that during the first half of 2020 in particular, the ongoing COVID-19 pandemic slowed study enrollment considerably, though began to resolve in the third quarter of the year. Due to actual dropout rates observed in the study being lower than planned, in September 2020, we completed enrollment of 447 patients, and anticipate this number will allow for sufficient power to make the planned analyses.

We also amended the protocol to establish an open label extension to the trial and allow patients to receive a second injection of the active treatment at six months, nine months, or 12 months subsequent to their completion of study visits, if their pain has not resolved or responded, regardless of treatment arm. The study will still be blinded to subjects, sites and MiMedx during this extension. We expect that the blinded primary and secondary efficacy observation visits of this trial will be completed in April 2021, and expect the last patient visit will be completed in the second half of 2021.

Following the completion of this study, and if the data from the study are favorable, we expect to launch a Phase 3 study in the beginning of 2022 and file a BLA for this indication in the second half 2024 or first half of 2025. We are exploring opportunities to accelerate the program where possible, including the anticipated start date of the Phase 3 trial and the submission of a BLA.

There can be no assurance that the COVID-19 effects on study activities and FDA resources will fully resolve and allow completion of all activities in the anticipated timeframe; that the ongoing wave of virus infections will not continue to impact the study; that no further disruptions can be expected, or when completed, that the FDA will view the Phase 2B and Phase 3 studies as sufficient to support a BLA filing. There can be no assurance that we will receive FDA approval, and approval may be delayed due to a variety of factors, including failure of the studies to achieve their endpoints; the extra effort and cost required to improve our clinical trials as described above; the impact of the COVID-19 pandemic on study enrollment and FDA operations; the potential that the results of the clinical studies do not merit further investment; and the work required to achieve commercial and manufacturing readiness. See discussion in Item 1A - “Risk Factors” under the heading “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time-consuming and may impede our ability to fully exploit our technologies.”

Achilles Tendonitis

In January 2018, we initiated a Phase 3 prospective, double-blinded RCT investigating a single intra-tendon injection of 40 mg of AmnioFix Injectable as compared to a single injection of saline (placebo control) in the treatment of Achilles tendonitis. The planned trial enrollment was 158 patients, with an interim analysis to assess adequacy of the sample size built into the statistical plan. We analyzed data received from this sample size analysis, conducted on patients representing 50% of total enrollment that had reached the primary efficacy endpoint. This indicated that a substantial increase in sample size would be required to observe clinically and statistically significant improvement and separation between treatment and control groups. With this in mind, we concluded that the most reasonable approach was to continue the study to completion with the originally planned sample size, and analyze the final results to determine the adequacy of the measures employed and time points of observation to show meaningful clinical and statistical analyses. Enrollment for this study has completed and we anticipate that the last patient visit will occur in the first half of 2021. We plan to review our options for this program after we have assessed the results of this study, and may explore the efficacy potential of AmnioFix Injectable in a more well-defined subset of patients.

Other

In addition, we plan to initiate efforts to file appropriate investigational applications for AmnioFill and EpiFix Micronized, prior to the end of enforcement discretion in the first half of 2021. We have not yet initiated any clinical trials for AmnioFill or EpiFix Micronized related to these applications. Clinical study initiation will depend on FDA feedback for both of these programs.

BLA Process

If any of the study results support potential product approval and potential for commercialization, we intend to file BLAs as described above. The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources and may take years to complete. The fee for filing a BLA and the annual user fees payable with respect to any establishment that manufactures biologics and with respect to each approved product are substantial. While there can be no assurance that we will ultimately obtain regulatory approval for our micronized products, we have already completed substantial work towards multiple BLAs, including engineering our manufacturing processes to conform to CGMP requirements.

FDA Post – Market Regulation

Tissue processors regulated solely under Section 361 are still required to register as a tissue establishment with the FDA. As a registered tissue establishment, we are required to comply with regulations regarding labeling, record keeping, donor eligibility, screening and testing. We are also required to process the tissue in accordance with established CGTP, as well as report any deviations from core CGTP requirements or adverse reactions caused by a possible transmission of an infectious disease attributed to our tissue. Our facilities are also subject to periodic inspections to assess our compliance with the regulations.

Products covered by a BLA, New Drug Application, 510(k) clearance or a pre-market approval are subject to numerous additional regulatory requirements, which include, among others, compliance with CGMP (or, in the case of devices, with FDA’s Quality System Regulation), which imposes certain procedural, substantive and record keeping requirements, and labeling regulations to ensure a product’s identity, potency, quality, and purity. These products are also subject to the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, and additional adverse reaction reporting.

As part of our BLA development effort, we are updating our manufacturing establishments into compliance with CGMP for production for our injectable and other applicable Section 351 products. The transition process includes development and enhancement of production processes, procedures, tests and assays, and it requires extensive validation work. It also involves the procurement and installation of new production and lab equipment. These efforts require human capital, expertise and resources. We have made significant improvements in this transition over the last two years. We have engaged industry experts to assess our state of compliance and to provide guidance on the additional activities needed to meet CGMPs. Our goal is to achieve compliance with CGMP for our injectable and other applicable Section 351 products by the time the FDA’s current period of enforcement discretion is complete in May 2021. See discussion in Item 1A – “Risk Factors” under the heading “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”

Other Regulation Specific to Tissue Products

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reimbursement of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. Our wholly-owned subsidiary, MiMedx Tissue Services, LLC, is registered with the FDA as an establishment that manufactures human cells, tissues and cellular and tissue-based productions and is involved with the recovery and storage of donated human amniotic tissue. We reimburse tissue banks, hospitals and physicians for their services associated with the recovery and storage of donated human tissue.

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

•The federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases or orders, or arranging for or recommending the purchase, order or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act amended the intent requirement of the federal Anti-Kickback Statute, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A conviction for violation of the Anti-Kickback Statute results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. See discussion below under “Risk Factors–We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause an adverse effect on our business, results of operations and financial condition.”

•The federal False Claims Act (“FCA”) imposes significant civil liability on any person or entity that knowingly presents, or causes to be presented, a claim for payment to the U.S. government, including the Medicare and Medicaid programs, that is false or fraudulent. The FCA also allows a private individual or entity as a whistleblower to sue on behalf of the government to recover civil penalties and treble damages. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of between $11,181 and $22,363 per false claim or statement for penalties assessed after January 29, 2018, with respect to violations occurring after November 2, 2015. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In April 2020, the Company settled a qui tam action brought by two former employees alleging violations of the FCA relating to the

Company’s commercial pricing practices with respect to the VA, and as part of the settlement, the Company paid the government $6.5 million. See also Item 3, “Legal Proceedings.”

•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) fraud and abuse provisions prohibit executing a scheme to defraud any healthcare benefit program, willfully obstructing a criminal investigation of a health care offense, or making false statements or concealing a material fact relating to payment for healthcare benefits, items or services.

•While manufacturers of human cell and tissue products regulated solely under Section 361 are not subject to the federal Physician Payments Sunshine Act and its implementing regulations (together with the Act, the “Sunshine Act”), in the future, if we receive a BLA approval, this law will require us (with certain exceptions) to report information to CMS related to certain payments or other transfers of value we make to U.S.-licensed physicians and teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. If we receive a BLA approval, the Sunshine Act would also require us to report annually certain ownership and investment interests held by U.S.-licensed physicians and their immediate family members. Such information will subsequently be made publicly available by CMS on the Open Payments website. There is a risk that CMS or another government agency may take the position that our products are not human cell and tissue products regulated solely under Section 361, and thereby assert that we are currently subject to the Sunshine Act, which could subject us to civil penalties and the administrative burden of having to comply with the law. see Item IA, Risk Factors, “We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause an adverse effect on our business, results of operations and financial condition.”

•Federal conflicts of interest laws, the Standards of Ethical Conduct for Employees of the Executive Branch, and local site policies for each federal institution we call upon govern our interactions with federal employees at our various government accounts (e.g., Department of Defense (“DoD”), VA, etc.) and impose a number of limitations on such interactions.

•There are state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Employees

As of December 31, 2020, we had 735 employees. Generally, we consider our relationships with our employees to be good, and none of our employees are covered by a collective bargaining agreement. We conduct an annual survey of employees to monitor engagement levels and act on feedback received through this process.

We strive to promote diversity, inclusion and equal opportunity across the organization. In 2020, we formed a Diversity and Inclusion Council with the goal of supporting strategic initiatives and practices to foster an inclusive & diverse organization in order to better serve our customers and their patients. With the appointment of Dr. Gardner to our Board effective upon the filing of this report, women and minorities hold a third of the seats on our Board of Directors, including the Chair of the Board. 54% of our employees are women, and women comprised 57% and 58% of our new hires in 2020 and 2021 respectively. Additionally, approximately 20% of our workforce identifies as Black or African American, 8% as Hispanic or Latino, and 4% as other non-White including American Indian, Alaskan Native, Asian, Native Hawaiian, or Other Pacific.

We track turnover and retention for all employees. We also track time-to-hire and time-to-train for certain departments. In the last year, turnover has been elevated relative to historical trends. We have adopted specific measures and incentives to improve retention within the most affected organizational areas.

The health of our workforce is important to us, particularly of our processing employees and other employees who, based on their specific job tasks and requirements, are not able to work remotely. We employ approximately 59 highly-trained employees in our processing area. While we process donated tissue using aseptic techniques in a controlled environment, the manufacturing space is a confined space in which an employee with COVID-19 may spread the virus to other employees despite the use of personal protective equipment required for all areas at MiMedx. To date, we have been successful in mitigating these risks through a variety of measures, including screening employees for COVID-19 prior to entering our facilities, implementing a number of safety protocols, and partnering with a testing facility to provide test kits and rapid results for employees that have symptoms or have a known risk of exposure, although there can be no assurance that we will continue to be effective. See Item 1A., Risk Factors, “The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of the pandemic or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.”

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

Item 1A. Risk Factors
An investment in our Common Stock involves a substantial risk of loss. Set forth below are summary descriptions of those risks and uncertainties that we currently believe to be material. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business, prospects, operating results, and financial condition. Additional risks and uncertainties are described under other captions in this report and should also be considered by our stockholders. If any of these risks materialize, our business, financial condition or operating results could suffer. In this case, the trading price of our Common Stock could decline, and you may lose part or all of your investment.

Summary of Risk Factors

Risks Related to Our Business and Industry
•If we do not successfully execute our priorities, our business could be adversely affected.
•We are in a highly competitive and evolving field and face competition from well-established tissue processors and medical device manufacturers, as well as new market entrants.
•Rapid technological change could cause our products to become obsolete.
•Our products depend on the availability of tissue from human donors.
•The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business.
•We depend on our senior leadership team and may not be able to retain or replace these employees or recruit additional qualified personnel.
•A portion of our revenues and accounts receivable come from government accounts.
•Our revenues depend on adequate reimbursement from public and private insurers and health systems.
•Our revenue, results of operations and cash flows may suffer upon the loss of a GPO or IDN.
•We contract with independent sales agents and distributors.
•Disruption of our processing could adversely affect our business, financial condition and results of operations.
•To be commercially successful, we must convince physicians, where appropriate, that our products are proper alternatives to existing treatments and that our products should be used in their procedures.
•If we cannot successfully address quality issues that may arise with our products, our brand reputation could suffer, and our business, financial condition, and results of operations could be adversely impacted.
•The formation of physician-owned distributorships (“PODs”) could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
•We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.
•Our products are derived from human tissue and therefore have the potential for disease transmission.
•We may implement a product recall or voluntary market withdrawal.
•Significant disruptions of information technology systems or breaches of information security could adversely affect our business.
•We may expand or contract our business through acquisitions, divestitures, licenses, investments, and other commercial arrangements.
•New lines of business or new products and services may subject us to additional risks.
•Our international expansion and operations outside the U.S. expose us to additional risks.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations
•To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of certain products from the market.
•If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance. Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies

•Our business is subject to continuing regulatory compliance by the FDA and other authorities, which is costly.
•We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.
•We and our sales representatives must comply with various federal and state anti-kickback, self-referral, false claims and similar laws.
•Our results of operations may be adversely affected by current and potential future healthcare reforms.
•We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
•Federal and state laws that protect the privacy and security of personal information may increase our costs and limit our ability to collect and use that information and subject us to liability if we are unable to fully comply with such laws.

Risks Related to Our Intellectual Property
•Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain and may be inadequate.
•We may become subject to claims of infringement of the intellectual property rights of others.
•We may be subject to damages resulting from claims that we, our employees, or our independent contractors have wrongfully used or disclosed alleged trade secrets, proprietary or confidential information of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Risks Related to the Audit Committee Investigation, Consolidated Financial Statements, Internal Controls and Related Matters
•We have identified material weaknesses in our internal control over financial reporting, and we have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020.
•Negative publicity has had and could continue to have an adverse effect on our business, results of operations and financial condition.
•We are currently, and may in the future be, subject to substantial litigation and ongoing investigations that could cause us to incur significant legal expenses and result in harm to our business.

Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our substantial indebtedness may adversely affect our financial health.
•The restrictive covenants in the Hayfin Loan Agreement, and the Company’s obligation to make debt payments under the Hayfin Loan Agreement, limit our operating and financial flexibility.
•Our variable rate indebtedness under the Hayfin Loan Agreement subjects us to interest rate risk.
•EW Healthcare Partners and its interests may conflict with those of our other shareholders.
•Holders of shares of Series B Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common shareholders.
•Our Series B Preferred Stock is convertible into shares of our Common Stock, and any such conversion may dilute the value of our Common Stock.
•The price of our Common Stock has been, and will likely continue to be, volatile.
•Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.
•Fluctuations in revenue or results of operations could cause additional volatility in our stock price.
•We do not intend to pay cash dividends on our Common Stock.
•Certain provisions of Florida law and anti-takeover provisions in our organizational documents may discourage or prevent a change of control.

Risks Related to Our Business and Industry

If we do not successfully execute our priorities, our business, operating results and financial condition could be adversely affected.

Our priorities are, in our core wound care business, to demonstrate the value of our existing portfolio, increasing the effectiveness and efficiency of our sales force using intensive analytics, and deploying clinical support and economic data to educate healthcare professionals on the efficacy of our products; over the course of 2011, we plan to increase the number of sales personnel by approximately 10%, and to increase the number of Medical Science Liaisons to further support medical education initiatives. The Company is also focused on advancing our late-stage pipeline and accelerating efforts toward seeking FDA approval for AmnioFix Injectable, also designated as mdHACM, to treat musculoskeletal degeneration across multiple indications, and our plans include investments in Research and Development, publishing additional peer-reviewed clinical, scientific and economic data that further reinforce the differentiation of our products and to expand the utility of the Company’s placentally-derived products in other clinical applications throughout the care continuum; and enhancing business and product development efforts, targeting new applications and potential products that fit within our framework of innovative technologies backed by rigorous science, that elevate the standard of care.

We have sought and may continue to seek capital to implement our priorities. In developing our priorities, we evaluated many factors including, without limitation, those related to developments in our industry, customer demand, competition, regulatory developments, and general economic conditions. Actual conditions may be different from our assumptions, and we may not be able to successfully execute our priorities. If we do not successfully execute our priorities, or if actual results vary significantly from our assumptions, our business, operating results and financial condition could be adversely impacted.

We are in a highly competitive and evolving field and face competition from well-established tissue processors and medical device manufacturers, as well as new market entrants.

Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies, and biotherapeutic companies, and from research and academic institutions, is intense, expected to increase and subject to rapid change and could be significantly affected by new product introductions. Established competitors and newer market entrants are investing in additional clinical research that may allow them to gain further clinician usage, adoption and payer coverage of their products. In addition, consolidation and cost containment measures in the healthcare industry may cause hospitals to consolidate their purchases with suppliers that have a broad portfolio of products. This would continue to give rise to demands for price concessions, which could have an adverse effect on our business, results of operations and financial condition. Further, competitors may introduce placental-based membrane products in the future at lower prices, adding new features or gaining additional reimbursement coverage, or utilize sales and marketing practices that negatively impact the industry. Further, they may copy our products outside the United States. The presence of this competition may lead to pricing pressure, which could have an adverse effect on our business, results of operations and financial condition.

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

We plan to enhance and broaden our product offerings in response to changing customer demands and competitive pressure and technologies. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
•properly identify and anticipate physician and patient needs;
•acquire, through licensing, co-development or outright purchase, new technology developed outside of MiMedx;
•develop and introduce new products or product enhancements in a timely manner;
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•demonstrate the safety and efficacy of new products; and
•obtain the necessary regulatory clearances or approvals for new products or product enhancements.

If we do not develop and, when necessary, obtain regulatory clearance or approval for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations and financial condition will suffer. Our research and development efforts may require a substantial investment of time and resources, including additional capital, before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development, or they may never receive required regulatory approval and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Our products depend on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.

The success of our human tissue products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process and our own reputation in the industry. We may not be successful in our ability to scale tissue recovery efforts to meet the potential future demand of our pipeline. Obtaining adequate supplies of human tissue involves several risks, including limited control over availability (for example, access to hospital accounts and the number of consenting mothers), quality and delivery schedules. In addition, any interruption in the supply of any human tissue component could harm our ability to manufacture our products until a new source of supply, if any, could be found. We also utilize third-party providers of placental donations on an as-needed basis to mitigate risks but there can be no assurance that these third parties will be able to provide donated tissues at all times. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of the pandemic or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.

The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and will likely continue to do so. See Item 7, “Management’s Discussion and Analysis - Results of Operations.” The continuation or additional waves of the outbreak of the COVID-19 pandemic may continue to adversely affect our operations and increase our costs and expenses in numerous ways. For example:

–We source raw materials for our products from donated placentas from scheduled C-section births via a large, geographically-diverse network of donor hospitals. We may experience shortages of donated placentas if donors or our recovery specialists are excluded from hospitals, or if our donor recovery specialists contract COVID-19 and are required to quarantine. In the second half of March 2020, we experienced interruptions for approximately two months from a portion of our hospitals in certain geographic areas. To date, we have been successful in mitigating this disruption to our supply by adding additional donor hospitals, increasing efforts at hospitals that did not impose access limits, and using third-party providers of donated placentas (where necessary and in accordance with MiMedx quality standards). However, there can be no assurance that our efforts to source raw materials for our products will continue to be successful, and we may experience shortages of raw materials, especially if the current pandemic or responses thereto intensify. Additionally, we may experience shortages of donated placentas if additional testing protocols are implemented for donated tissues based on guidance issued by the American Association of Tissue Banks, the FDA, or other standards, and are screened as ineligible.

–We process donated tissue using aseptic techniques in a controlled environment. However, the manufacturing space is a confined space area in which an infected employee may spread the virus to other employees despite the use of personal protective equipment required for all areas at MiMedx. To date, we have been successful in mitigating these risks through a variety of measures, including screening employees for COVID-19 prior to entering our facilities, implementing a number of safety protocols, and partnering with a testing facility to provide test kits and rapid results for employees that have symptoms or have a known risk of exposure. Additionally, in anticipation of expected disruptions, in the first quarter of 2020 we ran manufacturing at levels greater than demand and were successful in building our inventory of safety stock. However, there can be no assurance that our efforts to prevent wide scale infections among our processing staff will continue to be successful, especially if the current pandemic or responses thereto intensify. If we experience wide scale infections among our production staff, we may experience a shortage of finished goods.

–Our ability to sell our products has been hampered by the pandemic. In many areas of the country, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of

2020 and continuing into April. By mid-May, access restrictions to hospitals and offices of healthcare providers had eased for our sales force, and significant numbers of patients began to return for treatment, including for elective procedures. This trend continued into the third and fourth quarters of 2020, where we saw net sales generally consistent with the comparable periods from 2019 on an “as-shipped” basis. In certain areas, local or regional surges of COVID-19 have continued, and future sales will depend on patients’ willingness and ability to visit healthcare providers for care, and our sales force’s access to healthcare providers. The timing, impact, and response to the pandemic has been uneven across the country. Subsequent waves may have a greater impact than did the first wave depending on a myriad of factors, including, but not limited to, the availability and efficacy of vaccines, the emergence and severity of new variants of the virus, infection rates, mitigation efforts, and societal response. We are not able to estimate the future effect of COVID-19 on patient behavior and, consequently, future demand or the ability of providers to pay for our products.

–Similarly, our clinical researchers, clinical study coordinators, and their patients experienced restrictions in their access to hospitals and ability to access other healthcare providers, which slowed enrollment in our clinical trials. For example, from mid-March through mid-May 2020, many patients stayed away from hospitals and other medical facilities, which stalled enrollments in our clinical trials. We have since concluded enrollment in our three IND trials. However, if such access were to be restricted again, it might impair or delay the initiation, approval and launch of future products or additional clinical trials. See “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act (“Section 361”), this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”

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

Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s business plans. Since June 2018, we have replaced a majority of our senior leadership team, and hired several new senior leaders including our Chief Executive Officer, Chief Financial Officer, General Counsel and Secretary, Executive Vice President – Research and Development, Executive Vice President and Chief Commercial Officer, and Chief Accounting Officer.

Leadership changes can be inherently difficult to manage and may cause material disruption to our business or management team. Changes in senior management could also lead to an environment that presents additional challenges in recruiting and retaining employees, which could have an adverse effect on our business, results of operations and financial condition. We experienced difficulties in recruiting due to legal and business uncertainties resulting from the issues which were the subject of the Audit Committee Investigation.

Our future success will depend, in part, upon our ability to attract and retain skilled personnel, including sales, managerial and technical personnel. There can be no assurance that we will be able to continue to find and attract additional qualified employees to support our expected growth or retain any such personnel.

A portion of our revenues and accounts receivable come from government accounts.

Some of our revenues are derived from sales, both direct and through a distributor, to the government. Any disruption of our products on the Federal Supply Schedule (“FSS”), or of the use of Indefinite Delivery, Indefinite Quantity contracts (“IDIQ”), or any change in the way the government purchases products like ours or the price it is willing to pay for our products, could adversely affect our business, results of operations and financial condition. In April 2020, the Company announced that it had resolved an issue for $6.5 million that it self-disclosed to the VA concerning the eligibility of one of its products for inclusion in the Company’s FSS contract. Any resulting negative impact to our contractual relationship with the VA going forward may adversely affect our business, results of operations and financial condition.

Our revenues depend on adequate reimbursement from public and private insurers and health systems.

Our success depends on the extent to which our customers receive adequate reimbursement for the costs of our products and related treatments from third-party payers, including government healthcare programs, such as Medicare and Medicaid, as well as private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of medical products, particularly new products. Therefore, significant uncertainty may exist as to the reimbursement status of new healthcare products by third-party payers. Although EpiFix has coverage with the majority of large payers, a significant number of public and private insurers and health systems currently do not cover or reimburse our other products.

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

Further, we have experienced some reluctance by payers to cover products for applications other than those for which we have published clinical efficacy data. Currently, there are three MACs that do not have a written medical policy in the form of a Local Coverage Determination (“LCD”) or a specific article for skin substitutes. In the absence of an LCD, MACs will reimburse based on medical necessity. If these three MACs created written medical policy criteria that limit providers to the use of products that have published clinical evidence for a specific wound type such as Diabetic Foot Ulcer or Venous Leg Ulcer only, we could experience a negative impact on revenue. Our future revenues could experience additional declines if other MACs or other payers further limit their coverage of our products to specific clinical uses. This decline would adversely affect our business, financial condition and results of operations.

Our revenue, results of operations and cash flows may suffer upon the loss of a GPO or IDN.

As with many manufacturers in the healthcare space, the Company contracts with GPOs and IDNs to establish contracted pricing and terms and conditions for the members of GPOs and IDNs. Approximately three-quarters of our sales in the year ended December 31, 2020 came from customers that are members of our primary GPOs or IDNs.

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

In 2020, approximately 20% of our sales were through our relationships with independent agents and distributors. (Sales agents act directly on behalf of MiMedx to arrange sales, while distributors take title to product and may set their own prices.) See Note 15, “Revenue Date by Customer Type.”

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

Disruption of our processing facilities could adversely affect our business, financial condition and results of operations.

Our business depends upon the continued operation of our processing facilities in Marietta, Georgia and Kennesaw, Georgia. Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, the outbreak of pandemics, and the need to comply with the requirements of directives from government agencies, including the FDA. See below, for example, “The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of COVID-19 or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.”

Either of our two processing facilities can serve as a redundant processing facility for our Section 361 products in the event the other facility experiences a disaster event. For our 351 products, we have transitioned manufacturing to our Kennesaw, Georgia facility to comply with CGMP standards, and implemented these standards for upstream and downstream supply chain activities at our Marietta, Georgia facility. However, the unavailability of our processing facilities could have a material adverse effect on our business, financial condition and results of operations during the period of such unavailability.

To be commercially successful, we must educate physicians, where appropriate, how and when our products are proper alternatives to existing treatments and that our products should be used in their procedures.

We believe physicians will only use our products if they determine, based on their independent medical judgment and experience, clinical data, and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other treatments. Physicians may be hesitant to change their existing medical treatment practices for the following reasons, among others:
•their lack of experience with advanced therapeutics, such as our placenta-based allografts;
•lack of evidence supporting additional patient benefits of advanced therapeutics, such as our placenta-based allografts, over conventional methods in certain therapeutic applications;
•perceived liability risks generally associated with the use of new products and procedures;
•limited availability of reimbursement from third-party payers;
•more favorable reimbursement for other market-available products; and
•the time that must be dedicated to physician training in the use of our products.

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

Our commercial strategy emphasizes selling directly to healthcare providers and, to a limited extent, through distributors. To our knowledge, we do not directly sell to or distribute any of our products through PODs. The number and strength of PODs in the industry may continue to grow as economic pressures increase throughout the industry and hospitals, insurers and physicians search for ways to reduce costs, and, in the case of the physicians, identify additional sources to increase their incomes. These companies and the physicians who own, or partially own, PODs may have significant market knowledge, access to and influence on the physicians who use our products and the hospitals that purchase our products, and we may not be able to compete effectively for business from physicians who own PODs.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Product liability claims can be expensive to defend (regardless of merit), divert our management’s attention, result in substantial damage awards against us, harm our reputation, and generate adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.

Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance at an acceptable cost or on acceptable terms or be able to secure increased coverage (if needed), nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business. Even if a claim is not successful, defending such claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert our management’s attention.

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

We maintain strict quality controls designed in accordance with CGTPs to ensure the safe procurement and processing of our tissue, including terminal sterilization of our products. These controls are intended to prevent the transmission of communicable disease. However, risks exist with any human tissue implantation. We are also in the process of implementing CGMP systems to comply with the regulations that will apply to our Section 351 HCT/Ps, and believe this provides an added level of quality throughout our manufacturing process. However, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products and adversely affect our business, financial condition and results of operations.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, disrupt our business and adversely affect our business, results of operations and financial condition.

The processing and marketing of our tissue products involves an inherent risk that our tissue products or processes may not meet applicable quality standards and requirements. In the event that one or more of our products experiences a failure to meet such standards and requirements, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.

For example, in March 2020, MiMedx submitted to the FDA a biological product deviation report (“BPDR”) regarding tissue recovered from four donors in Palm Beach County, Florida. These tissues were recovered by a third-party recovery partner. At the time of recovery, Palm Beach County had only just been designated as an area of active Zika transmission by the Center for Disease Control. In February 2020, our recovery partner received an FDA 483 observation for recovering and providing this tissue to MiMedx. MiMedx contacted each facility that received allografts containing the subject tissues. Following MiMedx’s submission of the BPDR to the FDA, the FDA notified MiMedx that this event meets the formal definition of a “recall” and classified it as a Class II recall on the FDA’s recall website. As of the date of this filing, there have been no adverse reactions reported as a result of this submission and notification.

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

We may expand or contract our business through acquisitions, divestitures, licenses, investments, and other commercial arrangements with other companies or technologies, which may adversely affect our business, results of operations and financial condition.

We periodically evaluate opportunities to acquire companies or divest divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may, subject to the requirements and limitations set forth in the Hayfin Loan Agreement:
•issue additional equity securities that would dilute the value of equity currently held by our shareholders;
•divest or license existing products or technology;

•use cash that we may need in the future to operate our business;
•incur debt that could have terms unfavorable to us or that we might be unable to repay;
•structure the transaction in a manner that has unfavorable tax consequences, such as a stock purchase that does not permit a step-up in the tax basis for the assets acquired;
•be unable to realize the anticipated benefits, such as increased revenues, cost savings, or synergies from additional sales;
•be unable to secure the services of key employees related to the transaction(s); and
•be unable to succeed in the marketplace with the transaction(s).

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

We are pursuing further expansion outside the U.S. Managing a global organization is difficult, time consuming and expensive. Our ability to conduct international operations is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, and the impact of foreign currency exchange rates and fluctuations. Also, the sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including, without limitation, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. International regulations may also limit what promotional claims we may make for our products.

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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act (“Section 361”), this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.

The products we manufacture and process are derived from human tissue. Amniotic and other birth membrane are generally regulated as Human Cells, Tissues and Cellular and Tissue - Based Products (“HCT/P”) and are therefore eligible to be subject to regulation solely under Section 361 (“Section 361 HCT/P”) depending on whether the specific product at issue and the claims made for it are consistent with the applicable criteria. HCT/Ps that do not meet these criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. These HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices or drugs, including pre-market clearance or approval from the FDA. Obtaining FDA pre-market clearance or approval involves significant time and investment by the Company.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue - Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff.” The document confirmed the FDA’s stance that all micronized amniotic products require a biologics license to be lawfully marketed in the United States. It also confirmed that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. The final guidance also stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a limited period following the date of the Guidance. The FDA’s approach is risk-based, and the Guidance clarified that high-risk products and uses could be subject to immediate enforcement action.

MiMedx continues to market our micronized and particulate products under the policy of enforcement discretion as we work to transition certain Section 361 products to Section 351 products. Our sales of such products for all uses was $32.8 million, and $42.4 million, and $68.4 million, respectively, in 2020, 2019, and 2018. At the same time, we are pursuing the BLA pre-market approval process for certain of our micronized products, as more fully discussed under “Business - Government Regulation.” Following the period of enforcement discretion under the Guidance, we may need to cease selling our micronized products and other products regulated under Section 351 until the FDA approves a BLA, and then we will only be able to market such products for indications and doses that have been approved in a BLA. The loss of our ability to market and sell our micronized products would have an adverse impact on our revenues, business, financial condition and results of operations.

Also, the Company currently markets EpiCord and AmnioCord, tissue products derived from human umbilical cord, as providing a protective environment or as a barrier. The Company has become aware that the FDA may view the basic function of human umbilical cord as a conduit, based on warning letters to several companies marketing human umbilical cord derived products for a variety of uses, which raises the risk that the FDA will take the position that MiMedx’s marketing of human umbilical cord products may not be a homologous use. To our knowledge, the FDA has not indicated this publically or to MiMedx however, if FDA determines that EpiCord and AmnioCord do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval under Section 351 will be required. While we expect that the enforcement discretion period described in the 2017 Guidance would apply to the umbilical cord tissue derived products, following the period of enforcement discretion, we may need to cease selling our umbilical cord derived products until the FDA grants a pre-market approval or clearance, and then we will only be able to market such products for indications that have been cleared or approved by the FDA. The loss of our ability to market and sell our umbilical cord derived products would have an adverse impact on our revenues, business, financial condition and results of operations. Included in net sales were sales of umbilical cord derived products totaling $16.6 million, $17.9 million, and $14.7 million, respectively, in 2020, 2019, and 2018.

In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. In doing so, the FDA stated,

This will give manufacturers additional time to determine if they need to submit an investigational new drug (IND) or marketing application and, if such an application is needed, to prepare the IND or marketing application. Such additional time is warranted in light of the Coronavirus Disease 2019 (COVID-19) public health emergency, which has presented unique challenges in recruiting clinical trial participants and carrying out clinical trials.

In addition, the FDA might, at some future point, modify the scope of its enforcement discretion, or extend the period of enforcement discretion, or change its position on which current or future products qualify as Section 361 HCT/Ps, or determine that some or all of our micronized products may not be lawfully marketed under the FDA’s policy of enforcement discretion.

Any regulatory changes could have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. It is also possible that the FDA could decide it will not allow the Company to market any form of a micronized product during the rest of the enforcement discretion period without the pre-market approval, and it could even require the Company to recall its micronized products. We expect that following the expiration of its enforcement discretion period, sales of micronized amniotic tissue will be limited to those products and indications for which applicants have received a BLA or other pre-market approval. Also, our micronized products may be used by healthcare professionals or physicians for more indications than those for which we presently intend to pursue BLAs, as well as in other dosages. If the FDA does allow the Company to continue to market a micronized form of its sheet allografts within the period of enforcement discretion or any extension, the FDA may impose conditions, such as labeling restrictions, and the requirement that the product be manufactured in compliance with CGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including Section 361 HCT/Ps, which could ultimately increase our costs and adversely impact our business, results of operations and financial condition. If the FDA approves the BLAs we seek, we will incur increased compliance costs on an ongoing basis. See “If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.”

If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.

Products subject to the FDA’s BLA requirements must comply with a range of pre- and post-market provisions. Pre-market compliance includes the conduct of clinical trials in support of BLA approval, the development and submission of a BLA, and the production of product for use in the clinical trials that meets FDA’s quality expectations. We have been making enhancements in our fixed plant as well as incurring costs and reduced product yields from testing products to ensure quality, identity, purity, and potency. Post-approval requirements for BLA products include: compliance with CGMPs, which will require us to comply with promotional and labeling requirements, which limit our ability to make claims about regulated products; submission of annual reports in appropriate circumstances; compliance with the FDA’s “Biological Product Deviation Reporting System,” when applicable; submission of adverse events; reporting and correcting product problems within established timeframes; recalling or stopping the manufacture of a product if a significant problem is detected; complying with the appropriate laws and regulations relevant to the biologics licensed and identifying any changes needed to help ensure product quality. In some instances, the FDA can also require that applicants conduct post-market studies or trials of the product. This additional compliance burden may increase costs, and failure to comply with such requirements may subject the Company to sanctions that would have an adverse impact on our business, results of operations and financial condition.

Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.

The process of obtaining regulatory clearances or approvals to market a biological product or medical device from the FDA or similar regulatory authorities outside of the U.S. may be costly and time consuming, and such clearances or approvals may not be granted on a timely basis, or at all. We are pursuing approval of BLAs for certain of our micronized products, but have not yet submitted a BLA for review. Additionally, the FDA may take the position that some of the other products that we currently market require a BLA as well. Some of the future products and enhancements to our current products that we expect to develop or may acquire and market may require marketing clearance or approval from the FDA. However, clearance or approval may not be granted with respect to any of our products or enhancements and further FDA review may add delays that could adversely affect our ability to market such products or enhancements.

The process of obtaining an approved BLA, including clinical trial development and execution as well as manufacturing processes, requires the expenditure of substantial time, effort and financial resources and may take years to complete. The fee for filing a BLA and program fees payable with respect to any establishment that manufactures biologics are substantial. Additionally, there are significant costs associated with clinical trials that can be difficult to accurately estimate until a BLA is approved. Clinical trials may not be successful or may return results that do not support approval. Moreover, data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue a BLA for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues will be adversely affected if we fail to obtain BLA approvals on a timely basis or at all, if the FDA requires us to stop marketing our products until a BLA is approved, or if the FDA limits the indications for use or requires other conditions that restrict the commercial application of our products.

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

If we fail to comply with the FDA regulations regarding our tissue products, the FDA could take enforcement action, including, without limitation, any of the following sanctions and the manufacture of our products or processing of our tissue could be delayed or terminated:
•untitled letters, warning letters, cease and desist orders, fines, injunctions, and civil penalties;
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

Finally, we and other manufacturers of skin substitutes are required to provide average selling price (“ASP”) information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, such manufacturer is subject to civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied, and potential False Claims Act liability. See “We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause an adverse effect on our business, results of operations and financial condition.”

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.

As a general rule, FDA regulations require the marketing of 361 HCT/Ps only for appropriate homologous uses, and the promotion of pre-approved biological products or devices for FDA-approved indications. Generally, unless the products are approved by the FDA for alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them as safe or effective for uses other than those specifically approved by the FDA. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the federal FD&C Act. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, prior marketing materials, arrangements with institutions and doctors, educational and training programs and other activities.

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

However, the FDA’s Guidance stated that the FDA intends to exercise enforcement discretion under limited conditions with respect to IND application and pre-market approval requirements for certain HCT/Ps through May 31, 2021. This means that, through May 31, 2021, the FDA does not intend to enforce certain provisions as they currently apply to certain entities or activities. During the period of enforcement discretion, we have marketed, and intend to continue to market, our micronized products while at the same time pursuing a BLA for certain of our micronized products. We have already filed IND applications for three indications for our micronized product: plantar fasciitis, knee osteoarthritis, and Achilles tendonitis. We also intend to file the appropriate investigative application for both AmnioFill and for EpiFix Micronized, as well as an additional IND for AmnioFix Injectable in the first half of 2021; we are currently in the clinical trial design and planning stage, but have not yet initiated any clinical trials in furtherance of any additional regulatory approvals for these products.

Nevertheless, while we believe we are in compliance with the FDA's Guidance on HCT/Ps and enforcement discretion regarding products that do not meet some or all of the HCT/P requirements, there can be no assurance that we have correctly interpreted FDA Guidance, or that the FDA will not suspend its enforcement discretion and, in such cases, we may need to discontinue marketing a product and/or may be subject to fines, penalties, injunctions, and other sanctions if we are deemed to be promoting the use of our products for unapproved uses. Such regulatory penalties by the FDA could adversely affect our business and results of operations.

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

There are federal and state laws requiring detailed reporting of manufacturer interactions with and payments to healthcare providers, such as the federal Physician Payments Sunshine Act (“Sunshine Act”). The Sunshine Act requires, among others, “applicable manufacturers” of drugs, devices, biological products, and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. While manufacturers of human cell and tissue products regulated solely under Section 361 are not subject to the Sunshine Act, in the future, if we receive a BLA, we will be subject to this law. There is the risk that CMS or another government agency may take the position that our products are not human cell and tissue products regulated solely under Section 361, and thereby assert that we are currently subject to the Sunshine Act, which could subject us to civil penalties and the administrative burden of having to comply with the law.

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

In addition to the ACA, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) repealed the Sustainable Growth Rate formula used to calculate Medicare payment updates for physicians providing services to Medicare beneficiaries. In its place, MACRA introduced the Quality Payment Program (“QPP”), which is a value-based program that focuses on quality and outcomes as a metric for physician reimbursement. The Centers for Medicare and Medicaid Services released its final rules for the QPP in October 2016. The QPP, which impacts more than 600,000 physicians and other practice-based clinicians, represents a fundamental change in physician reimbursement, transitioning from a system that solely rewards volume of care to one that also rewards quality and value of care. The rule may have an impact on our revenue in the future. The program’s increased emphasis on quality and cost of care may encourage physicians to merge practices or seek direct employment with hospitals. In addition, the ACA encourages hospitals and physicians to work collaboratively through shared savings programs as well as other bundled payment initiatives. These shifts could lead to a consolidation of hospital providers into larger delivery networks with increased price negotiation strength resulting in downward pressure on our selling prices. Although we believe that we are well positioned to minimize any such impact on our business, our inability to address the consolidation trend could materially and adversely affect our business and results of operations.

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

We currently market our products in a small number of foreign countries, and intend to expand our international marketing. Foreign jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements.

The approval procedures vary among countries and may involve requirements for additional testing. Certain of our products require clearance or approval by the FDA. However, such clearance or approval does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any foreign jurisdiction. Furthermore, many foreign jurisdictions operate under socialized medical care, and obtaining reimbursement for our products under that construct may also prove difficult. If we fail to receive necessary approvals, certifications, or reimbursements necessary to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Further, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.

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
Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including protected health information and individually identifiable health information. These laws include:
•provisions of HIPAA that limit how covered entities and business associates may use and disclose protected health information, provide certain rights to individuals with respect to that information and impose certain security requirements;
•HITECH, which strengthened and expanded the HIPAA Privacy Rule and Security Rules, imposed data breach notification obligations, created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA;
•federal and state consumer protection laws; and
•federal and state laws regulating the conduct of research with human subjects.

One relevant state law is the California Consumer Protection Act (“CCPA”), which became effective on January 1, 2020. The CCPA is a privacy law that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer’s personal data and to delete a consumer’s data upon request. The Act also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. We are still evaluating whether and how this rule will impact our U.S. operations and /or limit the ways in which we can provide services or use personal data collected while providing services.

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

Any infringement claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patent claims at issue in such a dispute were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe those claims unless we could obtain licenses to use the technology covered by the asserted patent claims or other intellectual property, or are able to design around the patent claim or claims at issue or other intellectual property. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial measures. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our trade secrets or other confidential information could be compromised by inadvertent or court-ordered disclosure during this type of litigation.

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

Risks Related to the Audit Committee Investigation, Consolidated Financial Statements, Internal Controls and Related Matters

We have identified material weaknesses in our internal control over financial reporting, and we have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020. If we fail to properly remediate these or any future material weaknesses or deficiencies, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, affect our ability to keep our stock listed on a securities exchange, require significant expenditure of financial and other resources, give rise to litigation against us and otherwise affect our business, financial condition and operating results.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our control over financial reporting, all as described in Item 9A, “Controls and Procedures,” of this Form 10-K. While we continued meaningful remediation efforts during 2020 to address the identified weaknesses, we were not able to fully remediate our material weaknesses in internal controls as of December 31, 2020. In addition, one or more additional material weaknesses in our internal control over financial reporting might arise or be identified in the future. We intend to continue our control remediation activities and, in doing so, we will continue to incur expenses and expend management time on compliance-related issues.

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

Negative publicity, including publicity relating to or arising from the Restatement, the Audit Committee Investigation, or related matters, has had and could continue to have an adverse effect on our business, results of operations and financial condition.

We have been and could continue to be the subject of negative publicity focusing on the Restatement, the results of the Investigation, and related matters. As a result, our customers and others with whom we do business have voiced concerns regarding the effort required to address our accounting and control environment and our ability to be a long-term provider to our customers. Further negative publicity could adversely affect our business, financial condition and results of operations.

We have incurred significant legal and accounting expenditures as a result of the Restatement and have become subject to a number of additional risks and uncertainties, including being a party to certain litigation relating to the Restatement. See Item 3. “Legal Proceedings” and Item 8 -- Note 14, “Commitments and Contingencies” for additional information. As a result of the Restatement, we may continue to be at risk for further government investigations, shareholder litigation, and additional accounting and legal fees in connection therewith, as well as loss of investor confidence in us, and a negative impact on our stock price.

We are currently, in the past have been, and in the future may be, subject to substantial litigation and ongoing investigations that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business.

We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government enforcement actions. For example, we are party to a securities class action lawsuit alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934. See Item 3, “Legal Proceedings” and Item 8 -- Note 14, “Commitments and Contingencies” in the Consolidated Financial Statements for information regarding proceedings that we believe may be material to the Company as of the date of the filing of this Form 10-K. We may be subject to additional lawsuits, including class action or securities derivative lawsuits, and further government investigations as well as incur additional legal fees and may face negative impacts to our stock price and reputation. In addition, we are obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings.

Any adverse judgment in or settlement of any pending or any future litigation could result in significant payments, fines and penalties that could have a material adverse effect on our business, results of operations, financial condition and reputation. Such payments, damages or settlement costs, if any, related to these matters could be in excess of our insurance coverage. The amount of time that is required to resolve these lawsuits is unpredictable and any litigation or claims against us, even those without merit, may cause us to incur substantial costs, divert management’s attention from the day-to-day operation of our business, and materially harm our reputation.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our substantial indebtedness may adversely affect our financial health.

On July 2, 2020, the Company borrowed an aggregate of $50 million and obtained an additional committed but undrawn $25 million facility (the “Hayfin Loan Agreement”). See Item 8, Note 8, “Long-Term Debt.”

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

The Hayfin Loan Agreement imposes operating and financial restrictions and covenants. For example, the Hayfin Loan Agreement contains (a) certain covenants that impose certain reporting and/or performance obligations on the Company and its subsidiaries, including (i) a maximum Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) of 5.0x through the quarter ended December 31, 2020, stepping down to 4.5x through the quarter ending June 30, 2021 and to 4.0x thereafter until maturity at June 30, 2025, in each case tested quarterly; and (ii) Minimum Liquidity (as defined in the Hayfin Loan Agreement) of $10 million, an at-all-times covenant tested monthly and (b) certain negative covenants that generally limit, subject to various exceptions, the Company and its subsidiaries from taking certain actions, including, without limitation, incurring indebtedness (including with respect to drawdowns under the delayed draw term loan (the “DD TL”) if the Total Net Leverage Ratio (pro forma for such drawdowns) exceeds 3.5x), making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leaseback transactions and asset dispositions.

A breach of a financial covenant in the Hayfin Loan Agreement would result in an event of default that would trigger the lenders’ remedies, including the right to accelerate the entire principal balance of the loan under the Hayfin Loan Agreement. There can be no assurances that we will be able to repay all such amounts or be able to find alternative financing in case of such or other event of a default. Even if alternative financing is available in an event of a default under the Hayfin Loan Agreement, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the Hayfin Loan Agreement, thus adversely affecting our cash flows, liquidity, and results of operations. Acceleration of the repayment of the loan pursuant to the terms of the Hayfin Loan Agreement, in combination with the Company’s current commitments and contingent liabilities, could also cast doubt on the Company’s ability to continue as a going concern.

Our variable rate indebtedness under the Hayfin Loan Agreement subjects us to interest rate risk, which could result in higher expense in the event of increases in interest rates and adversely affect our business, financial condition, and results of operations.

Borrowings under the Hayfin Loan Agreement bear interest at a per annum rate equal to London Interbank Offered Rate (“LIBOR”), subject to a “floor” of 1.5%, plus a margin ranging from 6.0% to 6.75% based on our Total Net Leverage Ratio as defined in the Hayfin Loan Agreement. As a result, we are exposed to interest rate risk, which we do not hedge. If LIBOR rises, the interest rate on outstanding borrowings under the Hayfin Loan Agreement will increase. Therefore, an increase in LIBOR will increase our interest payment obligations under the Hayfin Loan Agreement and have a negative effect on our cash flows and liquidity, and could have a negative effect on our ability to make payments due under the Hayfin Loan Agreement.

EW Healthcare Partners and its interests may conflict with those of our other shareholders.

On July 2, 2020, we issued 90,000 shares of Series B Preferred Stock to an affiliate of EW Healthcare Partners (“EW Healthcare Partners”) pursuant to the Securities Purchase Agreement. As of December 31, 2020, EW Healthcare Partners and their affiliates own 90% of the outstanding shares of Series B Preferred Stock which would result, upon conversion into shares of Common Stock, in an ownership interest of approximately 17.2% of our Common Stock (calculated on the basis set forth under Item 12, “Security Ownership Of Certain Beneficial Owners And Management” below). Also, for as long as EW Healthcare Partners and its affiliates collectively hold at least (i) 10% of the outstanding shares of our Common Stock (calculated on an as converted basis), EW Healthcare Partners has the right to designate two directors to our Board and (ii) 5% (but less than 10%) of the outstanding shares of our outstanding Common Stock (calculated on an as converted basis), EW Healthcare Partners has the right to designate one individual to serve on our Board. Such individuals will initially be preferred directors and therefore not subject to election by the holders of Common Stock. At the closing of the Preferred Stock Transaction, EW Healthcare Partners designated Martin P. Sutter and William A. Hawkins, III to serve on our board as preferred directors, and they were appointed to our Board on July 2, 2020. The interests of EW Healthcare Partners may conflict with those of our other shareholders, and EW Healthcare Partners may seek to influence, and may be able to influence, us through its director designation rights and its share ownership.

Holders of shares of Series B Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common shareholders.

Holders of shares of Series B Preferred Stock are entitled to cumulative dividends at a rate of 4.0% per annum until June 30, 2021 and 6.0% per annum thereafter, in each case compounding quarterly in arrears. The dividends are payable quarterly in whole or in part, in cash. However, the Company may, at its option, elect not to pay any such dividend in cash and instead to accrue the amount of such dividend. The payment of regular dividends in cash to the holders of Series B Preferred Stock could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. If we elect to accrue the dividends in lieu of paying them in cash, holders of

Common Stock could effectively be diluted because such accrual of dividends will increase the number of shares of Common Stock into which the Series B Preferred Stock would then be convertible. Our obligations to the holders of Series B Preferred Stock could also limit our ability to obtain additional equity or debt financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

The Series B Preferred Stock ranks senior to our Common Stock with respect to dividends and distributions on liquidation, winding-up, and dissolution. Upon a liquidation, dissolution, or winding-up of the Company, holders of Series B Preferred Stock will be entitled to receive $1,000 per share of Series B Preferred Stock (subject to adjustment), plus any accrued and unpaid dividends. This amount will be payable prior to any distribution of our available assets to the holders of our Common Stock.

Holders of Series B Preferred Stock generally are entitled to vote together as a single class with the holders of the shares of Common Stock, on an as converted basis, on all matters submitted for a vote of holders of our Common Stock subject to certain limitations on their voting rights contained in the related Articles of Amendment. Additionally, certain matters will require the approval of the holders of the majority of the outstanding shares of Series B Preferred Stock, voting as a separate class, including the following actions:
•any changes to the rights, preferences, or privileges of the Series B Preferred Stock;
•amendments or restatements of any organizational document of the Company or its subsidiaries in a manner that materially, adversely, and disproportionately affects the rights, preferences, and privileges of the Series B Preferred Stock as compared to our Common Stock;
•the authorization or creation of any class or series of senior or parity equity securities;
•the declaration of any dividends or any other distributions, or the repurchase or redemption, of any equity securities of the Company ranking junior to or on parity with the Series B Preferred Stock (subject to certain exceptions);
•prior to January 2, 2023, the sale, transfer, or other disposition of any assets, business, or operations for $25 million or more (other than sales of inventory in the ordinary course of business), or the purchase or acquisition of any assets, business, or operations for $75 million or more;
•prior to January 2, 2023, the merger or consolidation of the Company unless either (x) the surviving company will have no class of equity securities ranking superior to or on parity with the Series B Preferred Stock or (y) the holders of shares of the Series B Preferred Stock will receive in connection therewith consideration per share of Series B Preferred Stock valued at 200% or more of the purchase price per share of $1,000;
•prior to January 2, 2023, commencing a voluntary case under any applicable bankruptcy, insolvency, or other similar law or consenting to the entry of an order for relief in an involuntary case under any such law, or effectuating any general assignment for the benefit of creditors; and
•prior to January 2, 2023, entering into any settlement agreement regarding the Company’s securities class action litigation.

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

See Item 8, Note 10, “Equity” for more information regarding our Series B Preferred Stock.

Our Series B Preferred Stock is convertible into shares of our Common Stock, and any such conversion may dilute the value of our Common Stock.

Holders of shares of Series B Preferred Stock have the right, at their option, to convert each share of Series B Preferred Stock into shares of our Common Stock, except that no holder may convert its shares of Series B Preferred Stock into shares of Common Stock if such conversion would result in such holder and its affiliates holding more than 19.9% of the aggregate voting power of our Common Stock or beneficially owning in excess of 19.9% of our then-outstanding shares of Common Stock. Additionally, each share of Series B Preferred Stock (including any accrued and unpaid dividends) will automatically convert into shares of our Common Stock at any time after July 2, 2023, provided that our Common Stock has traded at 200% or more of the then conversion price (i) for 20 out of 30 consecutive trading days preceding, and (ii) as of the close of trading on the date immediately prior to conversion. The conversion of Series B Preferred Stock may significantly dilute our common shareholders and adversely affect both our net income per share of Common Stock and the market price of our Common Stock.

The price of our Common Stock has been, and will likely continue to be, volatile.

The market price of our Common Stock, like that of the securities of many other healthcare companies that are engaged in research, development, and commercialization, has fluctuated over a wide range, and it is likely that the price of our Common Stock will fluctuate in the future. The market price of our Common Stock could be impacted by a variety of factors, including:
•Our prior delisting from Nasdaq, and then subsequent re-listing on Nasdaq;
•Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;
•Our ability to successfully launch, market and earn significant revenue from our products;
•Our ability to obtain additional financing to support our continuing operations;
•Disclosure of the details and results of regulatory applications and proceedings;
•Developments in and disclosure or publicity regarding existing or new litigation or contingent liabilities;
•Changes in government regulations or our failure to comply with any such regulations;
•Additions or departures of key personnel;
•Our investments in research and development or other corporate resources;
•Announcements of technological innovations or new commercial products by us or our competitors;
•Developments in the patents or other proprietary rights owned or licensed by us or our competitors;
•The timing of new product introductions;
•Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;
•Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;
•Our ability and the ability of our distribution partners to market and sell our products;
•Changes in reimbursement for our products or the price for our products to our customers;
•Removal of our products from the FSS, or changes in how government accounts purchase products such as ours or in the price for our products to government accounts;
•Activities of market participants and investors, including analysts and MiMedx shareholders;
•Material amounts of short-selling of our Common Stock; and
•The other risks detailed in this Item 1A.

Price volatility or a decrease in the market price of our Common Stock could have an adverse effect on our ability to raise capital, liquidity, business, financial condition and results of operations.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

We have conducted extensive investor relations outreach to the investment analysts community with the goal of attracting analyst coverage. However, at this time, only one securities analyst provides coverage on us, and we compensate that analyst’s firm. There can be no assurance that any other analysts will cover our stock or, if they do, that they will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.

If we fail to attract the coverage or securities analysts, or if securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect the actual and potential market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry participants, industry analysts or financial analysts publish about our business. If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

The Florida Business Corporation Act (the “FBCA”) includes several provisions applicable to the Company that may discourage potential acquirors. Such provisions include provisions that:
•allow directors to take other stakeholders into account in discharging their duties;
•a requirement that certain transactions with a shareholder of 10% or more ownership must be approved by the affirmative vote of two-thirds of the other shareholders unless approved by a majority of the disinterested directors or certain fair price requirements are met; and
•voting rights acquired by a shareholder at ownership levels at or above one-fifth, one-third and a majority of voting power are denied unless authorized by the Board prior to such acquisition or by a majority of the other shareholders (excluding interested shares (as defined in the FBCA)).

Additionally, our organizational documents contain provisions:
•authorizing the issuance of blank check preferred stock;
•restricting persons who may call shareholder meetings;
•providing for a classified Board;
•permitting shareholders to remove directors only “for cause” and only by super-majority vote; and
•providing the Board with the exclusive right to fill vacancies and to fix the number of directors.

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
Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease office, laboratory, tissue processing and warehouse space. We also lease a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space, and additional warehouse space in Marietta, Georgia. All of our properties are used by our one business segment, Regenerative Biomaterials, which includes the design, manufacture and marketing of products and tissue processing services primarily for the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare.

The Company’s properties are suitable and adequate for current business operations. We are making investments to increase our manufacturing capacity, especially in the context of enhancements to facilitate the processing of products required to be manufactured under CGMP.
Item 3. Legal Proceedings
The descriptions of our litigation and regulatory matters, and other matters, contained in Note 14, “Commitments and Contingencies,” to our financial statements included in Item 8 are incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock trades on The Nasdaq Stock Market under the trading symbol “MDXG”. Based upon information supplied from our transfer agent, there were approximately 912 shareholders of record of our Common Stock as of February 15, 2021. We have not paid any cash dividends and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Nasdaq Biotechnology Index, assuming an investment of $100.00 on December 31, 2015, in each of our Common Stock, the stocks comprising the Nasdaq Composite Index, and the stocks comprising the Nasdaq Biotechnology Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
MiMedx Group, Inc.
NASDAQ Composite-Total Return
NASDAQ Biotechnology Index
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020

ASSUMES $100 INVESTED ON DEC. 31, 2015
ASSUMES NO DIVIDENDS
FISCAL YEAR ENDED DEC. 31, 2020

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18 under the Exchange Act) during the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2020 - October 31, 2020	15,031	$6.04	—	$—
November 1, 2020 - November 30, 2020	56,543	$5.78	—	$—
December 1, 2020 - December 31, 2020	36,833	$7.68	—	$—
Total for the quarter (1)	108,407	$6.46	—	$—
(1) Shares repurchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock as well as restricted stock yielded to the Company to exercise stock options.

Item 6. Selected Financial Data
The selected consolidated financial data displayed below for the years ended December 31, 2020, 2019, and 2018 was derived from our audited consolidated financial statements for the three-year period ended December 31, 2020. As described below, the selected financial data as of and for the year ended December 31, 2017 and 2016 have been derived from our restated audited consolidated financial statements, which reflect the impact of adjustments to, or restatement of, our previously-filed financial information. The selected financial data set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements.

	Year Ended December 31, in thousands
	2020 (1) (3) (5)	2019 (1) (3)	2018 (3)	2017 (2) (4)	2016 (2)
Statement of Operations Data:
Net sales	$248,234	$299,255	$359,111	$321,139	$221,712
Gross profit	208,904	256,174	322,725	285,920	190,774
Operating (loss) income	(45,398)	(21,160)	(3,924)	46,223	884
Net (loss) income	$(49,284)	$(25,580)	$(29,979)	$64,727	$390
Net (loss) income per common share - basic	$(0.77)	$(0.24)	$(0.28)	$0.61	$0.00
Net (loss) income per common share - diluted	$(0.77)	$(0.24)	$(0.28)	$0.56	$0.00
(1) Includes the adjustments discussed in Item 8, Note 2 “Significant Accounting Policies—Revenue Recognition”
(2) Includes sales to external customers by Stability Biologics, LLC, our wholly-owned subsidiary acquired on January 13, 2016 and sold on September 30, 2017, were $7.0 million and $11.7 million during the years ended December 31, 2017 and 2016, respectively.
(3) Includes legal fees, forensic audit fees, and consulting fees relating to the Restatement; and legal fees relating to the SEC Investigation, shareholder derivative lawsuits, as well as expenses paid under indemnification agreements with certain former members of management.
(4) Includes Loss on sale of Stability Biologics, LLC of $1.0 million recognized during the year ended December 31, 2017.
(5) Includes Loss on extinguishment of BT Term Loan of $8.2 million.

For information regarding the comparability of the financial data presented in the tables above and factors that may impact comparability of future results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the Consolidated Financial Statements.

	As of December 31, in thousands
	2020	2019	2018	2017	2016

Balance Sheet Data:
Cash and cash equivalents	$95,812	$69,069	$45,118	$27,476	$30,321
Accounts receivable, net	35,423	32,327	—	—	1,927
Inventory, net	10,361	9,104	15,986	9,467	15,872
Prepaid expenses	5,605	6,669	6,673	2,125	1,838
Income tax receivable	10,045	18	454	656	$—
Other current assets	3,371	6,058	5,818	9,023	9,516
Total current assets	160,617	123,245	74,049	48,747	59,474
Total assets	$202,032	$167,166	$122,844	$121,255	$117,274

Current portion of long term debt	$—	$3,750	$—	$—	$—
Accounts payable	8,765	8,710	14,864	8,454	12,412
Accrued compensation	18,467	21,302	23,024	20,941	12,691
Accrued expenses	30,460	32,161	31,842	15,768	19,207
Current portion of earn out liability	—	—	—	—	8,260
Deferred tax liability	—	—	—	—	1,129
Income taxes	—	—	—	—	5,611
Other current liabilities	1,470	1,399	1,817	647	1,482
Total current liabilities	59,162	67,322	71,547	45,810	60,792
Long term liabilities	$51,452	$65,446	$1,642	$1,648	$8,415

Convertible preferred stock	91,568	—	—	—	—

Additional paid in capital	158,610	147,231	164,744	164,649	161,481
Accumulated deficit	(151,424)	(102,140)	(76,560)	(46,581)	(111,308)
Total stockholders’ (deficit) equity	(150)	34,398	49,655	73,797	48,067
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$202,032	$167,166	$122,844	$121,255	$117,274
Working capital	$101,455	$55,923	$2,502	$2,937	$(1,318)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx is an industry leader in utilizing birth tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we have both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary processing methods, including the PURION® process. We employ Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce our allografts. MiMedx provides products primarily in the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare. All of our products are regulated by the FDA.

MiMedx is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce therapies to treat another person (the recipient). MiMedx has supplied over two million allografts, through both direct and consignment shipments. Our platform technologies include AmnioFix®, EpiFix®, EpiCord®, AmnioCord® and AmnioFill®. AmnioFix and EpiFix are our tissue allografts derived from the amnion and chorion layers of the human placental membrane. EpiCord and AmnioCord are tissue allografts derived from umbilical cord tissue. AmnioFill is a particulate product comprised of placental connective tissue matrix, derived from the placental disc and placental membranes.

Our EpiFix and EpiCord sheet product lines are promoted for external use, such as in advanced wound care applications, while our AmnioFix, AmnioCord and AmnioFill products are positioned for surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.

MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities); and (2) sales through distributors.

This discussion, which presents our results for the fiscal years ended December 31, 2020 and December 31, 2019, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. Also please refer to Item 1 — Business and Item 1A — Risk Factors, which include detailed discussions of various items impacting the Company's business, results of operations and financial condition. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance. Further information on the factors that can affect our operating results can be found in Part I under the caption “Important Cautionary Statement Regarding Forward-Looking Statements.”

Trends in Our Business
Our recent operating results have been burdened by the incurrence of significant legal expenses
Our prior results were adversely impacted by costs related to the Audit Committee Investigation and the Restatement. We do not expect any further direct costs related those matters, but we have incurred and may potentially continue to incur legal expenses to indemnify certain former members of the Company’s management team in certain criminal and civil proceedings, as well as legal costs and penalties to settle ongoing matters involving the Company itself. In January 2021, following the conviction of our former CEO and our former Chief Operating Officer (the “Convicted Former Officers”) for securities fraud and conspiracy to commit securities fraud, respectively, the Company filed suit seeking (1) a declaratory judgment that the Company has no further obligation to advance expenses to the Convicted Former Officers, (2) a refund of certain amounts previously advanced to the Convicted Former Officers, and (3) certain legal fees and expenses. See Item 3, “Legal Proceedings.”
Our recent operating results were adversely affected by the impact of the COVID-19 Pandemic
Restrictions on access to hospital and health care provider facilities, decreases in elective procedures, and cost savings measures implemented by hospitals in response to the COVID-19 pandemic adversely affected our revenues, results of operations, and financial condition. In certain areas, local or regional surges of COVID-19 have continued. See “Expected Impact of COVID-19 Pandemic,” below.

Demographic shifts are creating opportunities in the advanced wound care and musculoskeletal sectors
The sectors where our products are used are expected to continue growing due to certain demographic trends. Within the advanced wound care sector, there is significant unmet patient need, due to an aging population, an increasing incidence of obesity and diabetes, and other contributing comorbidities that result in higher susceptibility to non-healing chronic wounds. These demographics extend into the musculoskeletal sector as well, and the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. We expect that these shifts will benefit our business.
As we look for ways to achieve long-term competitive advantages, we plan to continue to invest in research & development
The Company is also focused on advancing our late-stage pipeline and accelerating efforts toward seeking FDA approval for AmnioFix Injectable, or mdHACM, to treat musculoskeletal degeneration across multiple indications. As a significant area of focus and investment for MiMedx, we are progressing clinical, manufacturing, and quality initiatives, in support of mdHACM as a biologic with broad potential across a range of large and growing clinical indications. In parallel, we are continuing to proactively communicate with the FDA. We are preparing to request and schedule End-of-Phase meetings with the FDA to review our progress with ongoing clinical trials, and outline the proposed next steps, including plans to accelerate a Phase 3 clinical trial for knee osteoarthritis. Also, our planned investments in Research and Development throughout 2021 are designed to advance our late-stage pipeline and support our core market growth objectives. We intend to publish additional peer-reviewed clinical, scientific and economic data that further reinforce the differentiation of our products and expand the utility of the Company’s placentally-derived products in other clinical applications throughout the care continuum. In addition, we are enhancing business and product development efforts, targeting new applications and potential products that fit within our framework of innovative technologies backed by rigorous science, that elevate the standard of care.
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of nonessential services.

As of the end of 2020, many governments and businesses have relaxed these measures. In addition, the FDA has approved two vaccines with proven efficacy for use by the general public; although, as of the issuance of this report, availability of the vaccine is restricted to certain populations.

Despite these developments, it remains uncertain whether governments and businesses will reimpose similar or greater restrictions or other measures to mitigate the spread of the virus, the rate at which the vaccine will become available to the general population, the potential impact of additional variants of the virus, the amount, timing, and extent of additional fiscal relief or stimulus, and the timing and extent society will return to a pre-pandemic way of life.

The COVID-19 pandemic began affecting us late in the first quarter of 2020 and affected our operations for the remainder of the year.

Sourcing and Manufacturing
We source the raw materials for our product from donors in hospitals. We have a large, nation-wide network of donor hospitals. We experienced interruptions to our access to some hospitals in some geographic areas beginning in the second half of March 2020. However, we were successful in mitigating this disruption to our supply by adding additional donor hospitals, increasing efforts at hospitals, and by using third-party providers of donated placentas, that did not impose access limits. Additionally, in anticipation of expected disruptions, we ran manufacturing at levels greater than demand and were successful in building our inventory of safety stock. We process donated tissue in a sterile environment. However, the manufacturing space is a confined area where an affected employee might spread the virus to other employees despite the use of personal protective equipment required for this environment. Additionally, we required our non-manufacturing employees including our executives to work from home from March 13, 2020 until June 1, 2020, and again beginning July 12, 2020 through April 21, 2021, though this timeline may be further extended. To the extent that employees do need to enter the facility, we monitor our employees’ temperatures prior to entering our facilities and ask if they are exhibiting any symptoms of COVID-19. To date, and due to significant mitigation efforts, COVID-19 has had only a modest impact on our ability to source and manufacture our products.

Sales and Marketing
Our ability to sell our products has been hampered by the COVID-19 pandemic. Our sales force is spread across the country. In many areas, our sales force was excluded from hospitals and the offices of other health care providers. Additionally, many patients stayed away from hospitals and other medical facilities. This had an adverse effect on our revenues beginning late in the first quarter of 2020 and continuing into April. However, by mid-May, access to hospitals and healthcare providers by our sales force had been mostly restored, and we began to see significant numbers of patients return to hospitals and other healthcare providers, including for elective procedures. This trend continued into the third and fourth quarters of 2020, where we saw net sales generally consistent with the comparable periods from 2019 on an “as-shipped” basis. In certain areas, local or regional surges of COVID-19 have continued, and future sales will depend on patients’ willingness and ability to visit healthcare providers for care, and our sales force’s access to healthcare providers. The timing, impact, and response to the pandemic has been uneven across the country. Subsequent waves may have a greater impact than did the first wave depending on a myriad of factors, including, but not limited to the availability and efficacy of vaccines, the emergence and severity of new variants of the virus, infection rates, mitigation efforts, and societal response. We are not able to estimate the future effect of COVID-19 on patient behavior and consequently future demand or the ability of providers to pay for our products. See Item 1A. - Risk Factors - The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of the pandemic or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.
Selling and General Administrative Expenses
In response to these challenges, our management team initiated several actions. Most discretionary expenses such as travel were cancelled. We negotiated additional discounts with vendors. Merit salary increases scheduled for the second quarter of 2020 were deferred until the fourth quarter of 2020. Beginning on April 5, 2020, we reduced employees’ salaries, including those of senior executives, on a sliding scale with larger reductions applied to larger salaries. The salary reductions ended June 28, 2020. We estimate that the combination of these efforts have saved the Company approximately $17 million through December 31, 2020.
Liquidity and Capital Resources
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP, which was funded on July 2, 2020 and provided us with a senior secured term loan in an aggregate amount of $50 million and an additional delayed draw term loan in the form of a committed but undrawn facility. In addition, on July 2, 2020, we issued shares of Series B Preferred Stock to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement for an aggregate purchase price of $100 million (collectively, the “Financing Transactions”). The proceeds from these transactions were used to:
(1)    refinance, in whole, the outstanding indebtedness under the Loan Agreement, dated as of June 10, 2019, among us, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,
(2)     pay fees and expenses incurred with certain financing transactions, and
(3)     finance the working capital, capital expenditures, and other general corporate obligations of the Company.
In large part due to the Financing Transactions, we have $95.8 million of cash and cash equivalents and $101.5 million of working capital as of December 31, 2020. Despite the uncertainty brought upon by the COVID-19 pandemic, we believe that our current cash balance, in concert with cash flows from operations, as well as $25 million available on the delayed draw term loan, will be sufficient to cover our obligations for twelve months from the filing of this Form 10-K.
As noted above, the COVID-19 pandemic has affected our operations and may continue to negatively affect our operations. It is possible that, as a result of a deterioration of our operations, we may breach one or more of the financial covenants specified within our term loan agreements. Such a circumstance would constitute an event of default and could allow our lenders to call outstanding loans and require us to repay the outstanding principal balance, accrued interest, and prepayment premium immediately. Absent this circumstance, our lenders may require us to pay a higher interest rate on our debt so long as we remain in default on our loan agreements. Either circumstance could impact our cash flows or liquidity.
The COVID-19 pandemic and governmental and societal responses thereto may cause a deterioration of debt and equity markets, limiting our ability to access capital should the need arise. If we do seek additional financing through the capital markets, it is possible that the terms of such agreements may be less favorable than the terms of our existing term loan agreements. This could be the result of factors specific to our operations or systemic to the capital markets brought upon by the COVID-19 pandemic.
Refer to discussion in the Liquidity and Capital Resources section below for additional information regarding the Financing Transactions.
Reserves and Financial Estimates
We do not expect that there will be significant changes in judgments in determining the fair value of other assets measured in accordance with U.S. GAAP. We do not expect to incur any material impairments (e.g., with respect to goodwill, intangible assets, long-lived assets, fixed assets, or right of use assets) as a direct result of the pandemic, increases in allowances for credit losses, restructuring charges, other expenses, or changes in accounting judgments that have had or are reasonably likely to have a material impact on our financial statements, although we expect our days sales outstanding, post revenue recognition transition discussed in the “Critical Accounting Policies” below, to increase modestly as a result of patient behavior.
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
Recent Events
SEC Matters and Corporate Matters

On March 17, 2020, we filed our annual report for the year ended December 31, 2018 which included restated financial statements. On July 6, 2020, we filed our annual report for the year ended December 31, 2019, three quarterly reports for 2019, and our quarterly report for the period ended March 31, 2020. By doing so, we became current in our periodic reporting obligations with the SEC.

We also held our 2019 annual meeting of shareholders on August 31, 2020 and our 2020 annual meeting of shareholders on November 20, 2020.

Relisting of Common Stock and Related Matters

On November 4, 2020, The Nasdaq Stock Market LLC (“Nasdaq”) relisted our common stock (“Common Stock”). Previously, Nasdaq had suspended our Common Stock from trading on November 8, 2018 and subsequently delisted our Common Stock effective March 8, 2019 due to our failure to remain current in our SEC reporting obligations.

Additions to our Management and Board of Directors

Since June 2018, most of our executive leadership team has changed.
•The Board appointed Timothy R. Wright as Chief Executive Officer, effective as of May 13, 2019.
•On December 2, 2019, William “Butch” Hulse IV joined the Company as General Counsel and Secretary.
•Effective March 18, 2020, the Board appointed Peter M. Carlson as Chief Financial Officer.
•On May 1, 2020 the Board appointed William L. Phelan as Chief Accounting Officer.
•On July 28, 2020, the Board appointed Rohit Kashyap, Ph.D. Executive Vice President and Chief Commercial Officer.
•On August 10, 2020, the Board appointed Robert B. Stein, M.D., Ph.D. Executive Vice President, Research and Development.

In addition, we welcomed four new directors to our Board of Directors in 2020. Pursuant to the Preferred Stock Transaction described below, we increased the size of our Board of Directors, and Martin P. Sutter and William A. Hawkins III were appointed to serve as Preferred Directors effective July 2, 2020. At the 2020 Annual Meeting held on November 20, 2020, shareholders elected Dr. Michael Giuliani and Dr. Cato Laurencin to the Board. Also, Dr. Phyllis Gardner will join the Board effective immediately following the filing of this report. As a result, all of our current directors have joined the Board as new members since May 2019.

Financing Transactions

On July 2, 2020, we issued shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”). On July 2, 2020, we also borrowed an aggregate of $50 million pursuant to the loan agreement, dated as of June 30, 2020 (the “Hayfin Loan Agreement”), by and among the MiMedx Group, Inc., certain of our subsidiaries, Hayfin Services LLP and other funds managed by Hayfin Capital Management LLP, and obtained an additional committed but undrawn $25 million facility pursuant to the Hayfin Loan Agreement (collectively, the “Hayfin Loan Transaction”). A significant portion of the proceeds from these transactions was used to repay the outstanding balance of principal and accrued but unpaid interest, and prepayment premium, under existing indebtedness. For further information regarding the Preferred Stock Transaction, see Item 8, Note 10 “Equity.” For further information regarding the Hayfin Loan Agreement and the repayment of our prior indebtedness, see Item 8, Note 8 “Long-Term Debt.”

Government Investigations and Litigation

On April 6, 2020, we announced that we had finalized a settlement with the Department of Justice (the “DOJ”), resolving an investigation concerning the accuracy of commercial pricing disclosures to the United States Department of Veterans Affairs (the “VA”) for one of our products in connection with our Federal Supply Schedule contract, and a related qui tam action filed in Minnesota. We self-disclosed the matter to the VA Office of Inspector General (VA-OIG) in November 2018, prior to our knowledge of the qui tam suit or any underlying government investigation and, as the DOJ acknowledged in the settlement agreement, we cooperated with the government’s investigation into the matter. Without admitting the allegations, we agreed to pay $6.5 million to the DOJ to resolve the matter. Previously, we disclosed that we had accrued an amount to cover the settlement and anticipated related expenses in our annual report on Form 10-K for the year ended December 31, 2018.

On January 11, 2021, we provided an update regarding the United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) Investigation into, among other things, our recognition of revenue and practices with certain distributors and customers. The USAO-SDNY recently advised us, based on the USAO-SDNY’s current understanding of facts, that it does not intend to pursue further action or remedies against us.

On September 9, 2020, we reached a settlement of three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On December 21, 2020, the Court approved the settlement.

Pursuant to the Florida Business Corporation Act and indemnification agreements with its former Chairman and CEO, Parker H. “Pete” Petit, and former COO, William Taylor, the Company has advanced defense costs to Petit and Taylor in connection with certain legal proceedings arising from their corporate status as former directors and officers of the Company. Following the jury verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud, on January 12, 2021, the Company filed suit in the Eleventh Judicial Circuit of Florida in and for Miami-Dade County (MiMedx Group, Inc. v. Petit and Taylor) seeking (1) a declaratory judgment that a conviction of Petit and Taylor means the Company has no further obligation to indemnify or advance expenses to them, (2) reimbursement of amounts previously advanced to Petit and Taylor, and (3) any other relief deemed just and proper by the court. Given the inherent difficulty of predicting the outcome of litigation, the Company cannot estimate recoveries, ranges of recoveries, losses or ranges of losses in these proceedings, nor can it predict whether it may be required to continue to indemnify or advance defense costs to Petit and Taylor.

For more information see the discussion included in Item 8 -- Note 14, “Commitments and Contingencies.”

Critical Accounting Policies
We believe that of our significant accounting policies, which are described in Note 2 “Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity.

Revenue Recognition
Current Policy
We sell our products primarily to two classes of customers: individual customers and independent distributors. Customers obtain and use products either through ship and bill sales or consignment arrangements. Under ship and bill arrangements, we retain possession of the product until the customer submits an order. Upon approval of the sales order, we ship product to the customer and invoice them for the product sold. Under consignment arrangements, the customer takes possession of the product, but we retain title until the implantation, or application of our product to the end user.
Subsequent to the Transition (as defined below) and including for all of the year ended December 31, 2020, we recognized revenue as performance obligations were fulfilled; which occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales. All revenue is recognized at a point in time.
Revenue is recognized based on the consideration we expect to receive from the sale. This consists of the gross selling price of the product, less any discounts or rebates (collectively, “Deductions” or “sales deductions”). Gross selling price is a standard we set for all customers, unless a contract governing the sale provides for a specified price. Sales deductions are specified in individual contracts with customers and generally achieved based on total sales during a specified period. We estimate the total sales deductions which a specific customer will achieve over the relevant term and apply the deductions to sales as they are made throughout the period. Rebates owed to customers are accrued and recorded in accrued expenses on the consolidated balance sheets.
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
In addition to the above revenue recognition policy, we recognize revenue associated with the Remaining Contracts (as defined below) upon cash receipt. The Remaining Contracts represent contracts for which all of the criteria necessary for revenue recognition were not met at the time of shipment and that such criteria would not be met until ultimate collection of such sales. A summary of amounts collected and recorded as net sales for the years ended December 31, 2020 and 2019, as well as amounts still outstanding as of those dates, are as follows (amounts in thousands):

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts as of September 30, 2019	$48,883	$6,415
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Transition Adjustment during the three months ended September 30, 2019	(21,385)	(2,565)
Cash collected during the three months ended December 31, 2019 related to the Remaining Contracts	(8,219)	(1,151)
	(29,604)	(3,716)
Write-off of customer contracts where collection is no longer reasonably assured (a)	(10,273)	(1,438)
Amounts as of December 31, 2019	9,006	1,261
Cash collected during the year ended December 31, 2020	(7,767)	(1,087)
Amounts as of December 31, 2020	$1,239	$174
(a) The Company determined that for approximately $10.3 million of existing contracts where payment had not been received, collection was no longer reasonably assured. As a result, $1.4 million of deferred cost of sales relating to these customers was written off. Any future collections relating to these customer contracts will be recorded as revenue at the time payment is received.

Previous Revenue Recognition Policy and Transition
In 2018, and into part of 2019, our control environment was such that it created uncertainty surrounding all of our customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by us and former members of our management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer.
We changed our pattern of revenue recognition effective October 1, 2019. As a result, our pattern of revenue recognition varies between the years ended December 31, 2020, 2019, and 2018. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.
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
ASC 606 establishes a five-step model for revenue recognition. The first of these steps requires the identification of the contract as described in ASC 606-10-25-1. The specific criteria (the “Step 1 Criteria”) to this determination are as follows:
•The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations;
•The entity can identify each party’s rights regarding the goods or services to be transferred; and
•The entity can identify the payment terms for the goods or services to be transferred.
•The contract has commercial substance.
•It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.
We concluded that the first three of the above criteria were not met upon shipment of product to the customer, the fourth criteria had been met and we acknowledge that there was a degree of uncertainty as to whether last criteria above had been met. Although the parties to the contract may have approved the contract and purchase orders in writing, we concluded that, upon shipment of products to the customer, there was not sufficient evidence that our customers were committed to perform their obligations defined in the contract due to the existence of extra-contractual or undocumented terms or arrangements (e.g., regarding payment terms, right of return, etc.). We could not reliably identify each party’s rights regarding the products to be transferred upon shipment of those products to customers.
We determined the transaction price of our contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability is included within accrued expenses in our consolidated balance sheet.
Fiscal Year Ended December 31, 2019 and Transition
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
To address the tone at the top issues, we noted that proper remediation involved not only the removal of members of management who were setting an inappropriate tone but also the establishment of new management throughout the organization that emphasized a commitment to integrity, ethical values, and transparency and have that reinforcement for a sustained period of time. The changes made to management positions throughout the organization and the resulting organizational behavior changes were assessed to have been sufficiently addressed by the end of the second quarter of 2019.
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
•For customer arrangements where collection was considered probable within 90 days from the date of the original shipment or implantation of the products, we concluded the Step 1 Criteria were met (the “Transition Adjustment”).
•For the remaining customer arrangements (the “Remaining Contracts”), we concluded that, due to the uncertainty that extracontractual arrangements may continue, the Step 1 Criteria would not be satisfied until we receive payment from the customer. At that point, we determined that an accounting contract would exist and our performance obligations to deliver product to the customer to pay for the product would be satisfied. Upon continuing reassessment, we concluded that the Step 1 Criteria continued to not be met due to the same circumstances described above for these contracts.
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
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. We assess the recoverability of our goodwill at least annually on September 30, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that goodwill is impaired. In performing the goodwill impairment test, we evaluate qualitative factors to determine the existence of impairment. If the qualitative factors indicate that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, we proceed to a quantitative test to measure the existence and amount of goodwill impairment. We may also choose to bypass the qualitative assessment and proceed directly to the quantitative analysis.
At present, we have one reporting unit.
In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds the assessed fair value of the reporting unit, not to exceed goodwill allocated to that reporting unit. No impairment is recognized if fair value is determined to exceed carrying value. We determine the fair value utilizing the income and market approaches. Under the income approach, we assess fair value using the present value of future cash flows. These future cash flows are derived from revenue, cost savings, tax deductions, and proceeds from a hypothetical disposition. Value indications are developed by discounting expected cash flows to their present value at a risk-adjusted weighted average cost of capital using the capitalization of market comparable companies. The weighted average cost of capital is rooted in the risk-free rate of a US Treasury with a similar maturity to the time period evaluated, credit risk adjustments, relevant equity risk premia, our incremental borrowing rate, and the prevailing marginal income tax rate. Under the market approach, we use our market capitalization, which is calculated by taking our share price times the number of outstanding common shares plus the value of Series B Convertible Preferred Stock outstanding. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows.
Acquired indefinite-lived intangible assets are tested for impairment annually on September 30 or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may exceed fair value. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth estimates. Our estimates consistent with business plans and a market participant view of the assets being evaluated. Actual results may differ from the estimates used in these analyses.
For the goodwill impairment test performed on September 30, 2020, we performed a quantitative test for its reporting unit, concluding that the fair value exceeded the carrying value. Therefore, no goodwill impairment was recognized related to this test.
There were no recorded impairment losses related to goodwill in 2020, 2019, or 2018. The Company recorded impairment losses related to our indefinite-lived intangible assets of $0, $0.8 million, and $0 related to the abandonment of patents in process during 2020, 2019, and 2018, respectively.

Share-based Compensation
We grant share-based awards to employees and members of our Board of Directors (the “Board”) and non-employee consultants. Awards to employees and the Board are generally made annually as well as at certain points of time throughout the year at the discretion of the Board. Awards to non-employee consultants are rare, occurring most recently in February 2018. Such awards are recognized as share-based payment expense over the requisite service or vesting period, to the extent such awards are expected to vest in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” The amount of expense to be recognized is determined by the fair value of the award using inputs available as of the grant date.
The fair value of restricted common stock is the value of common stock on the grant date. The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires us to make certain assumptions with respect to selected model inputs. We use the simplified method for share-based compensation to estimate the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated option expected term. We estimate volatility using a blend of our own historical stock price volatility as well as that of market-comparable publicly-traded peer companies. We routinely review our calculation of volatility for potential changes in future volatility, our life cycle, our peer group, and other factors. Finally, we use an expected dividend yield of zero; we do not pay cash dividends on our common stock and do not expect to pay any cash dividends on our common stock in the foreseeable future.
For awards with service-based vesting conditions only, we recognize share-based compensation expense on a straight-line basis over the requisite service or vesting period. For awards with service- and performance-based vesting conditions, we recognize stock-based compensation expense using the graded vesting method over the requisite service period beginning in the period in which the awards are deemed probable to vest, to the extent such awards are probable to vest. We recognize the cumulative effect of changes in the probability outcomes in the period in which the changes occur.
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
As of December 31, 2020 and 2019, we had a valuation allowance recorded of $35.6 million and $30.6 million, respectively, against our net deferred tax assets. These amounts represent full valuation allowances against our net deferred tax assets.
To the extent we determine that, based on the weight of available evidence, all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. If management determines that, based on the weight of available evidence, it is more-likely-than-not that all or a portion of the net deferred tax assets will not be realized, we will maintain our valuation allowance and not record additional tax benefits in future years.
Contingencies
We are subject to various patent challenges, product liability claims, government investigations and other legal proceedings in the ordinary course of business. Material legal proceedings are discussed in Item 8, Note 14, “Commitments and Contingencies.” Contingent accruals and legal settlements are recorded in the consolidated statements of operations as litigation-related and other contingencies when we determine that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.
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
In order to evaluate whether a claim is probable of loss, we may rely on certain information about the claim. Without access to and review of such information, we may not be in a position to determine whether a loss is probable. Further, the timing and extent to which we obtain any such information, and our evaluation thereof, is often impacted by factors outside of our control including, without limitation, the normal cadence of the litigation process and the provision of claim information to us by opposing counsel. The amount of our liabilities for legal proceedings may change as we receive additional information and/or become aware of additional asserted or unasserted claims. Additionally, there is a possibility that we will suffer adverse decisions or verdicts of substantial amounts or that we will enter into additional monetary settlements, either of which could be in excess of amounts previously accrued for. Any changes to our liabilities for legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of December 31, 2020, our reserve for loss contingencies totaled $10.0 million related to the legal proceedings discussed in Note 14, “Commitments and Contingencies”. Although we believe there is a reasonable possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at this time.
Recently Adopted Accounting Pronouncements
See Note 2, “Significant Accounting Policies,” in the Consolidated Financial Statements for recently adopted accounting pronouncements.
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
Gross profit is calculated as net revenue less cost of goods sold. Our gross profit is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used to make our products. Regulatory actions, including with respect to reimbursement for our products, may require costly expenditures or result in pricing pressure, and may decrease our gross profit and gross margin.
Selling, general and administrative expenses
Selling, general and administrative expenses include personnel costs, commissions, incentive compensation, customer support, administrative and labor costs, insurance, professional fees, depreciation, and bad debt expense. We expect our selling, general and administrative expenses to fluctuate based on revenue fluctuations, geographic changes and any changes to the size of our sales and marketing forces.
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

Results of Operations for 2020 Compared to 2019

	Year Ended December 31,
	(in thousands)
	2020	2019	$ Change	% Change
Net sales	$248,234	$299,255	$(51,021)	(17.0)%
Gross profit	208,904	256,174	(47,270)	(18.5)%
Selling, general and administrative	181,022	198,205	(17,183)	(8.7)%
Investigation, restatement and related	59,465	66,504	(7,039)	(10.6)%
Research and development	11,715	11,140	575	5.2%
Amortization of intangible assets	1,073	1,039	34	3.3%
Impairment of intangible assets	1,027	446	581	130.3%
Loss on extinguishment of debt	(8,201)	—	(8,201)	100.0%
Interest expense, net	(7,941)	(4,708)	(3,233)	68.7%
Other (expense) income, net	(3)	283	(286)	(101.1)%
Income tax provision benefit (expense)	12,259	5	12,254	245,080.0%
Net loss	$(49,284)	$(25,580)	$(23,704)	92.7%
Net Sales
We recorded revenue for the year ended December 31, 2020 of $248.2 million, a decrease of $51.0 million or 17.0% over 2019 revenue of $299.3 million. The decrease primarily resulted from a change in revenue recognition for sales, discussed below, and access restrictions, decreases in elective procedures, and cost savings measures implemented by hospitals, primarily brought upon by the COVID-19 pandemic. As discussed in the “Critical Accounting Policies” section above, we assessed our sales arrangements with customers during 2019 beginning with the definition of a contract under ASC 606 at the time of shipment of goods to the customer or upon the delivery of such goods if so stipulated by the terms of sale. Based on this assessment, we recognized revenue in 2019 related to the Transition and collections from the Remaining Contracts, totaling approximately $29.6 million. Collections on the Remaining Contracts during the year ended December 31, 2020 totaled $7.8 million.
Excluding these impacts, Adjusted Net Sales were $240.5 million, compared to $269.7 million, a decrease of 11% principally driven by the impacts of the Pandemic noted earlier. Adjusted Net Sales is a Non-GAAP financial metric intended to remove the effects of the Transition. Refer to the section “Non-GAAP Financial Metrics” below for more information.
We expect adjusted net sales in 2021 to increase at least 10% over our reported adjusted net sales the prior year, assuming we are able to sell our micronized, particulate, and umbilical cord products for the full year. However, the FDA may determine that our micronized, particulate, and/or umbilical cord-derived products do not qualify for regulation as human cells, tissues and cellular, and tissue-based products solely under Section 361 of the Public Health Service Act, and could require us to remove them from the market immediately. As an example, if our micronized and particulate products are required to be removed from the market following the end of the period of enforcement discretion, currently anticipated for May 31, 2021, we estimate the impact on our expected 2021 net sales could be in the range of $20 million to $25 million. Such a decision by the FDA could have a negative impact on our expected net sales. See Item 1A - Risk Factors - “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.” Our sales of micronized and particulate products for all uses was $32.8 million, 42.4 million, and $68.4 million, respectively, in 2020, 2019, and 2018. Our sales of umbilical cord-derived products were $16.6 million, $17.9 million, and $14.7 million, respectively, in 2020, 2019, and 2018. Further, because we cannot predict the impact of COVID-19 in 2021, our estimate for 2021 net sales assumes no restrictions on our ability to access hospitals, healthcare provider facilities and other places where we sell our products.

Gross Margin
Gross margin in 2020 was 84.2%, compared to 85.6% in 2019. The decrease in gross margin was driven by costs incurred to meet higher quality standards of CGMP, which we started incurring in the second half of 2019.

Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expense for 2020 decreased approximately $17.2 million, or 8.7%, to $181.0 million, compared to $198.2 million for 2019. The decrease in SG&A expense was driven by an $11 million decrease in compensation, which includes salaries, benefits, commissions, and bonus, as well as a $4 million decrease in travel and entertainment in 2020 compared to 2019. These effects were, at least in part, driven by our response to the COVID-19 pandemic, in which we temporarily reduced salaries and other expenses. In addition, we incurred lower commission expenses in 2020 than in 2019, primarily the result of a reduction in sales. The remaining variance is primarily the result of a reduction in legal, consulting, and accounting expenses. In 2021, we expect compensation expense to increase as a result of additional sales and medical education employees.
Investigation, Restatement and Related Expenses
Investigation, restatement, and related expenses decreased by $7.0 million, or 10.6% to $59.5 million for 2020 compared to $66.5 million for 2019. The decrease resulted from fewer fees related to the Investigation and restatement in 2020 compared to 2019, offset by increases in legal fees incurred in connection with indemnification arrangements.
We expect to continue to incur litigation costs moving forward, but expect a significant reduction in Investigation, restatement, and related expenses year over year, other than costs to resolve the securities class action, the amount and timing of which are highly uncertain. See Note 14, “Commitments and Contingencies.”
Research and Development Expenses
Our research and development expenses increased approximately $0.6 million, or 5.2%, to $11.7 million in 2020, compared to $11.1 million in the prior year. The increase is primarily due to year-over-year increases in consulting fees related to our clinical trial efforts. We anticipate as much as a three-fold increase in research and development expense for 2021, as we plan to file additional INDs and continue working towards the filing of our BLAs, although this amount is partially dependent on whether the interim results from our ongoing IND clinical trials merit further investment.
Amortization of Intangible Assets
Amortization expense related to intangible assets remained relatively consistent for 2020 as compared 2019. We expect amortization expense to decrease in 2021 and beyond because of the impairment of intangible assets recorded in 2020.
Impairment of Intangible Assets
Impairment of intangible assets of $1.0 million was recorded in 2020 related to the impairment of customer relationships acquired as part of the acquisition of Surgical Biologics, LLC in 2011. Impairment of intangible assets of $0.4 million was recorded in 2019 related to the impairment of customer relationships that were part of the divestiture of Stability in 2017.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $8.2 million was recorded in 2020. The following items, all of which related to the repayment and termination of our loan agreement with Blue Torch Financial, LLC (the “BT Term Loan”), comprise this activity (amounts in thousands):

Unamortized deferred financing costs	$4,528
Unamortized original issue discount	1,538
Unamortized amendment fee	671
Prepayment premium	1,439
Other fees	25
Loss on extinguishment of debt	$8,201
Interest Expense, net
Interest expense, net increased by $3.2 million to $7.9 million during the year ended December 31, 2020 from $4.7 million during the year ended December 31, 2019. We incurred interest on the BT Term Loan through July 2, 2020 and interest on the Hayfin Term Loan from that point forward. For 2019, we did not have interest-bearing debt until we borrowed funds on the BT Term Loan in June 2019. We expect interest expense to decrease in 2021 compared to 2020. The extent of this decrease will be contingent upon whether we elect to draw the additional $25 million allowed under the delayed draw term loan. This decrease is primarily the result of a lower interest rate on the Hayfin Term Loan compared to the BT Term Loan, combined with a reduction in deferred financing costs and original issue discount to be amortized over the year.
Other (Expense) Income, Net
Other income, net of $0.3 million during 2019, reflects amounts received in connection with a legal settlement. Other expense, net during 2020 was immaterial.
Income Taxes
The effective tax rate for 2020 was 19.9% on pre-tax book loss of $61.5 million, primarily reflecting a current tax benefit associated with the carryback of federal net operating losses, as permitted by the CARES Act. Such net operating losses were previously offset by a valuation allowance, which was released during 2020.
Results of Operations for 2019 Compared to 2018

	Year Ended December 31,
	(in thousands)
	2019	2018	$ Change	% Change
Net sales	$299,255	$359,111	$(59,856)	(16.7)%
Gross profit	256,174	322,725	(66,551)	(20.6)%
Selling, general and administrative	198,205	258,528	(60,323)	(23.3)%
Investigation, restatement and related	66,504	51,322	15,182	29.6%
Research and development	11,140	15,765	(4,625)	(29.3)%
Amortization of intangible assets	1,039	1,034	5	0.5%
Impairment of intangible assets	446	—	446	100.0%
Interest (expense) income, net	(4,708)	527	(5,235)	(993.4)%
Other income, net	283	—	283	100.0%
Income tax provision benefit (expense)	5	(26,582)	26,587	(100.0)%
Net loss	$(25,580)	$(29,979)	$4,399	(14.7)%
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
Gross Margin
Gross margin in 2019 was 85.6%, as compared to 89.9% in 2018. The gross margin decrease reflects fixed overhead costs being spread over lower production levels, increased costs of production related to the higher quality standards of CGMP. We implemented an electronic batch record system late in 2019.
Selling, General and Administrative Expenses
Selling, General and Administrative expense for 2019 decreased approximately $60.3 million, or 23.3%, to $198.2 million, compared to $258.5 million for 2018.

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
•The Investigation was completed in 2019.
•Restatement costs are third-party service costs related to compiling, completing and auditing the financial statements included in the 2018 Form 10-K and in this filing.
•Litigation fees increased by $11.6 million year over year from $14.6 million for 2018 compared to $26.2 million for 2019 due to the increase in settlement disputes and near-term contingencies related to the internal investigation.
•Consulting costs in 2019 related to staff augmentation for restatement activities and advisory services related to financial reporting, internal controls, and the 2019 proxy contests. We continued to incur such costs in 2020 to assist with our effort to become current with our SEC financial reporting requirements.
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
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. The table below summarizes the amounts and estimated timing of these future cash payments as of December 31, 2020 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	Thereafter
Hayfin Term Loan Principal	$50,000	$—	$—	$50,000	$—
Hayfin Term Loan Interest	18,815	4,182	8,365	6,268	—
Operating lease obligations	4,993	1,537	2,074	677	705
Meeting space commitments	1,058	169	889	—	—
Other	253	120	133	—	—
Total	$75,119	$6,008	$11,461	$56,945	$705
In addition, holders of our Series B Preferred Stock are entitled to cumulative dividends at a rate of 4.0% per annum prior to the quarterly dividend payment ending on June 30, 2021, and a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Accrued dividend balances, themselves, accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding. If prior to the payment of accrued dividends, the holders of the Series B Preferred Stock exercise their conversion rights, or the automatic conversion feature of the Series B Preferred Stock is triggered, in each case with respect to any outstanding shares of Series B Preferred Stock, such holders are entitled to receive common shares equal to the accrued but unpaid dividend balance divided by $3.85. In addition, the holders may require the Company to redeem the Series B Preferred Stock for the initial purchase price plus any accrued dividends in the event of a change in control.
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since the issuance of such shares. Dividends in arrears as of December 31, 2020 were approximately $2.0 million. Assuming we do not declare or pay a cash dividend, the holders do not exercise their option to convert, and the other conversion or redemption features are not triggered, we would accrue approximately $5.2 million of dividends in 2021, $13.5 million in aggregate in 1-3 years, and $15.3 million in aggregate in 3-5 years.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Liquidity and Capital Resources
We require capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters. We generally fund our operating capital requirements through our operating activities, cash reserves and proceeds from certain financing activities. We expect to use capital in the near and medium term to implement our current business priorities, including advancement of our IND applications, pursuit of BLAs for certain of our micronized products, settlements of certain legal matters, capital investments, and potential obligations under indemnification agreements with certain former members of management.
We have funded our cash requirements, including for our operating activities through existing cash reserves and from operating activities and the term loans described below under “Term Loans.” In addition, on July 2, 2020, we issued shares of Series B Preferred Stock to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement for an aggregate purchase price of $100 million.
As of December 31, 2020, the Company had $95.8 million of cash and cash equivalents.
Our net working capital at December 31, 2020, increased $45.5 million to $101.5 million from $55.9 million at December 31, 2019. The increase in working capital was primarily due to net proceeds resulting from the Financing Transactions on July 2, 2020. Our current ratio (current assets divided by current liabilities) was 2.7 to 1 as of December 31, 2020 and 1.8 to 1 as of December 31, 2019.
The Company is currently paying its obligations in the normal course of business. We believe that our anticipated cash from operating activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Form 10-K.
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
Additionally, as discussed in Note 14, “Commitments and Contingencies,” of the Consolidated Financial Statements, we anticipate cash requirements related to the following items within one year from the date of the filing of this Form 10-K:
•lawsuits or potential settlements for which we are not able to estimate a loss, or for which our ultimate our estimate for loss. In addition, it is uncertain if we would be entitled to indemnification from our insurance providers;
•indemnification agreements involving certain former members of our management team;
•investments and other expenditures required to advance our INDs and BLAs.
We have analyzed our ability to address aforementioned commitments and potential liabilities for the 12 months extending from the date of the filing of this 2020 Form 10-K. We believe it is probable that we will meet all obligations as they come due.
Term Loans
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided us with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”) and an additional delayed draw term loan (the “DD TL”, collectively, the “Credit Facilities”) in the form of a committed but undrawn facility in an amount not to exceed $25 million. The Term Loan and the DD TL both mature on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan and the DD TL for balances outstanding quarterly through the Maturity Date. No principal payments on either the Term Loan or the DD TL are due and payable until the Maturity Date.

The Term Loan and DD TL, which are senior secured obligations, were sold shares of our Series B Convertible Preferred Stock (as defined and described in Note 10, “Equity”) for an aggregate amount of $100 million in order to:

(1)    refinance, in whole, the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among us, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,

(2)     pay fees and expenses incurred with certain financing transactions, and
(3)     finance the working capital, capital expenditures, and other general corporate obligations of the Company.
The interest rate applicable to any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%, plus the margin of 6.75%.
After December 31, 2020, the margin on the interest rate is eligible for a reduction; as follows:
•6.75% per annum if the Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) is greater than 2.0x,
•6.5% per annum if the Total Net Leverage Ratio is less than 2.0x but greater than or equal to 1.0x, or
•6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
At December 31, 2020, the Total Net Leverage Ratio was 3.1x. At issuance, and as of December 31, 2020, the Term Loan carried an interest rate of 8.3%. An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Term Loan Agreement.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Total Net Leverage Ratio of 5.0x through the quarter ended December 31, 2020, reduced to 4.5x through the quarter ending June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis. At December 31, 2020, the Total Net Leverage Ratio was 3.1x.
•Delayed Draw Term Loan Incurrence Covenant (as defined in the Hayfin Loan Agreement) of 3.5x Total Net Leverage, tested prior to any drawings under the DD TL. At December 31, 2020, the Total Net Leverage Ratio was 3.1x.
•Minimum Liquidity (as defined in the Hayfin Term Loan Agreement) of $10 million, an at-all-times financial covenant, tested monthly. As of December 31, 2020, the Company had approximately $95.8 million of cash and cash equivalents.
The Credit Facilities also specify that any prepayment of the loan, voluntary or mandatory, as defined in the Term Loan Agreement, subjects us to a prepayment premium applicable as of the date of the prepayment:
•On or before the first anniversary of the Closing Date:
◦A make-whole premium, equal to the greater of:
▪5% of the principal balance repaid,
▪102% of the principal balance plus interest that would have been accrued from the repayment date to 12 months following the Closing Date.
•After the first anniversary of the Closing Date but on or before the second anniversary of the Closing Date: 2% of the principal balance repaid.
•After the second anniversary of the Closing Date but on or before the third anniversary of the Closing Date: 1% of the principal balance repaid.
•After the third anniversary of the Closing Date: 0% of the principal balance repaid.
The Loan Agreement also includes certain negative covenants events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. The mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event.
Beginning with the fiscal year ending December 31, 2021, we are required to prepay the outstanding loans based on the percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the Total Net Leverage thresholds.

Series B Convertible Preferred Stock
On July 2, 2020, we issued shares of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin (individually, the “Holder”, collectively the “Holders”) pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
The Series B Preferred Stock pays a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into our common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each Series B Preferred Share prior to any accrued and unpaid dividends. The Series B Preferred Stock, including any accrued and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date, provided that the common stock has traded at 200% or more of the conversion price (i) for 20 out of 30 consecutive trading days and (ii) on such date of conversion.
If we undergo a change of control, we will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference, subject to the rights of the Holders of the Series B Preferred Stock in connection with such change in control. If we do not exercise such repurchase right, Holders of the Series B Preferred Stock will have the option to (1) require us to repurchase any or all of our then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference or (2) convert the Series B Preferred Stock, including accrued and unpaid dividends into common stock and receive its pro rata consideration thereunder.
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends in arrears as of December 31, 2020 was $2.0 million.
Liquidity Considerations
Our net sales declined 17% in 2020 compared to 2019. In addition, all of our revenues from micronized products and AmnioFill, which accounted for $32.8 million, $42.4 million, and $68.4 million, and umbilical cord-derived products, which accounted for $16.6 million, $17.9 million, and $14.7 million, of our net sales for the years ended December 31, 2020, 2019, and 2018, respectively, are at risk upon the expiration of the FDA’s enforcement discretion, which is scheduled to expire on May 31, 2021. See Item 1A - Risk Factors - “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”
Further, our liquidity is challenged by expected costs, investments in clinical trials to support BLAs, and contingent liabilities:
•We need to continue to invest in our manufacturing establishments to bring them into compliance with CGMP for production for our micronized products. The transition process includes development and enhancement of production processes, procedures, test and assays, and it requires extensive validation work. It can also involve the procurement and installation of new production or lab equipment. These efforts require human capital, expertise and resources. See Item 1A. – “Risk Factors” under the heading “To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, this could result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.”
•The clinical program to support our BLAs will involve substantial cost. Products subject to the FDA’s BLA requirements must comply with a range of pre- and post-market provisions. Pre-market compliance includes the conduct of clinical trials in support of BLA approval, the development and submission of a BLA, and the production of product for use in the clinical trials that meets FDA’s quality expectations. See Item 1A - Risk Factors - “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies,” and “If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.”
•We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings, and government enforcement actions. See Item 3, “Legal Proceedings” and Note 14, “Commitments and Contingencies” and Item 1A. - Risk Factors - “We are currently, and may in the future be, subject to substantial litigation and ongoing investigations that could cause us to incur significant legal expenses and result in harm to our business.”
•We may become obligated to make payments in respect of our indemnity obligations to former officers and directors.
We are subject to financial covenants in the Hayfin Term Loan Agreement, including a $10 million minimum liquidity covenant. A breach of a financial covenant in the Hayfin Term Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any prepayment premiums specified in the Hayfin Term Loan Agreement.
While we currently have sufficient cash to repay all such amounts in an event of default, we may require alternative financing to cover other obligations. Even if alternative financing were available in an event of default under the Hayfin Term Loan Agreement, it might be on unfavorable terms, and the interest rate charged on any new borrowings may be substantially higher than the interest rate under the Hayfin Term Loan Agreement, thus adversely affecting our cash flows, liquidity, and results of operations. Acceleration of the repayment of the loan pursuant to the terms of the Hayfin Term Loan Agreement, in combination with the Company’s current commitments and contingent liabilities, also could have cast doubt on our ability to continue as a going concern.
Moreover, as noted above, our revenues for 2020 decreased when compared to revenues for 2019. The COVID-19 pandemic has made and may continue to make it difficult to predict future revenues in the near term, and there is no assurance that the COVID-19 pandemic will not continue to adversely affect revenue in 2021. More specifically:
•Our customers have experienced, and may continue to experience, restrictions in their access to hospitals and ability to access other healthcare providers, particularly for elective procedures.
•Our manufacturing operations, sales and demand for our products, and clinical trials may be adversely affected if our leadership, employees, sales agents, suppliers, medical professionals, or users of our products are impacted by illness or through actions taken to stop or slow the spread of the COVID-19 pandemic.
•Our results of operations may be adversely affected if we experience shortages of donated placentas because donors or our recovery specialists are excluded from hospitals, or because additional testing protocols are implemented for donated tissues based on guidance issued by the AATB, FDA, or other standards and are screened as ineligible.
•Because our sales are not evenly spread across the United States, to the extent that areas most impacted by COVID-19 are those where we have more of our sales, the pandemic will have a greater adverse impact on our revenues.
•While vaccines have been approved by the FDA, the extent and speed with which the vaccine is available to the general population, as well as the general willingness to accept the vaccine when available, could influence the availability of elective procedures and, potentially, demand for our product.
•The ultimate impact of the COVID-19 pandemic is highly uncertain. The duration and magnitude of these impacts on our business is uncertain.
Discussion of Cash Flows
Operating Activities
During the year ended December 31, 2020, net cash used in operating activities decreased $9.1 million to $30.3 million compared to $39.4 million for the year ended December 31, 2019. The decrease in cash used was primarily attributable to year-over-year reductions in operating expenses, including those incurred in connection with the Audit Committee Investigation and related Restatement. These effects were offset by legal settlement payouts, severance payouts to former executives, and interest payments on our various loan agreements.

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
Investing Activities
During the year ended December 31, 2020, net cash (used in) provided by investing activities was $(4.6) million of cash used compared to $0.5 million of cash provided for the year ended December 31, 2019. Cash provided by investing activities in 2019 was driven by principal received on a note receivable from Stability, LLC for $2.7 million. Exclusive of this activity, the change was driven by year-over-year increases in capital expenditures of $2.5 million. The remaining difference is the result of year-over-year decreases in cash paid for patent application costs.
During the year ended December 31, 2019, net cash provided by (used in) investing activities increased approximately $9.7 million to $0.5 million provided by investing activities compared to $9.2 million of cash used in investing activities for the year ended December 31, 2018 due to the repayment of the note receivable from Stability, partially offset by a significant reduction in the equipment purchased during 2019.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was approximately $61.6 million a decrease of $1.3 million compared to $62.9 million for the year ended December 31, 2019. Activity in 2020 was driven by the sale of our Series B Convertible Preferred Stock, for which we received proceeds of $92.5 million, net of stock issuance costs. In addition, we received net proceeds on the borrowing of our Hayfin Term Loan of $46.3 million, net of deferred financing costs and original issue discount. These proceeds were used to repay the outstanding principal and prepayment premium on our BT Term Loan of $73.4 million.
By comparison, activity in 2019 was driven by proceeds from our BT Term Loan of $66.1 million, net of deferred financing costs and original issue discount.
The remaining variance was driven by year-over-year increases in the cash paid for shares repurchased ($0.9 million), offset by increases in proceeds from option exercises ($0.3 million).
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
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted Net Sales, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not, and should not be used as, a substitute for GAAP measurements. Company management uses these Non-GAAP measurements as aids in monitoring our on-going financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
Adjusted Net Sales
We provide Adjusted Net Sales to facilitate comparisons of sales between periods in which the method used to calculate our reported net sales varied. Specifically those reported prior to and after the Transition, included revenue recognized on a cash basis and an “as-shipped” basis in the same period. Refer to Note 2, “Significant Accounting Policies,” of the consolidated financial statements for additional details regarding the Transition. Adjusted Net Sales provides comparative assessments of our revenue and assists in evaluating our sales performance. Adjusted Net Sales consists of GAAP net sales less the effects of the Transition. For 2019, this includes the Transition Adjustment and cash received from the Remaining Contracts. For 2020, this reflects cash received from the Remaining Contracts. A reconciliation of GAAP net sales to Adjusted Net Sales is provided in the table below (in thousands):

	Year ended December 31,
	2020	2019	2018
Net sales	$248,234	$299,255	$359,111
Effect of change in revenue recognition	(7,767)	(29,604)	—
Adjusted net sales	$240,467	$269,651	$359,111
EBITDA and Adjusted EBITDA
We provide EBITDA and Adjusted EBITDA to facilitate comparisons to results of other companies. EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income), (iv) loss on extinguishment of debt, and (v) income tax provision.
Adjusted EBITDA is intended to provide an enduring, normalized view of EBITDA and our broader business operations that we expect to experience on an ongoing basis by removing from EBITDA certain items which may be irregular, one-time, non-cash items not excluded when calculating EBITDA, or non-recurring; most significantly those expenses related to the Audit Committee Investigation and Restatement. This enables us to identify underlying trends in our business that could otherwise be masked by such items.
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense (income), (iv) loss on extinguishment of debt, (v) income tax provision, (vi) costs incurred in connection with Audit Committee Investigation and Restatement, (vii) the effect of the change in revenue recognition on net income, (viii) share-based compensation, and (ix) impairment of intangible assets.

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Years ended December 31,
	2020	2019	2018

Net loss	$(49,284)	$(25,580)	$(29,979)

Non-GAAP Adjustments:
Depreciation expense	5,782	6,546	5,882
Amortization of intangible assets	1,073	1,039	1,034
Interest expense (income), net	7,941	4,708	(527)
Loss on extinguishment of debt	8,201	—	—
Income tax provision (benefit) expense, net	(12,259)	(5)	26,582
EBITDA	(38,546)	(13,292)	2,992

Additional Non-GAAP Adjustments:
Costs incurred in connection with Audit Committee Investigation and Restatement	59,465	66,504	51,322
Effect of change in revenue recognition	(6,680)	(24,450)	—
Share-based compensation	15,357	12,064	14,768
Impairment of intangible assets	1,027	1,258	—
Adjusted EBITDA	$30,623	$42,084	$69,082

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Based on our lack of market risk sensitive instruments outstanding at December 31, 2020, we have determined that we had no material market risk exposure as of such date.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
MiMedx Group, Inc.
Marietta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2021 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the audit evidence for revenue recognition
The Company recorded consolidated net sales of $248.2 million for the year ended December 31, 2020. As more fully described in Note 2 to the consolidated financial statements, during 2018 and into part of 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits, extended and unusually long payment terms, return or exchange rights, and contingent payment obligations). Beginning October 1, 2019, for all new customer arrangements, the Company determined adequate measures were in place to understand the terms of its contracts with customers. As such, the Company concluded that the Step 1 Criteria (identify the contracts with a customer) for revenue recognition would be met prior to shipment of product to the customer or implantation of the products on consignment.

We identified the evaluation of the sufficiency of audit evidence over revenue recognition as a critical audit matter. Evaluating the sufficiency of audit evidence required especially challenging auditor judgment to determine that extracontractual arrangements or side agreements did not exist at the onset of the transaction and that fictitious customer purchase orders were not entered into the system by sales personnel.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls over the Company’s revenue processes, including controls over management’s review of the Step 1 Criteria.
•Testing the existence of revenue by selecting a sample of revenue transactions and comparing the amounts recorded for consistency with the underlying documentation, including the customer contract, purchase order, sales invoice, third party shipping documents, support documenting the implantation date (for consignment revenue), authorized pricing tables and customer payment support.
•Obtaining the monthly sales returns information recorded during 2020 to determine whether any unauthorized side agreements existed.
•Obtaining the January and February 2021 sales returns information to determine the completeness of the sales returns and associated credit memos.
•Performing data analytics over revenue transactions (excluding consignment and cash basis revenue) during the year ensuring a match of the sales order, sales invoice, shipping documents and payment support and investigating any items that did not agree.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2019.
Atlanta, Georgia
March 8, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
MiMedx Group, Inc.
Marietta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited MiMedx Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statement referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as “the financial statements”)” and our report dated March 8, 2021 expressed an unqualified opinion thereon.
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
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:
•Failure to design, implement and maintain controls over financial reporting, revenue, income taxes, inventory, procure-to-pay, financial forecasting, goodwill impairment testing and going concern.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 8, 2021 on those financial statements.
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

/s/ BDO USA, LLP
Atlanta, Georgia
March 8, 2021

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$95,812	$69,069
Accounts receivable, net	35,423	32,327
Inventory, net	10,361	9,104
Prepaid expenses	5,605	6,669
Income tax receivable	10,045	18
Other current assets	3,371	6,058
Total current assets	160,617	123,245
Property and equipment, net	11,437	12,328
Right of use asset	3,623	3,397
Goodwill	19,976	19,976
Intangible assets, net	6,004	7,777
Other assets	375	443
Total assets	$202,032	$167,166
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,765	$8,710
Accrued compensation	18,467	21,302
Accrued expenses	30,460	32,161
Current portion of long term debt	—	3,750
Other current liabilities	1,470	1,399
Total current liabilities	59,162	67,322
Long term debt, net	47,697	61,906
Other liabilities	3,755	3,540
Total liabilities	$110,614	$132,768
Commitments and contingencies (Note 14)
Convertible preferred stock Series B; $.001 par value; 100,000 shares authorized, issued and outstanding at December 31, 2020 and 0 authorized, issued and outstanding at December 31, 2019	$91,568	$—
Stockholders’ (deficit) equity:
Preferred stock Series A; $.001 par value; 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2020 and 0 issued and outstanding at December 31, 2019	$—	$—
Common stock; $.001 par value; 187,500,000 shares authorized, 112,703,926 issued, and 110,930,243 outstanding at December 31, 2020 and 150,000,000 authorized, 112,703,926 issued and 110,818,649 outstanding at December 31, 2019	113	113
Additional paid-in capital	158,610	147,231
Treasury stock at cost; 1,773,683 shares at December 31, 2020 and 1,885,277 shares at December 31, 2019	(7,449)	(10,806)
Accumulated deficit	(151,424)	(102,140)
Total stockholders’ (deficit) equity	(150)	34,398
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$202,032	$167,166
 See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$248,234	$299,255	$359,111
Cost of sales	39,330	43,081	36,386
Gross profit	208,904	256,174	322,725

Operating expenses:
Selling, general and administrative	181,022	198,205	258,528
Investigation, restatement and related	59,465	66,504	51,322
Research and development	11,715	11,140	15,765
Amortization of intangible assets	1,073	1,039	1,034
Impairment of intangible assets	1,027	446	—
Operating loss	(45,398)	(21,160)	(3,924)

Other (expense) income
Loss on extinguishment of debt	(8,201)	—	—
Interest (expense) income, net	(7,941)	(4,708)	527
Other (expense) income, net	(3)	283	—
Loss before income tax provision	(61,543)	(25,585)	(3,397)
Income tax provision benefit (expense)	12,259	5	(26,582)
Net loss	$(49,284)	$(25,580)	$(29,979)

Net loss available to common stockholders (Note 9)	$(83,328)	$(25,580)	$(29,979)

Net loss per common share - basic	$(0.77)	$(0.24)	$(0.28)
Net loss per common share - diluted	$(0.77)	$(0.24)	$(0.28)

Weighted average common shares outstanding - basic	108,257,112	106,946,384	105,596,256
Weighted average common shares outstanding - diluted	108,257,112	106,946,384	105,596,256
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2017	112,703,926	$113	$164,649	3,356,409	$(44,384)	$(46,581)	73,797
Share-based compensation expense	—	—	14,768	—	—	—	14,768
Exercise of stock options	—	—	(8,210)	(786,708)	11,765	—	3,555
Issuance of restricted stock	—	—	(25,657)	(1,947,475)	25,657	—	—
Restricted stock cancellation / forfeited	—	—	19,194	1,861,314	(19,194)	—	—
Shares repurchased	—	—	—	507,600	(7,572)	—	(7,572)
Shares repurchased for tax withholding on vesting of restricted stock units	—	—	—	614,123	(4,914)	—	(4,914)
Net loss	—	—	—	—	—	(29,979)	(29,979)
Balance at December 31, 2018	112,703,926	$113	$164,744	3,605,263	$(38,642)	$(76,560)	$49,655
Share-based compensation expense	—	—	11,689	—	—	—	11,689
Exercise of stock options	—	—	(1,343)	(150,000)	1,451	—	108
Issuance of restricted stock	—	—	(37,798)	(3,084,875)	37,798	—	—
Restricted stock cancellation / forfeited	—	—	9,939	1,084,971	(9,939)	—	—
Shares repurchased for tax withholding on vesting of restricted stock units	—	—	—	429,918	(1,474)	—	(1,474)
Net loss	—	—	—	—	—	(25,580)	(25,580)
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(32,028)	—	—	—	(32,028)
Share-based compensation expense	—	—	15,733	—	—	—	15,733
Exercise of stock options	—	—	(3,180)	(359,328)	3,591	—	411
Issuance of restricted stock	—	—	(5,463)	(613,146)	5,463	—	—
Restricted stock cancellation / forfeited	—	—	3,363	425,388	(3,363)	—	—
Shares repurchased for tax withholding on vesting of restricted stock units	—	—	—	435,492	(2,334)	—	(2,334)
Net loss	—	—	—	—	—	(49,284)	(49,284)
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(49,284)	$(25,580)	$(29,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Effect of change in revenue recognition	—	(17,382)	—
Share-based compensation	15,357	12,064	14,768
Loss on extinguishment of debt	8,201	—	—
Depreciation	5,782	6,546	5,882
Amortization of deferred financing costs and debt discount	2,276	1,431	137
Amortization of intangible assets	1,073	1,039	1,034
Impairment of intangible assets	1,027	1,258	—
Non cash lease expenses	983	947	—
Accretion of asset retirement obligation	10	—	—
Loss on fixed asset disposal	1	318	—
Amortization of discount on notes receivable	—	—	(190)
Change in deferred income taxes	—	—	25,541
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,096)	(10,938)	—
Inventory	(1,257)	6,882	(6,519)
Prepaid expenses	1,064	4	(4,548)
Other assets	(119)	(5,770)	3,562
Accounts payable	177	(6,171)	6,585
Accrued compensation	(2,459)	(1,722)	2,083
Accrued expenses	1,746	(57)	16,074
Income taxes	(10,027)	436	202
Other liabilities	(1,718)	(2,717)	1,164
Net cash flows (used in) provided by operating activities	(30,263)	(39,412)	35,796

Cash flows from investing activities:
Purchases of property and equipment	(4,228)	(1,752)	(9,419)
Patent application costs	(327)	(466)	(609)
Principal payments from note receivable	—	2,722	778
Proceeds from property and equipment sale	—	—	30
Net cash flows (used in) provided by investing activities	(4,555)	504	(9,220)

Cash flows from financing activities:
Proceeds from sale of Series B convertible preferred stock	100,000	—	—
Stock issuance costs	(7,470)	—	—
Proceeds from term loans	59,500	72,750	—
Deferred financing costs	(3,235)	(6,650)	—
Repayment of term loans	(83,872)	(1,875)	—
Prepayment premium on early repayment of term loan	(1,439)	—	—
Stock repurchased for tax withholdings on vesting of restricted stock	(2,334)	(1,474)	(4,914)

Proceeds from exercise of stock options	411	108	3,555
Stock repurchase under repurchase plan	—	—	(7,572)
Payments under capital lease obligations	—	—	(3)
Net cash flows provided by (used in) financing activities	61,561	62,859	(8,934)

Net change in cash	26,743	23,951	17,642

Cash and cash equivalents, beginning of year	69,069	45,118	27,476
Cash and cash equivalents, end of year	$95,812	$69,069	$45,118
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MiMedx,” or the “Company”) is an industry leader in utilizing birth tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we have both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary processing methods, including the PURION® process. We employ Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce our allografts. MiMedx provides products primarily in the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare. All of our products are regulated by the FDA.
The Company’s business model is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion.
Effect of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus as a global pandemic (the “Pandemic” or “COVID-19 Pandemic”). The COVID-19 pandemic and associated governmental and societal responses have affected the Company’s business, results of operations and financial condition. The continuation or additional waves of the outbreak of the COVID-19 pandemic or the outbreak of other health epidemics could harm the Company’s operations, hinder the Company’s ability to generate revenue, or increase the Company’s costs and expenses. The ultimate impact of the pandemic is highly uncertain. As a result of the pandemic, the Company has experienced delays and impacts on the business and clinical trials. It is uncertain the extent and how long the pandemic will affect the healthcare system and the global economy as a whole. The effects of the pandemic or other health epidemics could continue to have an adverse impact on the Company’s business, results of operations, and financial condition in the future.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, loans, and grants to certain businesses, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Certain of these provisions were extended or expanded as a result of the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020. As a result of these laws, the Company recorded a federal tax benefit of approximately $11.3 million due to the release of a previously-recorded valuation allowance. Of this amount, the Company received $1.2 million during the year ended December 31, 2020. The remaining $10.1 million is recorded as part of income tax receivable on the consolidated balance sheet as of December 31, 2020.
2.    Significant Accounting Policies
Use of Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, goodwill and intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, management’s assessment of the Company’s ability to continue as a going concern, estimate of fair value of share-based payments, and valuation of deferred tax assets.
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Segment Reporting
Accounting Standards Codification (“ASC”) 280, “Segment Reporting” requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision-maker organizes segments within the Company for which separate discrete financial information is available regarding resource allocation and assessing performance. The Company has determined it operates as one operating segment.
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with U.S.-based financial institutions. The U.S. Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits up to $250,000 for substantially all depository accounts. As of December 31, 2020 and 2019, the Company had cash and cash equivalents of approximately $95.1 million and $68.4 million, respectively, in excess of the insured amounts in four depository institutions.
Cash and Cash Equivalents
Cash and cash equivalents include cash held at various banks. The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents.

Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.
Bad debt expense and the allowance for doubtful accounts are based on historical trends and current expectations for credit losses. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables as well as customer-specific qualitative factors, such as bankruptcy proceedings. The Company manages credit risk by routinely performing credit checks on customers prior to sales. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.
Inventories
Inventories are valued at the lower of cost or net realizable value, using the first–in, first-out (“FIFO”) method. Inventory is tracked through raw material, work-in-process, and finished goods stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates. Reserves for inventory obsolescence are utilized to account for slow-moving inventory as well as inventory no longer needed due to diminished demand.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line method over their estimated useful lives, principally three to seven years. Leasehold improvements are depreciated on a straight-line method over the shorter of the estimated useful lives or the lease term.
Asset Retirement Obligations
The Company records obligations associated with the retirement of tangible long-lived assets and right of use assets and the associated asset retirement costs in accordance with authoritative guidance on asset retirement obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value is calculated as the estimate of the expected cash outflow to satisfy the legal obligation discounted to present value using the Company’s incremental borrowing rate. At such point in time, an asset and liability are recorded for the amount of the expected liability. The asset amount is depreciated, straight-line over the life of the underlying asset, while the liability is accreted to the amount of the expected outflow through selling, general and administrative expense using the effective interest method.

Impairment of Long-lived Assets
The Company evaluates the recoverability of its long-lived assets (property, equipment, and intangible assets with finite lives) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than their carrying amounts. When a situation determines that it is more likely than not that an asset is not recoverable, the Company estimates cash flows expected to be derived from the continuing use and eventual disposition of the asset. If the sum of those cash flows, not discounted to present value, does not exceed the net book value of the asset, the Company estimates the fair value of the asset. Impairment loss is recorded to the extent that the net book value exceeds the fair value of the asset.
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
The Company recorded impairment losses on amortizable intangible assets of $1.0 million, $0.5 million, and $0 in in 2020, 2019, and 2018, respectively. The Company recorded no impairment losses with respect to its property and equipment in those periods.
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. The Company assesses the recoverability of its goodwill at least annually on September 30, or more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that goodwill is impaired. In performing the goodwill impairment test, the Company assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that it is more likely than not that the carrying value of the reporting unit exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative analysis.
At present, the Company has one reporting unit.
In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds the assessed fair value of the reporting unit, not to exceed goodwill allocated to that reporting unit. No impairment is recognized if fair value is determined to exceed carrying value. The Company determines the fair value utilizing the income and market approaches. Under the income approach, the fair value of the Company is the present value of its future cash flows. These future cash flows are derived from revenue, cost savings, tax deductions, working capital flows, capital expenditures, and other projected sources and uses of cash. Value indications are developed by discounting expected cash flows to their present value at a risk-adjusted weighted average cost of capital using the capitalization of market comparable companies. The weighted average cost of capital is rooted in the risk-free rate of a U.S. Treasury with a similar maturity to the time period evaluated, credit risk specific to the Company, relevant equity risk premia, the incremental borrowing rate for the Company, and the prevailing marginal income tax rate. Under the market approach, the Company uses its market capitalization, which is calculated by taking the Company’s share price times the number of outstanding common shares plus the value of Convertible preferred stock Series B outstanding. The Company’s estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on its consolidated balance sheets and the judgment required in determining fair value, including projected future cash flows.
Acquired indefinite-lived intangible assets are tested for impairment annually on September 30 or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. The Company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth estimates. The Company uses estimates consistent with business plans and a market participant view of the assets being evaluated. Actual results may differ from the estimates used in these analyses.
For the goodwill impairment test performed on September 30, 2020, the Company performed a quantitative test for its reporting unit, concluding that the fair value exceeded the carrying value. Therefore, no goodwill impairment was recognized related to this test.
There were no recorded impairment losses related to goodwill in 2020, 2019, or 2018. The Company recorded impairment losses related to our indefinite-lived intangible assets of $0, $0.8 million, and $0 related to the abandonment of patents in process during 2020, 2019, and 2018, respectively.

Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company. The Company capitalized $0.3 million, $0.5 million, and $0.6 million of patent costs for the years ended December 31, 2020, 2019, and 2018, respectively.
Lease Obligations
The Company determines if a contract is, or contains, a lease at inception. Right of use assets and the related liabilities resulting from operating leases were included in Right of use asset, Other current liabilities, and Other liabilities, respectively, in the consolidated balance sheets as of December 31, 2020 and 2019.
Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments determined using the rate of interest that the Company would have to pay on collateralized or secured borrowing over a similar term. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities. The lease term and applicable payments include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As an accounting policy election, the Company does not capitalize leases having initial terms of 12 months or fewer. Lease expense is recognized on a straight-line basis over the lease term. The Company has made an accounting policy election not to separate lease components from non-lease components in the event that the agreement contains both. The Company continues to account for leases in financial statements prior to January 1, 2019 under ASC 840. See Note 5, “Leases” for further information regarding lease obligations.
Contingencies
The Company is or has been subject to various patent challenges, product liability claims, government investigations, former employee matters, and other legal proceedings, see Note 14, “Commitments and Contingencies.” Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. The Company records an accrual for legal settlements and other contingencies in the consolidated financial statements when the Company determines that a loss is both probable and reasonably estimable. The Company discloses all ongoing legal matters for which a loss is probable, regardless of whether an estimate can be reasonably determined.
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
Revenue Recognition
Current Policy
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. Under ship and bill arrangements, the Company retains possession of the product until the customer submits an order. Upon approval of the sales order, the Company ships product to the customer and invoices them for the product sold. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation, or application of the Company’s product to the end user.
Subsequent to the Transition (as defined below) and including all of the year ended December 31, 2020, the Company recognizes revenue as performance obligations are fulfilled; which occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
Revenue is recognized based on the consideration the Company expects to receive from the sale. This consists of the gross selling price of the product, less any discounts or rebates (collectively, “deductions” or “sales deductions”). Gross selling price is a standard set by the Company for all customers unless a contract governing the sale provides for a specified price. Sales deductions are specified in individual contracts with customers and generally achieved based on total sales during a specified period. The Company estimates the total sales deductions which a specific customer will achieve over the relevant term and applies the reduction to sales as they are made throughout the period. Rebates owed to customers are accrued and recorded in accrued expenses on the consolidated balance sheets.
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
In addition to the above revenue recognition policy, the Company recognizes revenue associated with the Remaining Contracts (as defined below) upon cash receipt. The Remaining Contracts represent contracts for which all of the criteria necessary for revenue recognition were not met at the time of shipment and that such criteria would not be met until ultimate collection of such sales. A summary of amounts collected and recorded as net sales for the years ended December 31, 2020 and 2019, as well as amounts still outstanding as of those dates, are as follows (amounts in thousands):

	Amounts Invoiced and Not Collected	Deferred Cost of Sales
Amounts as of September 30, 2019	$48,883	$6,415
Revenue recognized related to amounts invoiced and not collected at September 30, 2019:
Transition Adjustment during the three months ended September 30, 2019	(21,385)	(2,565)
Cash collected during the three months ended December 31, 2019 related to the Remaining Contracts	(8,219)	(1,151)
	(29,604)	(3,716)
Write-off of customer contracts where collection is no longer reasonably assured (a)	(10,273)	(1,438)
Amounts as of December 31, 2019	9,006	1,261
Cash collected during the year ended December 31, 2020 related to the Remaining Contracts	(7,767)	(1,087)
Amounts as of December 31, 2020	$1,239	$174
(a) The Company determined that for approximately $10.3 million of existing contracts where payment had not been received, collection was no longer reasonably assured. As a result, $1.4 million of deferred cost of sales relating to these customers was written off. Any future collections relating to these customer contracts will be recorded as revenue at the time payment is received.

Previous Revenue Recognition Policy and Transition
In 2018, and into part of 2019, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangements initiated by or agreed to by the Company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that called into question the ability to recognize revenue at the time that product was shipped to a customer. The applicable revenue recognition guidance also changed beginning January 1, 2018, which further impacted the Company’s revenue recognition methodology.
The Company changed its pattern of revenue recognition effective October 1, 2019. As a result, the Company’s pattern of revenue recognition varies between the years ended December 31, 2020, 2019, and 2018. The application of the relevant revenue recognition guidance and the pattern of revenue recognition are further discussed below for each period presented.

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
ASC 606 establishes a five-step model for revenue recognition. The first of these steps requires the identification of the contract as described in ASC 606-10-25-1. The specific criteria (the “Step 1 Criteria”) to this determination are as follows:
•The parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations;
•The entity can identify each party’s rights regarding the goods or services to be transferred;
•The entity can identify the payment terms for the goods or services to be transferred;
•The contract has commercial substance; and
•It is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.
The Company concluded that the first three of the above criteria were not met upon shipment of product to the customer, the fourth criteria had been met and the Company acknowledges that there is a degree of uncertainty as to whether last criteria above had been met. Although the parties to the contract may have approved the contract and purchase orders in writing, the Company concluded that upon shipment of products to the customer there was not sufficient evidence that its customers were committed to perform their obligations defined in the contract due to the existence of extra-contractual or undocumented terms or arrangements (e.g., regarding payment terms, right of return, etc.). The Company could not reliably identify each party’s rights regarding the products to be transferred upon shipment of those products to customers. The Company’s sales personnel continued to make side agreements with customers which directly conflicted with the explicitly stated terms of sale. These side agreements created significant ambiguity around the rights and obligations of both parties involved in the transaction. This practice continued to result in extended payment terms and returns occurring long after the original sale was made. The Company’s business practices created an implied right for the customer to demand future, unknown, performance by the Company. As a result, each party (and, in particular, the Company) could not at the time of product shipment adequately determine its rights regarding the good transferred as required by ASC 606-10-25-1. Upon shipment of product to the customer, the Company could not reliably identify the payment terms for the products it sold to customers. Although the written payment terms were known to both parties, the Company’s pervasive business practices (e.g., informal and undocumented side agreements) overrode the written payment terms and often resulted in extensions of the terms for payment. The Company’s contracts did appear to have commercial substance (i.e., the risk, timing, or amount of the Company’s future cash flows was expected to change as a result of the contract) upon fulfillment of a purchase order, as most fulfillments have eventually resulted in the Company receiving cash. Therefore, the Company concluded that this criterion appears to be met upon shipment of product to customers (i.e., fulfillment of the purchase order).
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
The Company’s inability to fulfill these criteria was due to uncertainties of contractual adjustments with customers created by a combination of an inappropriate tone at the top and extra-contractual arrangements. Consequently, as of the date of the Company’s adoption of ASC 606 effective January 1, 2018 and for the remainder of the year ended December 31, 2018, the Company concluded that it did not meet the Step 1 Criteria upon physical delivery of the product. Subsequent to the delivery of product, uncertainties surrounding contractual adjustment were not resolved until either: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. At that point, the Company determined that an accounting contract existed and the performance obligations of the Company to deliver product and the customer to pay for the product were satisfied. The Company determined the transaction price of its contracts to equal the amount of consideration received from customers less the amount expected to be refunded or credited to customers, which is recognized as a refund liability that is updated at the end of each reporting period for changes in circumstances. The refund liability was included within accrued expenses in the consolidated balance sheet as of December 31, 2018.
The Company considered how to account for costs associated with the delivered products of the contract for which revenue has been deferred, which is whether to match the related costs of sales expense with revenue or recognize expense upon shipment. In making this assessment, the Company considered the financial viability of its distributors and customers based on their creditworthiness to determine if collectibility of amounts sufficient to realize the costs of the products shipped was reasonably assured at the time of shipment. As the Company determined that there was a probable economic benefit associated with sales transactions, the Company deferred the cost of sales until the revenue was recognized for the year ended December 31, 2018.
The Company also continued to offset deferred revenue with the associated accounts receivable obligations in connection with the sales of products to its customers. The amount shipped and billed but not recorded as revenue was $51.0 million for the year ended December 31, 2018.
Fiscal Year Ended December 31, 2019 and Transition
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
After identifying the primary factors contributing to the lack of knowledge regarding its customer contractual terms, the Company began implementing changes in mid-2018 to remediate the pervasive weaknesses in the control environment, followed by gradually implementing measures to empower its compliance, legal, and accounting departments, educating its sales force on appropriate business practices, and communicating its revised terms of sale to customers. The Company assessed its efforts throughout 2019 to determine when, if at any point, the factors contributing to the inability to satisfy the Step 1 Criteria were sufficiently addressed such that the Step 1 Criteria were met at the time of physical delivery to the customer. Determining when these conditions were effectively satisfied was a matter of judgment; however, the Company determined that adequate knowledge of the contractual arrangements with its customers did exist in 2019 for new and certain existing arrangements. Management did note that there is no single, definitive change that overcame the pervasive challenges noted above, but rather an accumulation of efforts that, taken together, resulted in sufficient knowledge of contractual relationships both internally within the Company and externally with its customers.
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
The Company also reassessed whether the Step 1 Criteria had been met for all shipments of products where payment had not been received as of September 30, 2019. While the measures summarized above provided significant evidence necessary to understand the terms of the Company’s contractual arrangements with its customers, certain of these customers continued to exhibit behaviors that resulted in extended periods until cash collection. Such delays in collection suggested that uncertainty regarding extra-contractual arrangements may continue, particularly as it relates to payment terms. As a result, the Company concluded the following for any existing arrangements, which remained unpaid at September 30, 2019:
•For customer arrangements where collection was considered probable within 90 days from the date of original shipment or implantation of the products, the Company concluded the Step 1 Criteria were met (the “Transition Adjustment”).
•For the remaining customer arrangements (the “Remaining Contracts”), the Company concluded that, due to the uncertainty that extra-contractual arrangements may continue, the Step 1 Criteria would not be satisfied until the Company receives payment from the customer. At that point, the Company determined that an accounting contract would exist and the performance obligations of the Company to deliver product and the customer to pay for the product would be satisfied. The Company continued to reassess the Remaining Contracts for settlement of the Step 1 Criteria prior to payment, concluding that the Step 1 Criteria continued to not be met due to the same circumstances described above.
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
Under ASC 606, the Company recognizes revenue following the five-step model: (i) identify the contracts with a customer (the Step 1 Criteria); (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. As noted above, beginning October 1, 2019, the Company determined that they had met the Step 1 Criteria for new customer arrangements. The Company has determined that the performance obligation was met upon delivery of the product to the customer, or at the time the product is implanted for products on consignment, at which point the Company determined it will collect the consideration it is entitled to in exchange for the product transferred to the customer. As a result, the Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, generally upon shipment of the product to the customer or upon implantation of the product to the end user. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance. The Company does have consignment agreements with several customers and distributors which allow the Company to better market its products by moving them closer to the end user. In these cases, the Company determined that it has fulfilled its performance obligation once control of the product has been delivered to the customer, which occurs simultaneously with the product being implanted.
GPO Fees
The Company sells to Group Purchasing Organization (“GPO”) members who transact directly with the Company at GPO-agreed pricing. GPOs are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically 3% of sales made to the GPO members. Upon adoption of ASC 606, the Company concluded that although it benefited from the access that a GPO provides to its members, this benefit was neither distinct from other promises in the Company’s contracts with GPOs nor was the benefit separable from the sale of goods by the Company to the end customer. Therefore, the Company presents fees paid to GPOs as a reduction of product revenues.
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
The Company obtains raw material in the form of human placenta donations from participating mothers who give birth via scheduled Caesarean section.
Prior to the Transition, the Company deferred the cost of sales from transactions where title to inventory transferred from the Company to the customer, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria are met, the revenue and associated cost of sales was recognized.
Subsequent to the Transition, the Company continued to defer the cost of sales for certain arrangements for which all revenue recognition criteria have not been met. These amounts were recorded within other current assets on the consolidated balance sheets in the amount of $0.2 million and $1.3 million as of December 31, 2020 and 2019, respectively.
Research and Development Costs
Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These costs are expensed as incurred.
Advertising expense
Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for each of the years ended December 31, 2020, 2019, and 2018 amounted to $0.1 million.
Income Taxes
Income tax provision benefit (expense), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in the United States, including numerous state jurisdictions.
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
In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, results of recent operations, and changes in tax laws. In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, management considers three years of cumulative income (loss). The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the tax provision (benefit) in the period that includes the enactment date.
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
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if any, are included within the related deferred tax liability line in the consolidated balance sheets and recorded as a component of income tax expense.
Share-based Compensation
The Company grants share-based awards to employees and members of the Company’s Board of Directors (the “Board”) and non-employee consultants. Awards to employees and the Board are generally made annually as well as at certain points of time throughout the year at the discretion of the Board. Awards to non-employee consultants are rare, occurring most recently in February 2018. Such awards are recognized as share-based payment expense over the requisite service or vesting period, to the extent such awards are expected to vest in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” The amount of expense to be recognized is determined by the fair value of the award using inputs available as of the grant date.
The fair value of restricted common stock is the value of common stock on the grant date. The fair value of stock option grants is estimated using the Black-Scholes option pricing model. Use of the valuation model requires management to make certain assumptions with respect to selected model inputs. The Company uses the simplified method for share-based compensation to estimate the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated option expected term. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market-comparable publicly-traded peer companies. The Company routinely reviews its calculation of volatility for potential changes in future volatility, the Company’s life cycle, its peer group, and other factors. Finally, the Company uses an expected dividend yield of zero; the Company does not pay cash dividends on its common stock and does not expect to pay any cash dividends on its common stock in the foreseeable future.
For awards with service-based vesting conditions only, the Company recognizes share-based compensation expense on a straight-line basis over the requisite service or vesting period. For awards with service- and performance-based vesting conditions, the Company recognizes stock-based compensation expense using the graded vesting method over the requisite service period beginning in the period in which the awards are deemed probable to vest, to the extent such awards are probable to vest. The Company recognizes the cumulative effect of changes in the probability outcomes in the period in which the changes occur.

Basic and Diluted Net Loss per Common Share
Basic net loss per common share is calculated as net loss available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net loss available to common stockholders is determined by adjusting net loss for preferred dividends accrued or deemed during the period. This amount is divided by the weighted average common shares outstanding during the period.
Diluted net loss per common share adjusts basic net loss per common share for convertible securities, options, restricted stock unit awards, and other share-based payment awards which have yet to vest, to the extent such adjustments reduce basic net loss per common share.
The dilutive effect of the Company’s Series B Convertible Preferred Stock, and other convertible securities to the extent they are outstanding, is determined based on the if-converted method. The if-converted method assumes that convertible securities are converted at the later of the issuance date or the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any deemed or accumulated preferred dividends, would decrease basic net loss per common share, these effects are incorporated in the calculation of diluted net loss per common share, adjusted for the proportion of the period the securities were outstanding.
The dilutive effect of outstanding options, restricted stock unit awards, and other share-based payments is derived using the treasury stock method. The treasury stock method assumes that the proceeds from exercise are used to repurchase common shares at the weighted average market price during the period, increasing the denominator for the net effect of shares issued upon exercise less hypothetical shares repurchased.
For all periods with a net loss available to common stockholders, any adjustment for potential common shares would be naturally anti-dilutive. Therefore, the weighted average shares outstanding used to calculate both basic and diluted net loss per common share are the same for periods with a net loss.
Fair Value of Financial Instruments and Fair Value Measurements
The respective carrying value of certain on-balance sheet financial instruments approximated their fair values due to the short-term nature and type of these instruments. These financial instruments include cash and cash equivalents, accounts receivable, notes receivable, and certain other financial assets and liabilities.
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
Fair value financial instruments are recorded in accordance with the fair value measurement framework. The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: Quoted prices in active markets for similar assets or liabilities or observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3: Unobservable inputs or valuation techniques that are used when little or no market data is available.
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. This ASU is effective for the Company and all public filers which do not qualify as smaller reporting companies for fiscal years beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with no change to financial results reported in prior periods. The Company adopted this ASU on January 1, 2020 using a modified retrospective transition method which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption, with no change to the financial results reported in prior periods. There was no impact on the Company’s consolidated financial statements upon adoption of this ASU.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt this standard using a modified retrospective approach effective January 1, 2021. The Company does not expect a material impact on the consolidated financial statements as a result of adoption.
All other ASUs issued and not yet effective as of December 31, 2020, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$328	$318
Work in process	4,543	4,299
Finished goods	6,329	5,206
Inventory, gross	11,200	9,823
Reserve for obsolescence	(839)	(719)
Inventory, net	$10,361	$9,104
Consignment inventory, included as a component of finished goods in the table above, was $3.5 million and $3.4 million as of December 31, 2020 and 2019, respectively.

4.    Property and Equipment
Property and equipment consist of the following (in thousands):
.

	December 31,
	2020	2019
Leasehold improvements	$6,010	$5,321
Laboratory and clean room equipment	15,524	14,894
Furniture and office equipment	15,295	15,118
Construction in progress	3,321	972
Asset retirement cost	785	—
Property and equipment, gross	40,935	36,305
Less accumulated depreciation and amortization	(29,498)	(23,977)
Property and equipment, net of accumulated depreciation	$11,437	$12,328
Depreciation expense for each of the years ended December 31, 2020, 2019, and 2018 was recorded in certain captions of the consolidated statements of operations for those periods in the amounts shown in the table below (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of sales	$2,022	$1,965	$1,757
Selling, general and administrative expenses	3,416	4,223	3,760
Research and development expenses	344	358	365
Total	$5,782	$6,546	$5,882
5.Leases
The Company has operating leases primarily for corporate offices, vehicles, and certain equipment. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company determines if an arrangement is or contains a lease at inception.
Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Operating lease assets and liabilities are recognized based on the present value of lease payments over the lease term. Since most of the Company’s leases do not have a readily determinable implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments determined using the rate of interest that the Company would have to pay on collateralized or secured borrowing over a similar term. As a practical expedient, the Company has made an accounting policy election not to separate lease components from non-lease components in the event that the agreement contains both. The Company includes both the lease and non-lease components for purposes of calculating the right of use asset and related lease liability.
As of December 31, 2020, the Company does not have any leases classified as financing leases.
The Company subleases one of its leased industrial warehouse spaces. The sublease income from the facility offsets the lease expense associated with the facility. Sublease income for the facility is $0.1 million, $0, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively, and is presented as a reduction to selling, general, and administrative expense on the consolidated statements of operations in those periods.

Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

	December 31,
	2020	2019
Assets
Right of use asset	$3,623	$3,397

Liabilities
Short term lease liability	1,176	1,168
Long term lease liability	2,960	2,919

Weighted-average remaining lease term (years)	4.4 years	3.1 years
Weighted-average discount rate	10.0%	11.5%
Information related to lease costs for operating leases are as follows (amounts in thousands):

	Year ended December 31,
	2020	2019
Operating lease cost	$1,392	$1,469
Amortization of leased assets	983	947
Rent expense for the year ended December 31, 2018, which was accounted for under ASC 840, Leases, was $1.5 million. This amount, as well as those included in the table above, are allocated among cost of sales, research and development and selling, general and administrative expenses in the consolidated statements of operations.
Maturities of operating lease liabilities are as follows (amounts in thousands):

Year ending December 31,	Maturities
2021	$1,537
2022	1,566
2023	507
2024	339
2025	339
Thereafter	705
Total lease payments	4,993
Less: imputed interest	(857)
$4,136
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement, for which the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $0.8 million and $0 of December 31, 2020 and 2019, respectively, are included under Other liabilities in the consolidated balance sheets.

6.    Goodwill and Intangible Assets
Goodwill
Goodwill is evaluated for impairment on an annual basis on September 30, and when events or changes indicate it is more likely than not the carrying value exceeds fair value. The Company operates as one reporting unit.
For the impairment test performed September 30, the Company performed a quantitative analysis to determine the existence and extent of impairment. The quantitative analysis concluded that the fair value of the Company’s reporting unit exceeded its carrying value. As a result of these assessments, the Company concluded that there was no impairment. Accordingly, no impairment was recorded for the year ended December 31, 2020.
For the impairment test performed September 30, 2019, the Company performed a qualitative analysis to determine if it was more likely than not that goodwill impairment existed as of the annual impairment test date. As a result of this assessment, the Company concluded that it was not more likely than not that goodwill was impaired. Accordingly, the Company did not perform a quantitative assessment. There was no impairment recorded with respect to goodwill for the year ended December 31, 2019.
The following represents the changes in the carrying amount of goodwill for 2020 and 2019 (in thousands):

Goodwill
Balance as of January 1, 2019	$19,976
Activity	—
Balance as of December 31, 2019	19,976
Activity	—
Balance as of December 31, 2020	$19,976
Intangible Assets
Intangible assets are summarized as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Licenses	$1,414	$(1,334)	$80	$1,414	$(1,200)	$214
Patents and know-how	9,510	(5,730)	3,780	9,099	(5,070)	4,029
Customer and supplier relationships	241	(172)	69	3,761	(2,417)	1,344
Non-compete agreements	120	(98)	22	120	(68)	52
Total amortized intangible assets	$11,285	$(7,334)	$3,951	$14,394	$(8,755)	$5,639

Unamortized intangible assets
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,045		1,045	1,130		1,130
Total intangible assets	$13,338		$6,004	$16,532		$7,777
Amortization expense for the years ended December 31, 2020, 2019, and 2018, is summarized in the table below (amounts in thousands):

	Year ended December 31,
	2020	2019	2018
Amortization of intangible assets	$1,073	$1,039	$1,034
Impairment of intangible assets	1,027	1,258	—
Impairment of intangible assets in 2020 related to customer relationship assets that were determined to be unrecoverable due to lower than expected margins. Impairment of intangible assets in 2019 were related to the abandonment of patents in process and customer relationship assets.
Expected future amortization of intangible assets as of December 31, 2020, is as follows (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2021	$793
2022	691
2023	691
2024	691
2025	279
Thereafter	806
$3,951

7.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Legal costs	$14,822	$12,202
Settlement costs	9,975	12,825
Estimated returns	688	2,581
External commissions	2,141	1,722
Accrued clinical trials	651	1,076
Accrued rebates	886	142
Other	1,297	1,613
Total	$30,460	$32,161
The Company’s accrual for the pricing adjustment with the Department of Veterans Affairs of $6.9 million, which was presented separately in previously-issued financial statements, is included as part of settlement costs above as of December 31, 2019. This matter was settled and paid during the year ended December 31, 2020.
8.    Long Term Debt
Hayfin Term Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided the Company with a senior secured term loan in an aggregate amount of $50.0 million (the “Term Loan”) and an additional delayed draw term loan (the “DD TL”, collectively, the “Credit Facilities”) in the form of a committed but undrawn $25.0 million facility. The Company has the right to draw upon the DD TL until June 30, 2021.

The Term Loan and the DD TL (if drawn upon prior to expiry) both mature on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan and the DD TL for balances outstanding quarterly through the Maturity Date. No principal payments on either the Term Loan or the DD TL are due and payable until the Maturity Date.
The Term Loan and DD TL, which are senior secured obligations, were entered into together with the sale of the Company’s Series B Convertible Preferred Stock (as defined and described in Note 10, “Equity”) for $100.0 million (collectively, the “Financing Transactions”) in order to:
(1)    refinance, in whole, the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among the Company, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,
(2)     pay fees and expenses incurred with certain financing transactions, and
(3)     finance the working capital, capital expenditures, and other general corporate obligations of the Company.
The interest rate applicable to any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%, plus the margin of 6.75%.
After December 31, 2020, the margin on the interest rate is eligible for a reduction; as follows:
•6.75% per annum if the Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) is greater than 2.0x,
•6.5% per annum if the Total Net Leverage Ratio is less than 2.0x but greater than or equal to 1.0x, or
•6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Term Loan Agreement. Both at issuance and as of December 31, 2020, the Term Loan carried an interest rate of 8.3%.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Total Net Leverage Ratio of 5.0x through December 31, 2020, reduced to 4.5x through June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis,
•Delayed Draw Term Loan Incurrence Covenant (as defined in the Hayfin Loan Agreement) of 3.5x Total Net Leverage, tested prior to any drawings under the DD TL, and
•Minimum Liquidity (as defined in the Hayfin Term Loan Agreement) of $10 million, an at-all-times financial covenant, tested monthly.
The Credit Facilities also specify that any prepayment of the loan, voluntary or mandatory, as defined in the Term Loan Agreement, subjects the Company to a prepayment premium applicable as of the date of the prepayment:
•On or before the first anniversary of the Closing Date:
◦A make-whole premium, equal to the greater of:
▪5% of the principal balance repaid,
▪102% of the principal balance plus interest that would have been accrued from the repayment date to 12 months following the Closing Date.
•After the first anniversary of the Closing Date but on or before the second anniversary of the Closing Date: 2% of the principal balance repaid.
•After the second anniversary of the Closing Date but on or before the third anniversary of the Closing Date: 1% of the principal balance repaid.
•After the third anniversary of the Closing Date: 0% of the principal balance repaid.

The Hayfin Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. The mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event.
Beginning with the fiscal year ending December 31, 2021, the Company is required to prepay the outstanding loans based on the percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the Total Net Leverage thresholds.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
Original issue discount and deferred financing costs incurred as part of the Financing Transactions were allocated between the sale of the Series B Convertible Preferred Stock and the Hayfin Term Loan on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Term Loan were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. The allocation of the deferred financing costs and original issue discount between Term Loan and the DD TL on July 2, 2020 was as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
	Long term debt	Other current assets
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253
Deferred financing costs and original issue discount allocated to the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts are presented as part of interest expense (income), net on the consolidated statement of operations for the year ended December 31, 2020.
Deferred financing costs and original issue discount associated with the DD TL are amortized using the straight-line method through the earlier of the expiration of the DD TL commitment term on June 30, 2021, or the date the balance of the DD TL is funded. To the extent that there are unamortized deferred financing costs or original issue discount associated with the DD TL upon funding, such amounts will be amortized using the effective interest method through the Maturity Date. Amortization of these amounts are presented as part of interest expense (income), net on the consolidated statements of operations. Unamortized deferred financing costs and original issue discount associated with the DD TL are presented as other current assets on the consolidated balance sheet as of December 31, 2020.
The DD TL is subject to a commitment fee of 1% per annum of the amount undrawn, which is recognized as interest expense. The DD TL was not drawn upon as of December 31, 2020.
The balances of the Term Loan as of December 31, 2020 were as follows (amounts in thousands):

December 31, 2020
Outstanding principal	$50,000
Deferred financing costs	(1,996)
Original issue discount	(307)
Long term debt	$47,697
Components of interest expense related to the Term Loan, included in interest expense (income), net on the consolidated statements of operations, was as follows (amounts in thousands):

Year ended December 31, 2020
Stated interest	$2,085
Amortization of deferred financing costs	173
Accretion of original issue discount	26
Interest expense	$2,284

Interest expense related to the DD TL, included in interest (expense) income, net in consolidated statements of operations, was as follows (amounts in thousands):

Year ended December 31, 2020
Commitment fee	$128
Amortization of deferred financing costs	542
Accretion of original issue discount	83
Interest expense	$753
Scheduled principal payments on the Term Loan as of December 31, 2020 are as follows:

Year ending December 31,	Principal
2021	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	—
Outstanding principal	$50,000
The DD TL was not funded as of December 31, 2020. Consequently, no principal payments are owed.
As of December 31, 2020, the fair value of the Term Loan was $52.8 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to December 31, 2020 using this discount rate to derive the fair value.
BT Term Loan
On June 10, 2019, the Company entered into a loan agreement (the “BT Loan Agreement”) with Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, to borrow funds with a face value of $75.0 million (the “BT Term Loan”), of which the full amount was borrowed and funded. The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million, with the balance due on June 20, 2022. Blue Torch maintained a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company incurred $6.7 million of deferred financing costs.
On April 22, 2020, the Company amended the BT Loan Agreement with Blue Torch. The amendment provided for an increase in the maximum Total Leverage Ratio, which was a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity requirement from April 2020 through November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of approximately $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
On July 2, 2020, a portion of the proceeds from the Financing Transactions were used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement. The Company has no continuing obligations related to the BT Term Loan as of December 31, 2020. The Company recorded a loss on extinguishment of debt of $8.2 million. The composition of the loss on extinguishment of debt was as follows (amounts in thousands):

July 2, 2020
Unamortized deferred financing costs	$4,528
Unamortized original issue discount	1,538
Unamortized amendment fee	671
Prepayment premium	1,439
Other fees	25
Loss on extinguishment of debt	$8,201
The balances of the BT Term Loan were as follows (amounts in thousands):

	December 31, 2019
	Current portion	Long-term
Outstanding principal	$3,750	$69,375
Original issue discount	—	(1,890)
Deferred financing cost	—	(5,579)
Long-term debt	$3,750	$61,906
Interest expense related to the BT Term Loan, included in interest (expense) income, net in the consolidated statements of operations was as follows (amounts in thousands):

	Year ended December 31,
	2020	2019
Interest on principal balance	$3,773	$4,331
Accretion of original issue discount	354	360
Accretion of amendment fee	53	—
Amortization of deferred financing costs	1,051	1,071
Total BT Term Loan interest expense	$5,231	$5,762
Paycheck Protection Program Loan
The Company applied for and, on April 24, 2020, received proceeds of $10.0 million in the form of a loan under the Paycheck Protection Program (the “PPP Loan”). On May 11, 2020, the Company repaid the PPP Loan in full. There are no continuing obligations under the PPP Loan as of December 31, 2020.

9.    Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share
Basic net loss per common share is calculated as net loss available to common shareholders divided by weighted average common shares outstanding. Net loss available to common shareholders is calculated as net loss less (i) dividends accumulated on the Company’s Convertible preferred stock Series B during the period, (ii) periodic amortization of beneficial conversion feature, and (iii) periodic accretion of the increasing-rate dividend feature.

The following table provides a reconciliation of Net loss to Net loss available to common shareholders and calculation of basic net loss per common share for each of the years ended December 31, 2020, 2019, and 2018 (amounts in thousands, except share and per share amounts):

	Year ended December 31,
	2020	2019	2018
Net loss	$(49,284)	$(25,580)	$(29,979)
Adjustments to reconcile to net loss available to common stockholders:
Accumulated dividend on Series B Convertible Preferred Stock	2,016	—	—
Amortization of beneficial conversion feature	31,110	—	—
Accretion of increasing-rate dividend feature	918	—	—
Total adjustments	34,044	—	—
Net loss available to common stockholders	$(83,328)	$(25,580)	$(29,979)
Weighted average common shares outstanding	108,257,112	106,946,384	105,596,256
Basic net loss per common share	$(0.77)	$(0.24)	$(0.28)
Diluted Net Loss Per Common Share
Diluted loss per common share is calculated as net loss available to common shareholders, adjusted for dividends on convertible preferred stock (to the extent conversions of such shares would be dilutive), divided by weighted average common shares outstanding plus potential common shares. Potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options and the issuance of restricted stock using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Preferred Stock using the if-converted method. The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back dividends accrued or deemed on the Company’s Series B Convertible Preferred Stock and assumes conversion as of the later of the beginning of the period or the original transaction date, to the extent that such effects are determined to be dilutive.
Each individual transaction is assessed for its dilutive effect on net loss per common share. To the extent that the transaction is antidilutive, or does not reduce net loss per common share, the effect is excluded from the calculation.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per-share data):

	Year ended December 31,
	2020	2019	2018
Net loss available to common stockholders	$(83,328)	$(25,580)	$(29,979)
Dividends on Series B Convertible Preferred Stock	34,044	—	—
Numerator - net loss available to common stockholders adjusted for hypothetical conversion of Series B Convertible Preferred Stock (a)	$(83,328)	$(25,580)	$(29,979)
Denominator - weighted average common shares outstanding adjusted for potential common shares (b)	108,257,112	106,946,384	105,596,256
Diluted net loss per common share	$(0.77)	$(0.24)	$(0.28)

(a)Diluted net loss per common share is not adjusted for dividends of $34.0 million on the Series B Convertible Preferred Stock because the effect of a hypothetical conversion was determined to be anti-dilutive.
(b)Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be anti-dilutive for the periods presented:

	Year ended December 31,
	2020	2019	2018
Convertible preferred stock Series B	12,987,013	—	—
Restricted stock awards	1,299,770	1,157,563	365,978
Outstanding stock options	752,499	978,243	3,172,943
Restricted stock unit awards	616,141	—	—
Performance stock unit awards	31,621	—	—
Potential common shares	15,687,044	2,135,806	3,538,921
10.    Equity
Convertible Preferred Stock Series B
On July 2, 2020, the Company issued shares of its Convertible preferred stock Series B, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin (individually, the “Holder”, collectively the “Holders”) pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
The Series B Preferred Stock accumulates a 4.0% cumulative dividend per annum prior to the quarterly dividend payment for the period ending June 30, 2021, and a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of the Company’s board of directors. Dividends are paid at the end of each quarter based for dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into Company’s common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each Series B Preferred Share prior to any accrued and unpaid dividends. The Series B Preferred Stock, including any accrued and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date, provided that the common stock has traded at 200% or more of the conversion price (i) for 20 out of 30 consecutive trading days and (ii) on such date of conversion.
Holders of the Series B Preferred Stock, voting as a class, are entitled to appoint two members to the board of directors. Holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders shall vote on an as-converted basis as a single class with the Common Stock not to exceed 19.9% of the total voting stock of the Company. Holders of the Series B Preferred Stock are also entitled to a liquidation preference in an amount equal to the original issue price plus all accrued and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
The Company evaluated its Series B Preferred Stock and determined that it was considered an equity host under ASC 815, Derivatives and Hedging. As a result of the Company’s conclusion that the Series B Preferred Stock represented an equity host, the conversion feature of all Series B Preferred Stock was considered to be clearly and closely related to the associated Series B Preferred Stock host instrument. Accordingly, the conversion feature of all Series B Preferred Stock was not considered an embedded derivative that required bifurcation. At the time of the issuance of the Series B Preferred Stock, the Company’s common stock, into which the Company’s Series B Preferred Stock is convertible, had an estimated fair value exceeding the effective conversion price of the Series B Preferred Stock, giving rise to a beneficial conversion feature in the amount of $31.1 million. This amount was immediately recognized as a deemed dividend on the commitment date since there is no stated redemption date and the Series B Preferred Stock is immediately convertible.
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable, in the period preceding commencement of the perpetual dividend; and (2) the perpetual dividend amount for a corresponding number of periods to ascribe a fair value to this feature. These amounts were discounted to present value using a market rate for dividend yield as of the Closing Date. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount is amortized as a deemed dividend to preferred shareholders using the effective interest method through the commencement date of the Perpetual Dividend Rate. During the year ended December 31, 2020, the Company recognized $0.9 million of deemed dividends related to the amortization of the increasing-rate dividend feature.
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
The below table illustrates changes in the Company’s balance of Convertible preferred stock Series B for the year ended December 31, 2020 (in thousands, except per share amounts):

	Convertible preferred stock Series B
	Shares	Amount
Balance at December 31, 2019	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	32,028
Balance at December 31, 2020	100,000	$91,568
The Company has not declared or paid any dividends on the Series B Convertible Preferred Stock since issuance. Dividends in arrears as of December 31, 2020 was $2.0 million. As this amount has not been declared, the Company has not recorded this amount on its consolidated balance sheet as of December 31, 2020.
Based on accumulated dividends as of December 31, 2020, the Series B Convertible Preferred Stock was convertible into an aggregate of 26,497,570 shares of the Company’s common stock.
Stock Incentive Plans
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options, stock appreciation awards and restricted Common Stock awards: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan Amended and Restated through October 2, 2020 (the “2016 Plan”), which was approved by shareholders on May 18, 2016 and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Prior Incentive Plan”). During the years ended December 31, 2020, 2019, and 2018 the Company used only the 2016 Plan to make grants.
The 2016 Plan permits the grant of equity awards to the Company’s employees, directors, consultants and advisors for up to 8,400,000 shares of the Company’s common stock plus (i) the number of shares of the Company’s common stock that remain available for issuance under the Prior Incentive Plan, and (ii) the number of shares that are represented by outstanding awards that later become available because of the expiration or forfeiture of the award without the issuance of the underlying shares. The awards are subject to a vesting schedule as set forth in each individual agreement. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, and those option awards generally vest based on three years of continuous service and have 10-year contractual terms. Restricted stock awards generally vest over three years. Certain option and restricted stock awards provide for accelerated vesting if there is a change in control or upon death or disability.
A summary of stock option activity for the year ended December 31, 2020, and changes during the year then ended are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	2,885,334	$4.42
Granted	—	—
Exercised	(508,300)	2.62
Unvested options forfeited	—	—
Vested options expired	(351,351)	5.90
Outstanding at December 31, 2020	2,025,683	4.62	2.10	9,054,128
Exercisable at December 31, 2020	2,025,683	$4.62	2.10	$9,054,128
The intrinsic values of the options exercised during the years ended December 31, 2020, 2019 and 2018 were $1.9 million, $0.6 million, and $7.9 million, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.1 million, and $3.6 million, respectively. The actual tax benefit for the tax deductions from option exercise of the share-based payment arrangements totaled $1.6 million, $0.2 million, and $5.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018. The Company has a policy of using its available repurchased treasury stock to satisfy option exercises.
The fair value of options vested during the years ended December 31, 2020, 2019 and 2018 were $0, $1.4 million, and $0.1 million, respectively. There were no options granted during the years ended December 31, 2020, 2019 and 2018 and there was no unrecognized compensation expense at December 31, 2020.
Modification of Stock Options
During the year ended December 31, 2019, On June 13, 2019, our Board of Directors (prior to the election or appointment of any of the Company’s current non-executive Board members), in its capacity as Administrator of the 2006 Plan, extended the contractual life of 612,000 fully vested share options held by 7 members of the Board and 278,916 fully vested share options held by a former employee. As a result of that modification, the Company recognized incremental share-based compensation expense of $0.4 million for the year ended December 31, 2019.

The incremental fair value of the modified options in 2020 was estimated on the modification date using the Black-Scholes option-pricing model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities were the blend of the Company’s historical stock price volatility as well as that of market comparable publicly traded peer companies and other factors estimated over the expected term of the options. The term of the modified options was the remaining time until the end of the contractual maturity of ten years. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of modification for the period of the expected term.

2019 Option Modification
Expected volatility	65% - 95%
Expected life (in years)	0.28 - 5.12
Expected dividend yield	0
Risk-free interest rate	1.56% - 2.02%
Restricted Stock Awards
The Company has issued several classes of restricted stock awards to employees: restricted stock (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”). The following is summary information for restricted stock awards for the year ended December 31, 2020. Restricted stock and RSUs vest over a one- to three-year period in equal annual increments and require continuous service. Performance stock unit awards vest based on specific agreements with employees and require continuous service through the specified event.

As of December 31, 2020, there was approximately $11.5 million of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.99 years, which approximates the remaining vesting period of these grants. All RSAs noted below as unvested are considered issued and outstanding at December 31, 2020, while unvested RSAs and PSUs are not considered issued and outstanding as of December 31, 2020.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	3,383,196	$5.13	—	$—	140,845	$7.10
Modification of prior year grants	—	—	271,184	5.90	—	—
Granted	599,728	6.33	2,432,654	5.90	25,422	5.90
Vested	(1,416,888)	6.18	(271,184)	5.90	(87,370)	6.87
Forfeited	(390,177)	5.11	(107,381)	5.90	(43,685)	6.87
Unvested at December 31, 2020	2,175,859	$4.78	2,325,273	$5.90	35,212	$7.10
The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019 and 2018, was $10.1 million, $5.2 million, and $17.9 million, respectively.
During the year ended December 31, 2019, the Company granted a fixed dollar value restricted share unit award to the members of its Board in the amount of $1.6 million. The restricted share unit awards vested at the date of the 2019 Annual Meeting and were settled in common stock with the number of shares of common stock based on the closing price of the Company’s share price on August 5, 2020, a date thirty days after the Company became current on its SEC filings. Upon this event, these awards were modified from a fixed dollar-amount of awards to be settled in a variable number of shares to a fixed number of shares based on the closing price of the Company’s common stock on August 5, 2020. This event constituted a modification of the awards from liability-based awards to equity-based awards and did not change the total amount of expense recognized. Prior to August 5, 2020, the Company recorded $1.3 million of expense, of which $0.9 million and $0.4 million were recognized during the years ended December 31, 2020 and 2019, respectively. The Company reclassified $1.3 million of recorded liability to additional paid-in capital to reflect this modification on August 5, 2020. Subsequent to the modification, $0.3 million of expense was recognized as additional paid-in capital.
For the years ended December 31, 2020, 2019, and 2018 the Company recognized share-based compensation as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of sales	$520	$477	$705
Research and development	288	265	584
Selling, general and administrative	14,549	11,322	13,479
Total share-based compensation	15,357	12,064	14,768
Income tax benefit	(3,792)	$(3,081)	$(3,803)
Total share-based compensation, net of tax benefit	$11,565	$8,983	$10,965
Treasury Stock
For the year ended December 31, 2018, the Company purchased 507,600 shares of its Common Stock under the Company’s share repurchase program, for an aggregate purchase price of approximately $7.6 million. The share repurchase program expired during the year ended December 31, 2018.
Repurchases of shares of Common Stock in connection with the satisfaction of employee tax withholding obligations upon vesting of restricted stock and exercise of stock options for the years ended December 31, 2020, 2019, and 2018 were 435,492, 429,918, and 614,123, respectively, for an aggregate purchase price of $2.3 million, $1.5 million, and $4.9 million, respectively.

During 2020, certain stock option holders elected to return restricted shares to the Company as consideration to exercise stock options. In total, 148,972 shares were returned to the Company during the year ended December 31, 2020 for an aggregate fair value of $0.9 million. There were no equivalent transactions during either the years ended December 31, 2019 or 2018.
11.    Income Taxes
On March 27, 2020, the U.S. government enacted the CARES Act which, among other changes, eliminated the taxable income limit for certain net operating losses (“NOL”), allowed businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior years, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. These provisions allowed the Company to carry back federal tax losses related to 2018 and 2019. The Company recorded net tax receivable totaling $11.3 million in 2020 related to these provisions, of which $1.2 million has been collected as of December 31, 2020. The remaining $10.1 million is reflected in income tax receivable on the consolidated balance sheet as of December 31, 2020. The Company has deferred payment on $2.2 million in employer taxes until 2021, which is included as part of accrued compensation on the consolidated balance sheet as of December 31, 2020.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss	$17,010	$14,350
Research and development and other tax credits	5,920	2,349
Share-based compensation	3,259	3,439
Interest limitation carryforward	2,992	839
Accrued expenses	2,918	3,759
Accrued settlement costs	2,464	3,276
Bad debts	2,138	4,859
Lease obligation	1,021	1,044
Sales return and allowances	170	659
Other	1,075	1,285
Deferred Tax Liabilities:
Prepaid expenses	(1,170)	(1,189)
Property and equipment	(1,073)	(1,582)
Right of use asset	(895)	(868)
Intangible assets	(160)	(389)
Deferred costs of goods sold	(43)	(322)
Unearned insurance refund	—	(894)
Net Deferred Tax Assets	35,626	30,615
Less: Valuation allowance	(35,626)	(30,615)
Net Deferred Tax Assets after Valuation Allowance	$—	$—
Interest limitation carryforward of $0.8 million was included as part of other in 2019. This amount is presented separately in the table above for comparative purposes.

The reconciliation of the federal statutory income tax rate of 21% to the effective rate is as follows:

	Year ended December 31,
	2020	2019	2018
Federal statutory rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	(0.20)%	(1.36)%	3.52%
Nondeductible compensation	(0.89)%	(1.49)%	(15.33)%
Meals and entertainment	(0.50)%	(2.04)%	(24.16)%
Share-based compensation	(1.24)%	(5.05)%	10.82%
Tax credits	0.32%	0.45%	19.75%
Uncertain tax positions	0.24%	1.22%	(2.35)%
Write-off of net operating losses	—%	—%	(11.81)%
Fixed asset adjustment	—%	—%	5.33%
NOL carryback rate differential	10.99%	—%	—%
Other	(1.66)%	0.12%	(1.03)%
Valuation allowance	(8.14)%	(12.83)%	(788.33)%
Effective tax rate	19.92%	0.02%	(782.59)%
The tax benefit associated with the carryback of federal net operating losses under the CARES Act had a significant impact on the Company’s effective tax rate for the year ended December 31, 2020. Additionally, the effective tax rate was affected by other permanent differences, as well as the change in the valuation allowance.
Share-based Compensation had a significant impact on the Company's effective tax rate for the year ended December 31, 2019. Additionally, state taxes, Meals and Entertainment, and Nondeductible Compensation had a significant impact on the Company's effective tax rate.
Meals and Entertainment had a significant impact on the Company's effective tax rate for the year ended December 31, 2018 due to the impact of the Act on the Company's method of calculating this permanent adjustment. Additionally, Federal and state tax credits, mostly related to the Company's Research and Development activities, had a significant impact on the Company's effective rate.
Current and deferred income tax (benefit) expense is as follows (in thousands):

	December 31,
	2020	2019	2018
Current:
Federal	$(12,418)	$(53)	$614
State	159	48	427
Total current	(12,259)	(5)	1,041

Deferred:
Federal	—	—	19,452
State	—	—	6,089
Total deferred	—	—	25,541

Total (benefit) expense	$(12,259)	$(5)	$26,582
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
A valuation allowance of $35.6 million and $30.6 million was recorded against the deferred tax asset balance as of December 31, 2020 and December 31, 2019, respectively. The Company maintains a full valuation allowance because it is not more likely than not the deferred tax assets will be utilized based on all available positive and negative evidence. In the event that the weight of the evidence changes in the future, any reduction in the valuation allowance would result in an income tax benefit.
At December 31, 2020 and 2019, the Company had income tax net operating loss (“NOL”) carryforwards for federal and state purposes of $62.7 million and $68.5 million and $56.8 million and $49.3 million, respectively. A portion of the Company’s NOLs and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. If not utilized, the federal and state tax NOL carryforwards will expire between 2027 and 2037. As of December 31, 2020, the Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately $13.2 million and $4.0 million, respectively. As of December 31, 2019, the Company has recorded a deferred tax asset for federal and state NOL carryforwards of $11.9 million and approximately $3.1 million, respectively.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands) included in other liabilities in the consolidated balance sheets:

	2020	2019	2018
Unrecognized tax benefits - January 1	$627	$938	$847
Gross increases - tax positions in current period	—	56	91
Decreases in prior year positions	(150)	(367)	—
Unrecognized tax benefits - December 31	$477	$627	$938
Included in the balance of unrecognized tax benefits as of December 31, 2020 and December 31, 2019, are $0 and $0.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0 of interest during 2020. The Company accrued $0.1 million of interest during 2019 and, in total, as of December 31, 2019 had recognized $0.1 million of interest. The Company accrued $0.1 million of interest during 2018, and, in total, as of December 31, 2018 had recognized $0.1 million of interest.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2020, the Company’s tax returns for 2017 through 2019 generally remain open for exam by taxing jurisdictions. Additional prior years may be open to the extent attributes are being carried forward to an open tax year.
12.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and noncash activities are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash paid for interest	$7,456	$4,331	$197
Income taxes paid	208	308	859
Cash paid for operating leases	1,569	1,650	—
Non-cash activities:
Purchases of equipment included in accounts payable	1,062	1,184	1,168
Deferred financing costs	53	6,650	—
Deemed dividends on convertible preferred stock Series B	32,028	—	—
Amendment fee on BT Term Loan	722	—	—
Lease right of use asset and liability	1,169	—	—
Fair value of non-cash consideration received for option exercise	922	—	—

13.    401(k) Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all employees who have completed one month of service. Under the 401(k) Plan, participants could defer up to 90% of their eligible wages to a maximum of $19,500 per year (annual limit for 2020). Employees age 50 or over in 2020 could make additional pre-tax contributions up to $6,500. The Company matched 50% of employee contributions up to 5% of the employee’s eligible compensation. The matching contribution for the years ended December 31, 2020, 2019, and 2018 was $1.5 million, $1.5 million, and $1.9 million, respectively. For 2021, the Company continues to match to 50% of employee contributions and has increased the cap on its matching contribution to 8% of the employee’s eligible compensation. Additionally, the Company could elect to make a discretionary contribution to the 401(k) Plan.
14.    Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 5, “Leases,” the Company has commitments for meeting space. These leases expire over 3 years following December 31, 2020, and generally contain renewal options. The Company anticipates that most of these leases will be renewed or replaced upon expiration.
The estimated meeting space commitments are as follows (in thousands):

Years Ended December 31,
2021	$169
2022	889
2023	—
$1,058
See Note 5, “Leases” for further information regarding maturities of operating lease liabilities.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may routinely be a party to many pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be.

In accordance with applicable accounting guidance, the Company accrues a liability when those matters present loss contingencies that are both probably and estimable. The Company's financial statements at December 31, 2020 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. As of December 31, 2020, the Company had accrued $10.0 million related to the matters described below. The Company paid $7.4 million to settle legal proceedings during 2020. In addition, $3.5 million was paid on the Company’s behalf through an insurance provider during 2020. As of December 31, 2019, the Company had accrued $12.8 million related to legal proceedings and other matters of litigation. The actual costs of resolving these matters may be in excess of the amounts reserved.

The following is a description of certain litigation and regulatory matters:

Securities Class Action

On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois as lead plaintiff. On May 1, 2019, the lead plaintiff filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, the lead plaintiff was granted leave to file an amended complaint. The lead plaintiff filed its amended complaint against the Company, Michael Senken, Pete Petit, William Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020. The Defendants filed motions to dismiss on May 29, 2020, which remain pending. At this time, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to predict the outcome of the securities class action described above. In the event of an adverse judgment or material settlement with respect to the securities class actions described above, the Company may be required to pay significant damages or settlement costs. Successful claims brought against the Company with respect to the securities class action in excess of its available insurance coverage could have a material adverse effect on its business, financial condition and results of operations.

Shareholder Derivative Suits

On December 6, 2018, the United States District Court for the Northern District of Georgia entered an order consolidating three shareholder derivative actions (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) that had been filed in the Northern District of Georgia. On January 22, 2019, plaintiffs filed a verified consolidated shareholder derivative complaint. The consolidated action sets forth claims of breach of fiduciary duty, corporate waste and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Larry W. Papasan, Luis A. Aguilar, Bruce L. Hack, Charles E. Koob, Neil S. Yeston and Christopher M. Cashman. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to stay on February 18, 2019, pending the completion of the investigation by the Company’s Special Litigation Committee. The Special Litigation Committee completed its investigation relating to this action and filed an executive summary of its findings with the Court on July 1, 2019. The parties (together with parties from the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit, each described below) held a mediation on February 11, 2020. Following continued discussions, on May 1, 2020, the parties notified the Court that plaintiffs and the Company had reached an agreement in principle to settle this consolidated derivative action, which settlement also encompasses all claims asserted in the Hialeah derivative lawsuit, the Nix and Demaio derivative lawsuit, and the Murphy derivative lawsuit. The hearing on final approval was held on December 21, 2020 and the Court entered an Order granting final approval of the settlement the same day.

On October 29, 2018, the City of Hialeah Employees Retirement System (“Hialeah”) filed a shareholder derivative complaint in the Circuit Court for the Second Judicial Circuit in and for Leon County, Florida (the “Florida Court”). The complaint alleges claims for breaches of fiduciary duty and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Joseph G. Bleser, J. Terry Dewberry, Charles R. Evans, Bruce L. Hack, Charles E. Koob, Larry W. Papasan, and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company moved to stay the action on February 7, 2019, to allow the prior-filed consolidated derivative action in the Northern District of Georgia to be resolved first and to allow the Company’s Special Litigation Committee time to complete its investigation. The Company also filed a motion to dismiss on April 8, 2019. As discussed above, the plaintiff participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and is a party to the agreement settling that consolidated derivative action. In accordance with the terms of the settlement, Hialeah filed a motion for leave to dismiss its derivative action with prejudice on January 4, 2021.

On May 15, 2019, two individuals purporting to be shareholders of the Company filed a shareholder derivative complaint in the Superior Court for Cobb County, Georgia. (Nix and Demaio v. Evans, et al.) The complaint alleges claims for breaches of fiduciary duty, corporate waste and unjust enrichment against certain current and former directors and officers of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Chris Cashman, Lou Roselli, Mark Diaz, Charles R. Evans, Luis A. Aguilar, Joseph G. Bleser, J. Terry Dewberry, Bruce L. Hack, Charles E. Koob, Larry W. Papasan and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Court ordered this matter stayed pending the resolution of the consolidated derivative suit pending in the Northern District of Georgia. As discussed above, the plaintiffs participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and are a party to the agreement settling that consolidated derivative action. In accordance with the terms of the settlement, plaintiffs filed a notice of settlement and voluntary dismissal with prejudice on January 13, 2021.

On August 12, 2019, John Murphy filed a shareholder derivative complaint in the United States District Court for the Southern District of Florida (Murphy v. Petit, et al.). The complaint alleged claims for breaches of fiduciary duty and unjust enrichment against certain former officers, and certain current and former directors, of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Charles R. Evans, Luis A. Aguilar, Joseph G. Bleser, J. Terry Dewberry, Bruce L. Hack, Charles E. Koob, Larry W. Papasan and Neil S. Yeston. The allegations generally involve claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Company filed a motion to transfer this action to the Northern District of Georgia. Prior to resolution of that motion, the plaintiff voluntarily dismissed this action without prejudice. As discussed above, the plaintiff participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and is a party to the agreement settling that consolidated derivative action. Pursuant to the terms of the settlement, this action is deemed dismissed with prejudice.

Investigations

United States Attorney’s Office for the Southern District of New York (“USAO-SDNY”) Investigation
The USAO-SDNY conducted an investigation into, among other things, the Company’s recognition of revenue and practices with certain distributors and customers. The USAO-SDNY conducted interviews of various individuals, including employees and former employees of the Company. The USAO-SDNY issued an indictment in November 2019 against former executives Messrs. Petit and Taylor charging them with one count each for (i) securities fraud and (ii) conspiracy to commit securities fraud, to make false filings with the SEC, and to influence improperly the conduct of audits relating to alleged misconduct that resulted in inflated revenue figures for fiscal 2015. On November 19, 2020, the jury found Mr. Petit guilty of securities fraud and Mr. Taylor guilty of conspiracy to commit securities fraud. The Company has cooperated with the investigation, and the USAO-SDNY recently advised the Company that, based on the USAO-SDNY’s current understanding of facts, it does not intend to pursue further action or remedies against the Company.

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

United States Attorney’s Office for the Middle District of North Carolina (“USAO-MDNC”) Investigation
On January 9, 2020, the USAO-MDNC informed the Company that it is investigating the Company’s financial relationships with two former clinicians at the Durham VA Medical Center. The Company has cooperated with the investigation and reached an agreement in principal to resolve this issue with the government.

On February 8, 2021, the Company received a subpoena issued by the Department of Defense Office of Inspector General seeking records regarding the sales of the Company’s micronized and other products to federal medical facilities and federal contracting offices, including those operated by the Department of Veterans Affairs or the Department of Defense. The subpoena also seeks information regarding the Company’s communications with the FDA regarding its products. The Company understands that the Office of the United States Attorney for the Western District of Washington Civil Division is overseeing the investigation, which is being conducted principally by agents employed by the Department of the Army Criminal Investigation Command. The Company is cooperating with the government’s investigation and at this time the Company is unable to predict the outcome of the investigation, including whether the investigation will result in any action or proceeding against us.

Qui Tam Actions

On January 19, 2017, a former employee of the Company filed a qui tam False Claims Act complaint in the United States District Court for the District of South Carolina (United States of America, ex rel. Jon Vitale v. MiMedx Group, Inc.) alleging that the Company’s donations to the patient assistance program, Patient Access Network Foundation, violated the Anti-Kickback Statute and resulted in submission of false claims to the government. The government declined to intervene and the complaint was unsealed on August 10, 2018. The Company filed a motion to dismiss on October 1, 2018. The Company’s motion to dismiss was granted in part and denied in part on May 15, 2019. The parties have reached an agreement to resolve this matter.

On January 20, 2017, two former employees of the Company, filed a qui tam False Claims Act complaint in the United States District Court for the District of Minnesota (Kruchoski et. al. v. MiMedx Group, Inc.). An amended complaint was filed on January 27, 2017. The operative complaint alleges that the Company failed to provide truthful, complete and accurate information about the pricing offered to commercial customers in connection with the Company’s Federal Supply Schedule contract. On May 7, 2019, the Department of Justice (“DOJ”) declined to intervene, and the case was unsealed. In April 2020, without admitting the allegations, the Company agreed to pay $6.5 million to the DOJ to resolve this matter. This amount was paid during the year ended December 31, 2020. Accordingly, there is no liability outstanding with respect to this matter as of December 31, 2020.

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

On January 21, 2019, a former employee filed a complaint in the Fifth Judicial Circuit, Richland County, South Carolina (Jon Michael Vitale v. MiMedx Group, Inc. et. al.) against the Company alleging retaliation, defamation and unjust enrichment and seeking monetary damages. The former employee claims he was retaliated against after raising concerns related to insurance fraud and later defamed by comments concerning the indictments of three South Carolina VA employees. On February 19, 2019, the case was removed to the U.S. District Court for the District of South Carolina. The Company filed a motion to dismiss on April 8, 2019, which was denied by the Court. The parties have reached an agreement to resolve this matter.

On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker “Pete” Petit, and its former COO, Bill Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. The Company is seeking a declaratory judgment that it is not obligated to indemnify or advance expenses to Petit and Taylor in connection with certain cases to which Petit and Taylor are parties and also seeking to recoup moneys previously paid on behalf of Petit and Taylor in connection with such cases.

Defamation Claims

On June 4, 2018, Sparrow Fund Management, LP (“Sparrow”) filed a complaint against the Company and Mr. Petit, including claims for defamation and civil conspiracy in the United States District Court for the Southern District of New York (Sparrow Fund Management, L.P. v. MiMedx Group, Inc. et. al.). The complaint seeks monetary damages and injunctive relief and alleges the defendants commenced a campaign to publicly discredit Sparrow by falsely claiming it was a short seller who engaged in illegal and criminal behavior by spreading false information in an attempt to manipulate the price of our common stock. On March 31, 2019, a judge granted defendants’ motions to dismiss in full, but allowed Sparrow the ability to file an amended complaint. The Magistrate has recommended Sparrow’s motion for leave to amend be granted in part and denied in part and the Judge adopted the Magistrate’s recommendation. On April 3, 2020, Sparrow filed its amended complaint against MiMedx (Mr. Petit has been dropped from the lawsuit), on April 3, 2020 and the Company subsequently filed its answer. This case is in discovery.

On June 17, 2019, the principals of Viceroy Research (“Viceroy”), filed suit in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida (Fraser John Perring et. al. v. MiMedx Group, Inc. et. al.) against the Company and Mr. Petit, alleging defamation and malicious prosecution based on the defendants’ alleged campaign to publicly discredit Viceroy and the lawsuit the Company previously filed against the plaintiffs, but which the Company subsequently dismissed without prejudice. On November 1, 2019, the Court granted Mr. Petit’s motion to dismiss on jurisdictional grounds, denied the

Company’s motion to dismiss, and granted plaintiffs leave to file an amended complaint to address the deficiencies in its claims against Mr. Petit, which they did on November 21, 2019. The Company filed its answer on December 20, 2019. The parties have agreed to a stay of this matter in order to hold a mediation in March 2021.

Intellectual Property Litigation

The NuTech Action
On March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) in the United States District Court for the Northern District of Alabama (MiMedx Group, Inc. v. NuTech Medical, Inc. et. al.). The Company has alleged that NuTech and DCI infringed and continue to infringe on the Company’s patents through the manufacture, use, sale and/or offering of their tissue graft product. The Company has also asserted that NuTech knowingly and willfully made false and misleading representations about its products to customers and prospective customers. The Company is seeking permanent injunctive relief and unspecified damages. The case was stayed pending the restatement of the Company’s financial statements. Since the Company has completed its restatement, the case resumed. The parties have reached a settlement in the matter and the case was dismissed with prejudice.

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

Other Matters

Pursuant to the Florida Business Corporation Act and indemnification agreements with its former Chairman and CEO, Parker H. “Pete” Petit, and former COO, William Taylor, the Company has advanced defense costs to Petit and Taylor in connection with certain legal proceedings arising from their corporate status as former directors and officers of the Company. Following the jury verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud, on January 12, 2021, the Company filed suit in the Eleventh Judicial Circuit of Florida in and for Miami-Dade County (MiMedx Group, Inc. v. Petit and Taylor) seeking (1) a declaratory judgment that a conviction of Petit and Taylor means the Company has no further obligation to indemnify or advance expenses to them, (2) reimbursement of amounts previously advanced to Petit and Taylor, and (3) any other relief deemed just and proper by the court. Given the inherent difficulty of predicting the outcome of litigation, the Company cannot estimate recoveries, ranges of recoveries, losses or ranges of losses in these proceedings, nor can it predict whether it may be required to continue to indemnify or advance defense costs to Petit and Taylor.

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

15.     Revenue Data by Customer Type
The Company has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”); and (2) sales through distributors (“Distributors”).
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the years ended December 31, 2020, 2019, and 2018.
Below is a summary of net sales by each customer type (in thousands):

	Year Ended December 31,
	2020	2019	2018
Direct Customers	$240,690	$288,800	$343,464
Distributors	7,544	10,455	15,647
Total	$248,234	$299,255	$359,111

16.     Related Party Transactions
The Company has employed Thomas Koob as its Chief Scientific Officer (a non-executive officer) since 2006. Thomas Koob is the brother of a former director, Charles Koob. Subsequent to the Company’s employment of Thomas Koob, Charles Koob was appointed as a director of the Company in March 2008. Charles Koob's term as a Director expired at the 2020 Annual Meeting held on November 20, 2020. In 2019, the Company paid Thomas Koob a salary of $0.2 million and provided equity, incentive compensation and other compensation of $0.2 million. In 2020, the Company paid Thomas Koob an annual salary of $0.2 million and provided equity, incentive compensation and other compensation of $0.3 million.
The Company employs Simon Ryan, the brother-in-law of the Company’s former General Counsel, Alexandra O. Haden as a sales representative. In 2019, the Company paid Mr. Ryan total compensation of $0.2 million, consisting of a salary of $0.1 million and sales commissions, equity and other compensation of $0.1 million. Ms. Haden resigned from her position as General Counsel and Secretary of the Company, effective August 12, 2019, to accept another position.
17.    Restructuring
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
The Company’s restructuring program concluded in 2020. All obligations related to the Company’s restructuring program have been settled as of December 31, 2020.
The liability related to restructuring activities during 2020 are included in accrued compensation in the consolidated balance sheets. Changes to this liability during the years ended December 31, 2020 were as follows (in thousands):

Liability balance as of January 1, 2018	$—
Expenses	6,055
Cash distributions	(448)
Liability balance as of December 31, 2018	5,607
Expenses	8,543
Cash distributions	(10,589)
Liability balance as of December 31, 2019	3,561
Expenses	—
Cash distributions	(3,561)
Liability balance as of December 31, 2020	$—
18.    Quarterly Financial Data
The following table sets forth selected quarterly financial data for 2020 and 2019. Amounts for the fourth quarter of 2020 reflect the recording of out of period adjustments related to certain accruals recorded in prior quarters, including accruals of rebates, which were identified subsequent to the filings of the financial statements for those periods. The reflection of these adjustments increased net sales and gross profit by $0.8 million and decreased net loss by $1.3 million in the fourth quarter. The adjustments decreased basic and diluted net loss per common share in the fourth quarter by $0.01. All identified adjustments exclusively related to 2020 and did not affect any reported amounts for periods prior to 2020.

Amounts presented are unaudited, in thousands, except per share amounts:

		First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Net sales	2020	$61,736	$53,647	$64,303	$68,548
	2019	66,555	67,437	88,863	76,400

Gross profit	2020	51,711	45,449	54,014	57,730
	2019	59,137	57,688	75,658	63,691

Income tax provision benefit (expense)	2020	11,304	(27)	(38)	1,020
	2019	(42)	(42)	309	(220)

Net (loss) income	2020	(4,821)	(8,466)	(19,417)	(16,580)
	2019	(13,273)	(17,210)	12,379	(7,476)

Net (loss) income per common share - basic	2020	$(0.04)	$(0.08)	$(0.48)	$(0.17)
	2019	$(0.12)	$(0.16)	$0.12	$(0.07)

Net (loss) income per common share - diluted	2020	$(0.04)	$(0.08)	$(0.48)	$(0.17)
	2019	$(0.12)	$(0.16)	$0.11	$(0.07)

(1) - Q3 2019 amounts include the transition adjustment discussed in Note 2.
19.     Subsequent Events
The Company has assessed subsequent events through March 8, 2021, the date which these consolidated financial statements were first available to be issued. Based on this assessment, there were no material subsequent events requiring disclosure.

Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2020, 2019 and 2018 (in thousands)
	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year

For the Year ended December 31, 2020
Allowance for doubtful accounts	$—	$719	$18	$737
Allowance for product returns	4,115	705	(2,499)	2,321
Allowance for obsolescence	719	340	(220)	839

For the Year ended December 31, 2019
Allowance for product returns	$8,510	$—	$(4,395)	$4,115
Allowance for obsolescence	589	1,204	(1,074)	719

For the Year ended December 31, 2018
Allowance for product returns	$7,362	$1,148	$—	$8,510
Allowance for obsolescence	768	511	(690)	589

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of material weaknesses in internal control over financial reporting, as further described below.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, as a result of the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2020.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company previously disclosed material weaknesses in internal control over financial reporting as of December 31, 2019 in our Annual Report on Form 10-K for the year ended December 31, 2019 related to our control environment and control activities. As described below, while management has developed and implemented certain remediation actions to address the material weaknesses, further actions are still ongoing or have not been implemented for a sufficient amount of time to test and conclude on the effectiveness of the remediation actions as of December 31, 2020 with respect to our control activities. As a result, material weaknesses corresponding to the control activities component of internal control as defined by COSO continue to be present as of December 31, 2020. Management has reported to the Audit Committee the status of these remediation actions. These control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.
The Company identified material weaknesses corresponding to the control activities component of internal control as defined by COSO as described below:
Control Activities
The control deficiencies identified specific to the Control Activities COSO element constitute material weaknesses, either individually or in the aggregate, relating to: (i) the operation of control activities that contribute to the mitigation of risks and support achievement of objectives for a sufficient period of time during the year ended December 31, 2020 and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action. Deficiencies in control activities contributed to the potential for there to have been material accounting errors in several financial statement account balances and disclosures, specifically:
•The Company did not have adequate documentation to demonstrate the completeness and accuracy of data for certain transactions considered material for financial reporting, including revenue recognition and completeness of inventory.
•The Company, for certain processes, did not maintain adequate controls to enforce segregation of duties within the revenue process, including a lack of controls in place to verify the accuracy and legitimacy of sales orders for certain types of sales transactions.
•The Company did not design and maintain adequate controls to ensure that accounting for income tax provisions were appropriately recorded in accordance with GAAP.
•The Company did not design and maintain adequate controls over the inventory process, to ensure that accounting determinations related to inventory were appropriately considered and recorded in accordance with GAAP, that the inventory balance was complete and accurate and that disclosures related to the inventory balance were appropriately reflected within the financial statements.
•The Company did not maintain adequate controls to enforce segregation of duties as it relates to payables and disbursements.
•The Company did not adequately document its evaluation of the significant business assumptions applied to its financial forecast, going concern and goodwill analyses, and did not have adequate procedures in place to validate the completeness and accuracy of the data utilized in these processes and associated dependent budget versus actual review controls.
•The Company did not develop and maintain adequate controls to verify the completeness and accuracy of revenue recognition associated with customer arrangements for which the Step 1 criteria for the determination of a contract under ASC 606 would not be satisfied until payment from the customer was received.
•The Company did not develop and maintain adequate controls related to the completeness and accuracy of accrued expenses associated with professional services, commissions, employee bonuses, and customer rebates.
BDO USA, LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. BDO USA, LLP has expressed an adverse report on internal control over financial reporting which appears on page F-3 of this Form 10-K.
Remediation Plan and Status
Remediation of the identified material weaknesses and strengthening our internal control environment was a priority for us throughout 2020 and will continue to be a priority in 2021. We will implement and then test the design and ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. With continued oversight from the Audit Committee, the Company's management has designed and commenced implementing changes in processes and controls to remediate the material weaknesses described above and has improved the Company's internal control over financial reporting as follows:
Control Environment
We previously disclosed management’s conclusions at the end of both 2018 and 2019 that the Company did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company identified control deficiencies that constituted material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives, and (ii) holding individuals accountable for their internal control related responsibilities. Through the completion of the following activities (some of which were confirmed to have been effectively implemented during 2019), the previously disclosed material weaknesses related to control environment have been remediated:

The Board created an Ethics and Compliance Committee consisting solely of independent directors which is responsible for reviewing the status of the Company's ethics and compliance program, reviewing and advising the Board regarding any open cases and trends that may impact the business, and recommending future initiatives to improve compliance performance and effectiveness.
Management reinforced the importance of integrity, accountability, and adherence to the redesigned internal controls, policies, and procedures through the adoption of a revised Code of Business Conduct and Ethics. All Board members, employees, including all executives, newly hired employees, and agents, are required to certify that they have read, understand and will abide by the Code upon hire and then re-certify the same annually thereafter.
The Company also enhanced the onboarding training provided to newly hired salespeople to emphasize the importance of compliance with the various regulations specific to the Life Sciences industry to which the Company is subject.
Management conducted and will continue to schedule training sessions with the Company's Sales Department to ensure that they are familiar with the Company's current sales related policies and procedures, including those which are significant to the Company's financial reporting objectives. Portions of these training sessions are facilitated by the Chief Accounting Officer (“CAO”), who presents on topics such as the Company's current sales return policy, acceptable credit terms for customers, events that would trigger commission claw-backs, customer credit limit modification approval protocol, and the importance of proper revenue recognition.
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
In addition to enhancing processes and controls over adoption of new accounting standards and the proper application of existing accounting standards, the Company enhanced the technical capabilities of its accounting department by leveraging third party consultants with expertise in GAAP, as well as by hiring a new Chief Financial Officer and expanding its full-time accounting leadership team by hiring a Chief Accounting Officer, and Director of SEC Reporting. Furthermore, the Company lessened its reliance on third-party consultants for its technical accounting needs during 2020 by transitioning roles previously assigned to outside consultants to full-time employees with similar technical accounting competencies.
Management developed a contract management policy that defines who is required to review new, extended, or amended contracts (including those with distributors and agents). This policy includes the implementation of a checklist for standard and non-standard contracts to ensure that the revenue recognition criteria are properly considered for each of the standard and non-standard contracts.
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
Beginning in 2018 and continuing through 2020, management collaborated with outside consultants possessing significant financial reporting and internal control expertise to perform an extensive review of the design of the Company's internal controls over financial reporting. This review included the identification of internal control deficiencies and the development of remediation plans for each identified deficiency. These internal control deficiencies identified included (but were not limited to) the following: improvements to the financial close and reporting process, accounting for satisfaction of performance obligations related to revenue recognition, calculation of inventory costing and related accuracy of inventory, accounting for income taxes, accurate calculation of stock-based compensation expense, timely review of consignment inventory and the development of quality estimates related to accrued expenses.
The Company enhanced its financial close process by formalizing its accounting policies, introducing additional layers of independent reviews by appropriately qualified individuals, improving the precision and timeliness of reviews applied to various financial result analyses, and providing required education and training to the members of the finance department.
The Company enhanced the design and adherence to controls addressing the accuracy and completeness of the accounting for income taxes, including retention of evidence of review and review of significant judgements to ensure proper application of GAAP.
Management continued to enhance its oversight of the completeness and accuracy of data material to financial reporting by establishing criteria in the performance of controls to evaluate the accuracy and completeness of data. Management is implementing required training for control owners specific to the evaluation of the accuracy and completeness of data used in control activities.
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
Changes in Internal Control Over Financial Reporting
Other than the changes described above in “Remediation Plan and Status,” there were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Appointment of New Director. On March 4, 2021, the Board appointed Phyllis Gardner, M.D. to the Board, effective immediately following the filing of this Annual Report on Form 10-K, as a Class II director to fill an existing vacancy.
There are no arrangements or understandings between Dr. Gardner and any other person pursuant to which Dr. Gardner was appointed to the Board. There are no transactions in which Dr. Gardner does not have any direct or indirect material interest in any transaction requiring disclosure under Item 404(a) of Regulation S-K.
Dr. Gardner will receive the same compensation as the Company’s other non-employee directors as described under “Executive Compensation—Director Compensation” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on October 15, 2020.
Dr. Gardner has spent over 35 years in academia, medicine and industry. Dr. Gardner has served on the board of directors of several public and private companies, including Revance Therapeutics, Inc. since 2006, Corium International, Inc. from November 2007 to December 2018, CohBar, Inc. from February 2019 to present. Dr. Gardner has also served as an advisor to Change Health Care, Inc. from April 2019 to present. From June 1999 to July 2014, she served in various capacities including as an Adjunct Partner at Essex Woodlands Ventures, a growth equity firm that focuses on the healthcare industry (and a predecessor firm to EW Healthcare Partners, a holder of our Series B Preferred Stock). Additionally, Dr. Gardner has been a member of the Harvard Medical School Board of Fellows since April 2013 and is a scientific reviewer for the Cancer Prevention and Research Institute of Texas. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine. From 1994 to 1998, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University.
Restated Articles of Incorporation. On March 4, 2021, the Board adopted restated articles of incorporation for the Company, which became effective on March 5, 2021 upon acceptance for filing by the Secretary of State of the State of Florida. The Company has filed the restated articles of incorporation as Exhibit 3.1 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be contained in our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports,” or similar captions which are incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item will be contained in our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders under the caption “Executive Compensation,” or similar caption which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be contained in our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders under the captions “Stock Ownership,” “Executive Compensation,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be contained in our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions,” and "Election of Directors" or similar captions which are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item will be contained in our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors,” or similar captions which are incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report:
(i)Financial Statements
(ii)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018
(iii)Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified with an asterisk.
(b)Exhibits
Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

Exhibit Number	Description
3.1#	Restated Articles of Incorporation, adopted March 4, 2021, effective March 5, 2021.
3.2	Bylaws of MiMedx Group, Inc., as amended and restated as of October 3, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 4, 2018).
4.1
The description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Registration Statement on Form 8-A filed November 2, 2020.

10.1##
Loan Agreement dated as of June 30, 2020 by and among MiMedx Group, Inc., certain subsidiaries of MiMedx Group, Inc. parties thereto, the Lenders from time to time party hereto, Hayfin Services LLP, as administrative agent for the Lenders and as collateral agent for the Secured Parties, incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed July 6, 2020.

10.2##
Loan Agreement, dated June 10, 2019, by and between MiMedx Group, Inc., the other guarantors party thereto, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Filed June 11, 2019).

10.3
First Amendment, dated as of April 22, 2020, to Loan Agreement, dated June 10, 2019, by and between MiMedx Group, Inc., the other guarantors party thereto, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 27, 2020).

10.4##
Securities Purchase Agreement, dated as of June 30, 2020, by and between MiMedx Group, Inc., Falcon Fund 2 Holding Company, L.P. and certain other investors, incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed July 6, 2020.

10.5
Registration Rights Agreement dated as of July 2, 2020, by and between MiMedx Group, Inc. and Falcon Fund 2 Holding Company, L.P., incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K filed July 6, 2020.

10.6	Lease effective May 1, 2013 between Hub Properties of GA, LLC and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 10, 2013).
10.7
First Amendment to Lease dated March 7, 2017 between CPVF II West Oak LLC (as successor in interest to HUB Properties of GA, LLC) and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 13, 2017).

10.8
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

10.9*
MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan, as amended and restated effective February 25, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 3, 2014).

Exhibit Number	Description
10.10*
Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 4, 2014).

10.11*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed on March 4, 2014).

10.12*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-Q filed on August 8, 2013).

10.13*	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed on March 4, 2014).
10.14*	2016 Equity and Cash Incentive Plan, as amended and restated through October 2, 2020, incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed December 17, 2020.
10.15*
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

10.17*	Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 2, 2016).
10.18*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on May 30, 2019).

10.19*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 2, 2016).

10.20*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed March 17, 2020).
10.21*	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K filed July 6, 2020.
10.22*	Form of Employee (Performance-Vested, uncertain number of shares) Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K filed July 6, 2020.
10.23*	Form of Employee (Performance-Vested, certain number of shares) Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K filed July 6, 2020.
10.24*	Form of Non-Employee Restricted Stock Award Agreement (vest into retirement), incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed August 4, 2020.
10.25*#	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement.
10.26*	Letter Agreement dated April 10, 2019 between MiMedx Group, Inc. and Timothy R. Wright (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 9, 2019).
10.27*
Employment Offer Letter between the Company and Peter M. Carlson, as amended and restated on April 29, 2020, incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed July 6, 2020.

10.28*	Employment Offer Letter between the Company and William F. Hulse IV as of November 4, 2019, incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed July 6, 2020.
10.29*	Employment Offer Letter between the Company and Rohit Kashyap dated as of July 23, 2020, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 4, 2020.
10.30*	Employment Offer Letter between the Company and Robert B. Stein effective August 1, 2020, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 4, 2020.
10.31*	Employment Offer Letter between the Company and William L. Phelan dated as of April 30, 2020, incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed July 6, 2020.
10.32*	Employment Offer Letter dated April 3, 2018 between MiMedx Group, Inc. and Edward Borkowski (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed on May 30, 2019).
10.33*
Separation and Transition Services Agreement, dated as of November 15, 2019, between MiMedx Group, Inc. and Edward J. Borkowski (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2019).

10.34*	Form of Key Employee Retention and Restrictive Covenant Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 21, 2020.
10.35*#	2020 Management Incentive Plan.
10.36*	Management Incentive Plan, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 21, 2020.
10.37*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K filed July 15, 2008).

Exhibit Number	Description
10.38
Technology License Agreement dated January 29, 2007 between MiMedx, Inc., Shriner's Hospitals for Children and University of South Florida Research Foundation (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K filed on February 8, 2008).

10.39
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

MIMEDX GROUP, INC.

March 8, 2021	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Hulse IV and David A. Wisniewski and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2020, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Timothy R. Wright	Chief Executive Officer and Director	March 8, 2021
Timothy R. Wright	(Principal Executive Officer)

/s/ Peter M. Carlson	Chief Financial Officer	March 8, 2021
Peter M. Carlson	(Principal Financial Officer)

/s/ William L. Phelan	Senior Vice President and Chief Accounting Officer	March 8, 2021
William L. Phelan	(Principal Accounting Officer)

/s/ M. Kathleen Behrens	Chair of the Board (Director)	March 7, 2021
M. Kathleen Behrens

/s/ James L. Bierman	Director	March 7, 2021
James L. Bierman

/s/ Michael A. Giuliani	Director	March 7, 2021
Michael A. Giuliani

/s/ William A. Hawkins III	Director	March 7, 2021
William A. Hawkins III

/s/ Cato T. Laurencin	Director	March 8, 2021
Cato T. Laurencin

/s/ K. Todd Newton	Director	March 7, 2021
K. Todd Newton

/s/ Martin P. Sutter	Director	March 8, 2021
Martin P. Sutter