Form 10-Q
period 2021-03-31
MIMEDX GROUP, INC.
filed 2021-04-28
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2021

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
Yes ☐ No ☒

There were 111,718,544 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 16, 2021.

As used herein, the terms “MiMedx,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Important Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•the affect of the end of the period of enforcement discretion announced by the United States Food and Drug Administration (“FDA”), including our inability to market our micronized products and certain other products after May 31, 2021;
•our expectations regarding the regulatory pathway for our products, including our existing and planned investigative new drug application and pre-market approval requirements; current plans, designs, expected timelines, and expectations regarding our clinical trials; and current plans, designs, expected timelines, and expectations regarding our ability to obtain regulatory approval of certain of our products including in some cases Biologics License Applications (“BLAs”);
•our strategic focus, as illustrated by our current business priorities and our ability to implement these priorities;
•our expectations regarding the sufficiency of our liquidity and existing capital resources to implement our current business priorities;
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
•our expectations regarding costs relating to our compliance with regulatory standards, including those arising from our clinical trials, pursuit of BLAs, and CGMP compliance;
•the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for our products.

•our expectations regarding government and other third-party coverage and reimbursement for our products;
•our expectations regarding future revenue growth;
•our belief in the sufficiency of our intellectual property rights in our technology;
•our expectations regarding our ability to procure sufficient supplies of human tissue to manufacture and process our products;
•our expectations regarding the outcome of pending litigation and investigations;
•our expectations regarding our ability to remain in compliance with Securities and Exchange Commission (the "SEC") reporting obligations and Nasdaq listing requirements;
•our expectations regarding the ongoing and future effects arising from the investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) into current and prior-period matters relating to allegations regarding certain sales and distribution practices at the Company and certain other matters (the “Investigation” or the “Audit Committee Investigation”), the restatement of our consolidated financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as selected unaudited condensed consolidated financial data as of and for the years ended December 31, 2015 (Restated) and 2014 (Restated), which reflected adjustments to our previously filed consolidated financial statements as of and for the years ended December 31, 2015 and 2014 (collectively, the “Restatement”), and related litigation;
•our expectations regarding the ongoing and future effects of the Covid-19 Pandemic (“Covid-19”) on our business, employees, suppliers and other third parties with whom we do business, and our responses intended to mitigate such effects;

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
Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in this Quarterly Report and in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021.
Unless required by law, the Company does not intend, and undertakes no obligation, to update or publicly release any revision to any forward-looking statements, whether as a result of the receipt of new information, the occurrence of subsequent events, a change in circumstances or otherwise. Each forward-looking statement contained in this Quarterly Report is specifically qualified in its entirety by the aforementioned factors. Readers are advised to carefully read this Quarterly Report in conjunction with the important disclaimers set forth above prior to reaching any conclusions or making any investment decisions and not to place undue reliance on forward-looking statements, which apply only as of the date of the filing of this Quarterly Report with the SEC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$84,746	$95,812
Accounts receivable, net	35,420	35,423
Inventory	11,582	10,361
Prepaid expenses	4,695	5,605
Income tax receivable	9,991	10,045
Other current assets	3,530	3,371
Total current assets	149,964	160,617
Property and equipment, net	11,044	11,437
Right of use asset	3,567	3,623
Goodwill	19,976	19,976
Intangible assets, net	5,918	6,004
Other assets	344	375
Total assets	$190,813	$202,032
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,925	$8,765
Accrued compensation	16,153	18,467
Accrued expenses	30,676	30,460
Other current liabilities	1,657	1,470
Total current liabilities	55,411	59,162
Long term debt, net	47,799	47,697
Other liabilities	3,624	3,755
Total liabilities	$106,834	$110,614
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at March 31, 2021 and December 31, 2020	$92,030	$91,568
Stockholders' deficit
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 112,703,926 issued and 111,620,629 outstanding at March 31, 2021 and 112,703,926 issued and 110,930,243 outstanding at December 31, 2020	113	113
Additional paid-in capital	156,733	158,610
Treasury stock at cost; 1,083,297 shares at March 31, 2021 and 1,773,683 shares at December 31, 2020	(5,091)	(7,449)
Accumulated deficit	(159,806)	(151,424)
Total stockholders' deficit	(8,051)	(150)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$190,813	$202,032
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net sales	$59,967	$61,736
Cost of sales	9,641	10,025
Gross profit	50,326	51,711

Operating expenses:
Selling, general and administrative	45,404	46,942
Investigation, restatement and related	7,196	15,592
Research and development	4,339	2,650
Amortization of intangible assets	239	271
Operating loss	(6,852)	(13,744)

Other expense, net
Interest expense, net	(1,472)	(2,387)
Other income, net	—	6
Loss before income tax provision	(8,324)	(16,125)
Income tax provision (expense) benefit	(58)	11,304
Net loss	$(8,382)	$(4,821)

Net loss available to common stockholders (Note 9)	$(9,850)	$(4,821)

Net loss per common share - basic	$(0.09)	$(0.04)
Net loss per common share - diluted	$(0.09)	$(0.04)

Weighted average common shares outstanding - basic	109,401,383	107,538,509
Weighted average common shares outstanding - diluted	109,401,383	107,538,509

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(462)	—	—	—	(462)
Share-based compensation expense	—	—	3,244	—	—	—	3,244
Exercise of stock options	—	—	(1,364)	(310,813)	2,279	—	915
Issuance of restricted stock	—	—	(3,596)	(742,001)	3,596	—	—
Restricted stock canceled/forfeited	—	—	301	35,589	(301)	—	—
Shares repurchased for tax withholding	—	—	—	326,839	(3,216)	—	(3,216)
Net loss	—	—	—	—	—	(8,382)	(8,382)
Balance at March 31, 2021	112,703,926	$113	$156,733	1,083,297	$(5,091)	$(159,806)	$(8,051)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Share-based compensation expense	—	—	1,915	—	—	—	1,915
Exercise of stock options	—	—	(1,214)	(170,300)	1,512	—	298
Restricted stock shares canceled/forfeited	—	—	1,746	242,998	(1,746)	—	—
Shares repurchased for tax withholding	—	—	87	205,091	(1,538)	—	(1,451)
Net loss	—	—	—	—	—	(4,821)	(4,821)
Balance at March 31, 2020	112,703,926	$113	$149,765	2,163,066	$(12,578)	$(106,961)	$30,339

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,382)	$(4,821)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	3,244	3,349
Depreciation	1,161	1,506
Amortization of intangible assets	239	271
Amortization of deferred financing costs	415	668
Non-cash lease expenses	237	239
Accretion of asset retirement obligation	17	—
Loss on fixed asset disposal	236	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3	395
Inventory	(1,221)	(143)
Prepaid expenses	910	1,430
Income taxes	54	(10,711)
Other assets	319	812
Accounts payable	(936)	1,046
Accrued compensation	(2,314)	(4,186)
Accrued expenses	(484)	(2,845)
Other liabilities	(177)	709
Net cash flows used in operating activities	(6,679)	(12,281)

Cash flows from investing activities:
Purchases of equipment	(1,941)	(1,011)
Principal payments from note receivable	15	—
Patent application costs	(153)	(75)
Net cash flows used in investing activities	(2,079)	(1,086)

Cash flows from financing activities:
Proceeds from exercise of stock options	915	298
Stock repurchased for tax withholdings on vesting of restricted stock	(3,216)	(1,538)
Principal payments on finance lease	(7)	—
Repayment of term loans	—	(937)
Net cash flows used in financing activities	(2,308)	(2,177)

Net change in cash	(11,066)	(15,544)

Cash and cash equivalents, beginning of period	95,812	69,069
Cash and cash equivalents, end of period	$84,746	$53,525
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MiMedx,” or the “Company”) is an industry leader in utilizing amniotic tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, MiMedx has both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-state pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. The Company derives its products from human placental tissues and process these tissues using our proprietary methods, including the PURION® process. MiMedx employs Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce its allografts. MiMedx provides products primarily in the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare. All of its products are regulated by the United State Food and Drug Administration (“FDA”).
The Company’s business model is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion.
Effect of Covid-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus (“Covid-19”) as a global pandemic (the “Pandemic” or “Covid-19 Pandemic”).The Covid-19 Pandemic and associated governmental and societal responses have affected the Company’s business, results of operations and financial condition. The continuation or additional waves of the outbreak of Covid-19 or the outbreak of other health epidemics could harm the Company’s operations and increase the Company’s costs and expenses in numerous ways. As a result of the Pandemic, the Company has experienced delays and impacts on its business and clinical trials. It is uncertain the extent and how long the Pandemic will affect the healthcare system and the global economy as a whole. The effects of the Pandemic or other health epidemics could continue to have an adverse impact on the Company’s business, results of operations and financial condition in the future.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, loans, and grants to certain businesses, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result of the CARES Act, the Company expects a federal tax refund of approximately $11.3 million, of which $1.2 million has been collected. The income tax benefit was recognized due to the release of a previously-recorded valuation allowance. Of this amount, $10.1 million was recorded as part of income tax receivable on the unaudited condensed consolidated balance sheets as of both March 31, 2021 and December 31, 2020.
Liquidity and Capital Resources
The Company has analyzed its ability to address commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report, including the full impact of enforcement discretion. The Company believes that its anticipated cash from operating activities, after the anticipated negative effects from the conclusion of the FDA’s enforcement discretion effective May 31, 2021, and existing cash and cash equivalents will enable it to meet our operational liquidity needs for the twelve months following the issuance of this Quarterly Report on Form 10-Q (“Quarterly Report”).
2.Significant Accounting Policies
Please see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (the “2020 Form 10-K”) for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2020 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates regarding asset retirement obligations, estimates for contingent liabilities, the measurement of right-of-use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments, and valuation of deferred tax assets.
In addition to the above, the Company has considered the potential effects of the Covid-19 Pandemic with respect to its determinations surrounding impairments, increases in allowances for credit losses, other expenses, and changes in accounting judgments that have or are reasonably likely to have a material impact on the unaudited condensed consolidated financial statements.
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
Bad debt expense and the allowance for doubtful accounts are based on historical trends and current expectations for credit losses and reasonable and supportable forecasts. The Company’s policy to reserve for potential bad debts is based on the aging of the individual receivables as well as customer-specific qualitative factors, such as bankruptcy proceedings. The Company manages credit risk by routinely performing credit checks on customers prior to sales. The individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.
The Company’s allowance for doubtful accounts was $0.7 million as of both March 31, 2021 and December 31, 2020.
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventory is tracked through raw material, work-in-process, and finished good stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes until the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates. Slow moving and obsolete inventory that is no longer needed due to diminished market demand is presented at the lower of cost or net realizable value.
Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. The Company assesses the recoverability of its goodwill at least annually on October 1 and whenever events or substantive changes in circumstances indicate that the asset may be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative analysis.
As of March 31, 2021, the Company concluded it operates as one reporting unit.
Under the quantitative test, if the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized for the amount that the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value using income and market approaches. Under the income approach, the fair value of the Company is the present value of its future economic benefits. These benefits can include revenue, cost savings, tax deductions, and proceeds from its disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, industry trends, and entity-specific risks as of the goodwill impairment testing date. Under the market approach, the Company uses observed fair values of a set of companies with comparable business models to the reporting unit under evaluation for purposes of determining the fair value of the reporting unit. These amounts are reconciled to the Company’s market capitalization as of the test date for reasonableness.
Change in Annual Goodwill Impairment Testing Date
The Company elected to change its annual goodwill and indefinite-lived intangible asset impairment testing date from September 30 to October 1. The change in the annual impairment testing date provides the Company with more time in identifying and calculating any impairments and to maximize the use of the Company’s available resources.
Because GAAP does not permit more than 12 months to pass between annual goodwill impairment tests, the Company performed quantitative tests on September 30 and October 1, 2020. As a result of each of these tests, the Company concluded that the fair value of the reporting unit exceeded the carrying value and recorded no impairment.
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill arrangements or consignment arrangements. Under ship and bill arrangements, the customer submits an order. Upon approval of the sales order, the Company ships product to the customer and invoices them for the product sold. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation, or application of the Company’s product to the end user.
The Company recognizes revenue as performance obligations are fulfilled; which occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
Revenue is recognized based on consideration the Company expects to be entitled to from the sale. This consists of the gross selling price of the product, less any discounts or rebates (collectively, “deductions” or “sales deductions”). Gross selling price is a standard set by the Company for all customers unless a contract governing the sale provides for a specified price. Sales deductions are specified in individual contracts with customers and are generally achieved based on total sales during a specified period. The Company estimates the total sales deductions that a specific customer will achieve over the relevant term and applies the reduction to sales as they are made throughout the period. Rebates owed to customers are accrued and recorded in accrued expenses on the unaudited condensed consolidated balance sheets.
The Company acts as principal in all of its customer arrangements and records revenue on a gross basis. Shipping is considered immaterial in the context of the overall customer arrangement, and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately recognized performance obligation and the Company has elected to treat shipping costs as activities to fulfill the promise to transfer the product. The Company maintains a returns policy that allows its customers to return product that is consigned, damaged, or non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based on historical experience with actual returns. The Company’s payment terms for customers are typically 30 to 60 days from receipt of title of the goods.
In addition to the above revenue recognition policy, the Company recognizes revenue from customers with balances outstanding as of September 30, 2019 for which all of the criteria necessary for revenue recognition were not met at the time of shipment and that such criteria would not be met until collection of such sales (the “Remaining Contracts”). This was in accordance with the change in the Company’s revenue recognition pattern beginning September 30, 2019 (the “Transition”). A summary of the effects of cash collections on the Remaining Contracts on the unaudited condensed consolidated statements of operations for each of the three months ended March 31, 2021 and 2020 are as follows (amounts in thousands):

	Three months ended March 31,
	2021	2020
Net sales	$298	$4,495
Cost of sales	42	629
Gross profit	$256	$3,866
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
The Company defers the recognition of cost of sales associated with the Remaining Contracts until revenue is recognized and cash is collected. Amounts related to amount on the Remaining Contracts outstanding are recorded as part of other current assets on the unaudited condensed consolidated balance sheets. Deferred cost of sales were $0.1 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.
Leases
The Company determines if an arrangement is, or contains, a lease at inception. Right-of-use assets and the related liabilities result from operating leases, which were included in Right of use asset, Other current liabilities and Other liabilities, respectively. As of March 31, 2021, the Company has both finance and operating leases.
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
For operating leases, lease expense is recognized on a straight-line basis over the lease term through selling, general and administrative expense on the unaudited condensed consolidated statements of operations. For finance leases, the right of use asset is amortized, straight-line, over the life of the lease as depreciation expense, which is included as a component of through selling, general and administrative expense on the unaudited condensed consolidated statements of operations. The Company recognizes interest expense on finance lease liabilities based on the incremental borrowing rate at lease inception applied to the outstanding right of use liability. The Company does not recognize interest expense on operating lease liabilities.

Payments on operating leases are considered cash flows from operating activities. Payments on finance leases, to the extent that the payment relates to the reduction of the principal balance of the liability, are considered cash flows from financing activities. Payments toward the interest portion of finance lease liabilities are classified as cash flows from operating activities.
See Note 5, “Leases” for further information regarding lease obligations.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications for tissue-based products and processes. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or alternative future use is available to the Company and are included in intangible assets, net in the unaudited condensed consolidated balance sheets. The Company capitalized approximately $0.2 million and $0.1 million of patent costs during the three months ended March 31, 2021 and 2020, respectively.
Treasury Stock
The Company accounts for the purchase of treasury stock under the cost method. Treasury stock that is reissued for the exercise of option grants and the issuance of restricted stock grants is accounted for on a FIFO basis.
Recently Issued and Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as a result of market transitions from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into beginning March 12, 2020 through December 31, 2022. As of March 31, 2021, the Company has long-term debt outstanding which carries an interest rate tied to LIBOR, the agreement for which contemplates an interest rate alternative in the event that LIBOR is unavailable. The Company is evaluating the possibility of adoption and the related impact on its financial statements. If adopted, the Company does not expect the provisions of this ASU to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU simplifies the accounting for such instruments by removing requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a modified retrospective basis. There was no impact upon adoption.
All other ASUs issued and not yet effective for the three months ended March 31, 2021, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.
3.Inventory
Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$477	$314
Work in process	6,226	4,316
Finished goods	4,879	5,731
Inventory	$11,582	$10,361

4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$6,010	$6,010
Laboratory and clean room equipment	14,828	15,524
Furniture and equipment	15,137	15,295
Construction in progress	4,295	3,321
Asset retirement cost	819	785
Property and equipment, gross	41,089	40,935
Less accumulated depreciation	(30,045)	(29,498)
Property and equipment, net	$11,044	$11,437
Depreciation expense for each of the three months ended March 31, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$1,161	$1,506
Depreciation expense is allocated amongst cost of sales, research and development, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
5.Leases
The Company has operating leases primarily for corporate offices, vehicles, and certain equipment. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The Company determines if an arrangement is or contains a lease at inception.
The Company subleases one of its leased industrial warehouse spaces. The sublease income from the facility offsets the lease expense associated with the facility. Sublease income for the facility is less than $0.1 million for the three months ended March 31, 2021 and is presented as a reduction to selling, general, and administrative expense on the unaudited condensed consolidated statements of operations in those periods.
Information related to lease costs are as follows (amounts in thousands):
.

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$335	$350
Amortization of leased assets	237	239
Depreciation expense on finance lease	8	—
Interest expense on finance lease	3	—

Supplemental balance sheet information related to operating leases is as follows (amounts in thousands, except lease term and discount rate):

	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right of use asset	$3,386	$181	$3,623	$—

Current right of use liability	$1,210	$42	$1,176	$—
Noncurrent right of use liability	2,637	140	2,960	—
Right of use liability	$3,847	$182	$4,136	$—

Weighted-average remaining lease term (years)	4.2 years	3.8 years	4.4 years	0 years
Weighted-average discount rate	10.0%	8.3%	10.0%	—%
Maturities of operating leases liabilities are as follows (amounts in thousands):

Year ending December 31,	Operating Leases	Finance Leases	Total
2021 (excluding the three months ended March 31, 2021)	$1,151	$41	1,192
2022	1,566	55	1,621
2023	507	55	562
2024	339	55	394
2025	339	5	344
2026	339	—	339
Thereafter	365	—	365
Total lease payments	4,606	211	4,817
Less: imputed interest	(759)	(29)	(788)
Right of use liability	$3,847	$182	$4,029
6.Intangible Assets
Intangible assets are summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know how	$9,516	$(5,899)	$3,617	$9,510	$(5,730)	$3,780
Licenses	1,414	(1,369)	45	1,414	(1,334)	80
Customer and supplier relationships	241	(176)	65	241	(172)	69
Non-compete agreements	120	(105)	15	120	(98)	22
Total amortized intangible assets	$11,291	$(7,549)	$3,742	$11,285	$(7,334)	$3,951

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,168		1,168	1,045		1,045
Total intangible assets	$13,467		$5,918	$13,338		$6,004

Amortization expense for the three and three months ended March 31, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense	$239	$271
Expected future amortization of intangible assets as of March 31, 2021, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2021 (excluding the three months ended March 31, 2021)	$579
2022	692
2023	692
2024	692
2025	280
Thereafter	807
$3,742
7.    Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Legal costs	$18,812	$14,822
Settlement costs	6,850	9,975
Estimated returns	498	688
Commissions to sales agents	2,153	2,141
Accrued clinical trials	610	651
Accrued rebates	377	886
Other	1,376	1,297
Total	$30,676	$30,460
8.Long Term Debt
Hayfin Term Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”) and an additional delayed draw term loan (the “DD TL”, collectively, the “Credit Facilities”) in the form of a committed but undrawn facility. The Term Loan and the DD TL mature on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan and the DD TL for the balances outstanding quarterly through the Maturity Date. No principal payments on either the Term Loan or the DD TL are due and payable until the Maturity Date.
The Term Loan and DD TL, which are senior secured obligations, were entered into together with the sale of the Company’s Series B Convertible Preferred Stock (as defined and described in Note 10, “Equity”) in an aggregate amount of up to $100 million (collectively, the “Financing Transactions”) in order to:
(1)     refinance the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among the Company, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,
(2)     pay fees and expenses incurred with certain financing transactions, and

(3)     finance the working capital, capital expenditures, and other general corporate purposes of the Company.
The interest rate applicable to any borrowings under the Term Loan accrues at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum (the “Margin”). If LIBOR is unavailable, the loan will carry interest at the Margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%. The Margin is eligible for a reduction depending on the Total Net Leverage Ratio for the quarter; as follows:
•6.5% per annum if the Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) is less than 2.0x but greater than or equal to 1.0x, or
•6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Loan Agreement. At issuance and as of March 31, 2021, the Term Loan carried an interest rate of 8.3%.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Total Net Leverage Ratio of 4.5x through June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis.
•Minimum Liquidity (as defined in the Hayfin Loan Agreement) of $10 million, an at-all times, financial covenant tested monthly.
The Credit Facilities also specify that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Term Loan Agreement, will subject MiMedx to a prepayment premium applicable as of the date of the prepayment:
•On or before the first anniversary of the Closing Date:
◦A make-whole premium, equal to the greater of:
▪5% of the principal balance repaid, and
▪102% of the principal balance plus interest that would have been accrued from the repayment date to 12 months following the Closing Date.
•After the first anniversary of the Closing Date but on or before the second anniversary of the Closing Date: 2% of the principal balance repaid.
•After the second anniversary of the Closing Date: 1% of the principal balance repaid.
•After the third anniversary of the Closing Date: 0% of the principal balance repaid.
The Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. The mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event. Annually, beginning with the fiscal year ending December 31, 2021, the Company is required to prepay the outstanding loans based on the percentage of the Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the Total Net Leverage thresholds.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
Original issue discount and deferred financing costs incurred as part of the Financing Transactions were allocated between the sale of the Series B Convertible Preferred Stock and the Hayfin Term Loan on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Term Loan were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. A summary of the allocation of the deferred financing costs and original issue discount between the Term Loan and the DD TL on July 2, 2020 was as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
	Long term debt	Other current assets
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253
Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheet as of March 31, 2021.
Deferred financing costs and original issue discount associated with the DD TL are amortized using the straight line method through the earlier of the expiration of the DD TL commitment term on June 30, 2021, or the date the balance of the DD TL is funded. To the extent that there are unamortized deferred financing costs or original issue discount associated with the DD TL will be amortized using the effective interest method through the Maturity Date. Amortization of these amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021. Unamortized deferred financing costs and original issue discount associated with the DD TL are presented as other current assets on the unaudited condensed consolidated balance sheet as of March 31, 2021. In addition, the DD TL is subject to an additional commitment fee of 1% per annum of the amount undrawn, which is recognized as interest expense. The DD TL was not drawn upon as of March 31, 2021.
The balances of the Term Loan as of March 31, 2021 and December 31, 2020 were as follows (amounts in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,908)	(1,996)
Original issue discount	(293)	(307)
Long term debt	$47,799	$47,697
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

Three Months Ended March 31,
2021
Stated interest	$1,031
Amortization of deferred financing costs	89
Accretion of original issue discount	13
Interest expense	$1,133
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

Three Months Ended March 31,
2021
Commitment fee	$63
Amortization of deferred financing costs	271
Accretion of original issue discount	41
Interest expense	$375

Principal payments on the Term Loan as of March 31, 2021 are as follows:

Year ending December 31,	Principal
2021 (excluding the three months ended March 31, 2021)	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	—
Total long term debt	$50,000
As the Company has not borrowed on the DD TL as of March 31, 2021, there are no principal payments owed on the DD TL.
As of March 31, 2021, the fair value of the Term Loan was $51.4 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. To derive the fair value of the Term Loan, the remaining cash flows associated with the Term Loan were discounted to March 31, 2021 using this discount rate.
Blue Torch Term Loan
On June 10, 2019, the Company entered into the BT Term Loan Agreement with the subsidiaries of the Company as guarantors and party thereto from time to time, the lenders party thereto from time to time and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, pursuant to which the full amount of $75 million was borrowed and funded (the “BT Term Loan”). The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch maintained a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
On April 22, 2020, the Company amended its BT Loan Agreement with Blue Torch. The amendment provided for an increase in the maximum Total Leverage Ratio, which was a quarterly test, for the remainder of 2020, and also provided for a reduction in the minimum Liquidity requirement from April 2020 through and including November 2020. In connection with the amendment, the Company agreed to pay a one-time fee of $0.7 million, added to the principal balance, and a 1 percentage point increase in the interest rate to LIBOR plus 9%.
On July 2, 2020, a portion of the proceeds from each of the sales of the Company’s Series B Convertible Preferred Stock and the borrowings from the Hayfin Loan Transaction were used to repay the outstanding balance of principal, accrued but unpaid interest, and prepayment premium under the BT Loan Agreement. In connection with the repayment of the BT Term Loan, the Company terminated the BT Loan Agreement. The Company has no continuing obligations related to the BT Term Loan.
Interest expense related to the BT Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations was as follows (amounts in thousands):

Three Months Ended March 31,
2020
Interest on principal balance	$1,840
Accretion of original issue discount	167
Amortization of deferred financing costs	491
Total BT Term Loan interest expense	$2,498
9.Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.

Basic Net Loss Per Common Share
Basic net loss per common share is calculated as net loss available to common stockholders divided by weighted average common shares outstanding. Net loss available to common stockholders is calculated as net loss less (i) dividends accumulated on the Company’s Series B Convertible Preferred Stock during the period, and (ii) periodic accretion of the increasing-rate dividend feature.
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three months ended March 31, 2021 and 2020 (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,382)	$(4,821)
Adjustments to reconcile to net (loss) income available to common stockholders
Accumulated dividend on Series B Convertible Preferred Stock	1,006	—
Accretion of increasing-rate dividend feature	462	—
Total adjustments	1,468	—
Net loss available to common stockholders	$(9,850)	$(4,821)
Weighted average common shares outstanding	109,401,383	107,538,509
Basic net loss per common share	$(0.09)	$(0.04)
Diluted Net Loss Per Common Share
Diluted net loss per common share is calculated as net loss available to common stockholders, adjusted for dividends on convertible preferred stock (to the extent such conversions would be dilutive), divided by weighted average common shares outstanding plus potential common shares. The calculation of potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options and the issuance of restricted stock using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Convertible Preferred Stock using the if-converted method. The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back dividends accrued or deemed on the Company’s Series B Convertible Preferred Stock and assumes conversion as of the later of the beginning of the period or the original transaction date.
Each individual transaction is assessed for its dilutive effect on net loss per common share. To the extent that the transaction is antidilutive, or does not reduce net loss per common share, the effect is excluded from the calculation.
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss available to common stockholders	$(9,850)	$(4,821)
Dividends on Series B Convertible Preferred Stock	1,468	—
Numerator	$(9,850)	$(4,821)
Weighted average shares outstanding	109,401,383	107,538,509
Potential common shares (a)	30,470,089	2,706,804
Weighted average shares outstanding adjusted for potential common shares	109,401,383	107,538,509
Diluted net loss per common share	$(0.09)	$(0.04)

(a) Potential common shares reflects hypothetical transactions involving convertible securities and share-based payment awards using the if-converted and treasury stock methods, respectively. The effect of each of these adjustments on the calculation is presented in the table below:

	Three Months Ended March 31,
	2021	2020
Series B Convertible Preferred Stock	26,497,570	—
Restricted stock awards	1,629,273	1,769,847
Restricted Stock Unit Awards	1,349,898	—
Outstanding Stock Options	964,640	919,555
Performance Based Awards	28,708	17,402
Potential common shares	30,470,089	2,706,804
10.Equity
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
Each share of Series B Preferred Stock, including any accumulated and unpaid dividends, is convertible into Company’s common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each share of Series B Preferred Stock prior to any accumulated and unpaid dividends. The Series B Preferred Stock, including any accumulated and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date, provided that the common stock has traded at 200% or more of the conversion price for 20 out of 30 consecutive trading days and on such date of conversion the common stock has traded at 200% or more of the conversion price.
Holders of the Series B Preferred Stock, voting as a class, are entitled to elect two members to the board of directors. Holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders on an as-converted basis as a single class with the common stock not to exceed 19.9% of the total voting stock of the Company. Holders of the Series B Preferred Stock are also entitled to a liquidation preference in an amount equal to the original issue price plus all accumulated and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable, in the period preceding commencement of the perpetual dividend; and (2) the perpetual dividend amount for a corresponding number of periods to ascribe a fair value to this feature. The present value is calculated using a market rate for dividend yield. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount is amortized as a deemed dividend to preferred shareholders using the effective interest method through the commencement date of the Perpetual Dividend Rate. During the three months ended March 31, 2021, the Company recognized $0.5 million of deemed dividends related to the amortization of the increasing rate dividend feature.
If the Company undergoes a change of control, the Company will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference, subject to the rights of the holders of the Series B Preferred Stock in connection with such change in control. If the Company does not exercise such repurchase right, holders of the Series B Preferred Stock will have the option to (1) require the Company to repurchase any or all of their then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference or (2) convert the Series B Preferred Stock, including accumulated and unpaid dividends into common stock and receive their pro rata consideration thereunder. Because the contingent redemption of the Series B Preferred Stock by the holders in the event of change in control is outside the Company’s control, the Series B Preferred Stock is classified as temporary equity.
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended March 31, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	462
Balance at March 31, 2021	100,000	$92,030
The Company has not declared or paid any dividends on the Series B Convertible Preferred Stock since issuance. Dividends in arrears as of March 31, 2021 was $3.0 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of March 31, 2021.
Based on accumulated dividends as of March 31, 2021, the Series B Convertible Preferred Stock was convertible into an aggregate of 26,758,916 shares of the Company’s common stock.
11.Income Taxes
The effective tax rates for the Company were (0.7)% and 70.1% for the three months ended March 31, 2021 and March 31, 2020, respectively. These effective tax rates include the impact of discrete items of $0 and $11.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, the projected annual effective tax rate for 2021 is (0.7)%.
The discrete items recorded for the three months ended March 31, 2021 were $0. The discrete items recorded for the three months ended March 31, 2020 were primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which are expected to result in a federal tax refund of $11.3 million and an income tax benefit of the same amount. No benefit had been recognized with respect to the net operating losses due to a previously-recorded valuation allowance.
12.Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$1,094	$1,840
Income taxes paid	4	6
Non-cash activities:
Lease right of use asset and liability	189	—
Note receivable for sale of property and equipment	75	—
Purchases of equipment in accounts payable	159	—
Fair value of non-cash consideration received for option exercise	380	—
Deemed dividends on Series B Convertible Preferred Stock	462	—
13.Contractual Commitments and Contingencies
Contractual Commitments
In addition to the leases noted under Note 5, “Leases,” the Company has commitments for meeting space. These commitments expire over the 3 years following March 31, 2021, and generally contain renewal options.

Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated financial statements as of March 31, 2021 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to the disclosure under Item 3, “Legal Proceedings” and Note 14, “Commitments and Contingencies” in the 2020 Form 10-K.
As of March 31, 2021, the Company has accrued $6.9 million related to the legal proceedings discussed below. Of this amount, $0.7 million is indemnified by insurance. This indemnification receivable is recorded as part of other current assets in the unaudited condensed consolidated balance sheet as of March 31, 2021. The Company paid $4.4 million toward the resolution of legal matters involving the Company during the three months ended March 31, 2021.
The following is a description of certain litigation and regulatory matters:
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael Senken, Pete Petit, William Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in MiMedx prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues.
Investigations
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
United States Attorney’s Office for the Middle District of North Carolina (“USAO-MDNC”) Investigation
On January 9, 2020, the USAO-MDNC informed the Company that it is investigating the Company’s financial relationships with two former clinicians at the Durham VA Medical Center. The Company cooperated with the investigation and has settled this matter.
Qui Tam Actions
On January 19, 2017, a former employee of the Company filed a qui tam False Claims Act complaint in the United States District Court for the District of South Carolina (United States of America, ex rel. Jon Vitale v. MiMedx Group, Inc.) alleging that the Company’s donations to the patient assistance program, Patient Access Network Foundation, violated the Anti-Kickback Statute and resulted in submission of false claims to the government. The government declined to intervene and the complaint was unsealed on August 10, 2018. The Company filed a motion to dismiss on October 1, 2018. The Company’s motion to dismiss was granted in part and denied in part on May 15, 2019. The parties reached an agreement to settle this matter and a stipulation of dismissal was filed on February 26, 2021.
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
On January 21, 2019, a former employee filed a complaint in the Fifth Judicial Circuit, Richland County, South Carolina (Jon Michael Vitale v. MiMedx Group, Inc. et. al.) against the Company alleging retaliation, defamation and unjust enrichment and seeking monetary damages. The former employee claims he was retaliated against after raising concerns related to insurance fraud and later defamed by comments concerning the indictments of three South Carolina VA employees. On February 19, 2019, the case was removed to the U.S. District Court for the District of South Carolina. The parties have reached an agreement to resolve this matter and a stipulation of dismissal with prejudice was filed on March 22, 2021.
On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker “Pete” Petit, and its former COO, Bill Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. The Company is seeking a declaratory judgment that it is not obligated to indemnify or advance expenses to Petit and Taylor in connection with certain cases to which Petit and Taylor are parties and also seeking to recoup amounts previously paid on behalf of Petit and Taylor in connection with such cases.
On April 15, 2021, Quinn Emanuel Urquhart & Sullivan, LLP, Freshfields Bruckhaus Deringer US LLP, and Kobre Kim, LLP, law firms who have represented Mr. Petit and Mr. Taylor in various legal actions, including their criminal trial, filed suit in the Supreme Court of the State of New York County of New York against the Company (Quinn Emanuel Urquhart & Sullivan, LLP, et al. v. MiMedx Group, Inc.) for breach of contract, breach of implied-in-fact contract, quasi-contract/unjust enrichment, promissory estoppel, equitable estoppel, and account stated seeking to enforce the Company’s alleged obligation to pay the firms for the legal fees and expenses incurred during their representations of Mr. Petit and Mr. Taylor. The Company intends to defend itself against these allegations.
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

On June 17, 2019, the principals of Viceroy Research (“Viceroy”), filed suit in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida (Fraser John Perring et. al. v. MiMedx Group, Inc. et. al.) against the Company and Mr. Petit, alleging defamation and malicious prosecution based on the defendants’ alleged campaign to publicly discredit Viceroy and the lawsuit the Company previously filed against the plaintiffs, but which the Company subsequently dismissed without prejudice. On November 1, 2019, the Court granted Mr. Petit’s motion to dismiss on jurisdictional grounds, denied the Company’s motion to dismiss, and granted plaintiffs leave to file an amended complaint to address the deficiencies in its claims against Mr. Petit, which they did on November 21, 2019. The parties have reached an agreement to settle this dispute.
Other Matters
Under the Florida Business Corporation Act and agreements with its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors who are made party to a proceeding, including a proceeding brought by or in the right of the corporation, with certain exceptions, and to advance expenses to defend such matters. The Company has already borne substantial costs to satisfy these indemnification and expense advance obligations and may continue to do so in the future.
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
14.Revenue Data by Customer Type
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”).
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2021 or 2020.
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended March 31,
	2021	2020
Direct Customers	$57,555	59,896
Distributors	2,412	1,840
Total	$59,967	$61,736

15.    Share-based Compensation
Restricted Stock Awards
The Company has issued several classes of restricted stock awards to employees: restricted stock (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”). The following is summary information for restricted stock awards for the three months ended March 31, 2021.
As of March 31, 2021, there was $36.3 million of unrecognized share-based compensation expense related to restricted stock awards. That expense is expected to recognized over a weighted-average period of 2.67 years, which approximates the remaining vesting period of these grants.
The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2021 through March 31, 2021. Unvested RSA awards noted below are included in issued and outstanding common stock as of March 31, 2021, while unvested RSUs and PSUs are not included in issued or outstanding common stock as of March 31, 2021.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	2,175,859	$4.78	2,325,273	$5.90	35,212	$7.10
Granted	—	—	2,818,085	10.07	—	—
Vested	(222,741)	8.60	(742,001)	5.90	—	—
Forfeited	(35,589)	3.76	(32,856)	5.90	—	—
Unvested at March 31, 2021	1,917,529	$4.36	4,368,501	$8.59	35,212	$7.10
Stock Options
A summary of stock option activity for the three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,025,683	$4.62
Granted	—	—
Exercised	(352,623)	3.67
Unvested options forfeited	(50,000)	1.23
Vested options expired	—	—
Outstanding at March 31, 2021	1,623,060	4.93	2.16	8,714,632
Exercisable at March 31, 2021	1,623,060	$4.93	2.16	$8,714,632
16.    Subsequent Events
On April 21, 2021, the FDA stated that the period of enforcement discretion with respect to products subject to regulation under Section 351 of the Public Health Service Act, which includes certain products sold by the Company, will cease on May 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx is an industry leader in utilizing amniotic tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we have both a core business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary methods, including the PURION® process. We employ Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce our allografts. MiMedx provides products primarily in the wound care, burn, surgical, and non-operative sports medicine sectors of healthcare. All of our products are regulated by the United States Food and Drug Administration (“FDA”).
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
Trends and Developments Affecting Our Business
Our recent operating results were burdened by the incurrence of significant legal expenses
Our prior results were adversely impacted by costs related to the Audit Committee Investigation and the Restatement. We do not expect any further direct costs related those matters, but we have incurred and may potentially continue to incur legal expenses to indemnify certain former members of the Company’s management team in certain criminal and civil proceedings, as well as legal costs and penalties to settle ongoing matters involving the Company itself. In January 2021, following the conviction of our former Chief Executive Officer and our former Chief Operating Officer (the “Convicted Former Officers”) for securities fraud and conspiracy to commit securities fraud, respectively, we filed suit seeking (1) a declaratory judgment that the Company has no further obligation to advance expenses to the Convicted Former Officers, (2) a refund of certain amounts previously advanced to the Convicted Former Officers, and (3) certain legal fees and expenses. See Item 3, “Legal Proceedings” in the Annual Report on Form 10-K as of and for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the SEC on March 8, 2021.
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
Demographic shifts are creating opportunities in the advanced wound care and musculoskeletal sectors
The sectors where our products are used are expected to continue growing due to certain demographic trends. Within the advanced wound care sector, there is significant unmet patient need, due to an aging population, an increasing incidence of obesity and diabetes, and other contributing comorbidities that result in higher susceptibility to non-healing chronic wounds. These demographics extend into the musculoskeletal sector as well, and the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. We expect that these shifts will benefit our business, although these impacts may occur in inconsistent patterns..
As we look for ways to achieve long-term competitive advantages, we plan to continue to invest in research & development

We are focused on advancing our late-stage pipeline and accelerating efforts toward seeking FDA approval for AmnioFix Injectable, or mdHACM, to treat musculoskeletal degeneration across multiple indications. As a significant area of focus and investment for MiMedx, we are progressing clinical, manufacturing, and quality initiatives in support of mdHACM as a biologic with broad potential across a range of large and growing clinical indications. In parallel, we are continuing to proactively communicate with the FDA. We are preparing to request and schedule End-of-Phase meetings with the FDA to review our progress with ongoing clinical trials, and outline the proposed next steps, including plans to accelerate a Phase 3 clinical trial for knee osteoarthritis. Also, our planned investments in Research and Development throughout 2021 are designed to advance our late-stage pipeline and support our core market growth objectives. We intend to publish additional peer-reviewed clinical, scientific and economic data that further reinforce the differentiation of our products and expand the utility of the Company’s placentally-derived products in other clinical applications throughout the care continuum. In addition, we are enhancing business and product development efforts, targeting new applications and potential products that fit within our framework of innovative technologies backed by rigorous science that elevate the standard of care.
Impact of the end of the FDA’s Enforcement Discretion on our business
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 and related regulations. The FDA has exercised, and intends to continue to exercise enforcement discretion under limited conditions with respect to Investigative New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. On April 21, 2021, the FDA reaffirmed that the period of enforcement discretion will cease on May 31, 2021 and will not be extended. At that time, the FDA will regulate certain of our products, including our micronized and particulate products, under Section 351.
Sales and Marketing
We have continued to market our micronized and particulate products during the period of enforcement discretion, but must cease to do so after May 31, 2021 until the FDA approves a Biologics License Application for a specific product and indication. Net sales of our micronized and particulate products were $8.2 million for the three months ended March 31, 2021 and $31.9 million for the year ended December 31, 2020, representing approximately 14% and 13% of our net sales, respectively. We intend to comply with FDA guidance about future sales of these products.
Selling, General and Administrative Expenses
We expect that certain variable direct selling expenses will decrease due to the expected reduction in sales of our products subject to Section 351 regulation with the end of enforcement discretion. While we are working to mitigate the impact, in the absence of these mitigations, we expect selling, general and administrative expenses as a percentage of net sales to increase after the end of enforcement discretion.
Liquidity and Capital Resources
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, an affiliate of Hayfin Capital Management LLP, (the “Term Loan Agreement”) which was funded on July 2, 2020 and provided us with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”) and an additional delayed draw term loan in the form of a committed but undrawn facility (the “DD TL”). In addition, on July 2, 2020, we issued shares of Series B Preferred Stock to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP pursuant to the Securities Purchase Agreement for an aggregate purchase price of $100 million (collectively, the “Financing Transactions”).
In large part due to the Financing Transactions, we have $84.7 million of cash and cash equivalents and $94.6 million of working capital as of March 31, 2021. Despite the uncertainty brought about by the Covid-19 Pandemic, we believe that our current cash balance, in concert with cash flows from operations will be sufficient to cover our obligations for the 12 months following the date of issuance of this Quarterly Report.
As noted above, we expect the end of enforcement discretion to negatively affect our operations and could, if the effect of enforcement discretion is not mitigated, result in a breach of one of the financial covenants specified within our term loan agreements. Such a breach would constitute an event of default and could allow our lenders to call outstanding loans and require us to repay the outstanding principal balance, accrued interest, and prepayment premium immediately. Alternatively, our lenders may require us to pay a higher interest rate on our debt if we default for so long as we remain in default on our loan agreements. Either circumstance could impact our cash flows or liquidity. As of March 31, 2021, the Company has not breached any covenants under the Term Loan Agreement.

Impact of the Covid-19 Pandemic on our Business
On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of Covid-19, including imposing restrictions on movement and travel such as quarantines and shelter-in-place requirements, and restricting or prohibiting outright some or all commercial and business activity, including the manufacture and distribution of certain goods and the provision of nonessential services.
As of March 31, 2021, several vaccines have proven effective at mitigating or preventing the virus and have been authorized for emergency use by the FDA. As of the issuance of this report, vaccines have varying levels of availability and eligibility throughout the United States. It is uncertain if or when a sufficient number of people will be vaccinated to achieve herd immunity or if the vaccine will be effective at preventing the spread of emerging variants of the virus, either of which could prevent or impede the return to a pre-pandemic way of life and ongoing effects on the global economy. Furthermore, even if the vaccine does prove effective at mitigating current and future variants of the virus, it is uncertain when or if governments and businesses will reduce restrictions or other measures.
Covid-19 began to affect our operations during the three months ended March 31, 2020 and has continued to impact our operations through the three months ended March 31, 2021.
Sourcing and Manufacturing
We source the raw materials for our product from donors in hospitals. We have a large, nation-wide network of donor hospitals. We experienced interruptions to our access to hospitals in certain geographic areas beginning in the second half of March 2020. However, we were successful in mitigating this disruption to our supply by adding additional donor hospitals, increasing efforts at hospitals that did not impose access limits, and by using third-party providers of donated placentas. Additionally, in anticipation of expected disruptions, we ran manufacturing at levels greater than demand and were successful in building our inventory of safety stock.
We process donated tissue in a clean room environment. However, the manufacturing space is a confined area where an affected employee might spread the virus to other employees despite the use of personal protective equipment required for this environment. To mitigate this risk, we required our non-manufacturing employees including our executives to work from home from March 13, 2020 until June 1, 2020, and again beginning July 12, 2020 through the date of the filing of this Quarterly Report. To the extent that employees do need to enter the facility, we monitor our employees’ temperatures prior to entering our facilities and ask if they are exhibiting any symptoms of Covid-19. In addition, we have encouraged all employees to receive a vaccine to the extent that they are eligible in their state of residence, and provided them information for accessing the vaccine. To date, and due to significant mitigation efforts, Covid-19 has had only a modest impact on our ability to source and manufacture our products.
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
We have continued to encounter access restrictions through the first quarter of 2021 to varying degrees in different areas of the country depending on the extent to which the virus has affected such areas and the extent to which hospitals have taken measures to mitigate the effect of the virus. In certain areas, local or regional surges of Covid-19 have continued, and future sales will depend on patients’ willingness and ability to visit healthcare providers for care, and our sales force’s access to healthcare providers. The timing, impact, and response to the pandemic has been uneven across the country. Subsequent waves may have a greater impact than did the first wave depending on a myriad of factors, including, but not limited to, the availability and efficacy of vaccines, the emergence and severity of new variants of the virus, infection rates, mitigation efforts, and societal response. We are not able to estimate the future effect of Covid-19 on patient behavior and consequently future demand or the ability of providers to pay for our products. See Item 1A., “Risk Factors”, in the 2020 Form 10-K - The Covid-19 Pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition, and the continuation of the pandemic or the outbreak of other health epidemics could harm our business, results of operations, and financial condition.

Selling and General Administrative Expenses
At the onset of the Pandemic, our management team initiated several actions. Most discretionary expenses were eliminated or postponed, including non-essential travel and new hires, with the exception of new hires in areas critical to the business. We negotiated additional discounts with vendors.
At present, we have restricted non-essential travel, but otherwise we have lifted our cost containment measures. If a resurgence of Covid-19 has a material effect on our revenue, we will re-evaluate the necessity of cost containment measures.
Liquidity and Capital Resources
As noted above, the Covid-19 Pandemic has affected our operations and may continue to negatively affect our operations. It is possible that, if our operations continue to be negatively affected for a prolonged period, we could breach one or more of the financial covenants specified within our term loan agreements. Such a breach would constitute an event of default and have an impact similar to that discussed above.
In addition, the Covid-19 Pandemic and governmental and societal responses thereto may cause a deterioration of debt and equity markets, limiting our ability to access capital should the need arise. If we do seek additional financing through the capital markets, it is possible that the terms of such agreements may be less favorable than the terms of our existing term loan.
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
Financial Reporting Systems and Internal Controls
We have invested in technology to allow our office staff to work remotely. As a result, we do not expect the Covid-19 Pandemic to have a material adverse effect on our financial reporting systems, internal controls over financial reporting and disclosure controls and procedures, although we have experienced delays when working with third parties who do not have remote access to our systems or whose procedures require them to review certain physical records.
Results of Operations
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$59,967	$61,736	$(1,769)	(2.9)%
Cost of sales	9,641	10,025	(384)	(3.8)%
Gross profit	50,326	51,711	(1,385)	(2.7)%
Selling, general and administrative	45,404	46,942	(1,538)	(3.3)%
Investigation, restatement and related	7,196	15,592	(8,396)	(53.8)%
Research and development	4,339	2,650	1,689	63.7%
Amortization of intangible assets	239	271	(32)	(11.8)%
Interest expense, net	(1,472)	(2,387)	915	(38.3)%
Other income, net	—	6	(6)	(100.0)%
Income tax provision (expense) benefit	(58)	11,304	(11,362)	(100.5)%
Net loss	$(8,382)	$(4,821)	(3,561)	73.9%

Net Sales
We recorded net sales for the three months ended March 31, 2021 of $60.0 million, a $1.8 million, or 2.9%, decrease compared to the three months ended March 31, 2020, in which we recognized revenue of $61.7 million. Net sales for the three months ended March 31, 2021 includes revenue recognized on the Remaining Contracts of $0.3 million, compared to $4.5 million for the three months ended March 31, 2020.
Adjusted Net Sales, which excludes cash collected on the Remaining Contracts, were $59.7 million for the three months ended March 31, 2021, compared to $57.2 million for the three months ended March 31, 2020, an increase of $2.4 million or 4.2%. The increase was primarily the result of increases in sales volume associated with news products launched in 2020. We continued to face access restrictions to certain parts of the country during the three months ended March 31, 2021, but not to the extent encountered at the onset of the Covid-19 Pandemic in the first quarter of 2020.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended March 31, 2021 and 2020 was $9.6 million and $10.0 million, respectively, a decrease of $0.4 million or 3.8%. The decrease in cost of sales was primarily driven by cost of sales recognized on the Remaining Contracts, which was $0.6 million greater for the three months ended March 31, 2020 compared to the current year. The remaining variance was primarily the result of year-over-year changes in sales volume.
Gross profit margin for the three months ended March 31, 2021 was 83.9% compared to 83.8% for the three months ended March 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 decreased $1.5 million, or 3.3%, to $45.4 million compared to $46.9 million for the three months ended March 31, 2020. The decrease in selling, general and administrative expenses was driven primarily by year-over-year decreases in travel expenses due to company-imposed restrictions on travel to mitigate the effects of the Covid-19 Pandemic. We anticipate that travel expenses will increase throughout 2021 as the effects of the Covid-19 Pandemic ebb.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the three months ended March 31, 2021 were $7.2 million compared to $15.6 million for the three months ended March 31, 2020. The decrease was primarily driven by the conclusion of the restatement of our prior period financial information. Activities related to the restatement ceased in mid-2020. We do not anticipate incurring any more costs related to the restatement of our prior period financial information. Other decreases were driven by fewer expenses incurred relative to our obligations to advance litigation defense costs to certain former members of management.
We expect to continue to incur some litigation costs moving forward, but we expect a continued reduction in investigation, restatement, and related expenses, other than costs related to resolution of the securities class action matter, the amount and timing of which are highly uncertain. See Note 13, “Commitments and Contingencies” in the unaudited condensed consolidated financial statements for additional details.
Research and Development Expenses
Our research and development expenses increased approximately $1.7 million, or 63.7%, to $4.3 million for the three months ended March 31, 2021, compared to approximately $2.7 million for the three months ended March 31, 2020. The increase was driven by higher consulting fees and increases in personnel costs to support our clinical research efforts. In addition, the Company increased its planned investments in preclinical studies, supportive of current and potential clinical study indications.
We expect these costs to increase over time as we plan to file INDs and continue working towards the filing of our BLAs. The amount and timing of these expenses are partially dependent on whether interim results from our ongoing IND clinical trials merit further investment.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The decrease was the result of amortization on customer relationship assets that were impaired during the fourth quarter of 2020.

Interest Expense, Net
Interest expense, net was $1.5 million for the three months ended March 31, 2021 compared to $2.4 million for the three months ended March 31, 2020, a decrease of $0.9 million, or 38.3%. The difference related to the lower outstanding principal balance, stated interest rate, and amortization of deferred financing costs and original issue discount on our Term Loan and DD TL compared to the BT Term Loan, as defined below.
Other Income, Net
Other income, net, was negligible in each of the three months ended March 31, 2021 and 2020.
Income Tax Provision (Expense) Benefit
The effective tax rates for the Company were (0.7)% and 70.1% for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective tax rate for the three months ended March 31, 2020 reflects a current tax benefit of $11.3 million associated with the carryback of federal net operating losses, as permitted by the CARES Act. Net operating losses incurred during the three months ended March 31, 2021 were offset by a valuation allowance.
Critical Accounting Policies
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect its financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2020 Form 10-K. During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed, except as disclosed in Note 2 to the unaudited condensed consolidated financial statements contained herein.
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
Adjusted Net Sales
Our reported net sales between periods, specifically those reported prior to and after the Transition, led to situations where we included revenue recognized on the cash basis and the “as-shipped” basis in the same period. Refer to Note 2, “Significant Accounting Policies,” of the unaudited condensed consolidated financial statements for additional details regarding the Transition. Adjusted Net Sales provides comparative assessments of our revenue and assists in evaluating our sales performance. Adjusted Net Sales consists of GAAP net sales less the effects of the revenue transition and allows one to understand the trend in sales irrespective of the change in revenue recognition method.
A reconciliation of GAAP net sales to Adjusted Net Sales is provided in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net sales	$59,967	$61,736
Effect of change in revenue recognition	(298)	(4,495)
Adjusted net sales	$59,669	$57,241
EBITDA and Adjusted EBITDA
EBITDA is intended to provide a measure of the Company’s operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, net, and (iv) income tax provision.

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
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) the effect of the change in revenue recognition on net loss, and (vii) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(8,382)	$(4,821)
Net margin	(14.0)%	(7.8)%
Non-GAAP Adjustments:
Depreciation expense	1,161	1,506
Amortization of intangible assets	239	271
Interest expense, net	1,472	2,387
Income tax provision expense (benefit), net	58	(11,304)
EBITDA	(5,452)	(11,961)
EBITDA margin	(9.1)%	(19.4)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	7,196	15,592
Effect of change in revenue recognition	(256)	(3,866)
Share-based compensation	3,244	3,349
Adjusted EBITDA	$4,732	$3,114
Adjusted EBITDA margin	7.9%	5.0%
Adjusted EBITDA, % of Adjusted Net Sales	7.9%	5.4%
Discussion of Cash Flows
Operating Activities
Net cash used in operations during the three months ended March 31, 2021 decreased approximately $5.6 million to approximately $6.7 million, compared to $12.3 million for the three months ended March 31, 2020. The decrease in cash used was primarily related to decreases in Investigation, restatement and related expenses, particularly those incurred with respect to the restatement of our prior period financial information, which concluded in mid-2020.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2021 was $2.1 million, compared to $1.1 million for the three months ended March 31, 2020. This increase was the result of a $0.9 million year-over-year increase in capital expenditures, primarily toward the completion of the build out of one of our manufacturing facilities in relation to our CGMP compliance activities. The remaining difference was attributable to an increase in cash paid for patent application costs.

Financing Activities
Net cash used in financing activities increased $0.1 million to $2.3 million during the three months ended March 31, 2021 compared to $2.2 million during the three months ended March 31, 2020. The change was driven by a $1.7 million year-over-year increase in cash paid for share repurchases. This effect was offset by a $0.6 million increase in proceeds received from the exercise of stock options. The remaining variance was the result of principal payments on the BT Term Loan made during the three months ended March 31, 2020.
Contractual Obligations
For the three months ended March 31, 2021, there were no significant changes to the contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our 2020 Form 10-K.
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
As of March 31, 2021, we had $84.7 million of cash and cash equivalents. We reported total current assets of $150.0 million and total current liabilities of $55.4 million at March 31, 2021, which represents a current ratio of 2.7 as of March 31, 2021. Our cash balance reflects proceeds from the consummation of the Financing Transactions, as discussed above.
We are currently paying our obligations in the normal course of business. We believe that our anticipated cash from operating activities, inclusive of any potential negative effects from the conclusion of the FDA’s enforcement discretion effective May 31, 2021, and existing cash and cash equivalents will enable us to meet our operational liquidity needs for the twelve months following the issuance of this Quarterly Report.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:
•investments and other expenditures required to advance our INDs and BLAs
•lawsuits or potential settlements for which we are not able to estimate a loss, or for which our ultimate loss exceeds our estimate. In addition, it is uncertain if we would be entitled to indemnification from our insurance providers for such matters; and
•indemnification agreements involving certain former members of our management team.
We have analyzed our ability to address aforementioned commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report, including the full impact of Enforcement Discretion discussed earlier. After completing this analysis, which included a review of updated expectations of revenue, margins, and expenses, we believe it is probable that we will meet all obligations as they come due.
Term Loan
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
The Term Loan and DD TL, which are senior secured obligations, were sold shares of our Series B Convertible Preferred Stock for an aggregate amount of $100 million in order to:

(1)    refinance the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among us, the lenders and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,
(2)     pay fees and expenses incurred with certain financing transactions, and
(3)     finance the working capital, capital expenditures, and other general corporate obligations of the Company.
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
At March 31, 2021, the Total Net Leverage Ratio was 3.6x. At issuance, and as of March 31, 2021, the Term Loan carried an interest rate of 8.3%. An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Term Loan Agreement.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Total Net Leverage Ratio of 4.5x through the quarter ending June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis.
•Minimum Liquidity (as defined in the Hayfin Term Loan Agreement) of $10 million, an at-all-times financial covenant, tested monthly. As of March 31, 2021, the Company had $84.7 million of cash and cash equivalents.
The Credit Facilities also specify that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Term Loan Agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before the first anniversary of the Closing Date:
◦A make-whole premium, equal to the greater of:
▪5% of the principal balance repaid, and
▪102% of the principal balance plus interest that would have been accrued from the repayment date to 12 months following the Closing Date.
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

Series B Convertible Preferred Stock
On July 2, 2020, we issued $100 million of our Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) to an affiliate of EW Healthcare Partners and certain funds managed by Hayfin Capital Management LLP (individually, the “Holder”, collectively, the “Holders”) pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and to certain funds managed by Hayfin Capital Management LLP, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million.
The Series B Preferred Stock pays a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Dividend balances accumulate at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into our common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each share of Series B Preferred Stock prior to any accrued and unpaid dividends. The Series B Preferred Stock, including any accrued and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date, provided that the common stock has traded at 200% or more of the conversion price (i) for 20 out of 30 consecutive trading days and (ii) on such date of conversion.
If we undergo a change of control, we will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference, subject to the rights of the Holders of the Series B Preferred Stock in connection with such change in control. If we do not exercise such repurchase right, Holders of the Series B Preferred Stock will have the option to (1) require us to repurchase any or all of their then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference or (2) convert their shares of Series B Preferred Stock, including accrued and unpaid dividends into common stock and receive their pro rata consideration thereunder.
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends in arrears as of March 31, 2021 were approximately $3.0 million.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents, as well as the proceeds under the Preferred Stock Transaction and the Hayfin Loan Transaction will enable us to meet our operational liquidity needs and fund our planned investing activities, as well as any challenges and uncertainties surrounding our operating results which may arise due to the Covid-19 Pandemic, for the 12 months from April 28, 2021.
Share Repurchases
During the three months ended March 31, 2021, we repurchased 368,649 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock or surrendered by employees to exercise stock options. Other than these transactions, we did not repurchase any shares of our common stock for the three months ended March 31, 2021. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contingencies
See Note 13 to our unaudited condensed consolidated financial statements in Part I, Item 1 herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2021.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at March 31, 2021, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2020 10-K.
Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As discussed “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, "Controls and Procedures" of our 2020 Form 10-K, we identified unremediated material weaknesses corresponding to the control activities component of internal control as defined by in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework") as of December 31, 2020. Other than as disclosed in the “Remediation Plan and Status” under “Item 9A: Controls and Procedures” in the 2020 Form 10-K, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting in 2021 or future periods.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. For additional information, see Note 13, “Contractual Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2021:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2021	31,702	$9.14	—	$—
February 1 - February 28, 2021	324,472	$9.84	—	$—
March 1 - March 31, 2021	12,475	$8.97	—	$—
Total for the quarter	368,649	$9.75	—
(a) Shares repurchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock as well as restricted stock yielded to the Company for the exercise of stock options.

Item 3. Defaults Upon Senior Securities
(b) Arrearages. As of March 31, 2021, the Company calculated accumulated dividends of $3,010,536 in respect of the outstanding shares of Series B Preferred Stock. In accordance with the terms thereof, the Company elected to accumulate, rather than pay, such accumulated dividends.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of MiMedx Group, Inc., adopted March 4, 2021, effective March 5, 2021, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed March 8, 2021.
3.2	Bylaws of MiMedx Group, Inc., as amended and restated as of April 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 21, 2021).
16.1	Letter from BDO USA, LLP dated March 30, 2021, incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2021.
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

#	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2021	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer