Form 10-Q
period 2021-06-30
MIMEDX GROUP, INC.
filed 2021-08-03
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2021

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
Yes ☐ No x

There were 111,946,829 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 15, 2021.

As used herein, the terms “MiMedx,” the “Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Important Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•the effect of the end of the period of enforcement discretion announced by the United States Food and Drug Administration (“FDA”), including our inability to market our micronized products and certain other products after May 31, 2021;
•our expectations regarding the timing, size, and prospects for our current and planned clinical trials; the clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit, and delays or failures in our clinical trials could prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects;
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

•our expectations regarding ongoing regulatory obligations and oversight and the changing nature thereof impacting our products, research and clinical programs, and business, including those relating to patient privacy;

•our expectations regarding our ability to manufacture certain of our products in compliance with current Good Manufacturing Practices (“CGMP”) in sufficient quantities to meet current and potential demand;
•our expectations regarding costs relating to our compliance with regulatory standards, including those arising from our clinical trials, pursuit of Biologics License Applications (“BLAs”), and CGMP compliance;
•the likelihood, timing, and scope of possible regulatory approval and commercial launch of our late-stage product candidates and new indications for our products;

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
•our expectations regarding the ongoing and future effects arising from the investigation conducted by the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors (the “Board”) into prior-period matters relating to allegations regarding certain sales and distribution practices at the Company and certain other matters (the “Investigation” or the “Audit Committee Investigation”), the restatement of our consolidated financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as selected unaudited condensed consolidated financial data as of and for the years ended December 31, 2015 (Restated) and 2014

(Restated), which reflected adjustments to our previously filed consolidated financial statements as of and for the years ended December 31, 2015 and 2014 (collectively, the “Restatement”), and related litigation;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$85,007	$95,812
Accounts receivable, net	37,243	35,423
Inventory	10,137	10,361
Prepaid expenses	3,350	5,605
Income tax receivable	10,138	10,045
Other current assets	1,816	3,371
Total current assets	147,691	160,617
Property and equipment, net	10,273	11,437
Right of use asset	3,144	3,623
Goodwill	19,976	19,976
Intangible assets, net	5,750	6,004
Other assets	313	375
Total assets	$187,147	$202,032
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,563	$8,765
Accrued compensation	21,257	18,467
Accrued expenses	17,073	30,460
Other current liabilities	1,678	1,470
Total current liabilities	50,571	59,162
Long term debt, net	47,905	47,697
Other liabilities	3,314	3,755
Total liabilities	$101,790	$110,614
Commitments and contingencies (Note 12)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	$92,494	$91,568
Stockholders' deficit
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2021 and December 31, 2020	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 112,703,926 issued and 111,881,938 outstanding at June 30, 2021 and 112,703,926 issued and 110,930,243 outstanding at December 31, 2020	113	113
Additional paid-in capital	158,720	158,610
Treasury stock at cost; 821,988 shares at June 30, 2021 and 1,773,683 shares at December 31, 2020	(4,385)	(7,449)
Accumulated deficit	(161,585)	(151,424)
Total stockholders' deficit	(7,137)	(150)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$187,147	$202,032
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$68,165	53,647	$128,132	$115,383
Cost of sales	12,760	8,198	22,401	18,223
Gross profit	55,405	45,449	105,731	97,160

Operating expenses:
Selling, general and administrative	53,599	37,329	99,003	84,270
Investigation, restatement and related	(2,062)	11,446	5,134	27,038
Research and development	4,063	2,259	8,402	4,910
Amortization of intangible assets	215	271	454	542
Operating loss	(410)	(5,856)	(7,262)	(19,600)

Other expense, net
Interest expense, net	(1,371)	(2,574)	(2,844)	(4,961)
Other expense, net	(3)	(9)	(2)	(3)
Loss before income tax provision	(1,784)	(8,439)	(10,108)	(24,564)
Income tax provision benefit (expense)	5	(27)	(53)	11,277
Net loss	$(1,779)	$(8,466)	$(10,161)	$(13,287)

Net loss available to common stockholders (Note 8)	$(3,276)	$(8,466)	$(13,126)	$(13,287)

Net loss per common share - basic	$(0.03)	$(0.08)	$(0.12)	$(0.12)
Net loss per common share - diluted	$(0.03)	$(0.08)	$(0.12)	$(0.12)

Weighted average common shares outstanding - basic	110,276,636	108,119,461	109,841,428	108,081,625
Weighted average common shares outstanding - diluted	110,276,636	108,119,461	109,841,428	108,081,625

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	112,703,926	$113	$156,733	1,083,297	$(5,091)	$(159,806)	$(8,051)
Correction of out-of-period error (Note 1)	—	—	(928)	(239,502)	928	—	—
Deemed dividends	—	—	(464)	—	—	—	(464)
Share-based compensation expense	—	—	4,060	—	—	—	4,060
Exercise of stock options	—	—	(668)	(141,516)	1,112	—	444
Issuance of restricted stock	—	—	(116)	(19,774)	116	—	—
Restricted stock canceled/forfeited	—	—	103	12,437	(103)	—	—
Shares repurchased for tax withholding	—	—	—	127,046	(1,347)	—	(1,347)
Net loss	—	—	—	—	—	(1,779)	(1,779)
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2020	112,703,926	$113	$149,765	2,163,066	$(12,578)	$(106,961)	$30,339
Share-based compensation expense	—	—	1,866	—	—	—	1,866
Exercise of stock options	—	—	(444)	(50,000)	444	—	—
Restricted stock shares canceled/forfeited	—	—	378	42,613	(378)	—	—
Shares repurchased for tax withholding	—	—	60	256,843	(939)	—	(879)
Net loss	—	—	—	—	—	(8,466)	(8,466)
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Correction of out-of-period error (Note 1)	—	—	(2,009)	(239,502)	2,009	—	—
Deemed dividends	—	—	(926)	—	—	—	(926)
Share-based compensation expense	—	—	7,304	—	—	—	7,304
Exercise of stock options	—	—	(934)	(452,329)	2,293	—	1,359
Issuance of restricted stock	—	—	(3,576)	(761,775)	3,576	—	—
Restricted stock canceled/forfeited	—	—	251	48,026	(251)	—	—
Shares repurchased for tax withholding	—	—	—	453,885	(4,563)	—	(4,563)
Net loss	—	—	—	—	—	(10,161)	(10,161)
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Share-based compensation expense	—	—	3,781	—	—	—	3,781
Exercise of stock options	—	—	(1,658)	(220,300)	1,956	—	298
Issuance of restricted stock	—	—	—	—	—	—	—
Restricted stock canceled/forfeited	—	—	2,124	285,611	(2,124)	—	—
Shares repurchased for tax withholding	—	—	147	461,934	(2,477)	—	(2,330)
Net loss	—	—	—	—	—	(13,287)	(13,287)
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,161)	$(13,287)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	7,304	7,783
Depreciation	2,467	2,928
Amortization of intangible assets	454	542
Amortization of deferred financing costs	833	1,441
Non-cash lease expenses	480	486
Accretion of asset retirement obligation	37	—
Loss on fixed asset disposal	236	1
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,820)	2,230
Inventory	224	(1,460)
Prepaid expenses	2,254	3,819
Income taxes	(93)	(10,682)
Other assets	1,387	821
Accounts payable	2,794	3,236
Accrued compensation	2,790	(518)
Accrued expenses	(13,752)	(12,109)
Other liabilities	(514)	(609)
Net cash flows used in operating activities	(5,080)	(15,378)

Cash flows from investing activities:
Purchases of equipment	(2,346)	(1,421)
Principal payments from note receivable	45	—
Patent application costs	(200)	(151)
Net cash flows used in investing activities	(2,501)	(1,572)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,359	298
Stock repurchased for tax withholdings on vesting of restricted stock	(4,563)	(2,330)
Principal payments on finance lease	(20)	—
Deferred financing cost	—	(23)
Repayment of term loans	—	(11,875)
Proceeds from term loans	—	10,000
Net cash flows used in financing activities	(3,224)	(3,930)

Net change in cash	(10,805)	(20,880)

Cash and cash equivalents, beginning of period	95,812	69,069
Cash and cash equivalents, end of period	$85,007	$48,189
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MiMedx,” or the “Company”) is an industry leader in utilizing amniotic tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, MiMedx has both a base business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-state pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. The Company derives its products from human placental tissues and processes these tissues using its proprietary methods, including the PURION® process. MiMedx employs Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce its allografts. MiMedx provides products primarily in the wound care, burn, and surgical sectors of healthcare. All of its products are regulated by the United State Food and Drug Administration (“FDA”).
The Company’s business model is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion.
Enforcement Discretion
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The Company identified its micronized and particulate products as being subject to regulation under Section 351, requiring pre-market approval from the FDA for a specified indication with demonstrated clinical efficacy.
The FDA exercised enforcement discretion with respect to Investigative New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. As of May 31, 2021, the Company stopped marketing its Section 351 products and will be precluded from marketing its Section 351 products in the United States until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, we expect to be allowed to market the Section 351 products again, but only for specific indications as permitted by the FDA. Sales of the Company’s Section 351 products were $8.6 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively, and $16.7 million and $14.9 million for the six months ended June 30, 2021 and 2020, respectively.
The Company currently markets EPICORD and AMNIOCORD tissue products derived from human umbilical cord, as providing a protective environment or as a barrier. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval would be required. The loss of the Company’s ability to market and sell its umbilical cord-derived products would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Net sales of the Company’s umbilical cord-derived products were $5.9 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, and $10.8 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively. Cord inventory, which would be at risk for write-down as a result of this determination, was $0.8 million as of June 30, 2021.
Out-of-Period Adjustment
During the three and six months ended June 30, 2021, the Company identified certain Restricted Stock Unit and Performance Stock Unit awards which were not appropriately reflected in the Company’s balance of common stock outstanding beginning in 2019. The effects of these errors caused misstatements in the Company’s balance of treasury stock, additional paid-in capital, and common stock outstanding on each of the Company’s reported consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity for interim and annual periods beginning with those statements as of and for the year ended December 31, 2019. The identified errors did not affect total stockholders’ (deficit) equity or earnings per share in any period.
The Company recorded an out-of-period adjustment during the three and six months ended June 30, 2021, which resulted in decreases of $0.9 million and $2.0 million to the balance of additional paid-in capital for the three and six months ended June 30, 2021, respectively, and increases of $0.9 million and $2.0 million to the balance of treasury stock during those same periods. The balance of common shares outstanding at June 30, 2021 of 111,881,938 reflects a cumulative increase of 239,502 shares relating to the adjustment.

The Company concluded the effect of the misstatement was not material, qualitatively or quantitatively, to any interim or annual period.
2.Significant Accounting Policies
Please see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (the “2020 Form 10-K”) for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
In addition to the above, the Company has considered the potential effects of the Covid-19 Pandemic and potential negative impacts resulting from the end of the FDA’s period of Enforcement Discretion with respect to its determinations surrounding impairments, increases in allowances for credit losses, increases in the Company’s returns reserve, other expenses, and changes in accounting judgments that have or are reasonably likely to have a material impact on the unaudited condensed consolidated financial statements.
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
The Company’s allowance for doubtful accounts was $0.8 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.

Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. The Company assesses goodwill for impairment at least annually on October 1 and whenever events or substantive changes in circumstances indicate that the asset may be impaired. The Company may first choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative analysis. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative analysis.
As of June 30, 2021, the Company concluded it operates as one reporting unit.
Under the quantitative analysis, if the carrying value of the reporting unit exceeds its fair value, goodwill impairment is recognized for the amount that the carrying value exceeds fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value using income and market approaches. Under the income approach, the fair value of the Company is the present value of its future economic benefits. These benefits can include revenue, cost savings, tax deductions, and proceeds from its disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, industry trends, and entity-specific risks as of the goodwill impairment testing date. Under the market approach, the Company derives the fair value of the reporting unit using observed fair values of a set of companies with comparable business models to the reporting unit under evaluation. These amounts are reconciled to the Company’s market capitalization as of the test date for reasonableness.
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
Revenue Recognition
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill arrangements or consignment arrangements. Under ship and bill arrangements, the customer submits an order. Upon approval of the sales order, the Company ships product to the customer and invoices them for the product sold. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation, or application of the Company’s product to the patient.
The Company recognizes revenue as performance obligations are fulfilled; which generally occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
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
The Company acts as principal in all of its customer arrangements and records revenue on a gross basis. Shipping is considered immaterial in the context of the overall customer arrangement, and damages or loss of goods in transit are rare. Therefore, shipping is not deemed a separately-recognized performance obligation and the Company has elected to treat shipping costs as activities to fulfill the promise to transfer the product. The Company maintains a returns policy that allows its customers to return product that is consigned, damaged, or non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based on historical experience with actual returns. The Company’s payment terms for customers are typically 30 to 60 days from receipt of title of the goods.
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
The Company defers the recognition of cost of sales associated with the Remaining Contracts until revenue is recognized and cash is collected. Deferred cost of sales, included as part of other current assets on the unaudited condensed consolidated balance sheets, were $0.1 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.
A summary of the effects of cash collections on the Remaining Contracts on the unaudited condensed consolidated statements of operations for each of the three and six months ended June 30, 2021 and 2020 are as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$313	$1,706	$611	$6,201
Cost of sales	44	239	86	868
Gross profit	$269	$1,467	$525	$5,333
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
Right-of-use assets resulting from operating leases are included in right of use asset on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. Right-of-use assets resulting from the Company’s finance leases are included in property and equipment, net on the unaudited condensed consolidated balance sheet as of June 30, 2021. Associated liabilities from both operating and finance leases are included on the unaudited condensed consolidated balance sheet as part of other current liabilities, to the extent that principal payments on such obligations will be paid in the next 12 months, and other liabilities, to the extent that principal payments on such obligations will be paid more than one year in the future. As of June 30, 2021, the Company has both finance and operating leases.
Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value of lease liabilities. As an accounting policy election, the Company excludes short-term leases having initial terms of 12 months or fewer.
For operating leases, lease expense is recognized on a straight-line basis over the lease term through selling, general and administrative expense on the unaudited condensed consolidated statements of operations. For finance leases, the right of use asset is amortized, straight-line, over the life of the lease as depreciation expense, which is included as a component of selling, general and administrative expense on the unaudited condensed consolidated statements of operations. The Company recognizes interest expense on finance lease liabilities based on the incremental borrowing rate at lease inception applied to the outstanding lease liability. The Company does not recognize interest expense on operating lease liabilities.
Payments on operating leases are considered cash flows from operating activities. Payments on finance leases, to the extent that the payment relates to the reduction of the principal balance of the liability, are considered cash flows from financing activities. Payments toward the interest portion of finance lease liabilities are classified as cash flows from operating activities.
Recently Adopted Accounting Standards
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as a result of market transitions from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into beginning March 12, 2020 through December 31, 2022. As of June 30, 2021, the Company has long-term debt outstanding which carries an interest rate tied to LIBOR, the agreement for which contemplates an interest rate alternative in the event that LIBOR is unavailable. The Company is evaluating the possibility of adoption and the related impact on its financial statements. If adopted, the Company does not expect the provisions of this ASU to have a material impact on its consolidated financial statements.
All other ASUs issued and not yet effective for the six months ended June 30, 2021, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.
3.Inventory
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$396	$314
Work in process	6,099	4,316
Finished goods	3,642	5,731
Inventory	$10,137	$10,361
As a result of the conclusion of the FDA’s period of Enforcement Discretion on May 31, 2021, the Company fully reserved $1.0 million of its Section 351 product inventory during the three and six months ended June 30, 2021. This amount is included as part of cost of sales on the unaudited condensed consolidated statements of operations for those periods.
4.Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$8,039	$6,010
Laboratory and clean room equipment	15,424	15,524
Furniture and equipment	15,062	15,295
Construction in progress	1,972	3,321
Asset retirement cost	860	785
Finance lease assets	189	—
Property and equipment, gross	41,546	40,935
Less accumulated depreciation	(31,273)	(29,498)
Property and equipment, net	$10,273	$11,437
Depreciation expense for each of the three and six months ended June 30, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$1,306	$1,422	$2,467	$2,928
Depreciation expense is allocated amongst cost of sales, research and development, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
5.     Intangible Assets
Intangible assets are summarized as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know how	$9,546	$(6,069)	$3,477	$9,510	$(5,730)	$3,780
Licenses	1,414	(1,403)	11	1,414	(1,334)	80
Customer and supplier relationships	241	(181)	60	241	(172)	69
Non-compete agreements	120	(113)	7	120	(98)	22
Total amortized intangible assets	$11,321	$(7,766)	$3,555	$11,285	$(7,334)	$3,951

Unamortized intangible assets
Trade names and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,187		1,187	1,045		1,045
Total intangible assets	$13,516		$5,750	$13,338		$6,004
Amortization expense for the three and six months ended June 30, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$215	$271	$454	$542
Expected future amortization of intangible assets as of June 30, 2021, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2021 (excluding the six months ended June 30, 2021)	$366
2022	694
2023	694
2024	694
2025	282
Thereafter	825
Total amortized intangible assets	$3,555

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Legal costs	$7,161	$14,822
Settlement costs	4,495	9,975
Commissions to sales agents	1,823	2,141
Estimated returns	777	688
Accrued clinical trials	686	651
Accrued GPO fees	520	554
Accrued rebates	372	886
Other	1,239	743
Total	$17,073	$30,460
7.    Long Term Debt
Hayfin Term Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided the Company with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan for the balance outstanding quarterly through the Maturity Date. No principal payments on the Term Loan are due and payable until the Maturity Date.
The Hayfin Loan Agreement also provided for an additional delayed draw term loan (the “DD TL,” collectively with the Term Loan, the “Credit Facilities”) in the form of a committed but undrawn facility. The Company had the option to borrow on the DD TL through June 30, 2021. The Company did not borrow on the DD TL prior to June 30, 2021 and the Company’s option to draw upon these funds has expired.
The Credit Facilities, which are senior secured obligations, were entered into together with the sale of the Company’s Series B Convertible Preferred Stock (as defined and described in Note 9, “Equity”) in an aggregate amount of up to $100 million (collectively, the “Financing Transactions”) in order to:
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
An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Hayfin Loan Agreement. At issuance and as of June 30, 2021, the Term Loan carried an interest rate of 8.3%.
The Credit Facilities contain financial covenants requiring the Company, on a consolidated basis, to maintain the following:

•Maximum Total Net Leverage Ratio of 4.5x through June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis.
•Minimum Liquidity (as defined in the Hayfin Loan Agreement) of $10 million, an at-all-times financial covenant tested monthly.
As of June 30, 2021, the Company is in compliance with all financial covenants required under the Hayfin Loan Agreement.
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
Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheet as of June 30, 2021.

Deferred financing costs and original issue discount associated with the DD TL were amortized using the straight line method through the expiration of the DD TL commitment term on June 30, 2021. Amortization of these amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021. Unamortized deferred financing costs and original issue discount associated with the DD TL are presented as other current assets on the unaudited condensed consolidated balance sheet as of December 31, 2020. There were no such amounts outstanding as of June 30, 2021. In addition, the DD TL was subject to an additional commitment fee of 1% per annum of the amount undrawn, which is recognized as interest expense. The DD TL was not drawn upon as of June 30, 2021.
The balances of the Term Loan as of June 30, 2021 and December 31, 2020 were as follows (amounts in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,816)	(1,996)
Original issue discount	(279)	(307)
Long term debt	$47,905	$47,697
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Stated interest	$1,031	$2,062
Amortization of deferred financing costs	92	181
Accretion of original issue discount	14	27
Interest expense	$1,137	$2,270
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Commitment fee	$63	$126
Amortization of deferred financing costs	271	542
Accretion of original issue discount	42	83
Interest expense	$376	$751
Principal payments on the Term Loan as of June 30, 2021 are as follows (amounts in thousands):

Year ending December 31,	Principal
2021 (excluding the six months ended June 30, 2021)	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	—
Total long term debt	$50,000
As of June 30, 2021, the fair value of the Term Loan was $52.0 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. To derive the fair value of the Term Loan, the remaining cash flows associated with the Term Loan were discounted to June 30, 2021 using this discount rate.

BT Term Loan
On June 10, 2019, the Company entered into a loan agreement (the “BT Term Loan Agreement”) with the subsidiaries of the Company as guarantors and party thereto from time to time, the lenders party thereto from time to time and Blue Torch Finance LLC (“Blue Torch”), as administrative agent and collateral agent, pursuant to which the full amount of $75 million was borrowed and funded (the “BT Term Loan”). The proceeds from the BT Term Loan were used (i) for working capital and general corporate purposes and (ii) to pay transaction fees, costs and expenses incurred in connection with the BT Term Loan and the related transactions. The BT Term Loan would have matured on June 20, 2022 and was repayable in quarterly installments of $0.9 million; the balance was due on June 20, 2022. Blue Torch maintained a first-priority security interest in substantially all the Company’s assets. The BT Term Loan was issued net of the original issue discount of $2.3 million. The Company also incurred $6.7 million of deferred financing costs.
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
Interest expense related to the BT Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations was as follows (amounts in thousands):

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Interest on principal balance	$1,891	$3,731
Accretion of original issue discount	183	350
Accretion of amendment fee	51	51
Amortization of deferred financing costs	542	1,040
Total BT Term Loan interest expense	$2,667	$5,172
Paycheck Protection Program Loan
The Company applied for and on April 24, 2020 received proceeds of $10 million in the form of a loan under the Paycheck Protection Program (the “PPP Loan”).
On May 11, 2020, the Company repaid the PPP Loan in full. There are no continuing obligations under the PPP Loan as of June 30, 2021.
8. Net Loss Per Common Share
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
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,779)	$(8,466)	$(10,161)	$(13,287)
Adjustments to reconcile to net (loss) income available to common stockholders
Accumulated dividend on Series B Convertible Preferred Stock	1,033	—	2,039	—
Accretion of increasing-rate dividend feature	464	—	926	—
Total adjustments	1,497	—	2,965	—
Net loss available to common stockholders	$(3,276)	$(8,466)	$(13,126)	$(13,287)
Weighted average common shares outstanding	110,276,636	108,119,461	109,841,428	108,081,625
Basic net loss per common share	$(0.03)	$(0.08)	$(0.12)	$(0.12)
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
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss available to common stockholders	$(3,276)	$(8,466)	$(13,126)	$(13,287)
Dividends on Series B Convertible Preferred Stock	1,497	—	2,965	—
Numerator	$(3,276)	$(8,466)	$(13,126)	$(13,287)
Weighted average shares outstanding	110,276,636	108,119,461	109,841,428	108,081,625
Potential common shares (a)	30,373,856	1,635,618	30,232,150	2,117,833
Weighted average shares outstanding adjusted for potential common shares	110,276,636	108,119,461	109,841,428	108,081,625
Diluted net loss per common share	$(0.03)	$(0.08)	$(0.12)	$(0.12)

(a) Potential common shares reflects hypothetical transactions involving convertible securities and share-based payment awards using the if-converted and treasury stock methods, respectively. The effect of each of these adjustments on the calculation is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series B Convertible Preferred Stock	26,758,916	—	26,497,570	—
Restricted stock awards	1,271,626	1,044,479	1,450,671	1,386,674
Restricted stock unit awards	1,471,412	—	1,345,953	—
Outstanding stock options	838,644	562,513	906,811	714,600
Performance stock unit awards	33,258	28,626	31,145	16,559
Potential common shares	30,373,856	1,635,618	30,232,150	2,117,833
9. Equity
Series B Convertible Preferred Stock
On July 2, 2020, the Company issued $100 million of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP (individually, the “Holder,” collectively the “Holders”) pursuant to a Securities Purchase Agreement with Falcon Fund 2 Holding Company, L.P., an affiliate of EW Healthcare Partners, and certain funds managed by Hayfin, dated as of June 30, 2020 (the “Securities Purchase Agreement”), for an aggregate purchase price of $100 million (the “Preferred Stock Transaction”).
The Series B Preferred Stock paid a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and pays a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of the Company’s board of directors. Dividends are paid at the end of each quarter based for dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
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
Holders of the Series B Preferred Stock, voting as a class, generally are entitled to elect two members to the board of directors. Holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders on an as-converted basis as a single class with the common stock not to exceed 19.9% of the total voting stock of the Company. Holders of the Series B Preferred Stock are also entitled to a liquidation preference in an amount equal to the original issue price plus all accumulated and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable, in the period preceding commencement of the perpetual dividend; and (2) the perpetual dividend amount for a corresponding number of periods to ascribe a fair value to this feature. The present value is calculated using a market rate for dividend yield. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount is amortized as a deemed dividend to preferred shareholders using the effective interest method through the commencement date of the Perpetual Dividend Rate. During the three and six months ended June 30, 2021, the Company recognized $0.5 million and $0.9 million of deemed dividends related to the amortization of the increasing rate dividend feature.
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
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended June 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at March 31, 2021	100,000	$92,030
Deemed dividends	—	464
Balance at June 30, 2021	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the six months ended June 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at June 30, 2021	100,000	$92,494
The Company has not declared or paid any dividends on the Series B Convertible Preferred Stock since issuance. Dividends in accumulated but not paid as of June 30, 2021 was $4.1 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of June 30, 2021.
Based on accumulated dividends as of June 30, 2021, the Series B Convertible Preferred Stock was convertible into an aggregate of 27,027,252 shares of the Company’s common stock.
Restricted Stock Awards
The Company has issued several classes of restricted stock awards to employees: restricted stock (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”). The following is summary information for restricted stock awards for the six months ended June 30, 2021.
As of June 30, 2021, there was $33.0 million of unrecognized share-based compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.41 years, which approximates the remaining vesting period of these grants.

The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2021 through June 30, 2021. Unvested RSA awards noted below are included in issued and outstanding common stock as of June 30, 2021, while unvested RSUs and PSUs are not included in issued or outstanding common stock as of June 30, 2021.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	2,175,859	$4.78	2,325,273	$5.90	35,212	$7.10
Granted	—	—	2,957,900	10.08	—	—
Vested	(862,790)	4.84	(761,775)	5.90	—	—
Forfeited	(48,026)	3.60	(116,019)	8.00	—	—
Unvested at June 30, 2021	1,265,043	$4.79	4,405,379	$8.65	35,212	$7.10
Stock Options
A summary of stock option activity for the three months ended June 30, 2021 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,025,683	$4.62
Granted	—	—
Exercised	(494,139)	3.52
Unvested options forfeited	(50,000)	1.23
Vested options expired	—	—
Outstanding at June 30, 2021	1,481,544	5.10	2.00	10,974,672
Exercisable at June 30, 2021	1,481,544	$5.10	2.00	$10,974,672
10. Income Taxes
The effective tax rates for the Company were 0.3% and (0.3)% for the three months ended June 30, 2021 and June 30, 2020, respectively.
The effective tax rates for the Company were (0.5)% and 45.9%, for the six months ended June 30, 2021 and June 30, 2020, respectively. These effective tax rates include the impact of discrete items of $0 and $11.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The discrete items recorded for the six months ended June 30, 2020 were primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which resulted in a federal tax refund of $11.3 million and an income tax benefit of the same amount. Of this amount, the Company has collected $1.2 million as of June 30, 2021. No benefit had been recognized with respect to the net operating losses due to a previously-recorded valuation allowance.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$2,207	$3,731
Income taxes paid	157	13
Non-cash activities:
Lease right of use asset and liability	189	—
Note receivable for sale of property and equipment	75	—
Purchases of equipment in accounts payable	67	—
Fair value of non-cash consideration received for option exercise	380	—
Deemed dividends on Series B Convertible Preferred Stock	926	—
Deferred financing costs	—	1,715
Amendment fee on BT Term Loan	—	722
12. Contractual Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated financial statements as of June 30, 2021 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to Note 14, “Commitments and Contingencies” in the 2020 Form 10-K.
As of June 30, 2021, the Company has accrued $4.5 million related to the legal proceedings. The Company is entitled to indemnification from insurance companies in connection with legal proceedings of $0.4 million. This indemnification receivable is recorded as part of other current assets in the unaudited condensed consolidated balance sheet as of June 30, 2021. The Company paid $6.5 million toward the resolution of legal matters involving the Company during the six months ended June 30, 2021. In addition, $0.7 million was paid on the Company’s behalf through insurance providers during the six months ended June 30, 2021.
In addition, the Company received funds from certain director and officer insurance policies for previously-incurred legal expenses under the Company’s indemnification agreements. These funds were recognized as a reduction to investigation, restatement, and related expense during each of the three and six months ended June 30, 2021.
The following is a description of certain litigation and regulatory matters:
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of

March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in MiMedx prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues. The Company has opposed CPFI’s motions and the hearing on the same scheduled for July 28, 2021 has been postponed; no new date has yet been set.

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

Department of Defense Office of Inspector General Investigation

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
Former Employee Litigation and Related Matters
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
On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker H. “Pete” Petit, and its former COO, William C. Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. The Company is seeking a declaratory judgment that it is not obligated to indemnify or advance expenses to Petit and Taylor in connection with certain cases to which Petit and Taylor are parties and also seeking to recoup amounts previously paid on behalf of Petit and Taylor in connection with such cases. On April 22, 2021, Petit and Taylor filed an answer and asserted counterclaims against the Company alleging breach of their indemnification agreements, breach of the covenant of good faith and fair dealing with respect to their indemnification agreements, and seeking a declaration that the Company remains obligated to indemnify and advance fees in connection with certain cases. Petit and Taylor simultaneously also filed a motion seeking to compel the Company to advance and reinstate its payments of Petit and Taylor’s legal expenses. The Company opposed Petit and Taylor’s motion and a hearing was set for June 23, 2021. At the joint request of the parties, the hearing was cancelled to allow the parties to attend a mediation to attempt a resolution of this matter; such mediation is currently scheduled for August 11, 2021.

On April 15, 2021, Quinn Emanuel Urquhart & Sullivan, LLP, Freshfields Bruckhaus Deringer US LLP, and Kobre Kim, LLP, law firms who have represented Mr. Petit and Mr. Taylor in various legal actions, including their criminal trial, filed suit in the Supreme Court of the State of New York County of New York against the Company (Quinn Emanuel Urquhart & Sullivan, LLP, et al. v. MiMedx Group, Inc.) for breach of contract, breach of implied-in-fact contract, quasi-contract/unjust enrichment, promissory estoppel, equitable estoppel, and account stated seeking to enforce the Company’s alleged obligation to pay the firms for the legal fees and expenses incurred during their representations of Mr. Petit and Mr. Taylor. The parties have settled this matter and the case has been dismissed. The settlement reduced the Company’s liability to the plaintiffs, with respect to their representations of Messrs. Petit and Taylor, by $2.4 million. This reduction was included in investigation, restatement, and related expense on the unaudited condensed consolidated statements of operations for each of the three and six months ended June 30, 2021. The Company has paid the settlement amount and has no continuing obligations to the plaintiffs.

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
On June 17, 2019, the principals of Viceroy Research (“Viceroy”), filed suit in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida (Fraser John Perring et. al. v. MiMedx Group, Inc. et. al.) against the Company and Mr. Petit, alleging defamation and malicious prosecution based on the defendants’ alleged campaign to publicly discredit Viceroy and the lawsuit the Company previously filed against the plaintiffs, but which the Company subsequently dismissed without prejudice. On November 1, 2019, the Court granted Mr. Petit’s motion to dismiss on jurisdictional grounds, denied the Company’s motion to dismiss, and granted plaintiffs leave to file an amended complaint to address the deficiencies in its claims against Mr. Petit, which they did on November 21, 2019. The parties have settled this matter and the case has been dismissed.

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
13. Revenue
Disaggregation of Revenue by Product
MiMedx has two primary classes of products: (1) Advanced Wound Care, or Section 361, products, consisting of its sheet allograft products, and (2) Section 351 products, consisting of the Company’s micronized and particulate products. Advanced Wound Care is further disaggregated between the Company’s Tissue/Other and Cord products.

Below is a summary of net sales by each class of product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advanced Wound Care
Tissue/Other	$53,408	$42,528	$99,977	$87,134
Cord	5,886	3,263	10,846	7,160
Total Advanced Wound Care	59,294	45,791	110,823	94,294
Section 351	8,558	6,150	16,698	14,888
Other(1)	313	1,706	611	6,201
Total	$68,165	$53,647	$128,132	$115,383
(1) “Other” represents cash collections on the Remaining Contracts. Remaining Contracts are those contracts for which performance obligations have been satisfied as of September 30, 2019, but for which the criteria required for revenue recognition had not been met and would not be met until the ultimate collection of cash. For all practicable purposes, the Company is not able to allocate these revenues to different product groups.
Disaggregation of Revenue by Customer
MiMedx has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”).
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct Customers	$66,061	$52,755	$123,619	$112,651
Distributors	2,104	892	4,513	2,732
Total	$68,165	$53,647	$128,132	$115,383
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or six months ended June 30, 2021 or 2020.
14. Subsequent Events
None noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MiMedx is an industry leader in utilizing amniotic tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we have both a base business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary methods, including the PURION® process. We employ Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce our allografts. MiMedx provides products primarily in the wound care, burn, and surgical sectors of healthcare. All of our products are regulated by the United States Food and Drug Administration (“FDA”).
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
Our EPIFIX and EPICORD sheet product lines are promoted for external use, such as in advanced wound care applications, while our AMNIOFIX, and AMNIOCORD products are positioned for surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
We have two classes of product historically: (1) Advanced Wound Care products, or Section 361 products, consisting of our sheet allograft products, and (2) Section 351 products, consisting of our micronized and particulate products. Our Advanced Wound Care business includes two product categories, Tissue/Other and Cord products. We sell product through two distribution channels: (1) direct to customers (healthcare professionals and/or facilities); and (2) sales through distributors.
As a result of the FDA’s decision regarding Enforcement Discretion, we do not currently market our Section 351 products. If and when a BLA is granted by the FDA, we will market these products again. Refer to the section titled “Impact of the end of the FDA’s Enforcement Discretion on our business” below.
Trends and Developments Affecting Our Business
We are actively pursuing growth strategies by expanding our geographic reach
We are focused on growth opportunities in the marketplace by expanding our Advanced Wound Care products into international markets. On June 8, 2021, we received regulatory approval from the Japanese Ministry of Health, Labour, and Welfare (“JMHLW”) to market our EPIFIX product in Japan. The Company is currently working with JMHLW to establish reimbursement pricing. Once a reimbursement rate is listed, the Company can begin offering EPIFIX to patients and providers in Japan. See Part II, Item 1A, “Risk Factors - Our international expansion and operations outside the U.S. expose us to risks associated with international sales and operations.”
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
We plan to make substantial investments in research & development
We are focused on advancing our late-stage pipeline and are accelerating our internal timelines for seeking FDA approval for AMNIOFIX Injectable, or mdHACM, to treat musculoskeletal degeneration across multiple indications. Our planned investments in research and development throughout 2021 are designed to advance our late-stage pipeline and support our planned growth objectives in Advanced Wound Care. We intend to publish additional peer-reviewed clinical, scientific and economic data that further reinforce the differentiation of our products and expand the utility of the Company’s placental-

derived products in other clinical applications throughout the care continuum. In addition, we are enhancing business and product development efforts, targeting new applications and potential products that fit within our framework of innovative technologies backed by rigorous science that elevate the standard of care.
Impact of the end of the FDA’s Enforcement Discretion on our business
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The FDA exercised enforcement discretion under limited conditions with respect to Investigative New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. The enforcement discretion period ceased on May 31, 2021. At that time, the FDA began regulating certain of our products, including our micronized and particulate products, under Section 351.
Sales and Marketing
We sold our micronized and particulate products during the period of enforcement discretion, but ceased such sales after May 31, 2021 and will not market these products again unless and until the FDA approves a Biologics License Application for a specific product and indication. See Part II, Item 1A, “Risk Factors - Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.” Net sales of our micronized and particulate products were $8.6 million and $16.7 million for the three and six months ended June 30, 2021, respectively, and $31.9 million for the year ended December 31, 2020, representing approximately 13% of our net sales in each of those periods. We intend to comply with FDA guidance about future sales of these products.
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
Effect of Covid-19 Pandemic
While the outbreak of a novel strain of coronavirus (“Covid-19” or the “Covid-19 Pandemic”) is still ongoing, the effects on our operations, such as access restrictions to hospitals and difficulties obtaining donor materials, have largely been ameliorated as of June 30, 2021 and did not have a material effect on our operations during the three months ended June 30, 2021. We are continuously monitoring developments with respect to novel variants of the virus and government and societal responses to mitigate continued spread in the event we need to enact measures to mitigate such effects.
With respect to the health and well-being of our employees, we are still exercising an abundance of caution. We are allowing our non-essential employees to work from home through September 7, 2021, limiting non-essential travel, and advising all employees to receive a Covid-19 vaccine as soon as reasonably possible. None of these efforts have materially affected the Company’s operations as of or for the three months ended June 30, 2021.

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$68,165	$53,647	$14,518	27.1%
Cost of sales	12,760	8,198	4,562	55.6%
Gross profit	55,405	45,449	9,956	21.9%
Selling, general and administrative	53,599	37,329	16,270	43.6%
Investigation, restatement and related	(2,062)	11,446	(13,508)	(118.0)%
Research and development	4,063	2,259	1,804	79.9%
Amortization of intangible assets	215	271	(56)	(20.7)%
Interest expense, net	(1,371)	(2,574)	1,203	(46.7)%
Other expense, net	(3)	(9)	6	(66.7)%
Income tax provision benefit (expense)	5	(27)	32	(118.5)%
Net loss	$(1,779)	$(8,466)	6,687	(79.0)%
Net Sales
We recorded net sales for the three months ended June 30, 2021 of $68.2 million, a $14.6 million, or 27.1%, increase compared to the three months ended June 30, 2020, in which we recognized revenue of $53.6 million. Net sales for the three months ended June 30, 2021 includes revenue recognized on the Remaining Contracts of $0.3 million, compared to $1.7 million for the three months ended June 30, 2020. Sales volumes increased over last year’s second quarter, which was impacted by access restrictions to hospitals and travel restrictions enacted, both in response to the Covid-19 Pandemic.

Adjusted Net Sales, which excludes cash collected on the Remaining Contracts, were $67.9 million for the three months ended June 30, 2021, compared to $51.9 million for the three months ended June 30, 2020, an increase of $15.9 million or 30.6%. The increase was primarily the result of an increase in sales volume over the three months ended June 30, 2020, which was impacted by the effects of the Covid-19 Pandemic.
The 30.6% increase in second quarter adjusted net sales includes 29.5% growth in Advanced Wound Care products, including a positive impact from the sales of EPICORD® Expandable, which we launched in the third quarter of 2020, and growth in our flagship EPIFIX® sheet portfolio. Finally, sales of Section 351 products prior to the end of Enforcement Discretion contributed to the year-over-year increase in net sales.

Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2021 and 2020 was $12.8 million and $8.2 million, respectively, an increase of $4.6 million or 55.6%. The increase was primarily driven by year-over-year increases in sales volume. In addition, we recorded $1.0 million of inventory write-downs during the three months ended June 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period. We do not anticipate these write-downs to continue in the future.
Gross profit margin for the three months ended June 30, 2021 was 81.3% compared to 84.7% for the three months ended June 30, 2020. The decrease in gross profit margin was primarily due to reserves recorded during the three months ended June 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period. Additionally, negative production variances from lower than planned production volumes affected gross profit margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2021 increased $16.3 million, or 43.6%, to $53.6 million compared to $37.3 million for the three months ended June 30, 2020. The increase in selling, general and administrative expenses during the period reflects the restoration of full-salary levels and merit increase that were previously restricted during the prior period, along with significantly reduced travel costs in the midst of the Covid-19 Pandemic. We also saw consulting and advisory expenses rise, year-over-year, including $3.8 million related to the proxy contest during the three months ended June 30, 2021. Furthermore, the increase in selling, general and administrative expense was driven by year-over-year increases in commission expenses resulting from the increases in sales volume.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the three months ended June 30, 2021 was a benefit of $2.1 million compared to expense of $11.4 million for the three months ended June 30, 2020. The benefit incurred during the three months ended June 30, 2021 was the result of funds received from certain director and officer insurance policies, as well as negotiated reductions in previously-recognized legal expenses advanced on behalf of certain former members of management.
During the three months ended June 30, 2020, we incurred expenses toward the restatement of our prior period financial information and the advancement of legal fees of certain former officers and directors of the Company. Activities related to the Restatement ceased in mid-2020. We do not anticipate incurring any more costs related to the restatement of our prior period financial information. Other decreases were driven by fewer expenses incurred relative to our obligations to advance litigation defense costs to certain former members of management.
We are still subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor) for whom legal proceedings are still ongoing, but we expect such expenses to continue to decrease over time.
We expect to continue to incur some litigation costs moving forward, but we expect a continued reduction in investigation, restatement, and related expenses, other than costs related to resolution of the securities class action matter, the amount and timing of which are highly uncertain. See Note 12, “Commitments and Contingencies” in the unaudited condensed consolidated financial statements for additional details.
Research and Development Expenses
Our research and development expenses increased approximately $1.8 million, or 79.9%, to $4.1 million for the three months ended June 30, 2021, compared to approximately $2.3 million for the three months ended June 30, 2020. The increase reflects higher consulting fees and increases in personnel costs, driven both by the reversal of efforts to mitigate the effects of the Covid-19 Pandemic, as well as increases in headcount to support clinical research efforts.
In addition, as planned, we have increased our investments in preclinical studies, supportive of current and potential clinical study indications. We expect these costs to increase over time as we commence new clinical trials and continue working towards the filing of our BLAs. The amount and timing of these expenses are partially dependent on whether interim results from our ongoing IND clinical trials merit further investment.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for the three months ended June 30, 2021, compared to $0.3 million for the three months ended June 30, 2020. The decrease was the result of amortization on customer relationship assets that were impaired during the fourth quarter of 2020.
Interest Expense, Net
Interest expense, net was $1.4 million for the three months ended June 30, 2021 compared to $2.6 million for the three months ended June 30, 2020, a decrease of $1.2 million, or 46.7%. The difference related to the lower outstanding principal balance, stated interest rate, and amortization of deferred financing costs and original issue discount on our Term Loan and DD TL compared to our previous term loan.
Other Expense, Net
Other expense, net, was negligible in each of the three months ended June 30, 2021 and 2020.
Income Tax Provision Benefit (Expense)
The effective tax rates for the Company were 0.3% and (0.3)% for the three months ended June 30, 2021 and June 30, 2020, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$128,132	$115,383	$12,749	11.0%
Cost of sales	22,401	18,223	4,178	22.9%
Gross profit	105,731	97,160	8,571	8.8%
Selling, general and administrative	99,003	84,270	14,733	17.5%
Investigation, restatement and related	5,134	27,038	(21,904)	(81.0)%
Research and development	8,402	4,910	3,492	71.1%
Amortization of intangible assets	454	542	(88)	(16.2)%
Interest expense, net	(2,844)	(4,961)	2,117	(42.7)%
Other expense, net	(2)	(3)	1	(33.3)%
Income tax provision benefit	(53)	11,277	(11,330)	(100.5)%
Net loss	$(10,161)	$(13,287)	$3,126	(23.5)%
Net Sales
We recorded revenue for the six months ended June 30, 2021 of $128.1 million, a $12.7 million, or 11.0%, increase compared to the six months ended June 30, 2020 revenue of $115.4 million. Net sales for the six months ended June 30, 2021 includes collections on the Remaining Contracts of $0.6 million, compared to $6.2 million of revenue for the six months ended June 30, 2020. Sales volumes increased over the prior year, which was impacted by access restrictions to hospitals and travel restrictions enacted, both in response to the Covid-19 Pandemic.
Adjusted Net Sales, which excludes cash collected on the Remaining Contracts, were $127.5 million for the six months ended June 30, 2021, compared to $109.2 million for the six months ended June 30, 2020, an increase of $18.3 million or 16.8%. The increase was primarily the result of an increase in sales volume over the six months ended June 30, 2021, which was impacted by the effects of the Covid-19 Pandemic.
The 16.8% increase in adjusted net sales, year-over-year, includes 17.5% growth in Advanced Wound Care products, including a positive impact from the sales of EPICORD® Expandable, which we launched in the third quarter of 2020, and growth in our flagship EPIFIX® sheet portfolio. Finally, sales of Section 351 products prior to the end of Enforcement Discretion contributed to the year-over-year increase in net sales.
Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2021 was $22.4 million, an increase of $4.2 million, or 22.9%, compared to $18.2 million for the six months ended June 30, 2020. The increase was primarily driven by year-over-year increases in sales volume. In addition, we recognized $1.0 million of inventory write-downs during the six months ended June 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period. We do not anticipate these write-downs to continue in the future.
Gross profit margin for the six months ended June 30, 2021 was 82.5% compared to 84.2% for the six months ended June 30, 2020. The decrease in gross profit margin was primarily due to reserves recorded during the six months ended June 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period. Additionally, negative production variances from lower than planned production volumes affected gross profit margin.
Selling, General and Administrative Expenses
Selling, General and Administrative expenses for the six months ended June 30, 2021 increased approximately $14.7 million, or 17.5%, to $99.0 million compared to $84.3 million for the six months ended June 30, 2020. The increase in selling, general and administrative expenses during the period reflects the restoration of full-salary levels and merit increase that were previously restricted during the prior period, along with significantly reduced travel costs in the midst of the Covid-19 Pandemic. We also saw consulting and advisory expenses rise, year-over-year, including $3.8 million related to the proxy contest during the six months ended June 30, 2021. Furthermore, the increase in selling, general and administrative expense was driven by year-over-year increases in commission expenses resulting from the increases in sales volume.

Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the six months ended June 30, 2021 decreased approximately $21.9 million, or 81.0%, to $5.1 million compared to $27.0 million for the six months ended June 30, 2020. The decrease was driven by a decrease in expenses toward the restatement of our prior period financial information and the advancement of legal fees of certain former officers and directors of the Company. We do not anticipate incurring any more costs related to the restatement of our prior period financial information. The decrease was further driven by funds received from certain director and officer insurance policies, as well as negotiated reductions in previously-recognized expenses related to legal expenses advanced on behalf of certain former members of management.
We are still subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor) for whom legal proceedings are still ongoing, but we expect such expenses to continue to decrease over time.
We expect to continue to incur some litigation costs moving forward, but we expect a continued reduction in investigation, restatement, and related expenses, other than costs related to resolution of the securities class action matter, the amount and timing of which are highly uncertain. See Note 12, “Commitments and Contingencies” in the unaudited condensed consolidated financial statements for additional details.
Research and Development Expenses
Our research and development expenses increased $3.5 million, or 71.1%, to $8.4 million for the six months ended June 30, 2021, compared to $4.9 million for the six months ended June 30, 2020. The increase reflects higher consulting fees and increases in personnel costs, driven both by the reversal of efforts to mitigate the effects of the Covid-19 Pandemic, as well as increases in headcount to support clinical research efforts. In addition, we’ve increased our planned investments in preclinical studies, supportive of current and potential clinical study indications.
We expect these costs to increase over time as we commence new clinical trials and continue working towards the filing of our BLAs. The amount and timing of these expenses are partially dependent on whether interim results from our ongoing IND clinical trials merit further investment.
Amortization of Intangible Assets
Amortization expense decreased $0.1 million or 16.2% from the six months ended June 30, 2020 to the six months ended June 30, 2021. The decrease was the result of amortization on customer relationship assets that were impaired during the fourth quarter of 2020.
Interest Expense, Net
Interest expense, net was $2.8 million for the six months ended June 30, 2021 compared to $5.0 million for the six months ended June 30, 2020. The difference related to the lower outstanding principal balance, stated interest rate, and amortization of deferred financing costs and original issue discount on our Term Loan and DD TL compared to our previous term loan.
Other Expense, Net
Other expense, net was negligible in each of the six months ended June 30, 2021 and 2020.
Income Tax Provision Benefit
The effective tax rates for the Company were (0.5)% and 45.9% for the six months ended June 30, 2021 and 2020, respectively. The change in effective tax rates was driven by modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which resulted in a federal tax refund of $11.3 million and an income tax benefit of the same amount during the six months ended June 30, 2020. There were no discrete items affecting the effective tax rate for the six months ended June 30, 2021.
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

Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP metrics including Adjusted Net Sales, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate such metrics may not be identical to the manner in which other companies calculate and present similar metrics. Company management uses these Non-GAAP measurements as aids in monitoring our ongoing financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
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
A reconciliation of GAAP net sales to Adjusted Net Sales is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$68,165	$53,647	$128,132	$115,383
Effect of change in revenue recognition	(313)	(1,706)	(611)	(6,201)
Adjusted net sales	$67,852	$51,941	$127,521	$109,182
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
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) (benefits) costs incurred in connection with Audit Committee Investigation and Restatement, (vi) the effect of the change in revenue recognition on net loss, and (vii) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,779)	$(8,466)	$(10,161)	$(13,287)
Net margin	(2.6)%	(15.8)%	(7.9)%	(11.5)%
Non-GAAP Adjustments:
Depreciation expense	1,306	1,422	2,467	2,928
Amortization of intangible assets	215	271	454	542
Interest expense, net	1,371	2,574	2,844	4,961
Income tax provision (benefit) expense	(5)	27	53	(11,277)
EBITDA	1,108	(4,172)	(4,343)	(16,133)
EBITDA margin	1.6%	(7.8)%	(3.4)%	(14.0)%
Additional Non-GAAP Adjustments
(Benefits) costs incurred in connection with Audit Committee Investigation and Restatement	(2,062)	11,446	5,134	27,038
Effect of change in revenue recognition	(269)	(1,467)	(525)	(5,333)
Share-based compensation	4,060	4,434	7,304	7,783
Adjusted EBITDA	$2,837	$10,241	$7,570	$13,355
Adjusted EBITDA margin	4.2%	19.1%	5.9%	11.6%
Adjusted EBITDA, % of Adjusted Net Sales	4.2%	19.7%	5.9%	12.2%
Discussion of Cash Flows
Operating Activities
Net cash used in operations during the six months ended June 30, 2021 decreased approximately $10.3 million to approximately $5.1 million, compared to $15.4 million for the six months ended June 30, 2020. The decrease in cash used was primarily related to decreases in investigation, restatement and related expenses, particularly those incurred with respect to the restatement of our prior period financial information and the indemnification of former officers and directors of the Company. The restatement of our prior period financial information concluded in mid-2020. Other positive effects included year-over-year increases in sales volume and year-over-year decreases in cash interest expense. These effects were offset by the reversal of our efforts to mitigate the Covid-19 Pandemic, which caused a year-over-year increase in selling, general and administrative expense, as well as year-over-year increases in research and development expenses toward the advancement of the filing of our BLAs.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2021 was $2.5 million, compared to $1.6 million for the six months ended June 30, 2020. This increase was the result of a $0.9 million year-over-year increase in capital expenditures, incurred to improve our manufacturing facilities toward CGMP compliance. Year-over-year increases in cash paid for patent application costs were offset by principal payments received on our notes receivable.
Financing Activities
Net cash used in financing activities decreased $0.7 million to $3.2 million during the six months ended June 30, 2021 compared to $3.9 million during the six months ended June 30, 2020. The change was driven by $1.9 million of principal repayments on our previous term loan agreement during the six months ended June 30, 2020. No principal payments are due on our Term Loan, as defined below, until its maturity in 2025 and we have not made any principal payments during the six months ended June 30, 2021. The decrease was further driven by a year-over-year increase in cash proceeds from the exercise of stock option, offset by a year-over-year increase in cash paid for stock repurchases for tax withholding.

Contractual Obligations
For the six months ended June 30, 2021, there were no significant changes to the contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our 2020 Form 10-K.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of June 30, 2021, we had $85.0 million of cash and cash equivalents. We reported total current assets of $147.7 million and total current liabilities of $50.6 million at June 30, 2021, which represents a current ratio of 2.9 as of June 30, 2021.
We are currently paying our obligations in the normal course of business. We believe that our anticipated cash from operating activities, inclusive of any potential negative effects from the conclusion of the FDA’s enforcement discretion effective May 31, 2021, and existing cash and cash equivalents will enable us to meet our operational liquidity needs for the 12 months following the issuance of this Quarterly Report.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:
•investments and other expenditures required to advance our INDs and BLAs, possibly including expenditures relating to expanded manufacturing facilities
•lawsuits or potential settlements for which we are not able to estimate a loss, or for which our ultimate loss exceeds our estimate. In addition, it is uncertain if we would be entitled to indemnification from our insurance providers for such matters; and
•indemnification agreements involving certain former members of our management team.
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
Term Loan
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”) and provided us with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan quarterly through the Maturity Date. No principal payments on the Term Loan are due and payable until the Maturity Date.
The Hayfin Loan Agreement also provided us with an additional delayed draw term loan (the “DD TL”) in the form of a committed but undrawn facility in an amount not to exceed $25 million. We did not draw upon the DD TL prior to its expiration.
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
At June 30, 2021, the Total Net Leverage Ratio was 3.6x. At issuance, and as of June 30, 2021, the Term Loan carried an interest rate of 8.3%.

If an event of default, as defined by the Hayfin Term Loan Agreement, occurs, an additional 3.0% margin is applied to the interest rate until such event of default is cured. Alternatively, Hayfin may elect to call the loan, requiring us to repay all outstanding principal, applicable prepayment premium, and accrued interest immediately.
The Term Loan contains financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Total Net Leverage Ratio of 4.5x through the quarter ending June 30, 2021, further reduced to 4.0x thereafter for the life of the loans, required to be calculated on a quarterly basis.
•Minimum Liquidity (as defined in the Hayfin Term Loan Agreement) of $10 million, an at-all-times financial covenant, tested monthly. As of June 30, 2021, the Company had $85.0 million of cash and cash equivalents.
The Term Loan specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Term Loan Agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
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
The Series B Preferred Stock paid a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and pays a 6.0% cumulative dividend per annum thereafter. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Dividend balances accumulate at the prevailing dividend rate for each dividend period for which they are outstanding.
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
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of June 30, 2021 were approximately $4.1 million.
We believe that our anticipated cash from operating activities, existing cash and cash equivalents will enable us to meet our operational liquidity needs and fund our planned investing activities, as well as any challenges and uncertainties surrounding our operating results which may arise due to the Covid-19 Pandemic, for the 12 months from August 3, 2021.
Share Repurchases
During the three months ended June 30, 2021, we repurchased 127,046 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these transactions, we did not repurchase any shares of our common stock for the three months ended June 30, 2021. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contingencies
See Note 12 to our unaudited condensed consolidated financial statements in Part I, Item 1 herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2021.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at June 30, 2021, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2020 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. For additional information, see Note 12, “Contractual Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
As part of its routine review of its risk factors, the Company has amended four of its risk factors and added two new risk factors in addition to those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
We amended the following risk factors:
Our international expansion and operations outside the U.S. expose us to risks associated with international sales and operations.

We are pursuing further expansion outside the U.S. Managing a global organization is difficult, time consuming and expensive. Our ability to conduct business in foreign markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, difficulty in obtaining acceptable reimbursement pricing for our products, difficulty building and managing a direct sales force or the relatively greater cost of third-party distributors, and the impact of foreign currency exchange rates and fluctuations. Also, the sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws, including, without limitation, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. International regulations may also limit what promotional claims we may make for our products.

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

On June 8, 2021, the Company announced that it had received regulatory approval by the Japanese Ministry of Health, Labour and Welfare (JMHLW) to market EPIFIX® in Japan. However, reimbursement pricing approval from the Japanese government remains pending at this time and requires the satisfaction of various conditions; is often subject to detailed rules; and the timing, amount, and final approval decision rests with the JMHLW. Further, successful sales of our products in Japan requires consumer acceptance, which might not be forthcoming.

To the extent our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act (“Section 361”), this will result in removal of the applicable products from the market, would make the introduction of some new tissue products more expensive, and could significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements.

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

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue - Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff.” The document confirmed the FDA’s stance that all micronized amniotic products require a biologics license to be lawfully marketed in the United States. We also interpret the guidance document as confirming our position that sheet forms of amniotic tissue are appropriately regulated as solely Section 361 HCT/Ps when manufactured in accordance with 21 CFR Part 1271 and intended for use as a barrier or covering. The final guidance also stated that the FDA would exercise enforcement discretion under limited conditions with respect to the IND application and pre-market approval requirements for certain HCT/Ps for a limited period following the date of the Guidance.

In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. In April 2021, the FDA confirmed that there would be no further extensions to its period of enforcement discretion and that following the period of enforcement discretion under the Guidance, the industry would be required to cease selling products that require pre-approval under applicable biologics or medical device laws and regulations.

MiMedx ceased marketing our micronized and particulate products on May 31, 2021 and requested the return of unused consignment inventory as of that date. At the same time, we are pursuing the BLA pre-market approval process for certain of our micronized products, as more fully discussed under “Business - Government Regulation.” The loss of our ability to market and sell our micronized products will have an adverse impact on our revenues, business, financial condition and results of operations. Our net sales of such products for all uses was $31.7 million in 2020.

Also, the Company currently markets EPICORD and AMNIOCORD, tissue products derived from human umbilical cord, as providing a protective environment or as a barrier. In warning letters to several companies marketing human umbilical cord derived products for a variety of uses, the FDA has stated that those products fail to meet the homologous use criterion, as “the product is not intended to perform the same basic function or functions of umbilical cord in the recipient as in the donor, such as serving as a conduit.” If the FDA takes the position that there is a single basic function of umbilical cord and that cord products may only serve in a conduit function, this may impact MiMedx’s marketing of human umbilical cord products. To our knowledge, the FDA has not indicated this publicly or to MiMedx. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then FDA pre-market clearance or approval would be required. The loss of our ability to market and sell our umbilical cord derived products would have an adverse impact on our revenues, business, financial condition and results of operations. Included in net sales were sales of umbilical cord derived products totaling $16.6 million, $17.9 million, and $14.7 million, respectively, in 2020, 2019, and 2018.

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

Additionally, there are significant costs associated with clinical trials that can be difficult to estimate accurately until a BLA is approved. Clinical trials may not be successful or may return results that do not support approval. Moreover, data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of our BLA on a timely basis, or at all, or we may decide not to pursue a BLA for certain products or indications, or may need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use, dosages, or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues will be adversely affected if we fail to obtain BLA approvals on a timely basis or at all, or if the FDA limits the indications for use or requires other conditions that restrict the commercial application of our products. In addition, the fee for filing a BLA and program fees payable with respect to any establishment that manufactures biologics are substantial.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

We have conducted extensive investor relations outreach to the investment analysts community with the goal of attracting analyst coverage. However, at this time, only three securities analysts provide coverage on us, and one of these firms is compensated by us. There can be no assurance that any other analysts will cover our stock or, if they do, that they will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.

If we fail to attract the coverage from securities analysts, or if securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect the actual and potential market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry participants, industry analysts or financial analysts publish about our business. If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

We also added two new risk factors:

Clinical trials will be necessary to support future BLA submissions and potential product approvals by the FDA. The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials could prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

The results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Our interpretation of data and results from our clinical trials does not ensure that we will achieve similar results in future clinical trials. In addition, clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in earlier clinical trials or retrospective studies have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials and retrospective studies, and such failures can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. For example, preliminary results from our Phase 3 trial of mdHACM for the treatment of Achilles tendonitis suggest that the trial may not have been designed to allow sufficient confidence in the efficacy of the therapy.

The initiation and completion of a trial may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:
•regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•patients do not enroll in, or enroll at a lower rate than we expect or need, or do not complete a clinical study. During 2020, the time necessary to complete our studies was longer than expected as a result of access restrictions at hospitals and health care provider facilities as a result of the Covid-19 Pandemic;
•patients or investigators do not comply with study protocols;
•the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials;
•patients do not return for post-treatment follow-up at the expected rate;

•patients may experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our product causing a clinical trial study to be put on hold;
•we may be unable to recruit a sufficient number of clinical trial sites;
•sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other regulatory requirements;
•third-party entities do not perform data collection and analysis in a timely or accurate manner;
•we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to regulatory authorities for approval;
•the cost of clinical trials may be greater than we anticipate; and
•regulators or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities, the supply of materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply.

Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of certification or regulatory approval of our product candidates.

Our ability to consistently and reliably manufacture our biologic products will be key to the marketing of any future Section 351 products. Also, our current manufacturing facilities may be inadequate to produce sufficient quantities if all of our planned BLAs are approved.

The manufacture of biologic products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the approval of BLAs require one to demonstrate the ability to manufacture pursuant to specified chemistry and manufacturing controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up initial production as would be the case at any new facility. These problems can include difficulties with production costs and yields, quality control (including stability of the product candidate and quality assurance testing), shortages of qualified personnel, and compliance with strictly enforced federal, state and foreign regulations. If we were to encounter any of these difficulties, or otherwise fail to comply with our obligations under applicable regulations, then our ability to provide product candidates to patients in our clinical trials or commercially would be jeopardized, and any delay or interruption in the supply of product could delay the commercial launch of the product or impair our ability to meet demand for the product.

Our products can be manufactured only in a facility that has undergone a satisfactory inspection by the FDA and other relevant regulatory authorities. While we currently possess redundant manufacturing capacity, we may not be able to replace manufacturing capacity for our products quickly if we were unable to use manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure, or other difficulty, or if such facilities were deemed not in compliance with the regulatory requirements and such non-compliance could not be rapidly rectified. An inability or reduced capacity to manufacture our products could have a material adverse effect on our business, financial condition, and results of operations.

Our existing manufacturing facilities have been adequate but may become inadequate if our planned BLA for knee osteoarthritis is approved. Therefore, we have begun planning for additional manufacturing capacity. Failure to adequately expand capacity could delay commercialization of our current or future product candidates, depriving us of potential product revenue. Any manufacturing problem could be disruptive to our operations and result in lost sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2021:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2021	121,613	$10.63	—	$—
May 1 - May 31, 2021	5,433	$9.70	—	$—
June 1 - June 30, 2021	—	$—	—	$—
Total for the quarter	127,046	$10.59	—
(a) Shares repurchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
(b) Arrearages. As of June 30, 2021, the Company calculated accumulated dividends of $4,054,921 in respect of the outstanding shares of Series B Preferred Stock. In accordance with the terms thereof, the Company elected to accumulate, rather than pay, such accumulated dividends.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(b) Proxy Access. On May 27, 2021, the Shareholders approved an amendment to the Company’s Bylaws to provide for proxy access, which will allow eligible shareholders (as defined in the Proxy Access Bylaw) who comply with the requirements set forth in the Bylaws to include their own nominees for director in the Company’s proxy materials along with the candidates nominated by the Board. A shareholder or group of up to 20 shareholders (such shareholder or shareholder group, an “Eligible Shareholder”) that has maintained continuous qualifying ownership of at least 3% of the issued and outstanding Company common stock for at least the previous three years would be permitted to nominate and include up to a specified number of proxy access nominees in the Company’s proxy materials for its annual meeting of shareholders provided that the Eligible Shareholder and proxy access nominee(s) satisfy the requirements of the Proxy Access Amendments. The maximum number of proxy access nominees that the Company would be required to include in its proxy materials would not exceed the greater of (i) two (2) or (ii) 20% of the directors in office on the last day on which a nomination could be submitted (rounded down to the nearest whole number). Each Eligible Shareholder seeking to include a proxy access nominee in the Company’s proxy materials would be required to provide certain information to the Company specified in the Proxy Access Bylaw. The foregoing summary of the Proxy Access Bylaw is qualified in its entirety by reference to the full text of the Bylaws which are filed as Exhibit 3.2 to this report.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of MiMedx Group, Inc., adopted March 4, 2021, effective March 5, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed March 8, 2021), together with Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2021) and Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 10, 2021).

3.2
Bylaws of MiMedx Group, Inc., as amended and restated as of April 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 21, 2021), together with Amendment No. 1 to the Company’s Bylaws effective May 27, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K Filed June 3, 2021).

10.1#	Employment Offer Letter between the Company and Peter M. Carlson, as amended and restated on June 30, 2021.
10.2#	Form of Director Restricted Stock Unit Award Agreement (Type I - Initial Grant, Full Amount).
10.3#	Form of Director Restricted Stock Unit Award Agreement (Type II - Initial Grant, Pro Rata Amount).
10.4#	Form of Director Restricted Stock Unit Award Agreement (Type III - Annual Grant).
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2021	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer