Form 10-Q
period 2021-09-30
MIMEDX GROUP, INC.
filed 2021-11-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2021

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
Yes ☐ No x

There were 112,144,444 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 20, 2021.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$90,607	$95,812
Accounts receivable, net	36,536	35,423
Inventory	11,196	10,361
Prepaid expenses	2,078	5,605
Income tax receivable	625	10,045
Other current assets	860	3,371
Total current assets	141,902	160,617
Property and equipment, net	9,856	11,437
Right of use asset	2,899	3,623
Goodwill	19,976	19,976
Intangible assets, net	5,620	6,004
Other assets	270	375
Total assets	$180,523	$202,032
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,881	$8,765
Accrued compensation	19,475	18,467
Accrued expenses	13,692	30,460
Other current liabilities	1,698	1,470
Total current liabilities	41,746	59,162
Long term debt, net	48,015	47,697
Other liabilities	4,076	3,755
Total liabilities	$93,837	$110,614
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020	$92,494	$91,568
Stockholders' deficit
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2021 and December 31, 2020	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 112,703,926 issued and 111,926,898 outstanding at September 30, 2021 and 112,703,926 issued and 110,930,243 outstanding at December 31, 2020	113	113
Additional paid-in capital	162,003	158,610
Treasury stock at cost; 777,028 shares at September 30, 2021 and 1,773,683 shares at December 31, 2020	(4,000)	(7,449)
Accumulated deficit	(163,924)	(151,424)
Total stockholders' deficit	(5,808)	(150)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$180,523	$202,032
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$63,074	$64,303	$191,206	$179,686
Cost of sales	10,129	10,289	32,530	28,513
Gross profit	52,945	54,014	158,676	151,173

Operating expenses:
Selling, general and administrative	46,289	48,046	145,291	132,316
Investigation, restatement and related	3,170	12,027	8,304	39,065
Research and development	4,368	3,372	12,770	8,281
Amortization of intangible assets	193	276	647	818
Operating loss	(1,075)	(9,707)	(8,336)	(29,307)

Other expense, net
Loss on extinguishment of debt	—	(8,201)	—	(8,201)
Interest expense, net	(963)	(1,472)	(3,806)	(6,433)
Other income (expense), net	—	1	(3)	(2)
Loss before income tax provision	(2,038)	(19,379)	(12,145)	(43,943)
Income tax provision (expense) benefit	(301)	(38)	(355)	11,239
Net loss	$(2,339)	$(19,417)	$(12,500)	$(32,704)

Net loss available to common shareholders (Note 9)	$(3,913)	$(51,982)	$(17,039)	$(65,269)

Net loss per common share - basic	$(0.04)	$(0.48)	$(0.15)	$(0.60)
Net loss per common share - diluted	$(0.04)	$(0.48)	$(0.15)	$(0.60)

Weighted average common shares outstanding - basic	110,717,073	108,493,208	110,136,517	108,222,419
Weighted average common shares outstanding - diluted	110,717,073	108,493,208	110,136,517	108,222,419

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)
Share-based compensation expense	—	—	3,811	—	—	—	3,811
Exercise of stock options	—	—	(250)	(30,032)	295	—	45
Issuance of restricted stock	—	—	(477)	(48,630)	477	—	—
Restricted stock canceled/forfeited	—	—	199	18,348	(199)	—	—
Shares repurchased for tax withholding	—	—	—	15,354	(188)	—	(188)
Net loss	—	—	—	—	—	(2,339)	(2,339)
Balance at September 30, 2021	112,703,926	$113	$162,003	777,028	$(4,000)	$(163,924)	$(5,808)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2020	112,703,926	$113	$151,625	2,412,522	$(13,451)	$(115,427)	$22,860
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(31,568)	—	—	—	(31,568)
Share-based compensation expense	—	—	8,048	—	—	—	8,048
Exercise of stock options	—	—	(328)	(45,000)	400	—	72
Issuance of restricted stock	—	—	(2,939)	(328,894)	2,939	—	—
Restricted stock shares canceled/forfeited	—	—	526	59,441	(526)	—	—
Shares repurchased for tax withholding	—	—	—	14,123	(79)	—	(79)
Net loss	—	—	—	—	—	(19,417)	(19,417)
Balance at September 30, 2020	112,703,926	$113	$158,318	2,112,192	$(10,717)	$(134,844)	$12,870

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Correction of out-of-period error (Note 1)	—	—	(2,009)	(239,502)	2,009	—	—
Deemed dividends	—	—	(926)	—	—	—	(926)
Share-based compensation expense	—	—	11,115	—	—	—	11,115
Exercise of stock options	—	—	(1,184)	(482,361)	2,588	—	1,404
Issuance of restricted stock	—	—	(4,053)	(810,405)	4,053	—	—
Restricted stock canceled/forfeited	—	—	450	66,374	(450)	—	—
Shares repurchased for tax withholding	—	—	—	469,239	(4,751)	—	(4,751)
Net loss	—	—	—	—	—	(12,500)	(12,500)
Balance at September 30, 2021	112,703,926	$113	$162,003	777,028	$(4,000)	$(163,924)	$(5,808)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(31,568)	—	—	—	(31,568)
Share-based compensation expense	—	—	11,829	—	—	—	11,829
Exercise of stock options	—	—	(1,986)	(265,300)	2,356	—	370
Issuance of restricted stock	—	—	(2,939)	(328,894)	2,939	—	—
Restricted stock canceled/forfeited	—	—	2,650	345,052	(2,650)	—	—
Shares repurchased for tax withholding	—	—	147	476,057	(2,556)	—	(2,409)
Net loss	—	—	—	—	—	(32,704)	(32,704)
Balance at September 30, 2020	112,703,926	$113	$158,318	2,112,192	$(10,717)	$(134,844)	$12,870
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,500)	$(32,704)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Share-based compensation	11,115	11,452
Depreciation	3,390	4,494
Amortization of intangible assets	647	818
Amortization of deferred financing costs	943	1,811
Non-cash lease expenses	724	702
Accretion of asset retirement obligation	57	—
Loss on fixed asset disposal	236	—
Loss on extinguishment of debt	—	8,201
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,113)	(715)
Inventory	(835)	(1,919)
Prepaid expenses	3,527	5,177
Income taxes	9,420	(10,835)
Other assets	1,990	1,633
Accounts payable	(828)	339
Accrued compensation	2,085	(2,775)
Accrued expenses	(16,768)	(4,835)
Other liabilities	(840)	(840)
Net cash flows provided by (used in) operating activities	1,250	(19,996)

Cash flows from investing activities:
Purchases of equipment	(2,893)	(2,073)
Principal payments from note receivable	75	—
Patent application costs	(263)	(209)
Net cash flows used in investing activities	(3,081)	(2,282)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,404	370
Stock repurchased for tax withholdings on vesting of restricted stock	(4,751)	(2,409)
Principal payments on finance lease	(27)	—
Deferred financing cost	—	(2,782)
Repayment of term loans	—	(83,872)
Proceeds from term loans	—	59,500
Proceeds from sale of Series B convertible preferred stock	—	100,000
Stock issuance costs	—	(6,564)
Prepayment premium on early repayment of term loan	—	(1,439)
Net cash flows (used in) provided by financing activities	(3,374)	62,804

Net change in cash	(5,205)	40,526

Cash and cash equivalents, beginning of period	95,812	69,069
Cash and cash equivalents, end of period	$90,607	$109,595
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MiMedx,” or the “Company”) is an industry leader in utilizing amniotic tissue as a platform for regenerative medicine, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, MiMedx has both a base business, focused on addressing the needs of patients with acute and chronic non-healing wounds, and a promising late-stage pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. The Company derives its products from human placental tissues and processes these tissues using its proprietary methods, including the PURION® process. MiMedx employs Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce its allografts. MiMedx provides products primarily in the wound care, burn, and surgical sectors of healthcare. All of its products are regulated by the United States Food and Drug Administration (“FDA”).
The Company’s business model is focused primarily on the United States of America, but the Company is pursuing opportunities for international expansion.
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
The FDA exercised enforcement discretion with respect to Investigational New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. As of May 31, 2021, the Company stopped marketing its Section 351 products in the United States and is precluded from marketing such products until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, the Company expects to be allowed to market its Section 351 products in the United States, but only for specific indications as permitted by the FDA. Sales of the Company’s Section 351 products were $0.5 million and $8.2 million for the three months ended September 30, 2021 and 2020, respectively, and $17.2 million and $23.1 million for the nine months ended September 30, 2021 and 2020, respectively. Sales of Section 351 product during the three months ended September 30, 2021 were derived from sales outside of the United States of America..
The Company currently markets EPICORD® and AMNIOCORD® tissue products derived from human umbilical cord as providing a protective environment or as a barrier. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval would be required. The loss of the Company’s ability to market and sell its umbilical cord-derived products would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Net sales of the Company’s umbilical cord-derived products were $6.2 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and $17.1 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s cord inventory, which would be at risk for write-down in the case of such a determination, was $1.5 million as of September 30, 2021.
Out-of-Period Adjustment
During the nine months ended September 30, 2021, the Company identified certain Restricted Stock Unit and Performance Stock Unit awards which were not appropriately reflected in the Company’s balance of common stock outstanding beginning in 2019. The effects of these errors caused misstatements in the Company’s balance of treasury stock, additional paid-in capital, and common stock outstanding on each of the Company’s reported consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity for interim and annual periods beginning with those statements as of and for the year ended December 31, 2019. The identified errors did not affect total stockholders’ (deficit) equity or earnings per share in any period.
The Company recorded an out-of-period adjustment during the nine months ended September 30, 2021, which resulted in a decrease of $2.0 million to the balance of additional paid-in capital for the nine months ended September 30, 2020, respectively, and an increase of $2.0 million to the balance of treasury stock during those same periods.

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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
In addition to the above, the Company has considered the potential effects of the Covid-19 Pandemic and potential negative impacts resulting from the end of the FDA’s period of Enforcement Discretion and other regulatory factors with respect to its determinations surrounding impairments, increases in allowances for credit losses, increases in the Company’s returns reserve, other expenses, and changes in accounting judgments that have or are reasonably likely to have a material impact on the unaudited condensed consolidated financial statements.
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

Recently Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, this ASU simplifies the accounting for such instruments by removing requirements to separately account for conversion features as a derivative under Accounting Standards Codification (“ASC”) Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. Accounting Standards Update 2020-06 also provides clearer guidance surrounding disclosure of such instruments and provides specific guidance for how such instruments are to be incorporated in the calculation of Diluted EPS. The guidance under ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a modified retrospective basis. There was no impact upon adoption.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as a result of market transitions from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. The guidance is available for prospective application upon its issuance and can generally be applied to contract modifications and hedging relationships entered into beginning March 12, 2020 through December 31, 2022. As of September 30, 2021, the Company has long-term debt outstanding which carries an interest rate tied to LIBOR, the agreement for which contemplates an interest rate alternative in the event that LIBOR is unavailable. The Company is evaluating the possibility of adoption and the related impact on its financial statements. If adopted, the Company does not expect the provisions of this ASU to have a material impact on its consolidated financial statements.
All other ASUs issued and not yet effective for the nine months ended September 30, 2021, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.
3. Accounts Receivable, Net
Accounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, gross	$37,403	$36,160
Less: allowance for doubtful accounts	(867)	(737)
Accounts receivable, net	$36,536	$35,423
4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$416	$314
Work in process	6,064	4,316
Finished goods	4,716	5,731
Inventory	$11,196	$10,361
As a result of the conclusion of the FDA’s period of Enforcement Discretion on May 31, 2021, the Company wrote down $1.0 million of its Section 351 product inventory during the nine months ended September 30, 2021. In addition, during the three and nine months ended September 30, 2021, the Company reserved $0.5 million and $0.7 million, respectively, for inventory related to product lines which have been discontinued. These amounts are included as part of cost of sales on the unaudited condensed consolidated statements of operations for those period.

5.    Property and Equipment, Net
Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$8,745	$6,010
Laboratory and clean room equipment	16,497	15,524
Furniture and equipment	14,944	15,295
Construction in progress	677	3,321
Asset retirement cost	880	785
Finance lease assets	189	—
Property and equipment, gross	41,932	40,935
Less accumulated depreciation	(32,076)	(29,498)
Property and equipment, net	$9,856	$11,437
Depreciation expense for each of the three and nine months ended September 30, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$923	$1,566	$3,390	$4,494
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Intangible Assets
Intangible assets are summarized as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,568	$(6,238)	$3,330	$9,510	$(5,730)	$3,780
Licenses	1,414	(1,414)	—	1,414	(1,334)	80
Customer and supplier relationships	241	(185)	56	241	(172)	69
Non-compete agreements	120	(120)	—	120	(98)	22
Total amortized intangible assets	$11,343	$(7,957)	$3,386	$11,285	$(7,334)	$3,951

Unamortized Intangible Assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,226		1,226	1,045		1,045
Total intangible assets	$13,577		$5,620	$13,338		$6,004
Amortization expense for the three and nine months ended September 30, 2021 and 2020 is summarized in the table below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$193	$276	$647	$818

Expected future amortization of intangible assets as of September 30, 2021, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2021 (excluding the nine months ended September 30, 2021)	$174
2022	695
2023	695
2024	695
2025	283
Thereafter	844
Total amortized intangible assets	$3,386
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Legal costs	$8,102	$24,797
Commissions to sales agents	1,809	2,141
Estimated returns	797	688
Accrued clinical trials	792	651
Accrued GPO fees	496	554
Accrued rebates	584	886
Other	1,112	743
Total	$13,692	$30,460
The Company’s accrual for settlement costs, which was presented separately in previously-issued financial statements, is included as part of legal costs in the table above.
8.    Long Term Debt
Hayfin Term Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”), providing the Company with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan for the balance outstanding quarterly through the Maturity Date. No principal payments on the Term Loan are due and payable until the Maturity Date.
The Hayfin Loan Agreement also provided the Company an option to draw on an additional delayed draw term loan (the “DD TL,” collectively with the Term Loan, the “Credit Facilities”) in the form of a committed but undrawn facility until June 30, 2021. The Company did not exercise the option.
The Credit Facilities, which are senior secured obligations, were entered into together with the sale of the Company’s Series B Convertible Preferred Stock (as defined and described in Note 10, “Equity”) in an aggregate amount of up to $100 million (collectively, the “Financing Transactions”) in order to:
(1)     refinance the outstanding indebtedness (the “Refinancing”) under the Loan Agreement, dated as of June 10, 2019 (as amended and restated, the “BT Term Loan Agreement”), among the Company, the lenders thereunder and Blue Torch Finance LLC as administrative agent and collateral agent for such lenders,
(2)     pay fees and expenses incurred with certain financing transactions, and
(3)     finance the working capital, capital expenditures, and other general corporate purposes of the Company.

The interest rate applicable to any borrowings under the Term Loan accrues at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum (the “Margin”). If LIBOR is unavailable, the Term Loan will carry interest at the Margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%. The Margin is eligible for a reduction depending on the Company’s Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) for the quarter; as follows:
•6.5% per annum if the Total Net Leverage Ratio is less than 2.0x but greater than or equal to 1.0x, or
•6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
An additional 3.0% margin is applied to the interest rate in the event of a default as defined by the Hayfin Loan Agreement. At issuance and as of September 30, 2021, the Term Loan carried an interest rate of 8.3%.
The Credit Facilities contain financial covenants (as defined in the Hayfin Loan Agreement) requiring the Company, on a consolidated basis, to maintain the following:
•A Maximum Total Net Leverage Ratio of 4.0x, required to be calculated on a quarterly basis.
•A Minimum Liquidity of $10 million, an at-all-times financial covenant tested monthly.
As of September 30, 2021, the Company is in compliance with all financial covenants required under the Hayfin Loan Agreement.
The Credit Facilities also specify that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Term Loan Agreement, will subject MiMedx to a prepayment premium applicable as of the date of the prepayment as follows:
•On or before July 2, 2022: 2% of the principal balance repaid.
•After July 2, 2022 and on or before July 2, 2023: 1% of the principal balance repaid.
•After July 2, 2023: 0% of the principal balance repaid.
The Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Hayfin Loan Agreement). Annually, beginning with the fiscal year ending December 31, 2021, the Company is required to prepay the outstanding loans based on the percentage of the Company’s Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the Total Net Leverage thresholds. No such prepayments have been required as of September 30, 2021.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
Original issue discount and deferred financing costs incurred as part of the Financing Transactions were allocated between the sale of the Series B Convertible Preferred Stock (described below in Note 10) and the Hayfin Term Loan on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Term Loan were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. A summary of the allocation of the deferred financing costs and original issue discount between the Term Loan and the DD TL on July 2, 2020 was as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
	Long term debt	Other current assets
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253

Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheet.
Deferred financing costs and original issue discount associated with the DD TL were amortized using the straight line method through the expiration of the DD TL commitment term on June 30, 2021. Amortization of these amounts are presented as part of interest expense, net on the unaudited condensed consolidated statement of operations. Unamortized deferred financing costs and original issue discount associated with the DD TL are presented as other current assets on the unaudited condensed consolidated balance sheet as of December 31, 2020. There were no such amounts outstanding as of September 30, 2021. In addition, the DD TL was subject to an additional commitment fee of 1% per annum of the amount undrawn, which is recognized as interest expense.
The balances of the Term Loan as of September 30, 2021 and December 31, 2020 were as follows (amounts in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,721)	(1,996)
Original issue discount	(264)	(307)
Long term debt	$48,015	$47,697
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest	$1,054	$1,031	$3,116	$1,031
Amortization of deferred financing costs	95	90	276	90
Accretion of original issue discount	15	38	42	38
Interest expense	$1,164	$1,159	$3,434	$1,159
`
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commitment fee	$—	$64	126	64
Amortization of deferred financing costs	—	106	542	106
Accretion of original issue discount	—	125	83	125
Interest expense	$—	$295	751	295

A summary of principal payments due on the Term Loan, by year, from September 30, 2021 through maturity are as follows (amounts in thousands):

Year ending December 31,	Principal
2021 (excluding the nine months ended September 30, 2021)	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	—
Total long term debt	$50,000
As of September 30, 2021, the fair value of the Term Loan was determined to be $51.3 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to September 30, 2021 using this discount rate to determine fair value.
9. Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share
Basic net loss per common share is calculated as net loss available to common stockholders divided by weighted average common shares outstanding. Net loss available to common stockholders is calculated as net loss less (i) dividends accumulated on the Company’s Series B Convertible Preferred Stock during the period, (ii) periodic amortization of the beneficial conversion feature, and (iii) periodic accretion of the increasing-rate dividend feature.
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,339)	$(19,417)	$(12,500)	$(32,704)
Adjustments to reconcile to net loss available to common stockholders
Accumulated dividend on Series B Convertible Preferred Stock	1,574	997	3,613	997
Amortization of beneficial conversion feature	—	31,110	—	31,110
Accretion of increasing-rate dividend feature	—	458	926	458
Total adjustments	1,574	32,565	4,539	32,565
Net loss available to common stockholders	$(3,913)	$(51,982)	$(17,039)	$(65,269)
Weighted average common shares outstanding	110,717,073	108,493,208	110,136,517	108,222,419
Basic net loss per common share	$(0.04)	$(0.48)	$(0.15)	$(0.60)
Diluted Net Loss Per Common Share
Diluted net loss per common share is calculated as net loss available to common stockholders, adjusted for dividends on convertible preferred stock (to the extent such conversions would be dilutive), divided by weighted average common shares outstanding plus potential common shares. The calculation of potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options and the issuance of restricted stock using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Convertible Preferred Stock using the if-converted method. The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back periodic accrued or deemed dividends on the

Company’s Series B Convertible Preferred Stock, and assumes conversion as of the later of the beginning of the period and the original transaction date.
Each individual transaction is assessed for its dilutive effect on net loss per common share. To the extent that the transaction is antidilutive or does not reduce net loss per common share, the effect is excluded from the calculation.
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss available to common stockholders	$(3,913)	$(51,982)	$(17,039)	$(65,269)
Dividends on Series B Convertible Preferred Stock	1,574	32,565	4,539	32,565
Numerator	$(3,913)	$(51,982)	$(17,039)	$(65,269)
Weighted average shares outstanding	110,717,073	108,493,208	110,136,517	108,222,419
Potential common shares (a)	30,658,193	28,625,684	30,185,813	11,032,820
Weighted average shares outstanding adjusted for potential common shares	110,717,073	108,493,208	110,136,517	108,222,419
Diluted net loss per common share	$(0.04)	$(0.48)	$(0.15)	$(0.60)
(a) Potential common shares reflects hypothetical transactions involving convertible securities and share-based payment awards using the if-converted and treasury stock methods, respectively. The effect of each of these adjustments on the calculation is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series B Convertible Preferred Stock	27,027,252	25,691,700	26,497,570	8,626,410
Restricted stock awards	974,687	1,203,853	1,287,635	1,281,635
Restricted stock unit awards	1,840,483	919,233	1,500,674	359,103
Outstanding stock options	805,437	772,967	875,714	739,937
Performance stock unit awards	10,334	37,931	24,220	25,735
Potential common shares	30,658,193	28,625,684	30,185,813	11,032,820
10.    Equity
Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) paid a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and pays a 6.0% cumulative dividend per annum thereafter. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock, including any accumulated and unpaid dividends, is convertible into the Company’s common stock at any time at the option of the Holder at a conversion price of $3.85 per common share, or 259.74 common shares for each share of Series B Preferred Stock prior to any accumulated and unpaid dividends. The Series B Preferred Stock, including any accumulated and unpaid dividends, automatically converts into common stock at any time after the third anniversary of the issuance date (July 2, 2023 for the 100,000 shares currently outstanding), provided that the common stock has traded at 200% or more of the conversion price for 20 out of the preceding 30 consecutive trading days and on the trading date immediately prior to the date of conversion, the common stock traded at 200% or more of the conversion price.
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
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable, in the period preceding commencement of the perpetual dividend; and (2) the perpetual dividend amount for a corresponding number of periods to ascribe a fair value to this feature. The present value is calculated using a market rate for dividend yield. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount is amortized as a deemed dividend to preferred shareholders using the effective interest method through the commencement date of the Perpetual Dividend Rate. During the three and nine months ended September 30, 2021, the Company recognized $0 and $0.9 million of deemed dividends related to the amortization of the increasing rate dividend feature.
If the Company undergoes a change of control, the Company will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference, subject to the rights of the holders of the Series B Preferred Stock in connection with such change in control. If the Company does not exercise such repurchase right, holders of the Series B Preferred Stock will have the option to (1) require the Company to repurchase any or all of their then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference or (2) convert the Series B Preferred Stock, including accumulated and unpaid dividends, into common stock and receive their pro rata consideration thereunder. Because the contingent redemption of the Series B Preferred Stock by the holders in the event of change in control is outside the Company’s control, the Series B Preferred Stock is classified as temporary equity.
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended September 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at June 30, 2021	100,000	$92,494
Deemed dividends	—	—
Balance at September 30, 2021	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended September 30, 2020 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at June 30, 2020	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	31,568
Balance at September 30, 2020	100,000	$91,108
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the nine months ended September 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at September 30, 2021	100,000	$92,494

The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the nine months ended September 30, 2020 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2019	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	31,568
Balance at September 30, 2020	100,000	$91,108
The Company has not declared or paid any dividends on the Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2021 was $5.6 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of September 30, 2021.
Based on accumulated dividends as of September 30, 2021, the Series B Convertible Preferred Stock was convertible into an aggregate of 27,435,993 shares of the Company’s common stock.
Restricted Stock Awards
The Company has issued several classes of restricted stock awards to employees: restricted stock (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”). The following is summary information for restricted stock awards for the nine months ended September 30, 2021.
As of September 30, 2021, there was $28.2 million of unrecognized share-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 2.21 years, which approximates the remaining vesting period of these grants.
The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2021 through September 30, 2021. Unvested RSA awards noted below are included in issued and outstanding common stock as of September 30, 2021, while unvested RSUs and PSUs are not included in issued or outstanding common stock as of September 30, 2021.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	2,175,859	$4.78	2,325,273	$5.90	35,212	$7.10
Granted	—	—	2,991,137	10.11	—	—
Vested	(975,259)	4.94	(775,193)	5.89	(35,212)	7.10
Forfeited	(66,374)	3.38	(252,486)	8.63	—	—
Unvested at September 30, 2021	1,134,226	$4.73	4,288,731	$8.67	—	$—
Stock Options
A summary of stock option activity for the nine months ended September 30, 2021 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	2,025,683	$4.62
Granted	—	—
Exercised	(524,171)	3.40
Unvested options forfeited	—	—
Vested options expired	(50,000)	1.23
Outstanding at September 30, 2021	1,451,512	5.18	1.77	1,982,949
Exercisable at September 30, 2021	1,451,212	$5.18	1.77	$1,982,949
11. Income Taxes
The effective tax rates for the Company were (14.8)% and (0.2)% for the three months ended September 30, 2021 and September 30, 2020, respectively.
The effective tax rates for the Company were (2.9)% and 25.6%, for the nine months ended September 30, 2021 and September 30, 2020, respectively. These effective tax rates include the impact of discrete items of $0 and $11.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively. The discrete items recorded for the nine months ended September 30, 2020 were primarily related to modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which resulted in a federal tax refund of $11.3 million and an income tax benefit of the same amount. No benefit had been recognized with respect to the net operating losses due to a previously-recorded valuation allowance.
12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$3,269	$6,308
Income taxes paid	157	213
Non-cash activities:
Lease right of use asset and liability	189	—
Note receivable for sale of property and equipment	75	—
Purchases of equipment in accounts payable	6	—
Fair value of non-cash consideration received for option exercise	380	—
Deemed dividends on Series B Convertible Preferred Stock	926	31,568
Deferred financing costs	—	471
Stock issuance costs	—	942
Amendment fee on BT Term Loan	—	722
13. Contractual Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated financial statements as of September 30, 2021 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to Note 14, “Commitments and Contingencies” in the 2020 Form 10-K.
As of September 30, 2021, the Company has accrued $4.0 million related to the legal proceedings. The Company paid, either directly or through its insurance providers, $7.7 million toward the resolution of legal matters involving the Company during the nine months ended September 30, 2021.
In addition, the Company received funds from certain director and officer insurance policies for previously-incurred, covered legal expenses. These funds were recognized as a reduction to investigation, restatement, and related expense during the nine months ended September 30, 2021.
The following is a description of certain litigation and regulatory matters:
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in MiMedx prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues. The Company has opposed CPFI’s motions and the hearing on the same was held on September 24, 2021. The Court has not yet ruled on the motions.

Investigations
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

Former Employee Litigation and Related Matters
On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker H. “Pete” Petit, and its former COO, William C. Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. The Company is seeking a declaratory judgment that it is not obligated to indemnify or advance expenses to Petit and Taylor in connection with certain cases to which Petit and Taylor are parties and also seeking to recoup amounts previously paid on behalf of Petit and Taylor in connection with such cases. On April 22, 2021, Petit and Taylor filed an answer and asserted counterclaims against the Company alleging breach of their indemnification agreements, breach of the covenant of good faith and fair dealing with respect to their indemnification agreements, and seeking a declaration that the Company remains obligated to indemnify and advance fees in connection with certain cases. Petit and Taylor simultaneously also filed a motion seeking to compel the Company to advance and reinstate its payments of Petit and Taylor’s legal expenses. The Company opposed Petit and Taylor’s motion and a hearing was set for June 23, 2021. At the joint request of the parties, the hearing was cancelled to allow the parties to attend a mediation to attempt a resolution of this matter; such mediation was held on August 11, 2021. Negotiations are ongoing.

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
14.     Revenue
Disaggregation of Revenue by Product
MiMedx has two primary classes of products: (1) Advanced Wound Care, or Section 361, products, consisting of its tissue and cord sheet allograft products, and (2) Section 351 products, consisting of the Company’s micronized and particulate products, which, prior to the end of Enforcement Discretion were used to treat a variety of patient needs, including both advanced wound care and musculoskeletal applications. Advanced Wound Care is further disaggregated between the Company’s Tissue/Other and Cord products.

Below is a summary of net sales by each class of product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advanced Wound Care
Tissue/Other	$56,035	$50,842	$156,012	$137,975
Cord	6,247	4,227	17,093	11,387
Total Advanced Wound Care	62,282	55,069	173,105	149,362
Section 351	489	8,195	17,187	23,084
Other(1)	303	1,039	914	7,240
Total	$63,074	$64,303	$191,206	$179,686
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
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct Customers	$61,087	$62,409	$184,706	$175,060
Distributors	1,987	1,894	6,500	4,626
Total	$63,074	$64,303	$191,206	$179,686
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or nine months ended September 30, 2021 or 2020.
Collections on the Remaining Contracts
The Company recognizes revenue from customers with balances outstanding as of September 30, 2019 for which all of the criteria necessary for revenue recognition were not met at the time of shipment and that such criteria would not be met until collection of such sales (the “Remaining Contracts”). This was in accordance with the change in the Company’s revenue recognition pattern beginning September 30, 2019 (the “Transition”).
The Company defers the recognition of cost of sales associated with the Remaining Contracts until revenue is recognized and cash is collected.
A summary of the effects of cash collections on the Remaining Contracts on the unaudited condensed consolidated statements of operations for each of the three and nine months ended September 30, 2021 and 2020 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$303	$1,039	$914	$7,240
Cost of sales	42	146	128	1,014
Gross profit	$261	$893	$786	$6,226

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
MiMedx is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce therapies to treat another person (the recipient). MiMedx has supplied over two million allografts, through both direct and consignment shipments. Our platform technologies include EPIFIX®, AMNIOFIX®, EPICORD®, and AMNIOCORD®. EPIFIX and AMNIOFIX are tissue allografts derived from the amnion and chorion layers of the human placental membrane. EPICORD and AMNIOCORD are tissue allografts derived from human umbilical cord.
Our EPIFIX and EPICORD sheet products are marketed for external use, such as in advanced wound care applications, while our AMNIOFIX and AMNIOCORD sheet products are positioned for use in surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
AMNIOFIX Injectable is a micronized configuration of AMNIOFIX and is not currently marketed in the United States. AMNIOFIX Injectable is a lead product candidate for our late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions and advanced wound care applications.
We have two classes of product historically: (1) Advanced Wound Care products, or Section 361 products, consisting of our tissue and cord sheet allograft products, and (2) Section 351 products, consisting of our micronized and particulate products, which, prior to the end of Enforcement Discretion were used to treat a variety of patient needs, including both advanced wound care and musculoskeletal applications. Our Advanced Wound Care business includes two product categories, Tissue/Other and Cord products. We sell product through two distribution channels: (1) direct to customers (healthcare professionals and/or facilities); and (2) sales through distributors.
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
We recently reported top-line data from two late-stage musculoskeletal trials, including for the treatment of Knee Osteoarthritis that did not meet primary endpoints, but demonstrated varied efficacy signals between patient cohorts

In September 2021, we reported top-line data from the results of two late-stage musculoskeletal clinical trials of the Company’s micronized dehydrated Human Amnion Chorion Membrane (“mdHACM”) product (AMNIOFIX Injectable), including one from a Phase 2B clinical trial for the treatment of Knee Osteoarthritis. Results from an interim analysis of the six-month efficacy data for the Phase 2B clinical trial for Knee Osteoarthritis did not meet primary endpoints, but did reveal varied efficacy signals between patient cohorts evaluated pre- and post- a blinded interim analysis performed in mid-2019.

The Phase 3 Plantar Fasciitis study did not meet its primary endpoints. The Company plans on a complete review of the full study data, but does not intend to pursue a BLA filing for Plantar Fasciitis at this time.

Management is examining the findings and reviewing them with the FDA to determine the appropriate path forward toward the initiation of Phase 3 clinical trials in Knee Osteoarthritis. As previously disclosed, there can be no assurance that we will receive FDA approval, and approval may be delayed due to a variety of factors, including failure of studies to achieve their endpoints; the extra effort and cost required to improve our clinical trials; the impact of the COVID-19 pandemic; the potential that the results of the clinical studies do not merit further investment; and the work required to achieve commercial and manufacturing readiness.

Impact of the end of the FDA’s Enforcement Discretion on our business
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The FDA exercised enforcement discretion under limited conditions with respect to Investigative New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. The enforcement discretion period ceased on May 31, 2021. We are not currently marketing these products in the United States.
Effect of Covid-19 Pandemic
While the outbreak of a novel strain of coronavirus (“Covid-19” or the “Covid-19 Pandemic”) is still ongoing, the effects on our operations, such as access restrictions to hospitals and difficulties obtaining donor materials, have largely been ameliorated as of September 30, 2021 and did not have a material effect on our operations during the three months ended September 30, 2021. We are continuously monitoring developments with respect to novel variants of the virus and government and societal responses to mitigate continued spread that may impact our operations.
With respect to the health and well-being of our employees, we continue to exercise an abundance of caution. We are allowing our non-essential employees to work from home, limiting non-essential travel, and advising all employees to receive a Covid-19 vaccine as soon as reasonably possible. None of these efforts have materially affected the Company’s operations for the three months ended September 30, 2021.
Results of Operations
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$63,074	$64,303	$(1,229)	(1.9)%
Cost of sales	10,129	10,289	(160)	(1.6)%
Gross profit	52,945	54,014	(1,069)	(2.0)%
Selling, general and administrative	46,289	48,046	(1,757)	(3.7)%
Investigation, restatement and related	3,170	12,027	(8,857)	(73.6)%
Research and development	4,368	3,372	996	29.5%
Amortization of intangible assets	193	276	(83)	(30.1)%
Loss on extinguishment of debt	—	(8,201)	8,201	(100.0)%
Interest expense, net	(963)	(1,472)	509	(34.6)%
Other income, net	—	1	(1)	(100.0)%
Income tax provision expense	(301)	(38)	(263)	692.1%
Net loss	$(2,339)	$(19,417)	17,078	(88.0)%
Net Sales
We recorded net sales for the three months ended September 30, 2021 of $63.1 million, a $1.2 million, or 1.9%, decrease compared to the three months ended September 30, 2020, in which we recognized revenue of $64.3 million. Net sales for the three months ended September 30, 2021 includes revenue recognized on the Remaining Contracts of $0.3 million, compared to $1.0 million for the three months ended September 30, 2020.

Adjusted Net Sales, which excludes cash collected on the Remaining Contracts, were $62.8 million for the three months ended September 30, 2021, a decrease of $0.5 million, or 0.8%, compared to $63.3 million for the three months ended September 30, 2020, which included $8.2 million of revenue related to Section 351 products.
Excluding sales of Section 351 products, Adjusted Net Sales increased $7.2 million, or 13.1%, over the prior year. This increase reflects growth in our AMNIOFIX sheet portfolio and sales of our EPICORD Expandable product launched in September 2020.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2021 and 2020 was $10.1 million and $10.3 million, respectively, a decrease of $0.2 million or 1.6%. Cost of sales was aided by favorable production variances, year-over-year. This effect was offset by write-downs recorded for discontinued products during the three months ended September 30, 2021.
Gross profit margin for the three months ended September 30, 2021 was 83.9% compared to 84.0% for the three months ended September 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 decreased $1.8 million, or 3.7%, to $46.3 million compared to $48.0 million for the three months ended September 30, 2020. The decrease in selling, general and administrative expenses during the period was driven by lower professional fees on legal and other matters. These effects were offset by increases in travel expenses over the prior year period, when we implemented travel restrictions in the midst of the Covid-19 Pandemic.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the three months ended September 30, 2021 were $3.2 million compared to $12.0 million for the three months ended September 30, 2020.
During the three months ended September 30, 2020, we incurred expenses toward the advancement of legal fees of certain former officers and directors of the Company. These expenses were not as significant during the same period in 2021.
We remain subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor, our former Chief Executive Officer and Chief Operating Officer) for whom legal proceedings are still ongoing, but we expect such expenses to continue to decrease over time.
We expect to continue to incur some litigation costs moving forward, but we expect a continued reduction in investigation, restatement, and related expenses from 2020, other than costs related to resolution of the securities class action matter, the amount and timing of which are highly uncertain. See Note 13, “Commitments and Contingencies” in the unaudited condensed consolidated financial statements for additional details.
Research and Development Expenses
Our research and development expenses increased approximately $1.0 million, or 29.5%, to $4.4 million for the three months ended September 30, 2021, compared to approximately $3.4 million for the three months ended September 30, 2020. The increase reflects increases in personnel costs, driven by increases in headcount to support clinical research efforts.
While we have increased our investments in clinical studies, we did not incur as much research and development expense as we had anticipated. This was the result of the delayed timing of our clinical trials. While we expect such costs to increase as we plan and execute clinical trials, the amount and timing of these expenses are dependent on whether our clinical trials merit further investment and other factors.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020. The decrease was the result of amortization on customer relationship assets that were impaired during the fourth quarter of 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $8.2 million for the three months ended September 30, 2020 as a result of the repayment and termination of our loan agreement with Blue Torch Financial, LLC.

Interest Expense, Net
Interest expense, net was $1.0 million for the three months ended September 30, 2021 compared to $1.5 million for the three months ended September 30, 2020, a decrease of $0.5 million, or 34.6%. The difference was the result of the amortization of deferred financing costs and original issue discount associated with the DD TL under the Hayfin Term Loan Agreement (described below under “Liquidity and Capital Resources”). The DD TL commitment period expired on June 30, 2021.
Other Income, Net
Other income, net, was negligible in each of the three months ended September 30, 2021 and 2020.
Income Tax Provision Expense
The effective tax rates for the Company were (14.8)% and (0.2)% for the three months ended September 30, 2021 and September 30, 2020, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$191,206	$179,686	$11,520	6.4%
Cost of sales	32,530	28,513	4,017	14.1%
Gross profit	158,676	151,173	7,503	5.0%
Selling, general and administrative	145,291	132,316	12,975	9.8%
Investigation, restatement and related	8,304	39,065	(30,761)	(78.7)%
Research and development	12,770	8,281	4,489	54.2%
Amortization of intangible assets	647	818	(171)	(20.9)%
Loss on extinguishment of debt	—	(8,201)	8,201	(100.0)%
Interest expense, net	(3,806)	(6,433)	2,627	(40.8)%
Other expense, net	(3)	(2)	(1)	50.0%
Income tax provision (expense) benefit	(355)	11,239	(11,594)	(103.2)%
Net loss	$(12,500)	$(32,704)	$20,204	(61.8)%
Net Sales
We recorded revenue for the nine months ended September 30, 2021 of $191.2 million, a $11.5 million, or 6.4%, increase compared to the nine months ended September 30, 2020, for which we recorded revenue of $179.7 million. Net sales for the nine months ended September 30, 2021 includes collections on the Remaining Contracts of $0.9 million, compared to $7.2 million of revenue for the nine months ended September 30, 2020.
Adjusted Net Sales, which excludes cash collected on the Remaining Contracts, were $190.3 million for the nine months ended September 30, 2021, compared to $172.4 million for the nine months ended September 30, 2020, an increase of $17.8 million or 10.3%. Adjusted Net Sales in these periods included net sales of Section 351 products of $17.2 million and $23.1 million, respectively. Exclusive of Section 351 sales, Adjusted Net Sales increased $23.7 million, or 15.9%.
The increase was primarily the result of an increase in sales volume due to the lessening of access restrictions imposed by hospitals and travel restrictions implemented in the wake of the Covid-19 Pandemic, as well as growth in our AMNIOFIX sheet portfolio and the positive impact of sales of our EPICORD Expandable product launched in September 2020.

Cost of Sales and Gross Profit Margin
Cost of sales for the nine months ended September 30, 2021 was $32.5 million, an increase of $4.0 million, or 14.1%, compared to $28.5 million for the nine months ended September 30, 2020. The increase was primarily driven by year-over-year increases in sales volume. In addition, we recognized inventory write-downs during the nine months ended September 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period, and other products which we are discontinuing. We do not anticipate these write-downs to continue in the future.
Gross profit margin for the nine months ended September 30, 2021 was 83.0% compared to 84.1% for the nine months ended September 30, 2020. The decrease in gross profit margin was primarily due to write-downs recorded during the nine months ended September 30, 2021, specifically related to Section 351 product, resulting from the end of the FDA’s Enforcement Discretion period. Taken together, these write-downs represented 0.9% of net sales for the period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $13.0 million, or 9.8%, to $145.3 million, compared to $132.3 million for the nine months ended September 30, 2020. The increase reflects the restoration of full-salary levels and merit increases that were previously restricted during the prior period, along with increased travel costs, which were previously reduced in the midst of the Covid-19 Pandemic. Furthermore, increases in sales commissions resulting from higher sales volumes also contributed to the increase.
Investigation, Restatement and Related Expenses
Investigation, restatement and related expenses for the nine months ended September 30, 2021 decreased approximately $30.8 million, or 78.7%, to $8.3 million compared to $39.1 million for the nine months ended September 30, 2020. The decrease was driven by a decrease in expenses toward the restatement of our prior period financial information and the advancement of legal fees of certain former officers and directors of the Company, as described above in the third quarter comparison. In addition, during the nine months ended September 30, 2021, we received funds from certain director and officer insurance policies, as well as negotiated reductions in previously-recognized legal expenses advanced on behalf of certain former members of management.
Research and Development Expenses
Our research and development expenses increased $4.5 million, or 54.2%, to $12.8 million for the nine months ended September 30, 2021, compared to $8.3 million for the nine months ended September 30, 2020. The increase reflects higher consulting fees, increases in personnel costs, driven both by the reversal of efforts to mitigate the effects of the Covid-19 Pandemic, as well as increases in headcount to support clinical research efforts.
While we have increased our investments in preclinical studies, we did not incur as much research and development expense as we had anticipated. This was the result of the delayed timing of our clinical trials. While we expect such costs to increase as we plan and execute clinical trials, the amount and timing of these expenses are dependent on whether our clinical trials merit further investment and other factors.
Amortization of Intangible Assets
Amortization expense decreased $0.2 million or 20.9% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. The decrease was the result of amortization on customer relationship assets that were impaired during the fourth quarter of 2020.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $8.2 million for the nine months ended September 30, 2020 as a result of the repayment and termination of our loan agreement with Blue Torch Financial, LLC.
Interest Expense, Net
Interest expense, net was $3.8 million for the nine months ended September 30, 2021 compared to $6.4 million for the nine months ended September 30, 2020. The difference is related to the lower outstanding principal balance, stated interest rate, and amortization of deferred financing costs and original issue discount on our Term Loan and DD TL compared to our previous term loan.

Other Expense, Net
Other expense, net was negligible in each of the nine months ended September 30, 2021 and 2020.
Income Tax Provision (Expense) Benefit
The effective tax rates for the Company were (2.9)% and 25.6% for the nine months ended September 30, 2021 and 2020, respectively. The change in effective tax rates was driven by modifications to the tax rules for carryback of net operating losses as a result of the CARES Act which resulted in a federal tax refund of $11.3 million and an income tax benefit of the same amount during the nine months ended September 30, 2020. There were no discrete items affecting the effective tax rate for the nine months ended September 30, 2021.
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
Adjusted Net Sales
Our reported net sales between periods, specifically those reported prior to and after the Transition, led to situations where we included revenue recognized on the cash basis and the “as-shipped” basis in the same period. Refer to Note 14, “Revenue,” of the unaudited condensed consolidated financial statements and Note 2, “Significant Accounting Policies” in the consolidated financial statements of our 2020 Form 10-K for additional details regarding the Transition. Adjusted Net Sales provides comparative assessments of our revenue and assists in evaluating our sales performance. Adjusted Net Sales consists of GAAP net sales less the effects of the revenue transition and allows the reader to understand the trend in sales irrespective of the change in revenue recognition method.
A reconciliation of GAAP net sales to Adjusted Net Sales is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$63,074	$64,303	$191,206	$179,686
Effect of change in revenue recognition	303	1,039	914	7,240
Adjusted net sales	$62,771	$63,264	$190,292	$172,446
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

Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) loss on extinguishment of debt, (v) income tax provision, (vi) costs incurred in connection with Audit Committee Investigation and Restatement, (vii) the effect of the change in revenue recognition on net loss, and (viii) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,339)	$(19,417)	$(12,500)	$(32,704)
Net margin	(3.7)%	(30.2)%	(6.5)%	(18.2)%
Non-GAAP Adjustments:
Depreciation expense	923	1,566	3,390	4,494
Amortization of intangible assets	193	276	647	818
Interest expense, net	963	1,472	3,806	6,433
Loss on extinguishment of debt	—	8,201	—	8,201
Income tax provision expense (benefit)	301	38	355	(11,239)
EBITDA	41	(7,864)	(4,302)	(23,997)
EBITDA margin	0.1%	(12.2)%	(2.2)%	(13.4)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	3,170	12,027	8,304	39,065
Effect of change in revenue recognition	(261)	(893)	(786)	(6,226)
Share-based compensation	3,811	3,669	11,115	11,452
Adjusted EBITDA	$6,761	$6,939	$14,331	$20,294
Adjusted EBITDA margin	10.7%	10.8%	7.5%	11.3%
Adjusted EBITDA, % of Adjusted Net Sales	10.8%	11.0%	7.5%	11.8%
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2021 was $1.3 million, compared to $20.0 million of cash used for the nine months ended September 30, 2020. The change was primarily the result of decreases in investigation, restatement, and related expenses, particularly those incurred with respect to the restatement of our prior period financial information and the indemnification of certain former officers and directors of the Company. In addition, we received $9.2 million in income tax refunds during the nine months ended September 30, 2021. These effects were offset in part by the reversal of our efforts to mitigate the Covid-19 Pandemic, which caused a year-over-year increase in selling, general and administrative expense, as well as year-over-year increases in research and development expenses.
Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2021 was $3.1 million, compared to $2.3 million for the nine months ended September 30, 2020. This increase was the result of a $0.8 million year-over-year increase in capital expenditures, incurred to improve our manufacturing facilities toward CGMP compliance.

Financing Activities
Net cash used in financing activities was $3.4 million during the nine months ended September 30, 2021 compared to cash provided of $62.8 million during the nine months ended September 30, 2020. Activity for the nine months ended September 30, 2020 included proceeds on the sale of our Series B Convertible Preferred Stock of $93.4 million, net of stock issuance costs. In addition, we received $46.7 million of proceeds in connection with the Hayfin Term Loan, net of original issue discount and deferred financing costs. These proceeds were used in combination with one another to repay the remaining principal balance and prepayment premium on our previous Term Loan Agreement of $73.4 million.
The remaining variance was driven by year-over-year increases in cash paid for stock repurchases for tax withholding, offset by year-over-year increases in cash proceeds from the exercise of stock options.
Contractual Obligations
For the nine months ended September 30, 2021, there were no significant changes to the contractual obligations from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results from Operations” in our 2020 Form 10-K.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of September 30, 2021, we had $90.6 million of cash and cash equivalents. We reported total current assets of $141.9 million and total current liabilities of $41.7 million at September 30, 2021, a current ratio of 3.4 as of September 30, 2021.
We are currently paying our obligations in the normal course of business.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:
•investments and expenditures required to achieve necessary regulatory approval and establish operations in new markets deemed strategically important toward the enhancement of our global footprint;
•investments and other expenditures required to advance our INDs and BLAs and identify new potential R&D investments;
•lawsuits or potential settlements for which we are not able to estimate a loss, or for which our ultimate loss exceeds our estimate. In addition, it is uncertain if we would be entitled to indemnification from our insurance providers for such matters; and
•indemnification agreements involving certain former members of our management team.
We have analyzed our ability to address aforementioned commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report. After completing this analysis, which included a review of updated expectations of revenue, margins, and expenses, we believe it is probable that we will meet all obligations as they come due.
Term Loan
We have an outstanding Loan Agreement with, among others, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded (the “Hayfin Loan Transaction”) on July 2, 2020 (the “Closing Date”), providing us with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan quarterly through the Maturity Date. No principal payments on the Term Loan are due and payable until the Maturity Date.
The interest rate applicable to any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%, plus the margin of 6.75%.
The margin on the interest rate is eligible for a reduction; as follows:
•6.75% per annum if the Company’s Total Net Leverage Ratio (as defined in the Hayfin Loan Agreement) is greater than 2.0x,

•6.5% per annum if the Company’s Total Net Leverage Ratio is less than 2.0x but greater than or equal to 1.0x, or
•6.0% per annum if the Total Net Leverage Ratio is less than 1.0x.
At September 30, 2021, the Total Net Leverage Ratio was 2.4x. At issuance, and as of September 30, 2021, the Term Loan carried an interest rate of 8.3%.
If an event of default (as defined by the Hayfin Term Loan Agreement) occurs, an additional 3.0% margin is applied to the interest rate until such event of default is cured. Alternatively, Hayfin may elect to call the Term Loan, requiring us to repay all outstanding principal, applicable prepayment premium, and accrued interest immediately.
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
The Term Loan specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Term Loan Agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before July 2, 2022: 2% of the principal balance repaid.
•After July 2, 2022 but on or before July 2, 2023: 1% of the principal balance repaid.
•After July 2, 2023: 0% of the principal balance repaid.
The Loan Agreement also includes certain negative covenants events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Credit Facilities may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Hayfin Loan Agreement).
Beginning with the fiscal year ending December 31, 2021, we are required to prepay the outstanding loans based on the percentage of the Company’s Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated, with the percentage determined based on the Total Net Leverage thresholds.
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
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2021 were $5.6 million.
Share Repurchases
During the three months ended September 30, 2021, we repurchased 15,354 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. Other than these transactions, we did not repurchase any shares of our common stock for the three months ended September 30, 2021. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contingencies
See Note 13, “Contractual Commitments and Contingencies”, to our unaudited condensed consolidated financial statements in Part I, Item 1 herein.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2021.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at September 30, 2021, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of certain material weaknesses in internal control over financial reporting, as described in Item 9A, “Controls and Procedures” of our 2020 10-K.
Remediation Plan and Status

Our remediation efforts previously identified in our Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2020 are ongoing and we continue our initiatives to implement and document policies, procedures and internal controls. This remediation effort has resulted in changes to the design of certain existing controls as well as the development of new controls. We are currently in the process of implementing and testing the operating effectiveness of these new and existing controls. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Under Exchange Act Rules 13a-15(d) and 15d-15(d), management is required to evaluate, with the participation of our principal executive officer and principal financial officer, any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than the ongoing remediation activities noted above, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2020 Form 10-K other than those set forth in its Form 10-Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2021:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2021	14,779	$12.24	—	$—
August 1 - August 31, 2021	575	$11.73	—	$—
September 1 - September 30, 2021	—	$—	—	$—
Total for the quarter	15,354	$12.22	—
(a) Shares repurchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

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

November 2, 2021	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer