Form 10-Q
period 2022-03-31
MIMEDX GROUP, INC.
filed 2022-05-03
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2022

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

There were 113,352,746 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 27, 2022.

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
Important Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus, as illustrated by our current business priorities and our ability to implement these priorities, including as a result of our no longer being able to market our micronized products and certain other products;
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
•our expectations regarding the regulatory pathway for our products, including our existing and planned investigative new drug application and pre-market approval requirements; current plans, designs, expected timelines, and expectations for success of our clinical trials; and our expectations regarding timing and receipt of necessary regulatory approvals for certain of our products, including Biological License Applications (“BLAs”);
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

•our expectations regarding government and other third-party coverage and reimbursement for our existing and new products;
•our expectations regarding future revenue growth;
•our belief in the sufficiency of our intellectual property rights in our technology;
•our expectations regarding our ability to procure sufficient supplies of human tissue to manufacture and process our products;
•our expectations regarding the outcome of pending litigation and investigations;
•our expectations regarding the ongoing and future effects arising from the investigation conducted by the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) that concluded in May 2019 relating to allegations regarding certain sales and distribution practices at the Company and certain other matters (the “Investigation” or the “Audit Committee Investigation”), the restatement of our consolidated financial statements previously filed in our Annual Report for the year ended December 31, 2016, as well as selected unaudited condensed consolidated financial data as of and for the years ended December 31, 2015 (Restated) and 2014 (Restated), which reflected adjustments to our previously filed consolidated financial statements as of and for the years ended December 31, 2015 and 2014 (collectively, the “Restatement”), and related litigation;
•the ongoing and future effects arising from the COVID-19 pandemic (“Covid-19”) on our business, employees, suppliers and other third parties with whom we do business, and our responses intended to mitigate such effects;

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
Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.
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
Estimates and Projections
This Quarterly Report includes certain estimates, projections and other statistical data. These estimates and projections reflect management’s best estimates based upon currently available information and certain assumptions we believe to be reasonable. These estimates are inherently uncertain, subject to risks and uncertainties, many of which are not within our control, have not been reviewed by our independent auditors and may be revised as a result of management’s further review. In addition, these estimates and projections are not a comprehensive statement of our financial results, and our actual results may differ materially from these estimates and projections due to developments that may arise between now and the time the results are final. There can be no assurance that the estimates will be realized, and our results may vary significantly from the estimates, including as a result of unexpected issues in our business and operations. Accordingly, you should not place undue reliance on such information. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$75,676	$87,083
Accounts receivable, net	37,674	40,353
Inventory	13,170	11,389
Prepaid expenses	6,136	6,146
Income tax receivable	680	743
Other current assets	2,571	2,809
Total current assets	135,907	148,523
Property and equipment, net	8,759	9,165
Right of use asset	4,364	4,696
Goodwill	19,976	19,976
Intangible assets, net	5,265	5,383
Other assets	172	186
Total assets	$174,443	$187,929
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,120	$7,385
Accrued compensation	17,102	23,595
Accrued expenses	9,812	9,812
Other current liabilities	1,557	1,565
Total current liabilities	36,591	42,357
Long term debt, net	48,239	48,127
Other liabilities	4,553	4,869
Total liabilities	$89,383	$95,353
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021	$92,494	$92,494
Stockholders' (deficit) equity
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at March 31, 2022 and December 31, 2021	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 113,525,178 issued and 113,352,410 outstanding at March 31, 2022 and 112,703,926 issued and 111,925,216 outstanding at December 31, 2021	114	113
Additional paid-in capital	165,490	165,695
Treasury stock at cost; 172,768 shares at March 31, 2022 and 778,710 shares at December 31, 2021	(840)	(4,017)
Accumulated deficit	(172,198)	(161,709)
Total stockholders' (deficit) equity	(7,434)	82
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$174,443	$187,929
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$58,894	$59,967
Cost of sales	9,936	9,641
Gross profit	48,958	50,326

Operating expenses:
Selling, general and administrative	49,570	45,404
Research and development	5,964	4,339
Investigation, restatement and related	2,552	7,196
Amortization of intangible assets	172	239
Operating loss	(9,300)	(6,852)

Other expense, net
Interest expense, net	(1,126)	(1,472)
Loss before income tax provision	(10,426)	(8,324)
Income tax provision expense	(63)	(58)
Net loss	$(10,489)	$(8,382)

Net loss available to common shareholders (Note 9)	$(12,075)	$(9,850)

Net loss per common share - basic	$(0.11)	$(0.09)
Net loss per common share - diluted	$(0.11)	$(0.09)

Weighted average common shares outstanding - basic	111,615,839	109,401,383
Weighted average common shares outstanding - diluted	111,615,839	109,401,383

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	3,998	—	—	—	3,998
Exercise of stock options	—	—	(972)	(124,334)	1,138	—	166
Issuance of restricted stock	821,252	1	(3,237)	(732,053)	3,236	—	—
Restricted stock canceled/forfeited	—	—	6	667	(6)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(10,489)	(10,489)
Balance at March 31, 2022	113,525,178	$114	$165,490	172,768	$(840)	$(172,198)	$(7,434)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(462)	—	—	—	(462)
Share-based compensation expense	—	—	3,244	—	—	—	3,244
Exercise of stock options	—	—	(1,364)	(310,813)	2,279	—	915
Issuance of restricted stock	—	—	(3,596)	(742,001)	3,596	—	—
Restricted stock shares canceled/forfeited	—	—	301	35,589	(301)	—	—
Shares repurchased for tax withholding	—	—	—	326,839	(3,216)	—	(3,216)
Net loss	—	—	—	—	—	(8,382)	(8,382)
Balance at March 31, 2021	112,703,926	$113	$156,733	1,083,297	$(5,091)	$(159,806)	$(8,051)
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,489)	$(8,382)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	3,998	3,244
Depreciation	860	1,161
Amortization of intangible assets	172	239
Amortization of deferred financing costs	112	415
Non-cash lease expenses	295	237
Accretion of asset retirement obligation	22	17
(Gain) loss on fixed asset disposal	(15)	236
Increase (decrease) in cash resulting from changes in:
Accounts receivable	2,679	3
Inventory	(1,781)	(1,221)
Prepaid expenses	11	910
Income taxes	63	54
Other assets	(298)	319
Accounts payable	456	(936)
Accrued compensation	(6,494)	(2,314)
Accrued expenses	550	(484)
Other liabilities	(364)	(177)
Net cash flows used in operating activities	(10,223)	(6,679)

Cash flows from investing activities:
Purchases of equipment	(118)	(1,941)
Patent application costs	(54)	(153)
Principal payments from note receivable	—	15
Proceeds from sale of equipment	24	—
Net cash flows used in investing activities	(148)	(2,079)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(1,191)	(3,216)
Proceeds from exercise of stock options	166	915
Principal payments on finance lease	(11)	(7)
Net cash flows used in financing activities	(1,036)	(2,308)

Net change in cash	(11,407)	(11,066)

Cash and cash equivalents, beginning of period	87,083	95,812
Cash and cash equivalents, end of period	$75,676	$84,746
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a transformational placental biologics company, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, the Company is focused on addressing unmet clinical needs in the areas of advanced wound care, surgical recovery applications, and musculoskeletal conditions. The Company derives its products from human placental tissues and process these tissues using its proprietary methods, including the PURION® process. The Company applies Current Good Tissue Practices, Current Good Manufacturing Practices, and terminal sterilization to produce its allografts. MIMEDX provides products primarily in the wound care, burn, and surgical recovery sectors of healthcare. All of its products are regulated by the U.S. Food & Drug Administration (“FDA”).
The Company’s business model is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion.
Enforcement Discretion
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act (“Section 361”) from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The Company identified its micronized and particulate products (collectively, the “Section 351 Products”) as being subject to regulation under Section 351, requiring pre-market approval from the FDA for a specified indication with demonstrated clinical efficacy.
The FDA exercised enforcement discretion with respect to Investigational New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. As of May 31, 2021, the Company stopped marketing its Section 351 Products in the United States and is precluded from marketing such products until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, the Company expects to be allowed to market its Section 351 Products in the United States, but only for specific indications as permitted by the FDA. Sales of the Company’s Section 351 Products were $0.4 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively. Sales of Section 351 Products during the three months ended March 31, 2022 were derived from sales outside the United States of America.
The Company currently markets EPICORD® and AMNIOCORD® tissue products derived from human umbilical cord as providing a protective environment or as a barrier. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval would be required. The loss of the Company’s ability to market and sell its umbilical cord-derived products would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Net sales of the Company’s umbilical cord-derived products were $5.6 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s cord inventory, which would be at risk for write-down in the case of such a determination, was $2.3 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively.
2.Significant Accounting Policies
Please see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the fiscal year. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2021 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates regarding asset retirement obligations, estimates for contingent liabilities, the measurement of right of use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments, estimates of sales returns and allowances, and valuation of deferred tax assets.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)”, which provides disclosure requirements regarding government grants and contributions. The ASU requires disclosure of the nature of transactions and related accounting policies used to account for transactions, the effect, including amounts, of government assistance on individual line items on the financial statements, and significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted the provisions of this ASU effective January 1, 2022. There was no impact upon adoption.
Recently Issued Accounting Standards Not Yet Adopted
All ASUs issued and not yet effective for the three months ended March 31, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, gross	$39,061	$41,540
Less: allowance for doubtful accounts	(1,387)	(1,187)
Accounts receivable, net	$37,674	$40,353
Bad debt expense (reversal), included in selling, general and administrative expense on the condensed consolidated statements of operations, for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Bad debt expense (reversal)	$223	$(21)

4.     Inventory
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$536	$364
Work in process	7,229	6,112
Finished goods	5,405	4,913
Inventory	$13,170	$11,389
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$9,170	$9,052
Laboratory and clean room equipment	16,255	16,567
Furniture and equipment	14,975	14,975
Construction in progress	683	397
Asset retirement cost	929	863
Finance lease right-of-use asset	189	189
Property and equipment, gross	42,201	42,043
Less: accumulated depreciation	(33,442)	(32,878)
Property and equipment, net	$8,759	$9,165
Depreciation expense for the three months ended March 31, 2022 and 2021, respectively, is summarized in the table below (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$860	$1,161
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,657	$(6,581)	$3,076	$9,578	$(6,408)	$3,170

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,181		1,181	1,205		1,205
Total intangible assets	$11,846		$5,265	$11,791		$5,383

Amortization expense for the three months ended March 31, 2022 and 2021 is summarized in the table below (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense	$172	$239
Expected future amortization of intangible assets as of March 31, 2022, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2022 (excluding the three months ended March 31, 2022)	$513
2023	684
2024	684
2025	289
2026	134
Thereafter	772
Total amortized intangible assets	$3,076
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Legal and settlement costs	$3,209	$2,806
Commissions to sales agents	2,444	2,630
Estimated sales returns	587	788
Accrued clinical trials	713	694
Accrued GPO fees	565	559
Accrued rebates	1,147	1,343
Other	1,147	992
Accrued expenses	$9,812	$9,812
8.    Long Term Debt, Net
Hayfin Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded on July 2, 2020 (the “Closing Date”), providing the Company with a senior secured term loan in an aggregate amount of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable on the Term Loan for the principal balance outstanding quarterly through the Maturity Date. No principal payments on the Term Loan are due and payable until the Maturity Date.
The Hayfin Loan Agreement also provided the Company an option to draw on an additional delayed draw term loan (the “DD TL,” collectively with the Term Loan, the “Credit Facilities”) in the form of a committed but undrawn facility until June 30, 2021. The Company did not exercise the option.
On February 28, 2022 (the “Amendment Date”), the Company executed an Amendment to the Hayfin Loan Agreement (the “Amendment”). The Amendment was accounted for as a modification. No gain or loss was recognized as a result of the Amendment and there was no change to the carrying amount of the debt on the Amendment Date.

The interest rate applicable to any borrowings under the Hayfin Loan Agreement, as amended, accrues at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the Term Loan will carry interest at the 6.75% margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%.
An additional 3.0% margin is applied to the interest rate in the event of a default as defined by the Hayfin Loan Agreement. At issuance and as of March 31, 2022, the Term Loan carried an interest rate of 8.3%.
The Hayfin Loan Agreement, as amended, contains financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Minimum Consolidated Total Net Sales (as defined in the Hayfin Loan Agreement, as amended) of varying amounts, required to be calculated on a quarterly basis, and
•Minimum Liquidity (as defined in the Hayfin Loan Agreement, as amended) of $20 million, an at-all-times financial covenant tested monthly.
As of March 31, 2022, the Company is in compliance with all financial covenants required under the Hayfin Loan Agreement.
The Hayfin Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, the Term Loan may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Hayfin Loan Agreement). Annually, beginning with the fiscal year ended December 31, 2021, the Company is required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated. No such prepayments have been required as of March 31, 2022.
A breach of a financial covenant in the Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
The Hayfin Loan Agreement, as amended, also specifies that any prepayment of the Term Loan, voluntary or mandatory, will subject the Company to a prepayment premium applicable as of the date of the prepayment as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 and on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
Original issue discount and deferred financing costs were allocated between the sale of the Series B Preferred Stock (which occurred on the same day as the funding of the Hayfin Loan Agreement as described below in Note 10) and the Hayfin Loan Agreement on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Loan Agreement were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. The allocation of the deferred financing costs and original issue discount between the Term Loan and the DD TL on July 2, 2020 was as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253
Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts is presented as part of interest expense, net on the unaudited condensed consolidated statement of operations. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Deferred financing costs and original issue discount associated with the DD TL were amortized using the straight line method through the expiration of the DD TL commitment term on June 30, 2021. Amortization of these amounts is presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021. The DD TL was subject to a commitment fee of 1% per annum of the amount undrawn, which was recognized as interest expense.
The balances of the Term Loan as of March 31, 2022 and December 31, 2021 were as follows (amounts in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,526)	(1,624)
Original issue discount	(235)	(249)
Long term debt, net	$48,239	$48,127
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Stated interest	$1,031	$1,031
Amortization of deferred financing costs	97	89
Accretion of original issue discount	15	13
Interest expense	$1,143	$1,133
`
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Commitment fee	$—	$63
Amortization of deferred financing costs	—	271
Accretion of original issue discount	—	41
Interest expense	$—	$375
A summary of principal payments due on the Term Loan, by year, from March 31, 2022 through maturity are as follows (amounts in thousands):

Year ending December 31,	Principal
2022 (excluding the three months ended March 31, 2022)	$—
2023	—
2024	—
2025	50,000
2026	—
Thereafter	—
Total long term debt	$50,000
As of March 31, 2022, the fair value of the Term Loan was $47.4 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to March 31, 2022 using this discount rate to determine fair value.

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
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three months ended March 31, 2022 and 2021 (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,489)	$(8,382)
Adjustments to reconcile to net loss available to common stockholders
Accumulated dividend on Series B Preferred Stock	1,586	1,006
Accretion of increasing-rate dividend feature	—	462
Total adjustments	1,586	1,468
Net loss available to common stockholders	$(12,075)	$(9,850)
Weighted average common shares outstanding	111,615,839	109,401,383
Basic net loss per common share	$(0.11)	$(0.09)
Diluted Net Loss Per Common Share
Diluted net loss per common share is calculated as net loss available to common stockholders, adjusted for dividends on convertible preferred stock (to the extent such conversions would be dilutive), divided by weighted average common shares outstanding plus potential common shares. The calculation of potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options and the issuance of restricted stock using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Convertible Preferred Stock using the if-converted method. The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back periodic accrued or deemed dividends on the Company’s Series B Convertible Preferred Stock, and assumes conversion as of the beginning of the period.
Each individual transaction is assessed for its dilutive effect on net loss per common share. To the extent that the transaction is antidilutive or does not reduce net loss per common share, the effect is excluded from the calculation.

The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss available to common stockholders	$(12,075)	$(9,850)
Adjustments:
Dividends on Series B Convertible Preferred Stock	1,586	1,468
Less: antidilutive adjustments	(1,586)	(1,468)
Total adjustments	—	—
Numerator	$(12,075)	$(9,850)
Weighted average shares outstanding	111,615,839	109,401,383
Adjustments
Potential common shares	29,459,846	30,470,089
Less: antidilutive potential common shares (a)	(29,459,846)	(30,470,089)
Total adjustments	—	—
Weighted average shares outstanding adjusted for potential common shares	111,615,839	109,401,383
Diluted net loss per common share	$(0.11)	$(0.09)
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended March 31,
	2022	2021
Series B Convertible Preferred Stock	27,850,916	26,497,570
Restricted stock awards	597,805	1,629,273
Restricted stock unit awards	822,642	1,349,898
Outstanding stock options	188,483	964,640
Performance stock unit awards	—	28,708
Potential common shares	29,459,846	30,470,089
10.    Equity
Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) paid a 4.0% cumulative dividend per annum prior to the quarterly dividend payment ending on June 30, 2021, and pays a 6.0% cumulative dividend per annum thereafter. Dividends, if declared, are paid at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to shareholders. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
Each share of Series B Preferred Stock is convertible into the Company’s common stock at any time at the option of the holder. Shares are converted based on the liquidation preference of $1,000 per share (the “Liquidation Preference”) plus any accrued or accumulated dividends through the date of the conversion at a conversion price of $3.85 per common share. The Series B Preferred Stock, including any accumulated and unpaid dividends, automatically converts into common stock at any time after July 2, 2023, provided that the common stock has traded at $7.70 per share or more for (i) 20 out of the preceding 30 consecutive trading days and (ii) on such date of conversion.
The holders of the Series B Preferred Stock, voting as a class, are entitled to appoint two members to the board of directors. The holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders on an as-converted basis as a single class with the common stock assuming a conversion price of $5.25 per share; provided that the votes represented by the Series B Preferred Stock cannot exceed 19.9% of the total voting stock of the Company.
Holders of the Series B Preferred Stock are also entitled to the Liquidation Preference plus all accumulated and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
If the Company undergoes a change of control (as defined), the Company will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the Liquidation Preference plus any accumulated and unpaid dividends, subject to the rights of the holders of the Series B Preferred Stock in connection with such change in control. If the Company does not exercise such repurchase right, holders of the Series B Preferred Stock will have the option to (1) require the Company to repurchase any or all of their then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the Liquidation Preference plus accumulated and unpaid dividends or (2) convert the Series B Preferred Stock into common stock and receive their pro rata consideration thereunder. Since the contingent redemption of the Series B Preferred Stock by the holders in the event of change in control is outside the Company’s control, the Series B Preferred Stock is classified as temporary equity.
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended March 31, 2022 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	100,000	$92,494
Activity	—	—
Balance at March 31, 2022	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended March 31, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	462
Balance at March 31, 2021	100,000	$92,030
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of March 31, 2022 was $8.8 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of March 31, 2022.
Based on accumulated dividends as of March 31, 2022, the Series B Preferred Stock was convertible into an aggregate of 28,262,957 shares of the Company’s common stock.
Restricted Stock Awards
The Company has issued several classes of restricted stock awards to employees: restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”). The following is summary information for restricted stock awards for the three months ended March 31, 2022.
As of March 31, 2022, there was $30.8 million of unrecognized share-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 2.24 years, which approximates the remaining vesting period of these grants.

The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2022 through March 31, 2022. Unvested RSA awards noted below are included in issued and outstanding common stock as of March 31, 2022, while unvested RSU awards are not included in issued or outstanding common stock as of March 31, 2022.

	RSA		RSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	877,197	$4.26	4,228,919	$8.64
Granted	—	—	2,183,670	5.21
Vested	(16,001)	3.14	(1,553,305)	8.18
Forfeited	(667)	5.12	(46,155)	10.07
Unvested at March 31, 2022	860,529	$4.28	4,813,129	$7.22
Stock Options
A summary of stock option activity for the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,444,845	$5.18
Granted	—	—
Exercised	(124,334)	1.33
Unvested options forfeited	—	—
Vested options expired	(5,000)	7.24
Outstanding at March 31, 2022	1,315,511	5.53	1.39	696,582
Exercisable at March 31, 2022	1,315,511	$5.53	1.39	$696,582
11. Income Taxes
The effective tax rates for the Company were (0.6)% and (0.7)% for the three months ended March 31, 2022 and March 31, 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$1,034	$1,094
Income taxes paid	—	4
Non-cash activities:
Right of use assets arising from operating lease liabilities	(37)	—
Right of use assets arising from finance lease liabilities	—	189
Note receivable for sale of property and equipment	—	75
Purchases of equipment in accounts payable	287	159
Fair value of non-cash consideration received for option exercise	—	380
Deemed dividends on Series B Preferred Stock	—	462

13. Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are in many cases overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated balance sheet as of March 31, 2022 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to Note 14, “Commitments and Contingencies” in the 2021 Form 10-K.
As of March 31, 2022, the Company has accrued $0.3 million related to legal proceedings. The actual costs to resolve these matters may be in excess of the amounts reserved.
The Company paid $0.4 million toward the resolution of legal matters involving the Company during the three months ended March 31, 2022. In addition, insurance providers have paid $0.6 million on the Company’s behalf to settle legal matters.
In addition, the Company recovered amounts from certain former officers and directors of the Company relating to legal fees previously advanced on their behalf. These funds were recognized as a reduction to investigation, restatement, and related expense on the condensed consolidated statement of operations for the three months ended March 31, 2022.
The following is a description of certain litigation and regulatory matters:
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020. The defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in MIMEDX prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues.
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
Since the mediation, the Company and Mr. Taylor reached an agreement to settle the matter between them. Negotiations with Mr. Petit are ongoing.
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
Below is a summary of net sales by each class of product (in thousands):

	Three Months Ended March 31,
	2022	2021
Advanced Wound Care
Tissue/Other	$52,852	$46,569
Cord	5,597	4,960
Total Advanced Wound Care	58,449	51,529
Section 351	377	8,140
Other(1)	68	298
Net sales	$58,894	$59,967
(1) “Other” represents revenue transactions in the indicated period relating to performance obligations settled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition. For all practical purposes, the Company is not able to allocate these revenue transactions to different product groups.
Disaggregation of Revenue by Customer
MIMEDX has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales through distributors (“Distributors”).
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct Customers	$57,473	$57,555
Distributors	1,421	2,412
Net sales	$58,894	$59,967

The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2022 or 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MIMEDX is a transformational placental biologics company, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. As a pioneer in placental biologics, we are focused on addressing unmet clinical needs in areas of advanced wound care, surgical recovery applications and musculoskeletal conditions. We derive our products from human placental tissues and process these tissues using our proprietary methods, including the PURION® process. We apply Current Good Tissue Practice (“CGTP”) and Current Good Manufacturing Practice (“CGMP”) standards in addition to terminal sterilization to produce our allografts. MIMEDX provides products primarily in the wound care, burn, and surgical recovery sectors of healthcare. All of our products are regulated by the United States Food and Drug Administration (“FDA”).
MIMEDX is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce products that treat another person (the recipient). MIMEDX has supplied over two million allografts, through both direct and consignment shipments. Our platform technologies include tissue allografts derived from the amnion and chorion layers of human placental membrane (EPIFIX® and AMNIOFIX®) and tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®).
EPIFIX and EPICORD products are marketed for external use, such as in advanced wound care applications, while our AMNIOFIX and AMNIOCORD products are positioned for use in surgical recovery applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
AMNIOFIX Injectable, or mdHACM, is a micronized configuration of AMNIOFIX and is not currently marketed in the United States. mdHACM is our lead product candidate for our late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions.
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
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The FDA exercised an enforcement discretion period under limited conditions with respect to Investigational New Drug (“IND”) applications and pre-market approval requirements, which ended on May 31, 2021 (“Enforcement Discretion”). We are not currently marketing our micronized and particulate products affected by the guidance in the United States.
Effect of Covid-19 Pandemic
The outbreak of a novel strain of coronavirus (“Covid-19” or the “Covid-19 Pandemic”) is still ongoing, though the effects on our operations, such as access restrictions to hospitals and difficulties obtaining donor materials, have largely ameliorated and did not have a material effect on our operations during the three months ended March 31, 2022. We are continuously monitoring for any developments that may impact our operations, including novel variants of the virus and government and societal responses to mitigate the spread.
We continue to exercise an abundance of caution with respect to the health and well-being of our employees. We are allowing our non-essential employees to work from home and advising all employees to receive a Covid-19 vaccine as soon as reasonably possible.
None of these efforts have materially affected the Company’s operations for the three months ended March 31, 2022.

Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$58,894	$59,967	$(1,073)	(1.8)%
Cost of sales	9,936	9,641	295	3.1%
Gross profit	48,958	50,326	(1,368)	(2.7)%
Selling, general and administrative	49,570	45,404	4,166	9.2%
Research and development	5,964	4,339	1,625	37.5%
Investigation, restatement and related	2,552	7,196	(4,644)	(64.5)%
Amortization of intangible assets	172	239	(67)	(28.0)%
Interest expense, net	(1,126)	(1,472)	346	(23.5)%
Income tax provision expense	(63)	(58)	(5)	8.6%
Net loss	$(10,489)	$(8,382)	(2,107)	25.1%
Net Sales
We recorded net sales for the three months ended March 31, 2022 of $58.9 million, a $1.1 million, or 1.8%, decrease compared to the three months ended March 31, 2021, in which we recognized revenue of $60.0 million. Our sales by product were as follows (amounts in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$52,852	$46,569	$6,283	13.5%
Cord	5,597	4,960	637	12.8%
Total Advanced Wound Care	58,449	51,529	6,920	13.4%
Section 351	377	8,140	(7,763)	(95.4)%
Other	68	298	(230)	(77.2)%
Net sales	$58,894	$59,967	$(1,073)	(1.8)%
The decrease reflects our inability to sell our Section 351 Products in the United States during the three months ended March 31, 2022, following the end of Enforcement Discretion on May 31, 2021. Sales of our Section 351 Products were $0.4 million for the three months ended March 31, 2022 compared to $8.1 million for the three months ended March 31, 2021, a decrease of $7.8 million.
This effect was partially offset by sales growth in our Advanced Wound Care products, which grew $6.9 million, or 13.4%, year-over-year. Our sales growth in this area was a result of our focus in the application of these products into areas of surgical recovery, as well as the results of our prior initiatives to expand and realign our sales team.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended March 31, 2022 and 2021 was $9.9 million and $9.6 million, respectively, an increase of $0.3 million, or 3.1%. Gross profit margin for the three months ended March 31, 2022 was 83.1% compared to 83.9% for the three months ended March 31, 2021.
Gross profit margin and cost of sales were negatively impacted by inflationary pressures during the three months ended March 31, 2022, increasing materials and labor costs. These effects were offset by higher yield and lower inventory write-downs, year-over-year.

Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $49.6 million, compared to $45.4 million for the for the for the three months ended March 31, 2021, an increase of $4.2 million, or 9.2%. The increase in these expenses reflects increases in personnel costs, sales commissions and travel expenses. Increases in personnel costs and sales commissions were the result of sales force realignment and expansion; additionally, our focus on sales of products into areas of Surgical Recovery resulted in a proportional increase in sales through sales agents. The increase in travel expenses reflects the removal of travel restrictions that we had in place during the three months ended March 31, 2021 due to the Covid-19 Pandemic.
After the end of Enforcement Discretion, we made the strategic decision to maintain our staffing levels, including our sales force, in support of our commercial growth objectives. As a result, the level of selling, general and administrative expense as a percentage of net sales is higher in the first quarter of 2022 compared to the prior year quarter and to our historical trends. In addition, due primarily to the annual reset of insurance deductibles at the beginning of each calendar year, net sales in the first quarter are typically lower than other quarters within a single year. We therefore expect the level of selling, general and administrative expenses as a percentage of net sales to decline over the remainder of 2022.
Research and Development Expense
Our research and development expense increased approximately $1.6 million, or 37.5%, to $6.0 million for the three months ended March 31, 2022, compared to approximately $4.3 million for the three months ended March 31, 2021. The increase reflects higher personnel costs, driven by increases in headcount to support clinical research efforts connected to our commercial and late-stage pipelines.
Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended March 31, 2022 were $2.6 million compared to $7.2 million for the three months ended March 31, 2021, a decrease of $4.6 million, or 64.5%. The decrease was primarily the result of a decline in legal fees advanced on behalf of certain former officers and directors of the Company, net of recoveries. In addition, we incurred lower litigation and settlement costs during the three months ended March 31, 2022 compared to the same period in the prior year.
We remain subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor, our former Chief Executive Officer and Chief Operating Officer) for whom legal proceedings are still ongoing. In addition, we expect to continue to incur some litigation costs relating to legal matters in which we are defendants. Overall, we expect investigation, restatement, and related expenses to decrease over time.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended March 31, 2022 and 2021.
Interest Expense, Net
Interest expense, net was $1.1 million for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021, a decrease of $0.4 million, or 23.5%. The difference was the result of the amortization of deferred financing costs and original issue discount associated with the DD TL under the Hayfin Loan Agreement (described below under “Liquidity and Capital Resources”). The DD TL commitment period expired on June 30, 2021.
Income Tax Provision Expense
The effective tax rates for the Company were (0.6)% and (0.7)% for the three months ended March 31, 2022 and March 31, 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.

Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP measures including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate such metrics may not be identical to the manner in which other companies calculate and present similar metrics. Company management uses these Non-GAAP measurements as aids in monitoring our ongoing financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
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
Adjusted EBITDA consists of GAAP net loss excluding:
(i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) costs incurred in connection with Audit Committee Investigation and Restatement, and (vi) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,489)	$(8,382)
Net margin	(17.8)%	(14.0)%
Non-GAAP Adjustments:
Depreciation expense	860	1,161
Amortization of intangible assets	172	239
Interest expense, net	1,126	1,472
Income tax provision expense	63	58
EBITDA	(8,268)	(5,452)
EBITDA margin	(14.0)%	(9.1)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	2,552	7,196
Share-based compensation	3,998	3,244
Adjusted EBITDA	$(1,718)	$4,988
Adjusted EBITDA margin	(2.9)%	8.3%

Discussion of Cash Flows
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $10.2 million, compared to $6.7 million of cash used for the three months ended March 31, 2021. The increase was the result of payments of accrued compensation during the three months ended March 31, 2022, which included greater internal commissions due to a restructuring of our internal commission arrangements during 2021. In addition, we paid payroll taxes which were deferred under the Coronavirus Aid, Relief, and Economic Security Act during the three months ended March 31, 2022. Decreases in investigation, restatement and related expenses were largely offset by increases in other operating expenses.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2022 was $0.1 million, compared to $2.1 million for the three months ended March 31, 2021. This decrease was the result of a $1.8 million year-over-year decrease in capital expenditures. In addition, patent application costs decreased $0.1 million, year-over-year.
Financing Activities
Net cash used in financing activities was $1.0 million during the three months ended March 31, 2022 compared to $2.3 million during the three months ended March 31, 2021. The decrease was the result of $2.0 million less cash paid for tax withholdings related to the vesting of restricted stock awards during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was offset by a $0.8 million decrease in cash proceeds from the exercise of stock options, year-over-year.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of March 31, 2022, we had $75.7 million of cash and cash equivalents. We reported total current assets of $135.9 million and total current liabilities of $36.6 million at March 31, 2022, a current ratio of 3.7 as of March 31, 2022.
We are currently paying our obligations in the ordinary course of business.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:
•investments and other expenditures required to advance our INDs and BLAs and other potential R&D investments;
•expenditures required to achieve necessary regulatory approval and establish operations in new markets deemed strategically important toward the enhancement of our global footprint;
•investments in manufacturing capacity to advance and expand our existing product portfolio; and
•indemnification agreements involving certain former members of our management team.
We have analyzed our ability to address the aforementioned commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report. After completing this analysis, which included a review of expectations of revenue, margins, and expenses, we believe that our existing cash and cash from operations will be sufficient to meet our obligations as they come due.
Term Loan
The Hayfin Loan Agreement was funded on July 2, 2020 and provided us with a senior secured term loan of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). On February 28, 2022 (the “Amendment Date”), we executed an Amendment to the Hayfin Loan Agreement (the “Amendment”).
No principal payments are due on the Term Loan until the Maturity Date.
Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. The interest rate applicable to any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75%. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5% plus the 6.75% margin.
An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default as defined in the Hayfin Loan Agreement, as amended. At issuance, and as of March 31, 2022, the Term Loan carried an interest rate of 8.3%.
If an event of default (as defined by the Hayfin Loan Agreement, as amended) occurs, an additional 3.0% margin is applied to the interest rate until such event of default is cured.
The Hayfin Loan Agreement, as amended, contains financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Consolidated Total Net Sales (as defined in the Hayfin Loan Agreement, as amended) of varying amounts, required to be calculated on a quarterly basis,
•Minimum Liquidity (as defined in the Hayfin Term Loan Agreement, as amended) of $20 million, an at-all-times financial covenant, tested monthly.
As of March 31, 2022, we are in compliance with all financial covenants required under the Hayfin Loan Agreement.
The Hayfin Loan Agreement, as amended, specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the Hayfin Loan Agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 but on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
The Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Hayfin Loan Agreement).
Beginning with the fiscal year ending December 31, 2021, we are required to prepay the outstanding loans based on the percentage of the Company’s Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such is generated. To date, we have not been required to make any prepayments under this provision.
Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of March 31, 2022.
The Series B Preferred Stock pays a 6.0% cumulative dividend per annum. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Dividend balances accumulate at the prevailing dividend rate for each dividend period for which they are outstanding.
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

We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of March 31, 2022 were $8.8 million.
Share Repurchases
During the three months ended March 31, 2022, we repurchased 249,778 shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock awards. Other than these transactions, we did not repurchase any shares of our common stock for the three months ended March 31, 2022. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contractual Obligations
For the three months ended March 31, 2022, there were no significant changes to the contractual obligations from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2021 Form 10-K.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect its financial position and results of operations. Management regularly reviews our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our 2021 Form 10-K. During the quarter covered by this report, there were no material changes to the accounting policies and assumptions previously disclosed.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at March 31, 2022, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. The description of our securities class action contained in Note 13, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2022:

	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	77,346	4.54	—	$—
March 1 - March 31, 2022	172,432	4.87	—	$—
Total for the quarter	249,778	$4.77	—
(a) Shares repurchased during the quarter represent shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and restricted stock units.
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
10.38
Amendment No. 1 to Loan Agreement dated as of February 28, 2022, which amends that certain Loan Agreement dated as of June 30, 2020 by and among MiMedx Group, Inc., certain subsidiaries of MiMedx Group, Inc. parties thereto, the Lenders from time to time party hereto, Hayfin Services LLP, as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 38.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022).

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

May 3, 2022	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer