Form 10-Q
period 2022-06-30
MIMEDX GROUP, INC.
filed 2022-08-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2022

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
Yes ☐ No ☒

There were 113,608,607 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 26, 2022.

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
Important Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus and current business priorities, and our ability to implement these priorities, including as a result of our no longer being able to market our micronized products and certain other products;
•our expectations regarding our ability to fund our ongoing operations and future operating costs and the sufficiency of our liquidity and existing capital resources to implement our current business priorities;;
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
•our expectations regarding costs relating to compliance with regulatory requirements, including those arising from our clinical trials, pursuit of Investigational New Drug applications and BLAs, and CGMP compliance;
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
Unless required by law, the Company does not intend, and undertakes no obligation, to update or publicly release any revision to any forward-looking statements, whether as a result of the receipt of new information, the occurrence of subsequent events, a change in circumstances or otherwise. Each forward-looking statement contained in this Quarterly Report is specifically qualified in its entirety by the aforementioned factors. Readers are advised to carefully read this Quarterly Report in conjunction with the important disclaimers set forth above prior to reaching any conclusions or making any investment decisions and not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Quarterly Report with the SEC.
Estimates and Projections
This Quarterly Report includes certain estimates, projections and other statistical data. These estimates and projections reflect management’s best estimates based upon currently available information and certain assumptions we believe to be reasonable as of the date of this Quarterly Report. These estimates are inherently uncertain, subject to risks and uncertainties, many of which are not within our control, have not been reviewed by our independent auditors and may be revised as a result of management’s further review. In addition, these estimates and projections are not a comprehensive statement of our financial results, and our actual results may differ materially from these estimates and projections due to developments that may arise between now and the time the results are final. There can be no assurance that the estimates will be realized, and our results may vary significantly from the estimates, including as a result of unexpected issues in our business and operations. Accordingly, you should not place undue reliance on such information. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$72,502	$87,083
Accounts receivable, net	37,661	40,353
Inventory	13,382	11,389
Prepaid expenses	4,085	6,146
Income tax receivable	809	743
Other current assets	2,570	2,809
Total current assets	131,009	148,523
Property and equipment, net	8,328	9,165
Right of use asset	4,049	4,696
Goodwill	19,976	19,976
Intangible assets, net	5,141	5,383
Other assets	164	186
Total assets	$168,667	$187,929
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,075	$7,385
Accrued compensation	17,280	23,595
Accrued expenses	10,002	9,812
Other current liabilities	1,781	1,565
Total current liabilities	37,138	42,357
Long term debt, net	48,356	48,127
Other liabilities	4,282	4,869
Total liabilities	$89,776	$95,353
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at June 30, 2022 and December 31, 2021	$92,494	$92,494
Stockholders' (deficit) equity
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2022 and December 31, 2021	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 113,609,274 issued and 113,608,271 outstanding at June 30, 2022 and 112,703,926 issued and 111,925,216 outstanding at December 31, 2021	114	113
Additional paid-in capital	169,352	165,695
Treasury stock at cost; 1,003 shares at June 30, 2022 and 778,710 shares at December 31, 2021	(3)	(4,017)
Accumulated deficit	(183,066)	(161,709)
Total stockholders' (deficit) equity	(13,603)	82
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$168,667	$187,929
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$66,883	$68,165	$125,777	$128,132
Cost of sales	11,823	12,760	21,759	22,401
Gross profit	55,060	55,405	104,018	105,731

Operating expenses:
Selling, general and administrative	55,793	53,599	105,363	99,003
Research and development	5,512	4,063	11,476	8,402
Investigation, restatement and related	3,218	(2,062)	5,770	5,134
Amortization of intangible assets	173	215	345	454
Operating loss	(9,636)	(410)	(18,936)	(7,262)

Other expense, net
Interest expense, net	(1,170)	(1,371)	(2,295)	(2,844)
Other expense, net	—	(3)	(1)	(2)
Loss before income tax provision	(10,806)	(1,784)	(21,232)	(10,108)
Income tax provision (expense) benefit	(62)	5	(125)	(53)
Net loss	$(10,868)	$(1,779)	$(21,357)	$(10,161)

Net loss available to common stockholders (Note 9)	$(12,496)	$(3,276)	$(24,571)	$(13,126)

Net loss per common share - basic	$(0.11)	$(0.03)	$(0.22)	$(0.12)
Net loss per common share - diluted	$(0.11)	$(0.03)	$(0.22)	$(0.12)

Weighted average common shares outstanding - basic	112,867,912	110,276,636	112,245,334	109,841,428
Weighted average common shares outstanding - diluted	112,867,912	110,276,636	112,245,334	109,841,428

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2022	113,525,178	$114	$165,490	172,768	$(840)	$(172,198)	$(7,434)
Share-based compensation expense	—	—	4,428	—	—	—	4,428
Exercise of stock options	84,096	—	143	(25,904)	128	—	271
Issuance of restricted stock	—	—	(723)	(148,696)	723	—	—
Restricted stock canceled/forfeited	—	—	14	2,835	(14)	—	—
Net loss	—	—	—	—	—	(10,868)	(10,868)
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2021	112,703,926	$113	$156,733	1,083,297	$(5,091)	$(159,806)	$(8,051)
Deemed dividends	—	—	(464)	—	—	—	(464)
Share-based compensation expense	—	—	4,060	—	—	—	4,060
Exercise of stock options	—	—	(668)	(141,516)	1,112	—	444
Issuance of restricted stock	—	—	(116)	(19,774)	116	—	—
Restricted stock shares canceled/forfeited	—	—	103	12,437	(103)	—	—
Shares repurchased for tax withholding	—	—	—	127,046	(1,347)	—	(1,347)
Net loss	—	—	—	—	—	(1,779)	(1,779)
Other	—	—	(928)	(239,502)	928	—	—
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	8,426	—	—	—	8,426
Exercise of stock options	84,096	—	(829)	(150,238)	1,266	—	437
Issuance of restricted stock	821,252	1	(3,960)	(880,749)	3,959	—	—
Restricted stock canceled/forfeited	—	—	20	3,502	(20)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(21,357)	(21,357)
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(926)	—	—	—	(926)
Share-based compensation expense	—	—	7,304	—	—	—	7,304
Exercise of stock options	—	—	(934)	(452,329)	2,293	—	1,359
Issuance of restricted stock	—	—	(3,576)	(761,775)	3,576	—	—
Restricted stock canceled/forfeited	—	—	251	48,026	(251)	—	—
Shares repurchased for tax withholding	—	—	—	453,885	(4,563)	—	(4,563)
Net loss	—	—	—	—	—	(10,161)	(10,161)
Other	—	—	(2,009)	(239,502)	2,009	—	—
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,357)	$(10,161)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	8,426	7,304
Depreciation	1,718	2,467
Bad debt expense	2,391	—
Amortization of intangible assets	345	454
Amortization of deferred financing costs	229	833
Non-cash lease expenses	610	480
Accretion of asset retirement obligation	46	37
(Gain) loss on fixed asset disposal	(15)	236
Increase (decrease) in cash resulting from changes in:
Accounts receivable	301	(1,820)
Inventory	(1,993)	224
Prepaid expenses	2,061	2,254
Income taxes	(66)	(93)
Other assets	(287)	1,387
Accounts payable	442	2,794
Accrued compensation	(6,316)	2,790
Accrued expenses	740	(13,752)
Other liabilities	(503)	(514)
Net cash flows used in operating activities	(13,228)	(5,080)

Cash flows from investing activities:
Purchases of equipment	(498)	(2,346)
Patent application costs	(103)	(200)
Principal payments from note receivable	—	45
Proceeds from sale of equipment	24	—
Net cash flows used in investing activities	(577)	(2,501)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(1,191)	(4,563)
Proceeds from exercise of stock options	437	1,359
Principal payments on finance lease	(22)	(20)
Net cash flows used in financing activities	(776)	(3,224)

Net change in cash	(14,581)	(10,805)

Cash and cash equivalents, beginning of period	87,083	95,812
Cash and cash equivalents, end of period	$72,502	$85,007
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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
The Company’s business is currently focused primarily on the United States but the Company is pursuing opportunities for international expansion.
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
The FDA exercised enforcement discretion with respect to Investigational New Drug (“IND”) applications and pre-market approval requirements through May 31, 2021. As of May 31, 2021, the Company stopped marketing its Section 351 Products in the United States and is precluded from marketing such products until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, the Company expects to be allowed to market its Section 351 Products in the United States again, but only for specific indications as permitted by the FDA. Sales of the Company’s Section 351 Products were $0.6 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $16.7 million for the six months ended June 30, 2022 and 2021, respectively. Sales of Section 351 Products during the three and six months ended June 30, 2022 were derived from sales outside the United States.
The Company currently markets EPICORD® and AMNIOCORD® tissue products derived from human umbilical cord as providing a protective environment or as a barrier. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval would be required. The loss of the Company’s ability to market and sell its umbilical cord-derived products would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Net sales of the Company’s umbilical cord-derived products were $5.9 million for each of the three months ended June 30, 2022 and 2021 and $11.5 million and $10.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s cord inventory, which would be at risk for write-down in the case of such a determination by the FDA, was $2.4 million and $1.9 million as of June 30, 2022 and December 31, 2021, respectively.
2.Significant Accounting Policies
Please see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2021 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates regarding asset retirement obligations, estimates for contingent liabilities, the measurement of right of use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments, estimate for allowance for doubtful accounts, estimates of sales returns and allowances, and valuation of deferred tax assets.
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
Recently Issued Accounting Standards Not Yet Adopted
All ASUs issued and not yet effective for the three and six months ended June 30, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, gross	$41,132	$41,540
Less: allowance for doubtful accounts	(3,471)	(1,187)
Accounts receivable, net	$37,661	$40,353
Bad debt expense, included in selling, general and administrative expense on the condensed consolidated statements of operations, for the three and six months ended June 30, 2022 were $2.2 million and $2.4 million, respectively. Bad debt expense for the three and six months ended June 30, 2021 was not significant in either period.

4.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$671	$364
Work in process	7,954	6,112
Finished goods	4,757	4,913
Inventory	$13,382	$11,389
As a result of the conclusion of the FDA’s period of Enforcement Discretion on May 31, 2021, the Company wrote-off $1.0 million of its Section 351 product inventory during the three and six months ended June 30, 2021. This amount is included as part of cost of sales on the unaudited condensed consolidated statements of operations for those periods.
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$9,190	$9,052
Laboratory and clean room equipment	16,292	16,567
Furniture and equipment	14,975	14,975
Construction in progress	974	397
Asset retirement cost	1,008	863
Finance lease right-of-use asset	189	189
Property and equipment, gross	42,628	42,043
Less: accumulated depreciation and amortization	(34,300)	(32,878)
Property and equipment, net	$8,328	$9,165
Depreciation expense for the three and six months ended June 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$858	$1,306	$1,718	$2,467
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,790	$(6,753)	$3,037	$9,578	$(6,408)	$3,170

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,096		1,096	1,205		1,205
Total intangible assets	$11,894		$5,141	$11,791		$5,383

Amortization expense for the three and six months ended June 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$173	$215	$345	$454
Expected future amortization of intangible assets as of June 30, 2022, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2022 (excluding the six months ended June 30, 2022)	$348
2023	696
2024	696
2025	301
2026	147
Thereafter	849
Total amortized intangible assets	$3,037
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Legal and settlement costs	$3,202	$2,806
Commissions to sales agents	2,086	2,630
Accrued group purchasing organization fees	1,099	559
Estimated sales returns	672	788
Accrued travel	611	385
Accrued clinical trials	611	694
Accrued rebates	551	1,343
Other	1,170	607
Accrued expenses	$10,002	$9,812
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
On February 28, 2022 (the “Amendment Date”), the Company executed an Amendment to the Hayfin Loan Agreement (the “Amendment”). The Amendment was accounted for as a modification. No gain or loss was recognized nor was there a change to the carrying amount of the debt as a result of the Amendment.

The interest rate applicable to any borrowings under the Hayfin Loan Agreement, as amended (the “Amended Hayfin Loan Agreement”), accrues at a rate equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the Term Loan will carry interest at the 6.75% margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%.
An additional 3.0% margin is applied to the interest rate in the event of a default as defined in the Amended Hayfin Loan Agreement. The Term Loan carried an interest rate of 8.3% at issuance and 9.0% as of June 30, 2022.
The Amended Hayfin Loan Agreement, contains financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Minimum Consolidated Total Net Sales (as defined in the Amended Hayfin Loan Agreement) of varying amounts, required to be calculated on a quarterly basis, and
•Minimum Liquidity (as defined in the Amended Hayfin Loan Agreement) of $20 million, an at-all-times financial covenant tested monthly.
As of June 30, 2022, the Company is in compliance with all financial covenants required under the Amended Hayfin Loan Agreement.
The Amended Hayfin Loan Agreement also includes events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, the Term Loan may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement). Annually, beginning with the fiscal year ended December 31, 2021, the Company is required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. No such prepayments have been required as of June 30, 2022.
A breach of a financial covenant in the Amended Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
The Amended Hayfin Loan Agreement also specifies that any prepayment of the Term Loan, voluntary or mandatory, will subject the Company to a prepayment premium applicable as of the date of the prepayment as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 and on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
Original issue discount and deferred financing costs were allocated between the sale of the Series B Preferred Stock (which occurred on the same day as the funding of the Hayfin Loan Agreement as described in Note 10) and the Hayfin Loan Agreement on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Loan Agreement were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. The allocation of the deferred financing costs and original issue discount between the Term Loan and the DD TL on July 2, 2020 was as follows (in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253
Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts is presented as part of interest expense, net on the unaudited condensed consolidated statement of operations. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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
The balances of the Term Loan as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,425)	(1,624)
Original issue discount	(219)	(249)
Long term debt, net	$48,356	$48,127
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest	$1,043	$1,031	$2,074	2,062
Amortization of deferred financing costs	101	92	199	181
Accretion of original issue discount	16	14	30	27
Interest expense	$1,160	$1,137	$2,303	$2,270
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commitment fee	$—	$63	$—	$126
Amortization of deferred financing costs	—	271	—	542
Accretion of original issue discount	—	42	—	83
Interest expense	$—	$376	$—	$751
A summary of principal payments due on the Term Loan, by year, from June 30, 2022 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2022 (excluding the six months ended June 30, 2022)	$—
2023	—
2024	—
2025	50,000
2026	—
Thereafter	—
Total long term debt	$50,000
As of June 30, 2022, the fair value of the Term Loan was $44.2 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to June 30, 2022 using this discount rate to determine fair value.

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
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(10,868)	$(1,779)	$(21,357)	$(10,161)
Adjustments to reconcile to net loss available to common stockholders
Accumulated dividend on Series B Preferred Stock	1,628	1,033	3,214	2,039
Accretion of increasing-rate dividend feature	—	464	—	926
Total adjustments	1,628	1,497	3,214	2,965
Net loss available to common stockholders	$(12,496)	$(3,276)	$(24,571)	$(13,126)
Weighted average common shares outstanding	112,867,912	110,276,636	112,245,334	109,841,428
Basic net loss per common share	$(0.11)	$(0.03)	$(0.22)	$(0.12)
Diluted Net Loss Per Common Share
Diluted net loss per common share is calculated as net loss available to common stockholders, adjusted for dividends on convertible preferred stock (to the extent conversion would be dilutive), divided by weighted average common shares outstanding plus potential common shares. The calculation of potential common shares considers incremental shares resulting from certain transactions, including the exercise of stock options and the issuance of restricted stock, using the treasury stock method, as well as the hypothetical conversion of the Company’s Series B Convertible Preferred Stock using the if-converted method. The treasury stock method assumes that proceeds from the transaction are used to purchase common stock at the average market price throughout the period. The if-converted method adds back periodic accrued or deemed dividends on the Company’s Series B Convertible Preferred Stock, and assumes conversion as of the beginning of the period.
Each individual transaction is assessed for its dilutive effect on net loss per common share. To the extent that the transaction is antidilutive or does not reduce net loss per common share, the effect is excluded from the calculation.

The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss available to common stockholders	$(12,496)	$(3,276)	$(24,571)	$(13,126)
Adjustments:
Dividends on Series B Convertible Preferred Stock	1,628	1,497	3,214	2,965
Less: antidilutive adjustments	(1,628)	(1,497)	(3,214)	(2,965)
Total adjustments	—	—	—	—
Numerator	$(12,496)	$(3,276)	$(24,571)	$(13,126)
Weighted average shares outstanding	112,867,912	110,276,636	112,245,334	109,841,428
Adjustments
Potential common shares	29,199,666	30,373,856	29,102,650	30,232,150
Less: antidilutive potential common shares (a)	(29,199,666)	(30,373,856)	(29,102,650)	(30,232,150)
Total adjustments	—	—	—	—
Weighted average shares outstanding adjusted for potential common shares	112,867,912	110,276,636	112,245,334	109,841,428
Diluted net loss per common share	$(0.11)	$(0.03)	$(0.22)	$(0.12)
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock	28,262,957	26,758,916	27,850,916	26,497,570
Restricted stock unit awards	487,708	1,471,412	635,997	1,345,953
Restricted stock awards	295,107	1,271,626	444,511	1,450,671
Outstanding stock options	92,406	838,644	140,312	906,811
Performance stock unit awards	61,488	33,258	30,914	31,145
Potential common shares	29,199,666	30,373,856	29,102,650	30,232,150
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
The holders of the Series B Preferred Stock, voting as a class, are entitled to appoint two members to the board of directors. The holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders on an as-converted basis as a single class with the common stock; provided that the votes represented by the Series B Preferred Stock cannot exceed 19.9% of the total voting stock of the Company and their votes cannot exceed a number of shares equal to the Liquidation Preference divided by $5.25 per share.
Holders of the Series B Preferred Stock are also entitled to the Liquidation Preference plus all accumulated and unpaid dividends in the event of a liquidation, dissolution, or winding-up of the Company.
If the Company undergoes a change of control (as defined), the Company will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the Liquidation Preference plus any accumulated and unpaid dividends, subject to the rights of the holders of the Series B Preferred Stock in connection with such change in control. If the Company does not exercise such repurchase right, holders of the Series B Preferred Stock will have the option to (1) require the Company to repurchase any or all of their then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the Liquidation Preference plus accumulated and unpaid dividends or (2) convert the Series B Preferred Stock into common stock and receive their pro rata consideration thereunder. Since the contingent redemption of the Series B Preferred Stock by the holders in the event of a change in control is outside the Company’s control, the Series B Preferred Stock is classified as temporary equity.
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended June 30, 2022 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at March 31, 2022	100,000	$92,494
Activity	—	—
Balance at June 30, 2022	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the three months ended June 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at March 31, 2021	100,000	$92,030
Deemed dividends	—	464
Balance at June 30, 2021	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the six months ended June 30, 2022 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	100,000	$92,494
Activity	—	—
Balance at June 30, 2022	100,000	$92,494
The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the six months ended June 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at June 30, 2021	100,000	$92,494
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of June 30, 2022 were $10.4 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of June 30, 2022.
Based on accumulated dividends as of June 30, 2022, the Series B Preferred Stock was convertible into an aggregate of 28,685,739 shares of the Company’s common stock.
Restricted Stock Awards
The Company has issued restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”) to its employees. The following is summary information for restricted stock awards for the six months ended June 30, 2022.
As of June 30, 2022, there was $36.3 million of unrecognized share-based compensation expense related to share-based payment arrangements. This expense is expected to be recognized over a weighted-average period of 2.19 years, which approximates the remaining vesting period of these grants.
The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2022 through June 30, 2022. Unvested RSAs noted below are included in issued and outstanding common stock as of June 30, 2022, while unvested RSUs and unvested PSUs are not included in issued or outstanding common stock as of June 30, 2022.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	877,197	$4.26	4,228,919	$8.64	—	$—
Granted	—	—	3,981,885	4.89	441,964	4.62
Vested	(598,097)	3.39	(1,702,001)	8.31	—	—
Forfeited	(3,502)	5.11	(170,475)	7.93	—	—
Unvested at June 30, 2022	275,598	$6.14	6,338,328	$6.39	441,964	$4.62
Performance Stock Units
The Company granted PSUs to certain executive officers during the six months ended June 30, 2022. These PSUs vest only to the extent that stipulated cumulative net sales targets are achieved for the year ending December 31, 2022, the two-year period ending December 31, 2023, and the three-year period ending December 31, 2024. Performance factors range from 50% to 150% of the net sales targets; if performance is below 50%, the PSUs do not vest. If total shareholder return (“TSR”), as defined below, is negative, vesting is limited to 100% of the award. All of the PSUs require recipients to continue employment with the Company through the vesting date, which will occur upon approval of the results with respect to the established targets by the Compensation Committee of the Board of Directors after December 31, 2024, but no later than March 15, 2025.
The TSR is calculated as the average trading price of the Company’s common stock during the final 30 trading days of 2024, adjusted for dividends paid on the Company’s common stock, less the average trading price during the final 30 trading days of 2021.
Since TSR is based on the Company’s share price, it represents a market condition, which is incorporated in the grant date fair value of shares in excess of 100% vesting. These awards were valued on the date of grant using a Monte Carlo simulation, the inputs for which were informed by a Black-Scholes option pricing model. The assumptions used in determining the fair value of these PSUs were as follows:

Assumption
Risk-free interest rate	2.68%
Expected term (years)	2.74
Expected volatility (annualized)	63.7%
Dividend yield	—%
Closing stock price on grant date	$4.62
Grant date fair value	$2.78

The expected term was derived from the date of the grant through the latest date of the resolution of the market condition. The risk-free interest rate was derived based on the U.S. Treasury Yield curve in effect at the date of grant for maturities of similar periods to the concluded term. The expected volatility was based on the Company’s historical daily stock price movements for a term similar in length to the expected term. The dividend yield was based on the Company’s history of dividends on its common stock.
Expense related to PSUs is recognized, straight-line, based on the grant date fair value of the relevant shares, over the requisite service period related to each individual tranche, limited to the extent that the achievement of the associated performance condition associated with that tranche is probable. The fair value of the awards subject to a market condition and expense recognized on such awards are not subsequently reconsidered based on the probability of achievement or ultimate resolution of the market condition. Accordingly, the Company may recognize share-based compensation expense for awards that do not ultimately vest.
Stock Options
A summary of stock option activity for the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,444,845	$5.18
Granted	—	—
Exercised	(234,334)	1.86
Unvested options forfeited	—	—
Vested options expired	(56,000)	2.27
Outstanding at June 30, 2022	1,154,511	5.99	1.25	84,791
Exercisable at June 30, 2022	1,154,511	$5.99	1.25	$84,791
11. Income Taxes
The effective tax rates for the Company were (0.6)% and 0.3% for the three months ended June 30, 2022 and 2021, respectively.
The effective tax rates for the Company were (0.6)% and (0.5)% for the six months ended June 30, 2022 and 2021, respectively.
There were no material discrete items affecting the effective tax rate in any period. Net operating losses incurred were offset by a valuation allowance.
12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$2,080	$2,207
Income taxes paid	184	157
Non-cash activities:
Purchases of equipment in accounts payable	255	67
Right of use assets arising from operating lease liabilities	(37)	—
Deemed dividends on Series B Preferred Stock	—	926
Fair value of non-cash consideration received for option exercises	—	380
Right of use assets arising from finance lease liabilities	—	189
Note receivable for sale of property and equipment	—	75

13. Commitments and Contingencies
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for an upcoming clinical trial program. As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial.
Under the terms of the Nordic Agreement, the Company is obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial, including $2.0 million within 30 days of execution of the agreement. The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to start-up and close-out. The milestone payments are revised semi-annually based on fluctuations in the consumer price index.
The Company has the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, the Company would be required to pay for services performed through the date of termination and any non-cancelable obligations.
No payments have been made under the Nordic Agreement as of June 30, 2022.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated balance sheet as of June 30, 2022 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to Note 14, “Commitments and Contingencies” in the 2021 Form 10-K.
As of June 30, 2022, there are no reserves related to legal proceedings.
The Company paid $0.7 million toward the resolution of legal matters involving the Company during the six months ended June 30, 2022. In addition, insurance providers have paid $0.6 million on the Company’s behalf to settle legal matters.
In addition, the Company recovered amounts from certain former officers and directors of the Company relating to legal fees previously advanced on their behalf. These funds were recognized as a reduction to investigation, restatement, and related expense on the condensed consolidated statement of operations for the six months ended June 30, 2022.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
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
On January 28, 2022, the Court denied CPFI’s motion to reconsider and motion to substitute class representative. On February 25, 2022, CPFI filed a Notice of Appeal in the 11th Circuit Court of Appeals, Case No. 22-10633-CC, and the issues are currently being briefed by the parties.
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
Following the mediation, the Company and Mr. Taylor reached an agreement to settle the matter between them. Negotiations with Mr. Petit are ongoing.
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
In addition to the matters described above, the Company is a party to a variety of other legal matters that arise in the ordinary course of the Company’s business, none of which are deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s business, results of operations, financial position or liquidity.
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

Below is a summary of net sales by class of product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advanced Wound Care
Tissue/Other	$60,274	$53,408	$113,126	$99,977
Cord	5,889	5,886	11,486	10,846
Total Advanced Wound Care	66,163	59,294	124,612	110,823
Section 351	642	8,558	1,019	16,698
Other(1)	78	313	146	611
Net sales	$66,883	$68,165	$125,777	$128,132
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
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct Customers	$64,860	$66,061	$122,333	$123,619
Distributors	2,023	2,104	3,444	4,513
Net sales	$66,883	$68,165	$125,777	$128,132
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or six months ended June 30, 2022 or 2021.

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
MIMEDX is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce products that treat another person (the recipient). MIMEDX has supplied over two million allografts, through both direct and consignment shipments. Our platform technologies include tissue allografts derived from the amnion and chorion layers of human placental membrane (EPIFIX® and AMNIOFIX®) and tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®). Our most recent product innovation, AMNIOEFFECTTM, introduced in June 2022 via limited market release, is a tri-layer placental tissue allograft that contains amnion, intermediate layer and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired.
EPIFIX and EPICORD products are marketed for external use, such as in advanced wound care applications, while our AMNIOFIX, AMNIOEFFECT and AMNIOCORD products are positioned for use in surgical recovery applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
AMNIOFIX Injectable, or mdHACM, is a micronized configuration of AMNIOFIX and is not currently marketed in the United States. mdHACM is our lead product candidate for our late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions.
We have two classes of products: (1) Advanced Wound Care products, or Section 361 products, consisting of our tissue and cord sheet allograft products, and (2) Section 351 Products, consisting of our micronized and particulate products, which, prior to May 31, 2021, the date the FDA’s period of enforcement discretion ended (as described below), were used to treat a variety of clinical conditions, including both advanced wound care and musculoskeletal applications. Our Advanced Wound Care business includes two product categories, Tissue/Other and Cord products. We sell product through two distribution channels: (1) direct to customers (healthcare professionals and/or facilities); and (2) sales through distributors.
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The FDA exercised enforcement discretion with respect to Investigational New Drug (“IND”) applications and pre-market approval requirements until May 31, 2021 (“Enforcement Discretion”). As of May 31, 2021, we stopped marketing our Section 351 products in the United States and are precluded from marketing such products until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, we expect to be allowed to market our Section 351 Products in the United States again, but only for specific indications as permitted by the FDA.
Business Unit Update
During the second quarter of 2022, we announced the creation of two defined, cohesive internal business units within the Company: (1) Wound Care & Surgical, focused on Wound Care and Surgical Recovery markets, our existing product portfolio, and near-term innovation; and (2) Regenerative Medicine & Biologics Innovation, focused solely on Regenerative Medicine technologies, specifically progressing our placental biologics platform towards registration as a U.S. Food & Drug Administration (FDA) approved biological drug. We anticipate transitioning our management structure on the basis of these two business units, and providing operating results by business unit in the future.

Effect of Covid-19 Pandemic
The COVID-19 Pandemic is still ongoing, though the effects on our operations, such as restricted access to hospitals and difficulties obtaining donor materials, have largely been ameliorated and did not materially affect our operations during the three months ended June 30, 2022. We are continuously monitoring for any developments that may impact our operations, including novel variants of the virus and government and societal responses to mitigate the spread.
We continue to exercise an abundance of caution with respect to the health and well-being of our employees. Our offices are open and staffed, and we are operating under a hybrid work model for some personnel as well as encouraging all employees to get vaccinated if they have not already done so.
Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$66,883	$68,165	$(1,282)	(1.9)%
Cost of sales	11,823	12,760	(937)	(7.3)%
Gross profit	55,060	55,405	(345)	(0.6)%
Selling, general and administrative	55,793	53,599	2,194	4.1%
Research and development	5,512	4,063	1,449	35.7%
Investigation, restatement and related	3,218	(2,062)	5,280	(256.1)%
Amortization of intangible assets	173	215	(42)	(19.5)%
Interest expense, net	(1,170)	(1,371)	201	(14.7)%
Other expense, net	—	(3)	3	(100.0)%
Income tax provision (expense) benefit	(62)	5	(67)	(1,340.0)%
Net loss	$(10,868)	$(1,779)	(9,089)	510.9%
Net Sales
We recorded net sales for the three months ended June 30, 2022 of $66.9 million, a $1.3 million decrease, or 1.9%, compared to the three months ended June 30, 2021, in which we recognized revenue of $68.2 million. Our sales by product were as follows (amounts in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$60,274	$53,408	$6,866	12.9%
Cord	5,889	5,886	3	0.1%
Total Advanced Wound Care	66,163	59,294	6,869	11.6%
Section 351	642	8,558	(7,916)	(92.5)%
Other	78	313	(235)	(75.1)%
Net sales	$66,883	$68,165	$(1,282)	(1.9)%
The decrease in net sales reflects our inability to sell our Section 351 Products in the United States during the three months ended June 30, 2022, following the end of Enforcement Discretion on May 31, 2021. Sales of our Section 351 Products were $0.6 million for the three months ended June 30, 2022 compared to $8.6 million for the three months ended June 30, 2021, a decrease of $7.9 million. Sales of Section 351 Products during the three months ended June 30, 2022 were derived from sales outside the United States.
Sales growth in our Advanced Wound Care products of $6.9 million, or 11.6% year-over-year, partially offset the decrease in Section 351 Product sales described above. Our sales growth in this area was a result of our focus on the application of these products into areas of surgical recovery, as well as the results of our prior initiatives to expand, realign and train our sales team.

Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2022 and 2021 was $11.8 million and $12.8 million, respectively, a decrease of $0.9 million, or 7.3%. Gross profit margin for the three months ended June 30, 2022 was 82.3% compared to 81.3% for the three months ended June 30, 2021.
Cost of sales for the three months ended June 30, 2021 included $1.0 million of inventory write-downs related to our Section 351 Products, resulting from the end of Enforcement Discretion. This decreased gross margin by 1.5%. There were no significant unusual write-downs during the.three months ended June 30, 2022. Gross margin for the three months ended June 30, 2022 was also positively aided by year-over-year changes in sales mix.
These effects on gross profit margin and cost of sales were offset by inflationary pressures, increasing materials and labor costs.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $55.8 million, compared to $53.6 million for the three months ended June 30, 2021, an increase of $2.2 million, or 4.1%. The increase in these expenses reflects increases in travel expenses and bad debt expense. The increase in travel expenses reflects the lifting of travel restrictions that were in place during the three months ended June 30, 2021 due to the COVID-19 Pandemic, as well as inflationary pressures experienced during the three months ended June 30, 2022. The increase in bad debt expense was a result of the deterioration of credit for certain specific customers.
The increase in selling, general and administrative expense was driven further by year-over-year increases in commissions due to our focus on sales of products into areas of Surgical Recovery, which resulted in a proportional increase in sales through sales agents.
The increase was partially offset by a decrease in expenses incurred in connection with our annual meeting of stockholders. During the three months ended June 30, 2022 we incurred $2.1 million in consulting and advisory expenses related to a withhold the vote campaign launched by a shareholder. This compares to $3.8 million of expenses incurred during the three months ended June 30, 2021 related to a proxy contest initiated by the same shareholder.
The remaining variance was primarily the result of year-over-year decreases in depreciation expense.
Research and Development Expense
Our research and development expense increased $1.4 million, or 35.7%, to $5.5 million for the three months ended June 30, 2022, compared to $4.1 million for the three months ended June 30, 2021. The increase reflects higher personnel costs, driven by increases in headcount to support clinical research efforts connected to our commercial and late-stage pipelines. This was offset by a year-over-year decrease in professional services expenses and clinical trial expenses that we had incurred during the three months ended June 30, 2021 to close out and analyze the results of our clinical trials. The remaining variance was primarily the result of increases in development and testing costs.
As discussed in the “Contractual Obligations” section below, we have engaged Nordic Bioscience Clinical Development A/S to carry out our Knee Osteoarthritis clinical trial program. Under the terms of this agreement, we are obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial, as well as certain other costs necessary to complete the clinical trial. We expect to begin incurring expenses related to this arrangement in the third quarter of 2022.
Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended June 30, 2022 was $3.2 million compared to a benefit of $2.1 million for the three months ended June 30, 2021.
The prior year benefit was primarily the result of funds received from certain director and officer insurance policies during the three months ended June 30, 2021, as well as negotiated reductions in previously-recognized legal expenses advanced on behalf of certain former members of management. Excluding these negotiated payments and reductions, our expenses decreased, year-over-year.

Expenses incurred during the three months ended June 30, 2022 and 2021 included amounts related to legal fees advanced under indemnification agreements with certain former members of management. We remain subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor, our former Chief Executive Officer and Chief Operating Officer) for whom legal proceedings are still ongoing, in particular, our former Chief Financial Officer. Overall, costs to defend ourselves in legal matters related to the findings of the Audit Committee Investigation from May 2019 also decreased, year-over-year.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended June 30, 2022 and 2021.
Interest Expense, Net
Interest expense, net was $1.2 million for the three months ended June 30, 2022 compared to $1.4 million for the three months ended June 30, 2021, a decrease of $0.2 million, or 14.7%. The difference was the result of the amortization of deferred financing costs and original issue discount associated with a delayed draw term loan facility under the Hayfin Loan Agreement (described below under “Liquidity and Capital Resources”), which ceased at the conclusion of the commitment period for the delayed draw facility on June 30, 2021.
We expect interest expense to increase in future quarters as a result of the rising interest rate environment, as the London Interbank Offered Rate (“LIBOR”) increases to levels above the 1.5% floor stipulated in our Term Loan.
Income Tax Provision (Expense) Benefit
The effective tax rates for the Company were (0.6)% and 0.3% for the three months ended June 30, 2022 and June 30, 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$125,777	$128,132	$(2,355)	(1.8)%
Cost of sales	21,759	22,401	(642)	(2.9)%
Gross profit	104,018	105,731	(1,713)	(1.6)%
Selling, general and administrative	105,363	99,003	6,360	6.4%
Research and development	11,476	8,402	3,074	36.6%
Investigation, restatement and related	5,770	5,134	636	12.4%
Amortization of intangible assets	345	454	(109)	(24.0)%
Interest expense, net	(2,295)	(2,844)	549	(19.3)%
Other expense, net	(1)	(2)	1	(50.0)%
Income tax provision expense	(125)	(53)	(72)	135.8%
Net loss	$(21,357)	$(10,161)	$(11,196)	110.2%
Net Sales
We recorded net sales for the six months ended June 30, 2022 of $125.8 million, a $2.4 million decrease, or 1.8%, compared to the six months ended June 30, 2021, for which we recorded net sales of $128.1 million. Our sales by product were as follows (amounts in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$113,126	$99,977	$13,149	13.2%
Cord	11,486	10,846	640	5.9%
Total Advanced Wound Care	124,612	110,823	13,789	12.4%
Section 351	1,019	16,698	(15,679)	(93.9)%
Other	146	611	(465)	(76.1)%
Net sales	$125,777	$128,132	$(2,355)	(1.8)%
The decrease in net sales reflects our inability to sell our Section 351 Products in the United States during the six months ended June 30, 2022, following the end of Enforcement Discretion on May 31, 2021. Sales of our Section 351 Products were $1.0 million for the six months ended June 30, 2022 compared to $16.7 million for the three months ended June 30, 2021, a decrease of $15.7 million. Sales of Section 351 Products during the six months ended June 30, 2022 were derived from sales outside the United States.
Sales growth in our Advanced Wound Care products of $13.8 million, or 12.4%, year-over-year, partially offset the decrease in Section 351 Product sales described above. Our sales growth in this area was a result of our focus on the application of these products into areas of surgical recovery, as well as the results of our prior initiatives to expand, realign and train our sales team.
Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2022 was $21.8 million, a decrease of $0.6 million, or 2.9%, compared to $22.4 million for the six months ended June 30, 2021.
Gross profit margin for the six months ended June 30, 2022 was 82.7% compared to 82.5% for the six months ended June 30, 2021.
Cost of sales for the six months ended June 30, 2021 included $1.0 million of inventory write-downs related to our Section 351 Products, resulting from the end of Enforcement Discretion. This decreased gross margin by 0.8%. There were no significant unusual write-downs during the six months ended June 30, 2022.
Gross profit margin and cost of sales during the six months ended June 30, 2022 were negatively impacted by inflationary pressures, increasing material and labor costs. This effect was offset by year-over-year changes in sales mix.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the six months ended June 30, 2022 increased $6.4 million, or 6.4%, to $105.4 million, compared to $99.0 million for the six months ended June 30, 2021. The increase in these expenses reflects increases in travel expenses, sales commissions, personnel costs, and bad debt expense. The increase in travel expenses reflects the lifting of travel restrictions that were in place during the six months ended June 30, 2021 due to the COVID-19 Pandemic, as well as inflationary pressures experienced during the six months ended June 30, 2022. Increases in personnel costs and sales commissions were the result of annual compensation adjustments as well as sales force realignment and expansion; additionally, our focus on sales of products into areas of Surgical Recovery resulted in a proportional increase in sales through sales agents. The increase in bad debt expense was a result of the deterioration of credit for certain specific customers.
The increase was partially offset by a decrease in expenses incurred in connection with our annual meeting of stockholders. During the six months ended June 30, 2022 we incurred $2.1 million in consulting and advisory expenses related to a withhold the vote campaign launched by a shareholder. This compares to $3.8 million of similar expenses incurred during the six months ended June 30, 2021 related to a proxy contest initiated by the same shareholder.
The remaining variance was the result of year-over-year decreases in depreciation expense.
Research and Development Expense
Our research and development expenses increased $3.1 million, or 36.6%, to $11.5 million for the six months ended June 30, 2022, compared to $8.4 million for the six months ended June 30, 2021. The increase reflects higher personnel costs, driven by increases in headcount to support clinical research efforts connected to our commercial and late-stage pipelines. This effect was offset primarily by decreases in clinical trial and professional services expenses that we had incurred during the six months ended June 30, 2021, to close out and analyze the results of our clinical trials.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the six months ended June 30, 2022 increased approximately $0.6 million, or 12.4%, to $5.8 million compared to $5.1 million for the six months ended June 30, 2021. The increase reflects receipt of funds from certain director and officer insurance policies during the six months ended June 30, 2021. This effect was offset by year-over year decreases in indemnification fees, net of negotiated reductions, advanced to former officers and directors of the Company and litigation expenses toward our defense in legal matters. Expenses incurred during the six months ended June 30, 2022 and 2021 included amounts related to legal fees advanced under indemnification agreements with certain former members of management, in particular, our former Chief Financial Officer.
Amortization of Intangible Assets
Amortization expense decreased $0.1 million or 24.0% from the six months ended June 30, 2021 to the six months ended June 30, 2022. The decrease was the result of amortization avoided on licenses, supplier relationships, and non-compete agreements, which were fully amortized or impaired during 2021.
Interest Expense, Net
Interest expense, net was $2.3 million for the six months ended June 30, 2022 compared to $2.8 million for the six months ended June 30, 2021. The difference was the result of the amortization of deferred financing costs and original issue discount associated with a delayed draw term loan facility under the Hayfin Loan Agreement (described below under “Liquidity and Capital Resources”), which ceased at the conclusion of the commitment period for the delayed draw facility on June 30, 2021.
Income Tax Provision Expense
The effective tax rates for the Company were (0.6)% and (0.5)% for the six months ended June 30, 2022 and 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
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
Adjusted EBITDA is intended to provide an enduring, normalized view of EBITDA and our broader business operations that we expect to experience on an ongoing basis by removing certain non-cash items and items which may be irregular, one-time, or non-recurring from EBITDA. This also includes share-based compensation, which is predominantly settled in shares. This enables us to identify underlying trends in our business that could otherwise be masked by such items.
Adjusted EBITDA consists of GAAP net loss excluding:
(i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) costs incurred in connection with the Audit Committee Investigation and Restatement, and (vi) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(10,868)	$(1,779)	$(21,357)	$(10,161)
Net margin	(16.2)%	(2.6)%	(17.0)%	(7.9)%
Non-GAAP Adjustments:
Depreciation expense	858	1,306	1,718	2,467
Amortization of intangible assets	173	215	345	454
Interest expense, net	1,170	1,371	2,295	2,844
Income tax provision	62	(5)	125	53
EBITDA	(8,605)	1,108	(16,874)	(4,343)
EBITDA margin	(12.9)%	1.6%	(13.4)%	(3.4)%
Additional Non-GAAP Adjustments
Costs (benefits) incurred in connection with Audit Committee Investigation and Restatement	3,218	(2,062)	5,770	5,134
Share-based compensation	4,428	4,060	8,426	7,305
Adjusted EBITDA	$(959)	$3,106	$(2,678)	$8,096
Adjusted EBITDA margin	(1.4)%	4.6%	(2.1)%	6.3%
Discussion of Cash Flows
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2022 was $13.2 million, compared to $5.1 million of cash used for the six months ended June 30, 2021. The increase was driven primarily by year-over-year increases in selling, general and administrative expenses and research and development expenses. In addition, payments of accrued compensation increased for the six months ended June 30, 2022 due to a restructuring of our internal commission arrangements during 2021. These effects were offset by year-over-year decreases in payments related to legal accruals and recoveries from director and officer insurance policies during the six months ended June 30, 2021.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2022 was $0.6 million, compared to $2.5 million for the six months ended June 30, 2021. This decrease was the result of a $1.8 million year-over-year decrease in capital expenditures. In addition, patent application costs decreased $0.1 million, year-over-year.
Financing Activities
Net cash used in financing activities was $0.8 million during the six months ended June 30, 2022 compared to $3.2 million during the six months ended June 30, 2021. The decrease was the result of a $3.4 million decrease in cash paid for tax withholdings upon the vesting of restricted stock awards during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was offset by a $0.9 million decrease in cash proceeds from the exercise of stock options, year-over-year.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of June 30, 2022, we had $72.5 million of cash and cash equivalents. We reported total current assets of $131.0 million and total current liabilities of $37.1 million at June 30, 2022, a current ratio of 3.5 as of June 30, 2022.
We are currently paying our obligations in the ordinary course of business.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:

•expenditures required to conduct clinical trials to advance our BLAs and other potential R&D investments;
•expenditures required to achieve necessary regulatory approval and establish operations in new markets deemed strategically important toward the enhancement of our global footprint;
•investments in manufacturing capacity to advance and expand our existing product portfolio; and
•indemnification payments to certain former members of our management team.
We have analyzed our ability to address these commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report. After completing this analysis, which included a review of expectations of revenue, margins, and expenses, we believe that our existing cash and cash from operations will be sufficient to meet our obligations as they come due.
Term Loan
The Hayfin Loan Agreement was funded on July 2, 2020 and provided us with a senior secured term loan of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). On February 28, 2022 (the “Amendment Date”), we executed an Amendment to the Hayfin Loan Agreement.
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
An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default as defined in the Hayfin Loan Agreement, as amended (the “Amended Hayfin Loan Agreement”). As of June 30, 2022, the Term Loan carried an interest rate of 9.0%.
If an event of default (as defined by the Amended Hayfin Loan Agreement) occurs, an additional 3.0% margin is applied to the interest rate until such event of default is cured.
The Amended Hayfin Loan Agreement contains financial covenants requiring the Company, on a consolidated basis, to maintain the following:
•Maximum Consolidated Total Net Sales (as defined in the Amended Hayfin Loan Agreement) of varying amounts, required to be calculated on a quarterly basis, and
•Minimum Liquidity (as defined in the Amended Hayfin Loan Agreement) of $20 million, an at-all-times financial covenant, tested monthly.
As of June 30, 2022, we are in compliance with all financial covenants required under the Amended Hayfin Loan Agreement.
The Amended Hayfin Loan Agreement specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 but on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
The Amended Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Amended Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement).
Beginning with the fiscal year ending December 31, 2021, we are required to prepay the outstanding loans based on the percentage of our Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. To date, we have not been required to make any prepayments under this provision.

Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of June 30, 2022.
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
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of June 30, 2022 were $10.4 million.
Share Repurchases
We did not repurchase any shares of our common stock, during the three months ended June 30, 2022. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contractual Obligations
Nordic Agreement
In June 2022, we entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for our upcoming Knee Osteoarthritis clinical trial program, which we expect to begin later this year. As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial.
Under the terms of the Nordic Agreement, we are obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial, including $2.0 million within 30 days of execution of the agreement. The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to start-up and close-out. The milestone payments are revised semi-annually based on fluctuations in the consumer price index.
We have the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, we would be required to pay for services performed through the date of termination and any non-cancelable obligations.
No payments have been made under the Nordic Agreement as of June 30, 2022.
Other Obligations
Other than the obligations discussed above, there were no significant changes to our contractual obligations during the six months ended June 30, 2022 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2021 Form 10-K.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at June 30, 2022, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2022	—	$—	—	$—
May 1 - May 31, 2022	—	—	—	$—
June 1 - June 30, 2022	—	—	—	$—
Total for the quarter	—	$—	—
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

#	Filed or furnished herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2022	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer