Form 10-Q
period 2022-09-30
MIMEDX GROUP, INC.
filed 2022-11-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2022

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
Yes ☐ No ☒

There were 113,668,179 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,217	$87,083
Accounts receivable, net	40,830	40,353
Inventory	13,976	11,389
Prepaid expenses	4,679	6,146
Income tax receivable	756	743
Other current assets	2,582	2,809
Total current assets	136,040	148,523
Property and equipment, net	7,912	9,165
Right of use asset	3,728	4,696
Goodwill	19,976	19,976
Intangible assets, net	4,992	5,383
Other assets	150	186
Total assets	$172,798	$187,929
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,820	$7,385
Accrued compensation	24,090	23,595
Accrued expenses	10,986	9,812
Other current liabilities	1,962	1,565
Total current liabilities	45,858	42,357
Long term debt, net	48,475	48,127
Other liabilities	5,491	4,869
Total liabilities	$99,824	$95,353
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at September 30, 2022 and December 31, 2021	$92,494	$92,494
Stockholders' (deficit) equity
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2022 and December 31, 2021	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 113,670,017 issued and 113,668,179 outstanding at September 30, 2022 and 112,703,926 issued and 111,925,216 outstanding at December 31, 2021	114	113
Additional paid-in capital	171,865	165,695
Treasury stock at cost; 1,838 shares at September 30, 2022 and 778,710 shares at December 31, 2021	(7)	(4,017)
Accumulated deficit	(191,492)	(161,709)
Total stockholders' (deficit) equity	(19,520)	82
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$172,798	$187,929
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$67,689	$63,074	$193,466	$191,206
Cost of sales	12,188	10,129	33,947	32,530
Gross profit	55,501	52,945	159,519	158,676

Operating expenses:
Selling, general and administrative	53,475	46,289	158,838	145,291
Research and development	5,953	4,368	17,429	12,770
Investigation, restatement and related	3,001	3,170	8,771	8,304
Amortization of intangible assets	175	193	519	647
Operating loss	(7,103)	(1,075)	(26,038)	(8,336)

Other expense, net
Interest expense, net	(1,270)	(963)	(3,566)	(3,806)
Other expense, net	—	—	(1)	(3)
Loss before income tax provision	(8,373)	(2,038)	(29,605)	(12,145)
Income tax provision expense	(53)	(301)	(178)	(355)
Net loss	$(8,426)	$(2,339)	$(29,783)	$(12,500)

Net loss available to common stockholders (Note 9)	$(10,096)	$(3,913)	$(34,667)	$(17,039)

Net loss per common share - basic	$(0.09)	$(0.04)	$(0.31)	$(0.15)
Net loss per common share - diluted	$(0.09)	$(0.04)	$(0.31)	$(0.15)

Weighted average common shares outstanding - basic	113,448,251	110,717,073	112,650,713	110,136,517
Weighted average common shares outstanding - diluted	113,448,251	110,717,073	112,650,713	110,136,517

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)
Share-based compensation expense	—	—	2,372	—	—	—	2,372
Exercise of stock options	49,666	—	132	(1,001)	5	—	137
Issuance of restricted stock	11,077	—	—	—	—	—	—
Restricted stock canceled/forfeited	—	—	9	1,836	(9)	—	—
Net loss	—	—	—	—	—	(8,426)	(8,426)
Balance at September 30, 2022	113,670,017	$114	$171,865	1,838	$(7)	$(191,492)	$(19,520)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2021	112,703,926	$113	$158,720	821,988	$(4,385)	$(161,585)	$(7,137)
Share-based compensation expense	—	—	3,811	—	—	—	3,811
Exercise of stock options	—	—	(250)	(30,032)	295	—	45
Issuance of restricted stock	—	—	(477)	(48,630)	477	—	—
Restricted stock shares canceled/forfeited	—	—	199	18,348	(199)	—	—
Shares repurchased for tax withholding	—	—	—	15,354	(188)	—	(188)
Net loss	—	—	—	—	—	(2,339)	(2,339)
Balance at September 30, 2021	112,703,926	$113	$162,003	777,028	$(4,000)	$(163,924)	$(5,808)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	10,798	—	—	—	10,798
Exercise of stock options	133,762	—	(697)	(151,239)	1,271	—	574
Issuance of restricted stock	832,329	1	(3,960)	(880,749)	3,959	—	—
Restricted stock canceled/forfeited	—	—	29	5,338	(29)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(29,783)	(29,783)
Balance at September 30, 2022	113,670,017	$114	$171,865	1,838	$(7)	$(191,492)	$(19,520)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(926)	—	—	—	(926)
Share-based compensation expense	—	—	11,115	—	—	—	11,115
Exercise of stock options	—	—	(1,184)	(482,361)	2,588	—	1,404
Issuance of restricted stock	—	—	(4,053)	(810,405)	4,053	—	—
Restricted stock canceled/forfeited	—	—	450	66,374	(450)	—	—
Shares repurchased for tax withholding	—	—	—	469,239	(4,751)	—	(4,751)
Net loss	—	—	—	—	—	(12,500)	(12,500)
Other	—	—	(2,009)	(239,502)	2,009	—	—
Balance at September 30, 2021	112,703,926	$113	$162,003	777,028	$(4,000)	$(163,924)	$(5,808)

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,783)	$(12,500)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Share-based compensation	10,798	11,115
Depreciation	2,549	3,390
Bad debt expense	2,817	—
Amortization of intangible assets	519	647
Amortization of deferred financing costs	348	943
Non-cash lease expenses	931	724
Accretion of asset retirement obligation	69	57
(Gain) loss on fixed asset disposal	(17)	236
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,295)	(1,113)
Inventory	(2,586)	(835)
Prepaid expenses	1,467	3,527
Income taxes	(13)	9,420
Other assets	(287)	1,990
Accounts payable	1,090	(828)
Accrued compensation	495	2,085
Accrued expenses	1,724	(16,768)
Other liabilities	905	(840)
Net cash flows (used in) provided by operating activities	(12,269)	1,250

Cash flows from investing activities:
Purchases of equipment	(847)	(2,893)
Patent application costs	(128)	(263)
Principal payments from note receivable	—	75
Proceeds from sale of equipment	24	—
Net cash flows used in investing activities	(951)	(3,081)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(1,191)	(4,751)
Proceeds from exercise of stock options	574	1,404
Principal payments on finance lease	(29)	(27)
Net cash flows used in financing activities	(646)	(3,374)

Net change in cash	(13,866)	(5,205)

Cash and cash equivalents, beginning of period	87,083	95,812
Cash and cash equivalents, end of period	$73,217	$90,607
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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
As of September 30, 2022, the Company manages itself as two reportable segments: Wound & Surgical and Regenerative Medicine. Information regarding the principal operations and results of these segments can be found in Note 15, Segment Information.
The Company’s business is currently focused primarily in the United States. The Company is pursuing opportunities for international expansion, with specific focus on the launch of its placental tissue products in Japan.
Enforcement Discretion
In November 2017, the FDA published a series of guidances that established an updated framework for the regulation of cellular and tissue-based products. These guidances clarified the FDA’s views about the criteria that differentiate those products subject to regulation solely under Section 361 of the Public Health Service Act (“Section 361”) from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The Company identified its micronized and certain other products (collectively, the “Section 351 products”) as being subject to regulation under Section 351, requiring pre-market approval from the FDA for a specified indication with demonstrated clinical efficacy.
The FDA exercised enforcement discretion with respect to Investigational New Drug applications and pre-market approval requirements through May 31, 2021. As of May 31, 2021, the Company stopped marketing its Section 351 products in the United States and is precluded from marketing such products until a Biologics License Application (“BLA”) is granted. If and when the FDA approves a BLA, the Company expects to be allowed to market its Section 351 products in the United States again, but only for specific indications as permitted by the FDA. Sales of the Company’s Section 351 products were $0.8 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $17.2 million for the nine months ended September 30, 2022 and 2021, respectively. Sales of Section 351 products during the three and nine months ended September 30, 2022 were derived from sales outside the United States.
The Company currently markets EPICORD® and AMNIOCORD® tissue products derived from human umbilical cord as providing a protective environment or as a barrier. If the FDA were to determine that EPICORD and AMNIOCORD do not meet the requirements for regulation solely under Section 361, then pre-market clearance or approval would be required for these products. The loss of the Company’s ability to market and sell its umbilical cord-derived products could have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Net sales of the Company’s umbilical cord-derived products were $5.7 million and $6.2 million for the three months ended September 30, 2022 and 2021 and $17.2 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s cord inventory, which would be at risk for write-down in the case of such a determination by the FDA, was $1.8 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively.
2.Significant Accounting Policies
Please see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022 for a description of all significant accounting policies.

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2021 Form 10-K.
Use of Estimates
The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported unaudited condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimates regarding asset retirement obligations, estimates for contingent liabilities, estimates related to the Company’s assessment of goodwill impairment, the measurement of right of use assets and lease liabilities, management’s assessment of the Company’s ability to continue as a going concern, estimates of fair value of share-based payments, estimate for allowance for doubtful accounts, estimates of sales returns and allowances, and valuation of deferred tax assets.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Segment Reporting
The application of GAAP requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for which separate, discrete financial information is available regarding resource allocation and assessing performance. The Company has concluded that its Chief Executive Officer (“CEO”) is its CODM. Prior to June 30, 2022, the Company assessed that it operated as one operating and reportable segment. The Company reassesses the existence of operating segments when facts and circumstances suggest that there may have been a change in the way that the Company was managed.
On September 30, 2022, the Company reassessed its operating segments, concluding that the CODM assesses performance and allocates resources between two, distinct reportable segments: Wound & Surgical and Regenerative Medicine. Information regarding the principal operations and results of these segments can be found in Note 15, Segment Information.
Goodwill
The Company assesses goodwill for impairment at least annually on October 1 and more frequently whenever events or substantive changes in circumstances indicate that it is more likely than not that goodwill is impaired. In performing the goodwill impairment test, the Company first assesses qualitative factors to determine the existence of impairment. If the qualitative factors indicate that the carrying value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative test to measure the existence and amount, if any, of goodwill impairment. The Company may also choose to bypass the qualitative assessment and proceed directly to the quantitative test.
In performing the quantitative test, impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its assessed fair value. The Company determines the fair value using the income and market approaches.
Under the income approach, the fair value of a reporting unit is the present value of its future cash flows as viewed from the lens of a hypothetical market participant in an orderly transaction. These future cash flows are derived from expectations of revenue, expenses, tax deductions and credits, working capital flows, capital expenditures, and other projected sources and uses of cash, as applicable. Value indications are developed by discounting expected cash flows to their present value using a discount rate commensurate with the risks associated with the reporting unit subject to testing.

Under the market approach, the Company uses market multiples derived from the various comparable companies based on measures salient to investors in those companies.
If the Company concludes that a reporting unit is being managed on the basis of multiple reporting units, the goodwill assigned to the original reporting unit is allocated to the new reporting units based on the relative fair value of the new reporting units.
As indicated above, on September 30, 2022, the Company changed its operating segments, determining that it operates as three operating segments. In concert with this re-evaluation, the Company concluded that it has three reporting units. Management performed a goodwill impairment test as of that date on its previous reporting unit, concluding that goodwill was not impaired as of that date. Management subsequently allocated the goodwill assigned to its previous reporting unit to its new reporting units. Refer to Note 6, Goodwill and Intangible Assets, Net for information regarding the reallocation of goodwill to the new reporting units.
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
Recently Issued Accounting Standards Not Yet Adopted
All ASUs issued and not yet effective for the three and nine months ended September 30, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, gross	$44,660	$41,540
Less: allowance for doubtful accounts	(3,830)	(1,187)
Accounts receivable, net	$40,830	$40,353
Bad debt expense, included in selling, general and administrative expense on the condensed consolidated statements of operations, for the three and nine months ended September 30, 2022 was $0.4 million and $2.8 million, respectively. Bad debt expense for the three and nine months ended September 30, 2021 was not significant in either period.
4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$670	$364
Work in process	7,604	6,112
Finished goods	5,702	4,913
Inventory	$13,976	$11,389
As a result of the conclusion of the FDA’s period of Enforcement Discretion on May 31, 2021, the Company wrote-off $1.0 million of its Section 351 product inventory during the nine months ended September 30, 2021. In addition, during the three and nine months ended September 30, 2021, the Company wrote-down $0.5 million and $0.7 million, respectively, for inventory related to product lines which had been discontinued. These amounts are included as part of cost of sales on the unaudited condensed consolidated statements of operations for those periods.
There were no significant, unusual write-downs of inventory during the three or nine months ended September 30, 2022.

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$9,190	$9,052
Laboratory and clean room equipment	16,302	16,567
Furniture and equipment	14,997	14,975
Construction in progress	1,383	397
Asset retirement cost	982	863
Finance lease right-of-use asset	189	189
Property and equipment, gross	43,043	42,043
Less: accumulated depreciation and amortization	(35,131)	(32,878)
Property and equipment, net	$7,912	$9,165
Depreciation expense for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$831	$923	$2,549	$3,390
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Goodwill and Intangible Assets, Net
Goodwill
Historically, the Company had concluded that it operated as a single operating segment and single reporting unit. During the three and nine months ended September 30, 2022, as a result of changes in the management of the Company’s business, management concluded that the Company operates as three operating segments, including two distinct reportable segments: Wound & Surgical and Regenerative Medicine. See Note 15 for a description of the Company’s operating segments. Management further concluded that it had three reporting units.
The Company allocated the $20.0 million of consolidated goodwill, which was entirely allocated to its previous reporting unit, to each of Wound & Surgical and Regenerative Medicine based on their relative fair values from a market participant standpoint. The result was $19.5 million and $0.5 million allocated to Wound & Surgical and Regenerative Medicine, respectively. A third reporting unit associated with the Company’s third operating segment was deemed immaterial and no goodwill was assigned to it.
The Company performed goodwill impairment tests using the Company’s single reporting unit and the new reporting units. In all cases, the Company concluded that the estimated fair values of each reporting unit exceeded their respective carrying values. Therefore, the Company did not record impairment for goodwill during the three or nine months ended September 30, 2022. There was no other activity related to goodwill during the three or nine months ended September 30, 2022.
Intangible Assets, Net

Intangible assets, net, are summarized as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,810	$(6,928)	$2,882	$9,578	$(6,408)	$3,170

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,102		1,102	1,205		1,205
Total intangible assets	$11,920		$4,992	$11,791		$5,383
Amortization expense for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$175	$193	$519	$647
Expected future amortization of intangible assets as of September 30, 2022, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2022 (excluding the nine months ended September 30, 2022)	$174
2023	698
2024	698
2025	303
2026	148
Thereafter	861
Total amortized intangible assets	$2,882
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Legal and settlement costs	$4,185	$2,806
Commissions to sales agents	2,238	2,630
Accrued rebates	878	1,343
Accrued group purchasing organization fees	616	559
Estimated sales returns	999	788
Accrued travel	402	385
Accrued clinical trials	214	694
Other	1,454	607
Accrued expenses	$10,986	$9,812

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
Interest on any borrowings under the Hayfin Loan Agreement, as amended (the “Amended Hayfin Loan Agreement”), is equal to the London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1.5%), plus a margin of 6.75% per annum. If LIBOR is unavailable, the Term Loan will carry interest at the 6.75% margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%.
An additional 3.0% margin is applied to the interest rate in the event of a default as defined in the Amended Hayfin Loan Agreement. The Term Loan carried an interest rate of 8.3% at issuance and 10.4% as of September 30, 2022.
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
As of September 30, 2022, the Company is in compliance with all applicable financial covenants under the Amended Hayfin Loan Agreement.
The Amended Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, the Term Loan may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement). Annually, beginning with the fiscal year ended December 31, 2021, the Company is required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. No such prepayments have been required as of September 30, 2022.
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
Deferred financing costs and original issue discount associated with the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts is presented as part of interest expense, net on the unaudited condensed consolidated statement of operations. Unamortized deferred financing costs and original issue discount associated with the Term Loan are presented as a reduction to the principal balance on the Term Loan as part of long term debt, net on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
Deferred financing costs and original issue discount associated with the DD TL were amortized using the straight-line method through the expiration of the DD TL commitment term on June 30, 2021. Amortization of these amounts is presented as part of interest expense, net on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021. The DD TL was subject to a commitment fee of 1% per annum of the amount undrawn, which was recognized as interest expense.
The balances of the Term Loan as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,322)	(1,624)
Original issue discount	(203)	(249)
Long term debt, net	$48,475	$48,127
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest	$1,151	$1,054	$3,225	3,116
Amortization of deferred financing costs	103	95	302	276
Accretion of original issue discount	16	15	46	42
Interest expense	$1,270	$1,164	$3,573	$3,434
Interest expense related to the DD TL, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commitment fee	$—	$—	$—	$126
Amortization of deferred financing costs	—	—	—	542
Accretion of original issue discount	—	—	—	83
Interest expense	$—	$—	$—	$751

A summary of principal payments due on the Term Loan, by year, from September 30, 2022 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2022 (excluding the nine months ended September 30, 2022)	$—
2023	—
2024	—
2025	50,000
2026	—
Thereafter	—
Total long term debt	$50,000
As of September 30, 2022, the fair value of the Term Loan was $44.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to September 30, 2022 using this discount rate to determine fair value.
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
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,426)	$(2,339)	$(29,783)	$(12,500)
Adjustments to reconcile to net loss available to common stockholders
Accumulated dividend on Series B Preferred Stock	1,670	1,574	4,884	3,613
Accretion of increasing-rate dividend feature	—	—	—	926
Total adjustments	1,670	1,574	4,884	4,539
Net loss available to common stockholders	$(10,096)	$(3,913)	$(34,667)	$(17,039)
Weighted average common shares outstanding	113,448,251	110,717,073	112,650,713	110,136,517
Basic net loss per common share	$(0.09)	$(0.04)	$(0.31)	$(0.15)
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
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss available to common stockholders	$(10,096)	$(3,913)	$(34,667)	$(17,039)
Adjustments:
Dividends on Series B Convertible Preferred Stock	1,670	1,574	4,884	4,539
Less: antidilutive adjustments	(1,670)	(1,574)	(4,884)	(4,539)
Total adjustments	—	—	—	—
Numerator	$(10,096)	$(3,913)	$(34,667)	$(17,039)
Weighted average shares outstanding	113,448,251	110,717,073	112,650,713	110,136,517
Adjustments
Potential common shares	29,269,481	30,658,193	28,858,049	30,185,813
Less: antidilutive potential common shares (a)	(29,269,481)	(30,658,193)	(28,858,049)	(30,185,813)
Total adjustments	—	—	—	—
Weighted average shares outstanding adjusted for potential common shares	113,448,251	110,717,073	112,650,713	110,136,517
Diluted net loss per common share	$(0.09)	$(0.04)	$(0.31)	$(0.15)
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock	28,685,739	27,027,252	27,850,916	26,497,570
Restricted stock unit awards	474,355	1,840,483	574,507	1,500,674
Restricted stock awards	22,327	974,687	293,778	1,287,635
Outstanding stock options	22,528	805,437	97,190	875,714
Performance stock unit awards	59,996	10,334	40,141	24,220
Employee Stock Purchase Plan	4,536	—	1,517	—
Potential common shares	29,269,481	30,658,193	28,858,049	30,185,813
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
There was no change in the balance of Series B Preferred Stock for the three or nine months ended September 30, 2022 or the three months ended September 30, 2021. The below table illustrates changes in the Company’s balance of Series B Preferred Stock for the nine months ended September 30, 2021 (in thousands, except share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at September 30, 2021	100,000	$92,494
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2022 were $12.1 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of September 30, 2022.
Based on accumulated dividends as of September 30, 2022, the Series B Preferred Stock was convertible into an aggregate of 29,119,562 shares of the Company’s common stock.
Restricted Stock Awards
The Company has issued restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”) to its employees. The following is summary information for restricted stock awards for the nine months ended September 30, 2022.
As of September 30, 2022, there was $26.7 million of unrecognized share-based compensation expense related to share-based payment arrangements. This expense is expected to be recognized over a weighted-average period of 1.93 years, which approximates the remaining vesting period of these grants. The below table summarizes activity of unvested restricted stock awards by award type from January 1, 2022 through September 30, 2022. Unvested RSAs noted below are included in issued and outstanding common stock as of September 30, 2022, while unvested RSUs and unvested PSUs are not included in issued or outstanding common stock as of September 30, 2022.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	877,197	$4.26	4,228,919	$8.64	—	$—
Granted	—	—	4,181,885	4.82	441,964	4.62
Vested	(703,405)	3.77	(1,713,078)	8.34	—	—
Forfeited	(5,338)	5.11	(1,274,985)	6.40	(200,893)	4.62
Unvested at September 30, 2022	168,454	$6.32	5,422,741	$6.32	241,071	$4.62
Performance Stock Units
The Company granted PSUs to certain executive officers during the nine months ended September 30, 2022. These PSUs vest only to the extent that stipulated cumulative net sales targets are achieved for the year ending December 31, 2022, the two-year period ending December 31, 2023, and the three-year period ending December 31, 2024. Performance factors range from 50% to 150% of the net sales targets; if performance is below 50%, the PSUs do not vest. If total shareholder return (“TSR”), as defined below, is negative, vesting is limited to 100% of the award. All of the PSUs require recipients to continue employment with the Company through the vesting date, which will occur upon approval of the results with respect to the established targets by the Compensation Committee of the Board of Directors after December 31, 2024, but no later than March 15, 2025.
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
Expense related to PSUs is recognized, straight-line, based on the grant date fair value of the relevant shares, over the requisite service period related to each individual tranche, limited to the extent that the achievement of the associated performance condition associated with that tranche is probable. These expectations are derived from the Company’s latest budget and forecasts for net sales in the associated periods. The fair value of the awards subject to a market condition and expense recognized on such awards are not subsequently reconsidered based on the probability of achievement or ultimate resolution of the market condition. Accordingly, the Company may recognize share-based compensation expense for awards that do not ultimately vest.

Stock Options
A summary of stock option activity for the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,444,845	$5.18
Granted	—	—
Exercised	(285,001)	2.01
Unvested options forfeited	—	—
Vested options expired	(109,500)	4.00
Outstanding at September 30, 2022	1,050,344	6.14	1.07	700
Exercisable at September 30, 2022	1,050,344	$6.14	1.07	$700
Employee Stock Purchase Plan
On June 7, 2022, the Company adopted the MiMedx, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock on a semi-annual basis at a purchase price of 85% of the lower of the closing price per share of the Company’s common stock on the first day and the last day of each six-month purchase period (the “Purchase Period”). The aggregate number of shares which may be issued and sold under the ESPP is 3 million shares of Common Stock. The first Purchase Period under the ESPP commenced on August 1, 2022 and will result in a purchase of shares on January 31, 2023.
For the three and nine months ended September 30, 2022, the Company recorded $0.1 million in stock-based compensation related to the ESPP. As of the nine months ended September 30, 2022, the Company had cumulative payroll deferrals under the ESPP for future share purchases of $0.2 million. This amount is included in accrued compensation in the unaudited condensed balance sheet. No shares have been issued under the plan to date.
11. Income Taxes
The effective tax rates for the Company were (0.6)% and (14.8)% for the three months ended September 30, 2022 and 2021, respectively.
The effective tax rates for the Company were (0.6)% and (2.9)% for the nine months ended September 30, 2022 and 2021, respectively.
There were no material discrete items affecting the effective tax rate in any period. Net operating losses incurred were offset by a valuation allowance.

12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$3,233	$3,269
Income taxes paid	184	157
Non-cash activities:
Purchases of equipment in accounts payable	353	6
Right of use assets arising from operating lease liabilities	(37)	—
Deemed dividends on Series B Preferred Stock	—	926
Fair value of non-cash consideration received for option exercises	—	380
Right of use assets arising from finance lease liabilities	—	189
Note receivable for sale of property and equipment	—	75
13. Commitments and Contingencies
Separation Agreement with Timothy R. Wright
On September 15, 2022, the Company entered into a Separation Agreement and General Release with Timothy R. Wright, the former Chief Executive Officer of the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright a total of $3.1 million in cash in a series of installments through September 2024. The terms of the severance benefits provided in the Separation Agreement were the same as those provided for in the original employment Letter Agreement between Mr. Wright and the Company dated April 8, 2019. The $3.1 million was recorded as part of selling, general, and administrative expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
Of the $3.1 million, $1.6 million is reflected in accrued compensation and the remainder is reflected in other liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2022. No payments were required to Mr. Wright under the terms of the Separation Agreement during the nine months ended September 30, 2022.
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for the Company’s upcoming Knee Osteoarthritis (“KOA”) clinical trial program. As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial. Under the terms of the Nordic Agreement, the Company is obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial. The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to clinical trial operations. The milestone payments are revised semi-annually based on fluctuations in the consumer price index. The Company has the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, the Company would be required to pay for services performed through the date of termination and any non-cancelable obligations.
As of September 30, 2022, the Company has paid $2.0 million under the Nordic Agreement, relating to milestones which have been achieved from inception through that date. During each of the three and nine months ended September 30, 2022, the Company recognized $0.6 million of expense. This amount is included as part of research and development expense in the unaudited condensed consolidated statements of operations for those periods. The remaining $1.4 million is reflected in prepaid expenses on the consolidated balance sheet as of September 30, 2022.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are parties to numerous civil claims and lawsuits and subject to regulatory examinations, investigations, and requests for information. Some of these matters involve claims for substantial amounts. The Company’s experience has shown that the damages alleged by plaintiffs or claimants are often overstated, based on unsubstantiated legal theories, unsupported by facts, and/or bear no relation to the ultimate award that a court might grant. Additionally, the outcome of litigation and regulatory matters and the timing of ultimate resolution are inherently difficult to predict. These factors make it difficult for the Company to provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, on a case-by-case basis, reserves are established for those legal claims for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company's unaudited condensed consolidated balance sheet as of September 30, 2022 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The actual costs of resolving these claims, as well as the cost to resolve claims that are either not probable or not estimable at this time, may be substantially higher or lower than the amounts reserved. For more information regarding the Company’s legal proceedings, refer to Note 14, “Commitments and Contingencies” in the 2021 Form 10-K.
The Company paid $0.7 million toward the resolution of legal matters involving the Company during the nine months ended September 30, 2022. In addition, insurance providers paid $0.6 million on the Company’s behalf to settle legal matters.
The Company also recovered amounts from certain former officers and directors of the Company relating to legal fees previously advanced on their behalf. These funds were recognized as a reduction to investigation, restatement, and related expense on the condensed consolidated statement of operations for the nine months ended September 30, 2022.
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
On January 28, 2022, the Court denied CPFI’s motion to reconsider and motion to substitute class representative. On February 25, 2022, CPFI filed a Notice of Appeal in the 11th Circuit Court of Appeals, Case No. 22-10633-CC. The parties have completed their briefings on the issues on the appeal.
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
14.     Revenue
Disaggregation of Revenue by Product
MIMEDX has two primary classes of products: (1) Advanced Wound Care, or Section 361, products, consisting of its tissue and cord sheet allograft products as well as certain particulate products regulated under Section 361, and (2) Section 351 products, consisting of the Company’s micronized and certain other particulate products. Advanced Wound Care is further disaggregated between the Company’s Tissue/Other and Cord products.
Information regarding the business units responsible for the sale of each of these classes of product can be found in Note 15, Segment Information.
Below is a summary of net sales by class of product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advanced Wound Care
Tissue/Other	$61,131	$56,035	$174,256	$156,012
Cord	5,678	6,247	17,165	17,093
Total Advanced Wound Care	66,809	62,282	191,421	173,105
Section 351	796	489	1,815	17,187
Other(1)	84	303	230	914
Total	$67,689	$63,074	$193,466	$191,206
(1) “Other” represents revenue transactions in the indicated period relating to performance obligations settled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition. For all practical purposes, the Company is not able to allocate these revenue transactions to different product groups. This revenue is reflected as part of the Wound & Surgical segment.
Disaggregation of Revenue by Customer
MIMEDX has two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”), and (2) sales to distributors (“Distributors”).
Below is a summary of net sales by each customer type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct Customers	$65,898	$61,087	$188,231	$184,706
Distributors	1,791	1,987	5,235	6,500
Net sales	$67,689	$63,074	$193,466	$191,206
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or nine months ended September 30, 2022 or 2021.
15.     Segment Information
The Company has two reportable segments: Wound & Surgical and Regenerative Medicine.

Wound & Surgical focuses on the Advanced Wound Care and Surgical Recovery markets, the Company’s existing product portfolio, and near-term product development. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT™), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL™). This segment is also responsible for the international sales of the Company’s Section 351 products.
The Regenerative Medicine business focuses solely on Regenerative Medicine technologies, specifically progressing the Company’s placental biologics platform towards registration as a FDA-approved biological drug. Micronized dehydrated human amnion chorion membrane is the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions, beginning with KOA.
The Company’s corporate function includes expenses incurred by executive, finance, human resource, information systems, legal, other functions which are generally shared and whose activities are not specifically identifiable solely to either of the other segments. It also includes amortization of intangible assets. The Company has another operating segment related to an expiring dental sales contract. All net sales and cost of sales presented in the Corporate & Other columns below relate to this operating segment.
Wound & Surgical net sales reflects sales of the Company’s Advanced Wound Care products (as discussed in Note 14, Revenue), except for sales of the Company’s dental product. Sales of the Company’s dental product are included in the Corporate & Other columns in the tables below. In addition, Wound & Surgical reflects international sales of the Company’s Section 351 products, which represent all Section 351 sales not reflected in Regenerative Medicine.
The accounting policies of the segments are the same as the Company’s accounting policies. See Note 2, Significant Accounting Policies, included in the 2021 Form 10-K for significant accounting policies.
The Company evaluates the performance of its segments and allocates resources based on segment contribution, defined as net sales less (i) cost of sales, (ii) selling, general and administrative expense, (iii) research and development expense, and (iv) amortization of intangible assets. Prior period results were recast on the basis of new operating segments. The only components which comprise loss before income tax provision that are not included in operating loss are interest expense, net and other expense, net.
Net sales and segment contribution for each reportable segment for the three months ended September 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$66,873	$—	$816	$67,689
Cost of sales	11,159	—	1,029	12,188
Selling, general and administrative expense	35,531	—	17,944	53,475
Research and development expense	1,680	4,273	—	5,953
Amortization of intangible assets	—	—	175	175
Segment contribution	$18,503	$(4,273)
Investigation, restatement and related expense				3,001
Operating loss				$(7,103)
Supplemental information
Depreciation expense	$451	$36	$344	$831
Share-based compensation	$1,945	$347	$80	$2,372

Net sales and segment contribution by each reportable segment for the three months ended September 30, 2021 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$62,138	$76	$860	$63,074
Cost of sales	8,924	16	1,189	10,129
Selling, general and administrative expense	32,104	1,285	12,900	46,289
Research and development expense	1,423	2,945	—	4,368
Amortization of intangible assets	—	—	193	193
Segment contribution	$19,687	$(4,170)
Investigation, restatement and related expense				3,170
Operating loss				$(1,075)
Supplemental information
Depreciation expense	$511	$34	$378	$923
Share-based compensation	$1,435	$322	$2,054	$3,811

Net sales and segment contribution by each reportable segment for the nine months ended September 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$191,297	$—	$2,169	$193,466
Cost of sales	31,126	—	2,821	33,947
Selling, general and administrative expense	108,256	—	50,582	158,838
Research and development expense	6,068	11,361	—	17,429
Amortization of intangible assets	—	—	519	519
Segment contribution	$45,847	$(11,361)
Investigation, restatement and related expense				8,771
Operating loss				$(26,038)
Supplemental information
Depreciation expense	$1,364	$120	$1,065	$2,549
Share-based compensation	$5,609	$910	$4,279	$10,798

Net sales and segment contribution by each reportable segment for the nine months ended September 30, 2021 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$172,401	$16,584	$2,221	$191,206
Cost of sales	25,646	3,652	3,232	32,530
Selling, general and administrative expense	87,392	11,127	46,772	145,291
Research and development expense	4,080	8,690	—	12,770
Amortization of intangible assets	—	—	647	647
Segment contribution	$55,283	$(6,885)
Investigation, restatement and related expense				8,304
Operating loss				$(8,336)
Supplemental information
Depreciation expense	$1,172	$213	$2,005	$3,390
Share-based compensation	$3,827	$1,147	$6,141	$11,115

The Company does not allocate any assets to the reportable segments. No asset information is reported or disclosed to the chief operating decision maker in the financial information for each segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our Business
MIMEDX is a transformational placental biologics company and a pioneer in placental tissue engineering, focused on addressing the needs of patients with acute and chronic non-healing wounds. The Company is also advancing a promising late-stage biologics pipeline targeted at decreasing pain and improving function for patients with degenerative musculoskeletal conditions. To accomplish these goals, the Company operates under two defined internal business units: Wound & Surgical and Regenerative Medicine. All of our products are regulated by the U.S. Food & Drug Administration (“FDA”).
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets, the Company’s existing product portfolio (as described in detail in the Our Products section below), and near-term product development.
The Regenerative Medicine business focuses on progressing the Company’s placental biologics platform towards registration as a FDA-approved biological drug. Micronized dehydrated human amnion chorion membrane (“mdHACM”) is the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions, beginning with Knee Osteoarthritis (“KOA”).
Our Products
MIMEDX is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce products that treat another person (the recipient). MIMEDX has supplied over two million allografts, through both direct and consignment shipments.
We have two classes of products: (1) Advanced Wound Care products, or Section 361 products, consisting of our tissue and cord sheet allograft products, as well as certain particulate products regulated under Section 361, and (2) Section 351 products, consisting of our micronized and certain other particulate products, which, prior to May 31, 2021, the date the FDA’s period of enforcement discretion ended (as described below), were used to treat a variety of clinical conditions, including both advanced wound care and musculoskeletal applications. Our Advanced Wound Care products includes two product categories: Tissue/Other and Cord products. We sell product through two distribution channels: (1) direct to customers (healthcare professionals and/or facilities); and (2) sales through distributors. We apply Current Good Tissue Practice (“CGTP”) and Current Good Manufacturing Practice (“CGMP”) standards in addition to terminal sterilization to produce our allografts. MIMEDX provides products primarily in the wound care, burn, and surgical recovery sectors of healthcare.
Our platform technologies include tissue allografts derived from the amnion and chorion layers of human placental membrane (EPIFIX® and AMNIOFIX®) and tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®).
Our most recent product innovations, AMNIOEFFECTTM and AXIOFILL™, were introduced in September 2022. AMNIOEFFECT is a tri-layer placental tissue allograft that contains amnion, intermediate layer and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired. AXIOFILL is an extracellular matrix derived from human placental disc, and is designed to provide a cost-effective human collage scaffold that is conducive for use in large, complex wounds and those of irregular geometries.
EPIFIX and EPICORD products are marketed for external use, such as in advanced wound care applications, while our AMNIOFIX, AMNIOEFFECT, AXIOFILL and AMNIOCORD products are positioned for use in surgical recovery applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
AMNIOFIX Injectable, or mdHACM, is a micronized configuration of AMNIOFIX and is not currently marketed in the United States. mdHACM is our lead product candidate for our late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions, beginning with KOA.

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
Effect of Covid-19 Pandemic
The COVID-19 Pandemic is still ongoing, though the effects on our operations, such as restricted access to hospitals and difficulties obtaining donor materials, have largely been ameliorated and did not materially affect our operations during the three months ended September 30, 2022. We are continuously monitoring for any developments that may impact our operations, including novel variants of the virus and government and societal responses to mitigate the spread.
We continue to exercise an abundance of caution with respect to the health and well-being of our employees. Our offices are open and staffed, and we are operating under a hybrid work model for some personnel as well as encouraging all employees to get vaccinated if they have not already done so.
Former CEO Separation
In September 2022, MIMEDX entered into a separation agreement with Timothy R. Wright, our former CEO, under which he will receive the same severance benefits as those provided for in his original employment Letter Agreement dated April 8, 2019, including compensation of $3.1 million. Additionally, credits related to the forfeiture of the former CEO’s share-based compensation awards during the three and nine months ended September 30, 2022 were $2.0 million.
Results of Operations
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Total Company

	Three Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$67,689	$63,074	$4,615	7.3%
Cost of sales	12,188	10,129	2,059	20.3%
Gross profit	55,501	52,945	2,556	4.8%
Selling, general and administrative	53,475	46,289	7,186	15.5%
Research and development	5,953	4,368	1,585	36.3%
Investigation, restatement and related	3,001	3,170	(169)	(5.3)%
Amortization of intangible assets	175	193	(18)	(9.3)%
Interest expense, net	(1,270)	(963)	(307)	31.9%
Income tax provision expense	(53)	(301)	248	(82.4)%
Net loss	$(8,426)	$(2,339)	$(6,087)	nm
Net Sales
We recorded net sales for the three months ended September 30, 2022 of $67.7 million, a $4.6 million, or 7.3%, increase compared to the three months ended September 30, 2021, in which we recognized net sales of $63.1 million.

Our sales by product were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$61,131	$56,035	$5,096	9.1%
Cord	5,678	6,247	(569)	(9.1)%
Total Advanced Wound Care	66,809	62,282	4,527	7.3%
Section 351	796	489	307	62.8%
Other	84	303	(219)	(72.3)%
Net sales	$67,689	$63,074	$4,615	7.3%
The increase in net sales was driven primarily by growth of our Wound & Surgical products in the Surgical Recovery market, including early results from the recent launches of AMNIOEFFECT and AXIOFILL, both of which were launched in September 2022.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2022 and 2021 was $12.2 million and $10.1 million, respectively, an increase of $2.1 million, or 20.3%. Gross profit margin for the three months ended September 30, 2022 was 82.0% compared to 83.9% for the three months ended September 30, 2021. Decreases in margins were driven by lower production levels.
These effects were partially offset by $0.5 million of inventory write-downs taken during the three months ended September 30, 2021 related to discontinued products. There were no significant, unusual write-downs during the three months ended September 30, 2022.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2022 was $53.5 million, compared to $46.3 million for the three months ended September 30, 2021, an increase of $7.2 million, or 15.5%. The increase in SG&A was driven by year-over-year increases in commissions due to greater sales volume as well as proportionally more sales through sales agents. In addition, we incurred more travel expenses during the three months ended September 30, 2022 compared to the prior year when we had more restrictions on travel due to the COVID-19 Pandemic. The remaining variance was primarily due to year-over-year increases in bad debt expense. The increase was further driven by personnel costs. This was primarily due to severance expense associated with our former CEO, whose employment terminated in September 2022, net of credits for forfeitures related to share-based compensation arrangements. The remainder of the increase was primarily the result of year-over-year increases in consulting expenses related to various market assessments conducted as part of the Company’s strategic planning process and evaluation.
Selling, general and administrative expense in Corporate & Other was 26.5% and 20.5% of total net sales for the three months ended September 30, 2022 and 2021, respectively.
Research and Development Expense
Our research and development expense increased $1.6 million, or 36.3%, to $6.0 million for the three months ended September 30, 2022, compared to $4.4 million for the three months ended September 30, 2021. This increase spans both our Wound & Surgical and Regenerative Medicine business units, with investments in clinical research efforts connected to our Knee Osteoarthritis clinical trial program, along with higher development and testing costs, primarily related to the launches of AMNIOEFFECT and AXIOFILL.

Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended September 30, 2022 was $3.0 million compared to $3.2 million for the three months ended September 30, 2021. Expenses incurred during the three months ended September 30, 2022 and 2021 included amounts related to legal fees advanced under indemnification agreements with certain former members of management. We remain subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor, our former Chief Executive Officer and Chief Operating Officer) for whom legal proceedings are still ongoing, in particular, our former Chief Financial Officer.

Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended September 30, 2022 and 2021.
Interest Expense, Net
Interest expense, net was $1.3 million for the three months ended September 30, 2022 compared to $1.0 million for the three months ended September 30, 2021, an increase of $0.3 million, or 31.9%. The increase was primarily the result of interest income on our income tax receivable recognized in the prior year. The remaining variance was the result of the impact of rising rates on the variable portion of our interest rate index. We expect interest expense to increase in future quarters as a result of rising interest rates.
Income Tax Provision Expense
The effective tax rates for the Company were (0.6)% and (14.8)% for the three months ended September 30, 2022 and September 30, 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Wound & Surgical

	Three Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$66,873	$62,138	$4,735	7.6%
Cost of sales	11,159	8,924	2,235	25.0%
Selling, general and administrative expense	35,531	32,104	3,427	10.7%
Research and development expense	1,680	1,423	257	18.1%
Segment contribution	$18,503	$19,687	$(1,184)	(6.0)%
Our Wound & Surgical business recorded $66.9 million of net sales for the three months ended September 30, 2022, a $4.7 million, or 7.6%, increase compared to the $62.1 million we recorded for the three months ended September 30, 2021. The increase in net sales was driven primarily by growth of our Wound & Surgical products in the Surgical Recovery market, including early results from the recent launches of AMNIOEFFECT and AXIOFILL, both of which were launched in September 2022.
Cost of sales for the three months ended September 30, 2022 was $11.2 million, a $2.2 million, or 25.0%, increase compared to the $8.9 million recognized for the three months ended September 30, 2021. Cost of sales increased due to negative impacts from production variances, primarily due to lower production levels, as well as increases in sales volume.
Selling, general and administrative expense was $35.5 million for the three months ended September 30, 2022, a $3.4 million, or 10.7%, increase over the three months ended September 30, 2021, during which we incurred $32.1 million of expenses. The increase was driven by year-over-year increases in commissions resulting from increases in sales volume and proportionally more sales through sales agents, as well as increases in bad debt expense.
Research and development expense was $1.7 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021. The increase was due to greater development and testing costs, primarily related to AMNIOEFFECT and AXIOFILL, both of which launched during the three months ended September 30, 2022.
Regenerative Medicine

	Three Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$—	$76	$(76)	nm
Cost of sales	—	16	(16)	nm
Selling, general and administrative expense	—	1,285	(1,285)	nm
Research and development expense	4,273	2,945	1,328	45.1%
Segment contribution	$(4,273)	$(4,170)	$(103)	2.5%
Research and development expense was $4.3 million for the three months ended September 30, 2022, compared to $2.9 million for the three months ended September 30, 2021, an increase of $1.3 million. This increase was due to investments in clinical research efforts connected to our Knee Osteoarthritis clinical trial program, along with higher development and testing costs.
Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Total Company

	Nine Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$193,466	$191,206	$2,260	1.2%
Cost of sales	33,947	32,530	1,417	4.4%
Gross profit	159,519	158,676	843	0.5%
Selling, general and administrative	158,838	145,291	13,547	9.3%
Research and development	17,429	12,770	4,659	36.5%
Investigation, restatement and related	8,771	8,304	467	5.6%
Amortization of intangible assets	519	647	(128)	(19.8)%
Interest expense, net	(3,566)	(3,806)	240	(6.3)%
Other expense, net	(1)	(3)	2	(66.7)%
Income tax provision expense	(178)	(355)	177	(49.9)%
Net loss	$(29,783)	$(12,500)	$(17,283)	nm
Net Sales
We recorded net sales for the nine months ended September 30, 2022 of $193.5 million, a $2.3 million, or 1.2%, increase compared to the nine months ended September 30, 2021, for which we recorded net sales of $191.2 million. Our sales by product were as follows (amounts in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$174,256	$156,012	$18,244	11.7%
Cord	17,165	17,093	72	0.4%
Total Advanced Wound Care	191,421	173,105	18,316	10.6%
Section 351	1,815	17,187	(15,372)	(89.4)%
Other	230	914	(684)	(74.8)%
Total	$193,466	$191,206	$2,260	1.2%
The increase in net sales reflects sales growth in our Advanced Wound Care products of $18.3 million, or 10.6%, year-over-year, offset in part by the decrease in Section 351 product sales described below. Our sales growth in this area was a result of our focus on the application of these products into areas of Surgical Recovery, as well as the results of our prior initiatives to expand, realign and train our sales team.

These results reflect a return to pre-Enforcement Discretion revenue levels, before Section 351 products were removed from the US market, following the end of Enforcement Discretion on May 31, 2021. Sales of our Section 351 products were $1.8 million for the nine months ended September 30, 2022, compared to $17.2 million for the nine months ended September 30, 2021, a decrease of $15.4 million. Sales of Section 351 products during the nine months ended September 30, 2022 were outside the United States.
Cost of Sales and Gross Profit Margin
Cost of sales for the nine months ended September 30, 2022 was $33.9 million, an increase of $1.4 million, or 4.4%, compared to $32.5 million for the nine months ended September 30, 2021.
Gross profit margin for the nine months ended September 30, 2022 was 82.5% compared to 83.0% for the nine months ended September 30, 2021. Cost of sales and gross profit margin for the nine months ended September 30, 2021 included inventory write-downs related to our Section 351 products, resulting from the end of Enforcement Discretion and products which were discontinued. Such write-downs were $1.7 million in total. There were no significant unusual write-downs during the nine months ended September 30, 2022. Offsetting this were the negative impacts from production levels.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $13.5 million, or 9.3%, to $158.8 million, compared to $145.3 million for the nine months ended September 30, 2021. The increase in SG&A reflects increases in travel costs, sales commissions, bad debt expense, and personnel costs, offset, in part, by lower annual meeting-related expenses. The increase in travel expenses reflects the lifting of travel restrictions that were in place during the nine months ended September 30, 2021 due to the COVID-19 Pandemic, as well as inflationary pressures experienced during the nine months ended September 30, 2022. Increases in sales commissions reflected our focus on sales of products into areas of Surgical Recovery, resulting in a proportional increase in sales through sales agents. The increase in bad debt expense was primarily the result of the deterioration of credit for certain specific customers. The increase in personnel costs reflects severance expense associated with our former CEO, whose employment terminated in September 2022, net of credits for forfeitures related to share-based compensation arrangements.
These effects were offset by year-over-year decreases in expenses incurred in connection with our annual meeting of shareholders. During the nine months ended September 30, 2022, we incurred $2.3 million in consulting and advisory expenses related to a withhold the vote campaign launched by a shareholder. This compares to $3.9 million of similar expenses incurred during the nine months ended September 30, 2021 related to a proxy contest initiated by the same shareholder.
Selling, general and administrative expense in Corporate & Other was 26.1% and 24.5% of total net sales for the nine months ended September 30, 2022 and 2021, respectively.
Research and Development Expense
Our research and development expenses increased $4.7 million, or 36.5%, to $17.4 million for the nine months ended September 30, 2022, compared to $12.8 million for the nine months ended September 30, 2021. The increase reflects higher personnel costs, driven by increases in headcount to support clinical research efforts, primarily connected to our commercial and late-stage pipelines.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the nine months ended September 30, 2022 increased approximately $0.5 million, or 5.6%, to $8.8 million compared to $8.3 million for the nine months ended September 30, 2021. Year-over-year decreases in litigation fees were offset by the receipt of funds from certain director and officer insurance policies during the nine months ended September 30, 2021.
Amortization of Intangible Assets
Amortization expense decreased $0.1 million or 19.8% from $0.6 million for the nine months ended September 30, 2021 to $0.5 million for the nine months ended September 30, 2022. The decrease was the result of amortization avoided on licenses, supplier relationships, and non-compete agreements, which were fully amortized or impaired during 2021.

Interest Expense, Net
Interest expense, net was $3.6 million for the nine months ended September 30, 2022 compared to $3.8 million for the nine months ended September 30, 2021. The decrease was the result of the amortization of deferred financing costs and original issue discount associated with a delayed draw term loan facility under the Hayfin Loan Agreement (described below under “Liquidity and Capital Resources”), which ceased at the conclusion of the commitment period for the delayed draw facility on June 30, 2021. This effect was offset by interest income recognized on an income tax receivable during the nine months ended September 30, 2021, as well as increases in LIBOR during the nine months ended September 30, 2022.
Income Tax Provision Expense
The effective tax rates for the Company were (0.6)% and (2.9)% for the nine months ended September 30, 2022 and 2021, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Wound & Surgical

	Nine Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$191,297	$172,401	$18,896	11.0%
Cost of sales	31,126	25,646	5,480	21.4%
Selling, general and administrative expense	108,256	87,392	20,864	23.9%
Research and development expense	6,068	4,080	1,988	48.7%
Segment contribution	$45,847	$55,283	$(9,436)	(17.1)%
Our Wound & Surgical business recorded $191.3 million of net sales for the nine months ended September 30, 2022, a $18.9 million, or 11.0%, increase compared to the $172.4 million we recorded for the nine months ended September 30, 2021. This increase was the result of our focus on the application of these products into areas of Surgical Recovery, as well as the results of our prior initiatives to expand, realign and train our sales team.
Cost of sales for the nine months ended September 30, 2022 was $31.1 million, a $5.5 million, or 21.4%, increase compared to the $25.6 million recognized for nine months ended September 30, 2021. Cost of sales increased due to negative impacts from production variances, primarily due to lower production levels, as well as increases in sales volume.
Selling, general and administrative expense was $108.3 million for the nine months ended September 30, 2022, a $20.9 million, or 23.9%, increase over the nine months ended September 30, 2021, during which we incurred $87.4 million of expenses. The increase was driven by travel expenses, sales commissions, and bad debt expense. Travel expenses increased due to the lifting of restrictions that were in place during the nine months ended September 30, 2021 due to the COVID-19 Pandemic, as well as inflationary pressures experienced during the nine months ended September 30, 2022. Increases in sales commissions reflected our focus on sales of products into areas of Surgical Recovery, resulting in a proportional increase in sales through sales agents. The increase in bad debt expense was primarily the result of the deterioration of credit for certain specific customers.
Research and development expense was $6.1 million for the nine months ended September 30, 2022, compared to $4.1 million for the nine months ended September 30, 2021, an increase of $2.0 million, or 48.7%. The increase was primarily the result of expenses related to AMNIOEFFECT and AXIOFILL, both of which launched during the nine months ended September 30, 2022.
Regenerative Medicine

	Nine Months Ended September 30,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$—	$16,584	$(16,584)	nm
Cost of sales	—	3,652	(3,652)	nm
Selling, general and administrative expense	—	11,127	(11,127)	nm
Research and development expense	11,361	8,690	2,671	30.7%
Segment contribution	$(11,361)	$(6,885)	$(4,476)	65.0%
Effective May 31, 2021, we ceased marketing certain of our products which are regulated under Section 351 in the United States. After that point in time, we began focusing sales and marketing efforts toward the advancement of our Wound & Surgical products in the United States.
Research and development expense was $11.4 million for the nine months ended September 30, 2022, compared to $8.7 million for the nine months ended September 30, 2021, an increase of $2.7 million, or 30.7%. The increase was primarily the result of increases in headcount and the incurrence of clinical trial expenses to support our clinical research efforts.
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

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,426)	$(2,339)	$(29,783)	$(12,500)
Net margin	(12.4)%	(3.7)%	(15.4)%	(6.5)%
Non-GAAP Adjustments:
Depreciation expense	831	923	2,549	3,390
Amortization of intangible assets	175	193	519	647
Interest expense, net	1,270	963	3,566	3,806
Income tax provision	53	301	178	355
EBITDA	(6,097)	41	(22,971)	(4,302)
EBITDA margin	(9.0)%	0.1%	(11.9)%	(2.2)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	3,001	3,170	8,771	8,304
Share-based compensation	2,372	3,811	10,798	11,115
Adjusted EBITDA	$(724)	$7,022	$(3,402)	$15,117
Adjusted EBITDA margin	(1.1)%	11.1%	(1.8)%	7.9%
Discussion of Cash Flows
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2022 was $12.3 million, compared to $1.3 million of cash provided for the nine months ended September 30, 2021. The change was primarily the result of year-over-year increases in selling, general and administrative expenses and research and development expenses. In addition, during the nine months ended September 30, 2021, we received income tax refunds of $9.2 million.
In addition, during the nine months ended September 30, 2022, we made our initial milestone payment pursuant to a collaboration agreement with Nordic Bioscience Clinical Development A/S for $2.0 million. Refer to the “Contractual Obligations” section below for further details.
Finally, payments of accrued compensation increased for the nine months ended September 30, 2022 due to a restructuring of our internal commission arrangements during 2021.
These effects were offset by year-over-year decreases in payments related to legal accruals and recoveries from director and officer insurance policies during the nine months ended September 30, 2021.
Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2022 was $1.0 million, compared to $3.1 million for the nine months ended September 30, 2021. This decrease reflects a $2.0 million year-over-year decrease in capital expenditures.
Financing Activities
Net cash used in financing activities was $0.6 million during the nine months ended September 30, 2022 compared to $3.4 million during the nine months ended September 30, 2021. The decrease was the result of a $3.6 million decrease in cash paid for tax withholdings upon the vesting of restricted stock awards during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was offset by a $0.8 million decrease in cash proceeds from the exercise of stock options, year-over-year.

Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of September 30, 2022, we had $73.2 million of cash and cash equivalents, total current assets of $136.0 million and total current liabilities of $45.9 million, reflecting a current ratio of 3.0.
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
•indemnification payments to certain former members of our management team; and
•severance payments related to certain former members of management.
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
Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. Interest on any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75%. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5% plus the 6.75% margin.
An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default as defined in the Hayfin Loan Agreement, as amended (the “Amended Hayfin Loan Agreement”). As of September 30, 2022, the Term Loan carried an interest rate of 10.4%.
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
As of September 30, 2022, we are in compliance with applicable all financial covenants under the Amended Hayfin Loan Agreement.
The Amended Hayfin Loan Agreement specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 but on or before July 2, 2024: 1% of the principal balance repaid.

•After July 2, 2024: no premium.
The Amended Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Amended Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement). Annually, beginning with the fiscal year ending December 31, 2021, we are required to prepay the outstanding loans based on the percentage of our Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. To date, we have not been required to make any prepayments under this provision.
Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of September 30, 2022.
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
We have not declared or paid any cash dividends on our Series B Convertible Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2022 were $12.1 million.
Share Repurchases
We did not repurchase any shares of our common stock, during the three months ended September 30, 2022. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contractual Obligations
Nordic Agreement
In June 2022, we entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for our upcoming KOA clinical trial program, which we expect to begin later this year. As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial. Under the terms of the Nordic Agreement, we are obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial. The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to clinical trial activities. The milestone payments are revised semi-annually based on fluctuations in the consumer price index. We have the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, we would be required to pay for services performed through the date of termination and any non-cancelable obligations.
We have paid $2.0 million under the Nordic Agreement as of September 30, 2022 relating to milestones which have been achieved through that date.

Other Obligations
Other than the obligations discussed above, there were no significant changes to our contractual obligations during the nine months ended September 30, 2022 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2021 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on our lack of market risk sensitive instruments outstanding at September 30, 2022, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	—	—	—	$—
September 1 - September 30, 2022	—	—	—	$—
Total for the quarter	—	$—	—
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Interim Executive Employment Agreement, by and between MiMedx Group, Inc. and K. Todd Newton, dated September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 16, 2022).

10.2*
Restricted Stock Unit Agreement, by and between MiMedx Group, Inc. and K. Todd Newton, dated September 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 16, 2022).

10.3*
Separation Agreement and General Release, by and between MiMedx Group, Inc. and Timothy R. Wright, dated September 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on September 16, 2022).

31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed and incorporated herein by reference
#	Filed or furnished herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2022	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer