Form 10-K
period 2022-12-31
MIMEDX GROUP, INC.
filed 2023-02-28
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or its audit report ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter) was approximately $388.1 million based upon the last sale price ($3.47) of the shares as reported on The Nasdaq Stock Market LLC on such date.
There were 114,083,096 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 24, 2023.
Documents Incorporated By Reference

Portions of the proxy statement relating to the 2023 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

PART I
Explanatory Note and Important Cautionary Statement Regarding Forward-Looking Statements
As used herein, the terms “MIMEDX,” “the Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report. Certain statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:

•our strategic focus and our current business priorities, and our ability to implement these priorities, including as a result of our no longer being able to market our micronized products and certain other products;
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

•our expectations regarding our ability to procure sufficient supplies of human tissue to manufacture and process our existing and future products;

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
•our expectations regarding future income tax liability;
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

•ongoing and future effects arising from the COVID-19 pandemic or other similar public health emergencies on our business, employees, suppliers and other third parties with whom we do business, and our responses intended to mitigate such effects;

•demographic and market trends; and
•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect our operations and may cause our actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed in Item 1A, Risk Factors in this Annual Report.
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
Estimates and Projections
This discussion includes certain estimates, projections and other statistical data. These estimates and projections reflect management’s best estimates based upon currently available information and certain assumptions we believe to be reasonable. These estimates are inherently uncertain, subject to risks and uncertainties, many of which are not within our control, have not been reviewed by our independent auditors and may be revised as a result of management’s further review. In addition, these estimates and projections are not a comprehensive statement of our financial results, and our actual results may differ materially from these estimates and projections due to developments that may arise between now and the time the results are final. There can be no assurance that the estimates will be realized, and our results may vary significantly from the estimates, including as a result of unexpected issues in our business and operations. Accordingly, you should not place undue reliance on such information. Projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. See Item 1A, Risk Factors for further information.

Item 1. Business
Overview
MIMEDX is a pioneer and leader in placental biologics, developing and distributing placental tissue allografts with patent-protected, proprietary processes for multiple sectors of healthcare. The Company is focused on addressing unmet clinical needs in the areas of Advanced Wound Care (“AWC”), Surgical Recovery, and osteoarthritis. We derive our products primarily from human placental tissues and process these tissues using our proprietary methods, including the PURION® process. We employ Current Good Tissue Practices (“CGTP”), Current Good Manufacturing Practices (“CGMP”), and terminal sterilization to produce our allografts. MIMEDX provides products primarily for use in the wound care, burn, and Surgical Recovery sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”), and to the extent we sell our products outside the United States, by other regulatory agencies in such international markets.

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

MIMEDX is a leading supplier of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce products that treat another person (the recipient). MIMEDX has supplied over two million allografts, through direct shipments. Our primary platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT®), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL®).
EPIFIX and EPICORD products are marketed for external use, such as in Advanced Wound Care applications, while our AMNIOFIX, AMNIOEFFECT, AXIOFILL, and AMNIOCORD products are positioned for use in Surgical Recovery applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions. We describe these in greater detail below under the heading “ - Our Product Portfolio & Pipeline.”

2017 FDA Guidance. The products we sell are regulated by the FDA. Generally, our products are regulated as Human Cells, Tissues and Cellular and Tissue – Based Products (“HCT/Ps”), which do not require pre-market clearance or approval by the FDA and are subject solely to Section 361 of the Public Health Service Act (“Section 361”) and related regulations. However, in November 2017 the FDA published a series of related guidance documents, including one entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue–Based Products: Minimal Manipulation and Homologous Use – Guidance for Industry and Food and Drug Administration Staff” (collectively, the “Guidance”), which established an updated framework for the FDA’s regulation of cellular and tissue-based products. Among other things, the Guidance clarified the FDA’s views about the criteria that differentiate those products subject to regulation solely under Section 361 (“Section 361 HCT/Ps”) from those cellular and tissue-based products considered to be drugs, devices, and/or biological products (“Section 351 HCT/Ps”) subject to licensure under Section 351 of the Public Health Service Act (“Section 351”) and related regulations.

Effect of Guidance on Our Products. Under the Guidance, we expect that the FDA will continue to regulate certain of our placental tissue products (EPIFIX, AMNIOFIX, EPICORD, AMNIOCORD, AMNIOBURN, AXIOFILL and AMNIOEFFECT) as Section 361 HCT/Ps so long as the claims we make for them are consistent with the Section 361 framework. Beginning in May 2021, the FDA began regulating certain of our other products, including our micronized dehydrated human amnion chorion membrane (“mDHACM”) products that we previously marketed in the United States as Section 351 HCT/Ps.

Enforcement Discretion. Under the Guidance, the FDA exercised enforcement discretion under limited conditions with respect to the Investigational New Drug (“IND”) application and pre-market approval requirements for certain HCT/Ps through May 31, 2021. We continued to market our micronized products (mDHACM) and our particulate product (AMNIOFILL) under this policy of enforcement discretion in the United States until May 31, 2021, while at the same time pursuing Biologics License Applications (“BLAs”) for certain of our micronized products in specific clinical applications. After May 31, 2021, we no longer sell our products that were impacted by enforcement discretion in the United States, and do not intend to sell such products in the United States until the FDA grants pre-market approval. As a result, we will only be able to market such products for indications that have been cleared or approved by the FDA. Similarly, we are engaged with the FDA regarding the classification of our umbilical cord products, EPICORD, EPICORD Expandable, and AMNIOCORD, which are tissue allografts derived from the structural, protective covering and extracellular matrix cushioning layers of the umbilical cord. If the FDA makes a final determination that our umbilical cord-derived products do not meet the requirements for regulation solely under Section 361, then, in order to continue to market the products, we would be required to obtain the appropriate FDA clearance or approval. In 2022, revenues from US sales of our umbilical cord-derived products were $23.2 million. See discussion below in Item 1A, Risk Factors under the heading “Certain of our products do not qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, which has resulted in removal of the applicable products from the market, made the introduction of some new tissue products more expensive, significantly delayed the expansion of our tissue product offerings and subjected us to additional post-market regulatory requirements. Additional regulatory requirements may be imposed in the future.”
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

Current Business Priorities and Strategy

We combine a large donor network developed over multiple years that sources donated birth tissue from consenting mothers, with our proprietary tissue manufacturing process and significant research and development expertise to develop innovative placental-derived products that address a wide range of chronic and acute health conditions affecting large patient populations.

Our core business delivers innovative products that help clinicians treat patients suffering from acute and chronic non-healing wounds. These wounds can be slow to respond or unresponsive to conventional treatments and may benefit from advanced treatments, such as our products, in order to support the healing process. The costs associated with treatment and management of patients with acute and chronic wounds is also high, with some estimates of the Medicare spend associated with such wounds approaching $100 billion annually.

The treatment of chronic wounds is often referred to as wound care. Chronic wounds are defined and characterized as those that do not progress through the normal process of healing and remain open for over a month. Patients, typically in the elderly population, with conditions such as diabetes, obesity and other comorbidities, are among those with the highest risk of developing chronic wounds, which include diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and pressure ulcers, among others. Studies estimate that in 2022 roughly 2.1% of the U.S. population was affected by chronic wounds1. Complications from non-healing chronic wounds can result in significant, life-altering adverse outcomes, such as limb amputation. Today, up to one-fifth of diabetic patients who develop a DFU will require some form of amputation2. Further, patients who undergo a major lower extremity amputation have an increased five-year mortality rate that is comparable to and in some cases higher than many forms of cancer3.

Acute wounds are defined as those that are recent, are acquired from an incision or trauma and have yet to progress through the sequential stages of wound healing. Acute wounds can be caused accidentally or they can arise in the normal course of a wide-range of surgical procedures. When acute wounds present in patients with similar comorbidities to those of chronic wound patients, the risk of a slow or ineffective healing wound increases, and the risk of a surgical site infection or other similar complication increases for the patient. We refer to the combination of a wide variety of surgical procedures on patients with these comorbidities, who could thus see slow or ineffective healing, as the Surgical Recovery market.

Our strategy is to continue to deliver advanced products that serve patient needs within the Advanced Wound Care and Surgical Recovery markets and increase access to our products through clinical data generation and physician education. We estimate that the combined U.S. wound and surgical market for our products is currently $2.0 billion ($1.1 billion in wound; $0.9 billion in surgical) and is largely under-penetrated4. We expect the U.S. wound and surgical market will grow at an annual rate of 7-10% over the next 3 to 5 years5.

The prevalence of both acute and chronic wounds has grown not only in the U.S. but also globally. While historically we have focused primarily on the U.S. market, we are now in the process of expanding our footprint internationally, most notably with the recent launch of our EPIFIX product in Japan. In 2021, we secured regulatory approval for EPIFIX in Japan followed by reimbursement approval in 2022. We also announced an exclusive distribution agreement with Gunze Medical Limited (“Gunze Medical”), a subsidiary of Gunze Limited, for sales of EPIFIX in the Japanese market, and expect to commence sales in the region in 2023. In Japan, EPIFIX is the first and currently the only amniotic tissue product approved for wound treatment across a broad range of conditions. We believe our first-mover advantage, favorable reimbursement rate, and strong distribution partner set us up for long-term success in this large and growing market.
1 GlobalData: 2022 Wound Care Management- Tissue Engineered Skin Subs U.S. Updated May 2022
2 Five year mortality and direct costs of care for people with diabetic foot complications are comparable to cancer, https://www.ncbi.nlm.nih.gov/pmc/articles/PMC7092527/#CR1
3Epidemiology and Risk of Amputation in Patients With Diabetes Mellitus and Peripheral Artery Disease, https://www.ahajournals.org/doi/10.1161/ATVBAHA.120.314595
4 GlobalData Tissue Engineered-Skin Sub Data Model Wound Management Year 2020 – retrieved Sept 2021
5 GlobalData Tissue Engineered-Skin Sub Data Model Wound Management Year 2020 – retrieved Sept 2021

Additionally, we have a regenerative medicine pipeline led by an injectable placental biologic product candidate, for which we are targeting an indication to help decrease pain and improve function in patients suffering from knee osteoarthritis (“KOA”), also known as degenerative joint disease of the knee. KOA is the most prevalent form of osteoarthritis and is a leading source of chronic pain and disability in the U.S. Our KOA program is in late-stage clinical trials and we are working toward the filing of a BLA in order to obtain regulatory approval for this product and a subsequent commercial launch in the U.S.

By incorporating a strategy to advance the scientific and therapeutic potential of placental tissue and rigorously demonstrate the clinical and economic effectiveness of our products, we believe we can differentiate the value of our portfolio and address multiple areas of significant unmet clinical need. We have focused our priorities on initiatives across our organization that position us to realize our commercial ambitions over the long-term while also generating a profitable, cash flow positive business capable of self-funding our future growth objectives.

Business Segments
Beginning in the third quarter of 2022, the Company manages itself as two reportable segments: Wound & Surgical and Regenerative Medicine. Wound & Surgical focuses on the Advanced Wound Care and Surgical Recovery markets through the sale of the Company’s existing product portfolio and product development to serve these end markets. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX, AMNIOFIX, and AMNIOEFFECT), tissue allografts derived from human umbilical cord (EPICORD and AMNIOCORD), and a particulate extracellular matrix derived from human placental disc (AXIOFILL). This segment is also responsible for the international sales of the Company’s Section 351 products.

The Regenerative Medicine business focuses solely on Regenerative Medicine technologies, specifically progressing the Company’s placental biologics platform towards registration as an FDA-approved biological drug. mDHACM is the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for specific clinical indications, including degenerative musculoskeletal conditions, beginning with KOA.

Our Product Portfolio & Pipeline

We sell our placenta-based allograft products primarily under our own brands. We maintain strict controls on quality at each step of the manufacturing process beginning at the time of procurement. Our Quality Management System is focused on compliance with the American Association of Tissue Banks’ (“AATB”) standards and the FDA’s CGTP and CGMP regulations.

EPIFIX

EPIFIX is a protective barrier allograft comprised of dehydrated human amnion/chorion membrane that may be used in the treatment of chronic wounds, including diabetic foot ulcers (DFUs), venous leg ulcers (VLUs), and pressure ulcers. EPIFIX is available in an assortment of sheet configurations and sizes to accommodate various wounds.

MIMEDX also has a micronized version of this product that it no longer markets or sells in the United States, but does sell outside the United States. As further discussed below under the heading “Government Regulation - 2017 FDA Guidance and Transition Policy for HCT/Ps,” the FDA clarified in its 2017 guidance that it regards micronized amniotic membrane products as subject to FDA licensure as biological products under Section 351.

AMNIOFIX

AMNIOFIX is a protective barrier allograft comprised of dehydrated human amnion/chorion membrane that may be used in Surgical Recovery applications. AMNIOFIX is available in an assortment of sheet configurations and sizes for internal use, including in the areas of lower extremity repair, spine, orthopedic, sports medicine, gastrointestinal, urologic, and other general surgery applications.

mDHACM

mDHACM is a micronized form of AMNIOFIX, and supplied in powder form, reconstituted with 0.9% sterile saline for injection. This product is our lead BLA candidate. We completed four late-stage randomized controlled studies under open INDs, evaluating mDHACM in plantar fasciitis, Achilles tendonitis and KOA. While the KOA Phase 2B trial did not meet its primary endpoints, we initiated a post-Phase 2B registrational clinical trial for KOA in February 2023. For further details, see “-Clinical Trials” below.

AMNIOBURN

AMNIOBURN is a protective barrier allograft comprised of dehydrated human amnion/chorion membrane that may be used in the treatment of partial-thickness and full-thickness burns.

EPICORD and AMNIOCORD

EPICORD and AMNIOCORD are dehydrated human umbilical cord allografts that may be used to provide a protective environment for the healing process and are used in the areas of Advanced Wound Care and Surgical Recovery, respectively. These products are thicker than our amniotic membrane allografts and can be applied in deeper wounds or in areas where suturing the allograft in place may be advantageous.

EPICORD Expandable is an allograft derived from the umbilical cord, and can expand to twice its size, conforming to uneven surfaces and deep wounds. The thickness of the product allows for suturing as needed to keep the graft in place, and it provides healthcare professionals a new option to support the Advanced Wound Care needs of their patients with larger, chronic, and hard-to-heal wounds.

AXIOFILL

The Company launched AXIOFILL during the third quarter of 2022. AXIOFILL is an extracellular matrix derived from human placental disc, and is designed to provide a cost-effective human collagen scaffold that is conducive for use in large, complex wounds and those of irregular geometries. Our AXIOFILL product has seen initial adoption by clinicians primarily focused on Surgical Recovery applications.

AMNIOEFFECT

The Company also launched AMNIOEFFECT during the third quarter of 2022. AMNIOEFFECT is a tri-layer placental tissue allograft that contains amnion, intermediate layer, and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired.

AMNIOFILL

The Company ceased marketing and selling AMNIOFILL in the United States in May 2021, following the end of the FDA’s period of enforcement discretion. We have not yet initiated any clinical trials in furtherance of any regulatory approvals for this product.

Antimicrobial Wound & Surgical Products

In December 2022, we announced an in-licensing and distribution agreement with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics or “Turn”), providing us with worldwide exclusive rights to Turn’s proprietary antimicrobial technology platform, PermaFusion®, for the development of future products focused on Advanced Wound Care and Surgical Recovery applications.

PermaFusion® is petrolatum-based, liquid-in-oil suspension technology that involves the creation of nanodroplets without binding agents or emulsifiers and also includes a process to coat materials with antimicrobial-infused petrolatum. Turn’s intellectual property estate includes “mixing” and “coating” intellectual property and provides protection up to 20 years. MIMEDX expects this technology to be included in the creation of a number of new antimicrobial products for the Wound & Surgical markets.

In addition to the exclusive license obtained to Turn’s intellectual property, MIMEDX will acquire the commercial rights to Turn’s FleX™ Antimicrobial Collagen Matrix product, contingent upon its receipt of FDA 510(k) clearance and other conditions. FleX™ is a bovine collagen powder product that incorporates antimicrobial properties to aid in the management of partial and full thickness wounds.

Under the terms of the agreement, MIMEDX has exclusive rights to develop future products for the wound care, burn, and surgical fields using Turn’s intellectual property. Turn received an upfront cash payment from MIMEDX and is entitled to future payments upon completion of regulatory and product commercial milestones, along with royalties on the sales of products covered by the licensed intellectual property.

OEM Products

We sell a selection of allografts on an Original Equipment Manufacturer (“OEM”) basis pursuant to an agreement under which we have granted a third party an exclusive license to some of our technology for use in dental applications. This agreement is concluding during 2023, after which we do not anticipate generating sales of our allograft products on an OEM basis.

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

We have developed a large, geographically diverse, network of hospitals across the United States that participate in our placenta donation program, and we employ a dedicated staff that work with these hospitals. We also utilize third-party providers of placenta donations on an as- needed basis to mitigate business risk. We believe that we will be able to obtain an adequate supply of tissue to meet anticipated demand for the foreseeable future.

Processing (Manufacturing)

The Company has developed and patented a unique and proprietary technique (PURION) for processing allografts from the donated placental tissue. This technique specifically focuses on preserving the tissue’s natural growth factor content and regulatory proteins, and maintaining the structure and collagen matrix of the tissue. Our patented and proprietary processing method employs aseptic processing techniques in addition to terminal sterilization for increased product safety. Despite starting with similar placental tissues, all placental tissue products and processing methods are not the same – we believe that our proprietary process preserves more of the natural beneficial characteristics of the tissue than the processes used by many of our competitors.

The PURION process produces an allograft that retains the tissue’s inherent biological properties and regulatory proteins (including cytokines, chemokines, and growth factors) found in the placental tissue and produces an allograft that is safe and easy for healthcare providers to use. The allograft can be stored at room temperature and has a five-year shelf life. Each sheet allograft incorporates specialized visual markings that assist the health care practitioner with allograft placement and orientation.

To ensure the safety of human tissue products, the FDA enforces CGTP manufacturing regulations. We believe that MIMEDX has developed robust systems to comply with, and is in compliance with, these regulations. As an important part of the Company’s product safety compliance, MIMEDX products are terminally sterilized to an internationally recognized industry standard in addition to having been processed via the PURION process.

Our facilities are subject to periodic unannounced inspections by regulatory authorities and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. We are registered with the FDA as a tissue establishment and are subject to the FDA’s CGTP quality program regulations, state regulations, and regulations promulgated by various regulatory authorities outside the United States. The Company’s September 2018 FDA inspection for compliance with CGTP regulations resulted in no observations and a no action indicated (“NAI”) rating, which is the most favorable designation the FDA provides after an inspection. In December 2019, the FDA conducted CGMP inspections at our Marietta, Georgia, and Kennesaw, Georgia, processing facilities. The FDA issued a Form FDA 483 (“483”), which is a list of inspectional observations, at the conclusion of each inspection. Specifically, the FDA issued a 483 consisting of nine observations at our Marietta, Georgia processing facility, and a 483 consisting of 14 observations at our Kennesaw, Georgia processing facility. MIMEDX timely responded to the FDA regarding each observation, providing substantive responses to all of the observations. The Company’s response included completed and planned actions to address each observation, and all of these remedial actions have been completed. The FDA classified its December 2019 inspection of our Kennesaw, Georgia facility as voluntary action indicated (“VAI”), which means objectionable conditions or practices were found in their December 2019 inspection but the agency is not taking or recommending any administrative or regulatory actions. The FDA also categorized its December 2019 inspection of our Marietta, Georgia facility as VAI. The Company believes it has made progress in its CGMP compliance and continued to make quality improvements through its quality plan.

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

Patents and Patent Applications

Due to the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of the filing of this Annual Report, in addition to international patents and patent applications, we own 68 U.S. patents related to our amniotic tissue technology and products, and 30 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office. The vast majority of our domestic patents covering our core amniotic tissue technology and products will not begin to expire until August 2027. Globally, the Company has over 200 issued and pending patents.

Market Overview
Domestic sales currently account for substantially all of our revenue, and we are actively pursuing international expansion, primarily targeting Japan and select countries in Europe, Asia Pacific, and the Middle East. In the United States, our primary areas of clinical use include Advanced Wound Care and Surgical Recovery applications.

Advanced Wound Care

The Advanced Wound Care market is comprised of products such as medical devices, advanced dressings, xenografts, biological products, and HCT/Ps, which are used as skin substitutes to treat severe wounds or chronic wounds that have not appropriately closed after four weeks of treatment with traditional or standard of care dressings. Not included in Advanced Wound Care are traditional wound care dressings, such as bandages, gauzes and ointments, which typically are used in the treatment of non-severe or non-chronic wounds.

In the United States, estimates indicate that in 2022 the prevalence of chronic wounds was 2.1% of the total U.S. population, or approximately 6.9 million people suffering from chronic wounds. Of these chronic wounds, approximately 58% or 4.0 million are categorized as chronic leg ulcers (which include DFUs and VLUs), with 47% treated with Advanced Wound Care dressings such as skin substitutes6. MIMEDX is a leader in the cellular tissue products/skin substitute segment of the Advanced Wound Care category and the amniotic tissue allograft sub-category. We expect these markets will continue to grow due to certain demographic trends, including an aging population, increasing incidence of obesity and diabetes and the associated higher susceptibility to non-healing chronic wounds. Furthermore, the increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. The overall cost of treating chronic wounds is rising sharply, and the current annual estimated cost in the United States exceeds $28 billion7.

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

Surgical Recovery

We are expanding beyond Advanced Wound Care into areas where the use of our tissue products could help reduce complications across several surgical specialties, including plastic surgery, general surgery, gynecology, urology, orthopedics, spinal surgery, lower extremity repair and sports medicine procedures. Collectively, we refer to these areas as the Surgical Recovery segment of the market. Certain surgical procedures can have an increased likelihood of complications such as dehiscence, adhesions, and others that may affect both the recovery of the patient and the outcome of the surgery. The rate of complications can depend on a number of factors, including the complexity of the procedure and patient specific issues, such as obesity, diabetes or advanced age.

In the Surgical Recovery setting, applications of our products are used to augment tissue, serve as a barrier membrane in procedures where scar tissue formation may be problematic or where a second surgery may be required, or aid in incisional
6 GlobalData: 2022 Wound Care Management- Tissue Engineered Skin Subs U.S. Updated May 2022
7 Chronic Wounds: Economic Impact & Costs to Medicare, https://www.woundcarestakeholders.org/news/studies-and-publications/chronic-wounds-economic-impact-costs-to-medicare closure with the goal of preventing or reducing procedural complications. Following a thorough review of surgical procedures and potential clinical applications across several specialties, we have identified those areas where we believe our tissue products could be incorporated. We are targeting certain procedures for use of our products based on unmet clinical need, potential procedural complication rate, clinical relevance, economic factors and overall business priorities. As in Advanced Wound Care, we believe this market is expanding as a result of demographic trends, including an aging population, increasing incidence of obesity and diabetes and the associated higher susceptibility to non-healing chronic wounds.

AXIOFILL

The Company launched AXIOFILL during the third quarter of 2022. AXIOFILL is an extracellular matrix derived from human placental disc, and is designed to provide a cost-effective human collagen scaffold that is conducive for use in large, complex wounds and those of irregular geometries. Our AXIOFILL product has seen initial adoption by clinicians primarily focused on Surgical Recovery applications.

AMNIOEFFECT

The Company also launched AMNIOEFFECT during the third quarter of 2022. AMNIOEFFECT is a tri-layer placental tissue allograft that contains amnion, intermediate layer, and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired.

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

International

The Company is actively pursuing international expansion, with an initial focus on Japan. Estimates for 2022 indicate that within a total Japanese population of approximately 126 million people, there are approximately 629,000 chronic leg ulcers, 100,000 of which are potential candidates for an Advanced Wound Care product8. The Japanese population has the largest proportion of people 65 or older in the world, estimated to be approximately 36.2 million (28.8%) in 2020, increasing the potential need for healthcare products and services9. We believe these demographic trends, along with an increasing incidence of obesity and diabetes and the associated higher susceptibility to non-healing chronic wounds, present a significant unmet patient need and underpenetrated market opportunity.

MIMEDX received regulatory approval from the Japanese Ministry of Health, Labor and Welfare (“JMHLW”) in June 2021 to market EPIFIX in Japan, as the first amniotic tissue approved for hard-to-heal chronic wounds, such as DFUs and VLUs, which do not respond to conventional therapy. We secured reimbursement approval in September 2022, and are putting in place the necessary structure, medical education programs, and market development initiatives to operationalize our commercial strategy. In December 2022, we announced an exclusive distribution agreement with Gunze Medical for sales of EPIFIX in the Japanese market. Under the terms of the agreement, Gunze Medical and its team of dedicated sales representatives will work to distribute EPIFIX for clinicians to treat patients with hard-to-heal DFUs and VLUs across Japan. MIMEDX will be responsible for the supply of EPIFIX to Gunze Medical, which will sell the products locally, pursuant to the indications for use and reimbursement rates secured for the product. The parties will collaborate to continue physician education activities and drive further key opinion leader engagement in-country.

The Company is also evaluating opportunities for geographic expansion in the United Kingdom and certain other countries in Europe and the Middle East. Current efforts are focused on the collection of real-world evidence to support the development of patient treatment guidelines, health economic analysis, and product reimbursement in core markets.

Biologics License Application (BLA) Programs

In 2017, the FDA released guidance clarifying its views that certain cellular and tissue-based products, including certain products marketed by MIMEDX, are considered drugs, devices, and/or biological products subject to Section 351 requirements under the federal Food, Drug and Cosmetic Act (the “FD&C Act”). In order to conform to this regulatory guidance, MIMEDX is pursuing an indication under the BLA pathway, although there can be no assurance that we will obtain a BLA and we may ultimately decide not to pursue a BLA for this product or indication.

8 GlobalData: 2022 Wound Care Management – Tissue Engineered Skin Subs, Japan, updated May 2022; management estimates
9 Statistics Bureau of Japan, https://www.stat.go.jp/english/data/handbook/c0117.html

mDHACM is our lead BLA product candidate and we are currently focused on conducting a post-Phase 2B registrational clinical trial for the KOA market, which we initiated in February 2023. See Clinical Trials, below, for more information.

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

Osteoarthritis (“OA”) is a disease characterized by progressive articular cartilage destruction, ultimately leading to disabling pain and joint dysfunction. The knee is the most commonly affected joint and knee OA represents the leading cause of disability in the adult population. Estimates indicate that approximately 18 million people suffered from symptomatic knee osteoarthritis in 202210, and this number is expected to increase to 19 million people by 202511. According to the Arthritis Foundation, more than half of knee osteoarthritis sufferers are younger than 65 years old. Current treatment options include analgesics, non-steroidal anti-inflammatory drugs (“NSAIDs”), injectable corticosteroids, viscosupplements, platelet rich plasma, and other emerging therapies. Approximately 80% of symptomatic knee OA patients fail conservative therapy12. When conservative and non-operative treatment options fail, patients often consider surgical intervention. According to estimates by Global Data’s United States Knee Reconstruction Model, approximately one million people required knee reconstruction surgery in 2022 with 2% needing bilateral knee replacement. Costs for knee replacement procedures can exceed $55,000, on average. We believe there is significant unmet need for a non-surgical treatment option to reduce pain and improve function in patients suffering from knee osteoarthritis. Current estimates of the potential addressable market for mDHACM are dependent on many factors, including the results of our clinical trial program, recommended place in the knee osteoarthritis treatment algorithm, anticipated dosing regimen, as well as the potential for our clinical trials to demonstrate disease modifying characteristics which could further amplify the market opportunity. However, mDHACM has not yet been approved by the FDA for any such use.

Marketing and Sales

Our direct sales team includes field sales representatives and field sales management, who call on hospitals, wound care clinics, physician offices, and federal health care facilities such as the Department of Veterans Affairs (the “VA”) and Department of Defense (“DoD”) hospitals. Our direct sales force focuses on the Advanced Wound Care and Surgical Recovery categories through multiple sites of service. We also maintain a network of independent sales agents that focus on Surgical Recovery applications leveraging the complementary products in their portfolios, and provide access to certain customers, as well as sales coverage for areas where we do not have a full-time sales representative.

We also sell our products through distributors. Distributors purchase products from us at wholesale prices and resell products to providers and end users. For example, in Japan, our distribution partner, Gunze Medical, purchases products from us and is responsible for sales to the end users for the approved indications of use and at the prevailing reimbursement rate for the product. See Note 12, Revenue to our consolidated audited financial statements included in Item 8 of this Annual Report.

Coverage and Reimbursement

With the exception of government accounts, most purchasers of our products include physicians, hospitals, or ambulatory surgery centers (“ASCs”) that rely on reimbursement by third-party payers. Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. Third-party payers are sensitive to the cost of products and services and are increasingly seeking to implement cost containment measures to control, restrict access to, or influence the purchase of health care products and services. In the U.S., such payers include U.S. federal healthcare programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs, and workers’ compensation plans. Federal healthcare programs have prescribed coverage criteria and reimbursement rates for medical products, services, and procedures. Similarly, private, third-party payers have their own coverage criteria and negotiate reimbursement amounts for medical products, services, and procedures with providers. In addition, in the U.S., an increasing percentage of insured individuals are receiving their medical care through managed care programs (including managed federal healthcare programs) which monitor and may require pre-approval of the products and services that a member receives. Ultimately, however, each third-party payer determines whether and on what conditions they will provide coverage for our products, and such decisions often include each payer’s assessment of the science and efficacy of the applicable product.

A portion of our products is purchased by U.S. government accounts (e.g., the VA and the Public Health Service, including the Indian Health Service), which do not depend on reimbursement from third-party payers. In order for us to be eligible to have
10 GlobalData: 2022 Orthopedic Devices — Knee Reconstruction – US – 2015-2030
11 GlobalData: 2020 Orthopedic Devices – Knee Reconstruction – US – 2015-2030
12 GlobalData: 2020 Orthopedic Devices – Viscosupplementation – US – 2015-2030

our products purchased by such federal agencies and paid for by the Medicaid program, federal law requires us to participate in the VA Federal Supply Schedule (“FSS”) pricing program.

Medicare Coverage

The largest third-party payer in the United States is the Medicare program, which is a federally-funded program that provides healthcare coverage for senior citizens and certain disabled individuals. The Medicare program is administered by the Centers for Medicare and Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”). Medicare Administrative Contractors (“MACs”) are private insurance companies that serve as agents of CMS in the administration of the Medicare program and are responsible for making coverage decisions and paying claims for the designated Medicare jurisdiction. There are seven Part A/B MACs in the U.S., which cover 12 unique geographical jurisdictions. Each MAC also has its own standards and process for determining coverage and reimbursement for a procedure or product. Private payers often follow the lead of governmental payers in making coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating factor for successful adoption of a new product or clinical application by private payers.

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

For Medicare reimbursement purposes, our EPIFIX and EPICORD allografts are classified as “skin substitutes.” Current reimbursement methodology varies between the hospital outpatient department (“HOPD”) and ASC setting versus the physician office. Currently, within the HOPD and ASC places of service, skin substitutes are reimbursed under a “packaged” or “bundled” methodology that provides a single payment for both the application of the product as well as the product itself. CMS classifies skin substitutes into low cost or high cost groups, based on a geometric mean unit cost and per day cost. For 2022, the geometric mean unit cost threshold applicable to both our EPIFIX and EPICORD allograft products was $48 per square centimeter, and the per day cost threshold was $949. For 2023, the geometric mean unit cost threshold applicable to both our EPIFIX and EPICORD allograft products was $47 per square centimeter, and the per day cost threshold was $949. The national HOPD average packaged (“bundled”) rate for our EPIFIX and EPICORD allograft products was $1,549 in 2019, $1,623 in 2020, $1,715 in 2021, $1,749.26 in 2022, and is $1,725 in 2023. CMS assigns lower national rates to the ASC to reflect a less resource-intensive place of service. Revenue in the ASC setting constitutes less than 1% of the Company’s annual net sales. Medicare payments for most items and services, including EPIFIX and EPICORD sheet products, have been subject to sequestration reductions of approximately 2% periodically from 2013.

Currently, providers that administer EPIFIX or EPICORD allografts and other skin substitutes in the physician office setting are reimbursed based on the size of the graft, computed on a per square centimeter basis. The payment rate is calculated using the manufacturer’s reported average sales price (“ASP”) submitted quarterly to CMS. This payment methodology applies to physician offices, as well as places of service such as patient home, assisted living and nursing home. The Medicare payment rates are updated quarterly based on this ASP information for many skin substitute products but not all. EPIFIX and EPICORD are included on the Medicare national ASP Drug Pricing File. The published skin substitute Medicare payment rate established by statute is ASP plus 6%. Reimbursement for products not included on the Medicare national ASP Drug Pricing File are at the discretion of each MAC, which typically is invoice cost or wholesale acquisition cost (“WAC”) plus 6%.

Recently, several wide-ranging proposals have been published for public comment, including relating to payment methodology within the physician office, and are under consideration by the CMS. In addition, three MACs have recently published for public comment changes to their Local Coverage Determinations (“LCDs”) that they are considering. If adopted, these proposals would significantly change Medicare policies governing the reimbursement of skin substitute products principally when used for wound treatment in the private physician office setting. The LCDs in the proposals could adopt a new standard of clinical evidence required as a prerequisite to coverage. In addition, the proposals all require a confirmation that the products are regulated solely under Section 361 of the Public Health Service Act as a prerequisite to continued coverage. We have the required confirmation for EPIFIX, but not currently for EPICORD. The proposed LCDs also include language that could lower the number of allowed applications of a product below what is commonly used in standard practice by physicians today (supported by clinical evidence) and reflected by LCDs currently in force with the MACs. The Company as well as stakeholders across the wound care industry do not support lowering the applications.

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

Seasonality

Revenues during our fourth quarter tend to be stronger than other quarters because many hospitals increase their purchases of our products during the fourth quarter to coincide with the end of their budget cycles in the United States. Satisfaction of patient deductibles through the course of the year also results in increased revenues later in the year. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year.
Customer Concentration

For the years ended December 31, 2022, 2021, and 2020, our net sales to all U.S. government accounts comprised approximately 2%, 3% and 5% of our net sales, respectively. See discussion below in Item 1A, Risk Factors under the heading “A portion of our revenues and accounts receivable come from government accounts.”

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

In February 2020, the AHRQ published a technology assessment analyzing Skin Substitutes for Treating Chronic Wounds. AHRQ conducted a literature search yielding 164 studies and 81 Supplemental Evidence and Data for Systematic Reviews (“SEADs”) submissions. Only 22 randomized, controlled trials (“RCTs”) met the inclusion criteria to be reviewed in the AHRQ analysis, and out of the 22 RCTs MIMEDX had six RCTs included in the final brief. Of the 22 studies reviewed, only 12 were assessed as low risk of bias, of which five were MIMEDX RCTs. This important government assessment highlights our commitment to providing unbiased level 1 clinical evidence in advanced wound treatment. This dedication to elevating the standard of care is further underscored by the fact that the AHRQ points out in its assessment that MIMEDX was the only entity to provide two studies out of the 22 evaluated that performed a subgroup analysis of patients with DFUs that received adequate debridement. Both studies reported an increase in wounds healed with adequate debridement.

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

Our main competitors in the skin substitute market include Integra LifeSciences Holdings Corporation, Organogenesis, Inc., and Smith & Nephew plc, which sell a variety of Advanced Wound Care products, including skin substitutes and placental tissue allografts. In addition, the overall market is competitive, with a large number of other, smaller competitors that compete regionally and nationally.

Our Regenerative Medicine efforts around KOA are also subject to a wide range of potential future competitors. Based on published information from across the medical device and biotherapeutics industry, there are over 70 other active R&D programs currently developing potential treatments for KOA using a variety of different scientific approaches. The speed with which we can successfully develop our product, complete clinical trials, obtain regulatory clearance, and begin commercialization efforts for our KOA offering will influence our ability to succeed in this market.

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

The regulations in 21 CFR Part 1271 also require establishments to comply with donor screening, eligibility and testing requirements, and CGTP to prevent the introduction, transmission and spread of communicable diseases. The CGTP govern, as may be applicable, the facilities, controls, and methods used in the manufacture of all HCT/Ps, including processing, storage, recovery, labeling, packaging, and distribution of Section 361 HCT/Ps. CGTP require us, among other things, to maintain a quality program, train personnel, control, and monitor environmental conditions as appropriate, control and validate processes, properly store, handle and test our products and raw materials, maintain our facilities and equipment, keep records and comply with standards regarding recovery, pre-distribution, distribution, tracking and labeling of our products, and complaint handling. 21 CFR Part 1271 also mandates compliance with adverse reaction and CGTP deviation reporting and labeling requirements.

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

If the FDA were to find serious non-compliant manufacturing or processing practices during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition, and cash flows.

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

This enforcement discretion applied across our industry, and during the period, the Company continued to market its products under this policy of enforcement discretion. After May 31, 2021, the Company no longer markets or sells its products that were impacted by enforcement discretion in the United States. We are pursuing the BLA pre-market approval process for certain uses of mDHACM. However, there is no assurance that the FDA will grant these approvals on a timely basis, or at all, or that we will not discontinue our pursuit of a BLA for certain products or indications. See “Clinical Trials” below for more information.

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

Clinical Trials

Trial Overview

The Company previously completed four IND studies investigating the use of mDHACM to reduce pain and increase function in patients with KOA, as well as plantar fasciitis and Achilles tendonitis. The Company is not currently pursuing the use of mDHACM to treat plantar fasciitis or Achilles tendonitis. The Company continues to pursue the use of mDHACM to treat KOA. The Company has instituted several actions with respect to its ongoing and anticipated clinical trials to address the resources, capabilities, and expertise needed for an effective dialogue with the FDA regarding our BLA progress. However, there can be no assurance that we will obtain BLA approval and we may ultimately decide not to pursue a BLA for this or for other products or indications.

Knee Osteoarthritis Trial Overview

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

In March 2018, we initiated a Phase 2B prospective, double-blinded RCT investigating a single intra-articular injection of 40 mg of mDHACM as compared to a single injection of saline (placebo control) in the treatment of pain and functional impairment in patients with osteoarthritis of the knee. This trial was planned to enroll 318 patients, with an interim analysis to assess adequacy of this sample size built into the statistical plan. This blinded interim analysis was performed in July through August 2019 and revealed that while differences in the treatment groups were observed, the power to observe statistically and clinically significant results would be enhanced by increasing the sample size to 466 patients. Amendments to the protocol to allow this increase were subsequently approved. It should be noted that during the first half of 2020 in particular, study enrollment slowed considerably due to the ongoing COVID-19 pandemic, although this impact did begin to resolve in the third quarter of the year. Due to actual dropout rates observed in the study being lower than planned, in September 2020 we completed enrollment of 447 patients. We also amended the protocol to establish an open label extension to the trial and allow patients to receive a second injection of the active treatment at six months, nine months, or 12 months subsequent to their completion of study visits, if their pain has not resolved or responded, regardless of treatment arm. The study was still blinded to subjects, sites, and MIMEDX during this extension. The six months blinded efficacy visits in this study were completed during the second quarter of 2021, and analyses were completed during the third quarter of 2021. The final study visits occurred (open label extension) during the second quarter of 2022. The final endpoint of the study was at 12 months. All 12-month visits have now been completed, and data analysis has been accomplished. MIMEDX is currently evaluating these results and preparing a clinical report.

As previously announced, the trial did not meet its primary endpoints at six months. However, in a cohort of 190 subjects enrolled prior to a planned interim analysis performed for sample size correction in July through August 2019, a statistically significant and clinically meaningful difference in favor of mDHACM in WOMAC total scores and both the pain and function subscales compared to the placebo was observed. Subjects enrolled after this interim analysis did not show separation of results from the mDHACM treated from those of the placebo arm. Third-party biostatisticians validated the improvement in WOMAC Pain at three and six months, respectively (p=0.032 and p=0.009), WOMAC Function (p=0.046 and p=0.009), and WOMAC Total (p=0.038 and p=0.008) for the Pre-Interim Analysis Cohort of 190 patients. A root-cause analysis determined that the potency of the investigational product decreased as it aged, which we believe caused the study to fail to meet its primary endpoints. The Company’s proprietary biochemical and biological tests, along with the clinical observations, detected this reduced potency. Based on the clinically meaningful and statistically significant data from the Pre-Interim Analysis Cohort of 190 patients in the Phase 2B trial, published retrospective data, extensive real-world clinical use, and ongoing scientific mechanism of action research, the Company initiated the first of two registrational KOA trials in February 2023 and has been working closely with the FDA in advancing this program.

There can be no assurance, however, that our anticipated time frame for the registrational KOA trials and submitting a BLA will be achieved or that we will receive FDA approval for mDHACM and be able to commercialize this product, or that such approval will not be delayed for a variety of reasons, including failure of the studies to achieve their endpoints; the impact of the COVID-19 pandemic or other public health emergencies on study enrollment and FDA operations; the potential that the results of the clinical studies do not merit further investment; and the work required to achieve commercial and manufacturing readiness.

Prior to May 31, 2021, the date the FDA’s period of enforcement discretion ended, we also filed investigational applications for additional indications for AMNIOFIX Injectable and EPIFIX Micronized. These two INDs were allowed to proceed for the injectable products, one in chronic wounds, another in surgical incisions. We have not yet initiated any clinical trials related to these applications, and have no immediate plans to advance these programs.

BLA Process

If study results support potential product approval and potential for commercialization, we intend to file a BLA as described above. The process of obtaining an approved BLA requires the expenditure of substantial time, effort and financial resources, and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The fee for filing a BLA and the annual user fees payable with respect to any establishment that manufactures biologics and with respect to each approved product are substantial. While there can be no assurance that we will ultimately obtain regulatory approval for our micronized products, we have already completed substantial work towards our BLA program, including engineering our manufacturing processes to conform to CGMP requirements.

FDA Post–Market Regulation

Tissue processors regulated solely under Section 361 are still required to register as a tissue establishment with the FDA. As a registered tissue establishment, we are required to comply with regulations regarding labeling, record keeping, donor eligibility, screening, and testing. We are also required to process the tissue in accordance with established CGTP, as well as report any deviations from core CGTP requirements or adverse reactions caused by a possible transmission of an infectious disease attributed to our tissue. Our facilities are also subject to periodic inspections to assess our compliance with the regulations.

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

As part of our BLA development effort, we are updating our manufacturing establishments into maintaining application of CGMP for production of our injectable and other applicable Section 351 products. The process includes development and enhancement of production processes, procedures, tests, and assays, and it requires extensive validation work. It also involves the procurement and installation of new production and lab equipment. These efforts require human capital, expertise, and resources. We have made significant improvements over the last two years. We have engaged industry experts to assess our state of compliance and to provide guidance on the additional activities needed to maintain CGMP. Significant improvements include a newly built, validated processing suite applying CGMP that is utilized for processing of Section 351 products.

Other Regulation Specific to Tissue Products

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reimbursement of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human tissue and skin. Our wholly-owned subsidiary, MiMedx Tissue Services, LLC, is registered with the FDA as an establishment that manufactures human cells, tissues, and cellular and tissue- based products and is involved with the recovery and storage of donated human placental tissues. We reimburse tissue banks, hospitals, and physicians for their services associated with the recovery and storage of donated human tissue.

Tissue Bank Laws, Regulations, and Related Accreditation

As discussed above, we are required to register with the FDA as an establishment that manufactures human cells, tissues, and cellular and tissue-based products. We are licensed, registered, or permitted as a tissue bank in California, New York, Delaware, Illinois, Oregon, and Maryland. Additionally, we received and actively maintain AATB accreditation. The AATB has issued operating standards for tissue banking. Compliance with these standards is required in order to become an AATB-accredited tissue establishment. AATB standards include specific requirements for recovery, screening, testing, labeling, processing, and storing of birth tissue. We maintain compliance with AATB standards and our state licensure requirements.

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

•The federal Anti-Kickback Statute (“AKS”), which is a criminal law that prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward referrals, purchases or orders, or arranging for or recommending the purchase, order or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act amended the intent requirement of the federal AKS, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A conviction for violation of the AKS results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal AKS that protect certain common industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor.

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

International Regulation (Japan)

MIMEDX received regulatory approval from the Japanese Ministry of Health, Labour and Welfare (JMHLW) to market EPIFIX in Japan. Under JMHLW guidelines, EPIFIX is classified as a Class IV Medical Device and “Specified Biological Product” and is approved for the treatment of refractory ulcers, such as DFUs and VLUs that do not respond to conventional therapy. As a condition of the final approval, MIMEDX will conduct post-market surveillance, consisting of a limited study over 75 participants. The JMHLW has the ultimate responsibility of granting final approval on all Class III and IV Medical Devices and “Specified Biological Products.” All approved products in Japan, including EPIFIX, are regulated by the Pharmaceuticals and Medical Devices Agency (“PMDA”), which acts as the technical arm of the JMHLW. The PMDA serves in a similar function as the FDA in the United States, and is responsible for ensuring the safety, efficacy, and quality of pharmaceuticals and medical devices in Japan. The PMDA provides review and approval of medical devices, QMS/GLP/GCP inspections, and collection and analysis of adverse event reports.

MIMEDX also secured reimbursement approval from JMHLW on September 1, 2022 with an awarded rate of 35,100 Yen/cm2, and subsequently entered into an exclusive distribution agreement with Gunze Medical for sales of EPIFIX in Japan. Insurance coverage for EPIFIX will provide doctors and patients in Japan with new treatment options and optimal wound care.

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
Environmental, Social & Governance Matters (“ESG”)
At MIMEDX, we are committed to improving people’s health and lives through innovation that makes healing possible. Our product offering is derived from donated human placental and umbilical cord tissue, which are processed into products used by health professionals to treat patients suffering from both acute and chronic hard-to-heal wounds. We are continuously looking to expand the breadth of our product offering, further leveraging birth tissue that would otherwise become medical waste, and have a product pipeline that includes innovations for wound and surgical end markets as well as a potential treatment option for other conditions such as knee osteoarthritis (KOA). Our Core Values define how we lead the field with rigorous science, help clinicians elevate the standard of care, provide a safe and healthy environment for our employees, and work and grow as a company.
In an effort to deliver long-term value to all of our stakeholders, we incorporate environmental, social, and governance (ESG) objectives that are relevant to our business. These ESG objectives are informed by a combination of feedback from our stakeholders as well as leading ESG frameworks, such as the Sustainability Accounting Standards Board (SASB) Medical Equipment & Supplies standards, under the oversight of our Board of Directors.
Environmental Matters
Stewardship is a Core Value at MIMEDX. We are stewards of a precious, life-protecting and life-giving resource – human birth tissue – which currently represent the biological source material for all of our products. Without our placental donation and recovery program, this material would most likely be discarded as medical waste at the hospital. We do not produce a significant amount of emissions from our operations.
Environmental Management
We recently worked with a third-party to conduct an environmental, health, and safety gap assessment in order to accurately benchmark our environmental impact. The review looked at several areas including:
•Air Pollution Control Management
•Battery Handling and Disposal
•Community Right-to-Know (Hazardous Material Reporting)
•Hazardous Waste Management
•SARA Title III (Release Reporting)
•Solid Waste Management
•Spill, Prevention, Control and Countermeasure
•State Pollutant Discharge Elimination System (SPDES)

•Storm Water Management
•Universal Waste Management
•Waste Oil Management
We are evaluating the results of this exercise in order to consider implementation of measures in support of our Environmental Management program.
Waste Management
We work with waste removal providers to responsibly dispose of medical waste and biohazardous waste and have a program in place for the management of all medical and biohazardous waste processed in our facilities. In addition, we follow applicable packaging requirements for regulated medical waste, and conduct regular required training for all employees responsible for packaging medical waste for shipment. Our waste management initiatives also include the shredding and recycling of paper waste from our facilities, our transition to digital systems where possible to reduce print waste, and the distribution of electronic tablets to our sales teams to minimize printing needs, shipping costs, and printed materials.
Our facilities management team collects recyclable and reusable material when possible, including for cardboard, plastics, batteries, fluorescent lamps, and ballasts. We have significantly reduced the use of plastic and aluminum materials with the installation of filtered water and soda machines within our facilities. The packaging of our product cartons is recyclable and, since 2015, has been reduced in size by 50%.
Human Capital
As of December 31, 2022, we had 867 full time employees. Generally, we consider our relationships with our employees to be good, and none of our employees are covered by a collective bargaining agreement. We conduct regular surveys of employees to monitor engagement levels and act on feedback received through this process.
Our Diversity and Inclusion

MIMEDX values the diversity of perspective, experience, and background within our Company. We have stated goals to promote diversity, inclusion, and equal opportunity regardless of race, gender, nationality, ethnic origin, religion, age, or sexual orientation. Intimidation or harassment of any kind are not acceptable in our workplace.

Our business requires a workforce with a wide range backgrounds, experiences, skills, and knowledge and a culture that blends this diversity into an effective team. In order for our employees to do their best work, and for us to achieve our mission, everyone at MIMEDX must feel respected, valued, and included. Comprised of employees across the company, our Inclusion and Diversity Council implements programs to create greater visibility to work environment challenges, champion diversity, and provide an intentional link for each employee to the company values and goals.

The table below provides an overview of MIMEDX’s diversity as of December 31, 2022:

Board of Directors	Women and minorities hold one-third of the seats on our Board, including the Chair of the Board.
Employee Gender Diversity	Women represented 57% of our workforce as of December 31, 2022. Women represented 61% of our new hires in 2022.
Employee Ethnic/Racial Diversity	Black or African American: 25% Hispanic or Latino: 8% Other Non-White (including American Indian, Alaskan Native, Asian, Native Hawaiian, or Other Pacific Islander): 6%
Recruiting, Retaining, and Engaging Talent

Talent is our greatest asset and we are dependent on being able to recruit, develop, and retain talent that share our Core Values. We use tools, such as an interview guide and a process reviewed by our Inclusion and Diversity Council, designed to prevent us from bias in our hiring decisions. We are currently in compliance with affirmative action reporting. As part of our Affirmative Action Plan, we leverage targeted outreach in our hiring process to ensure our postings reach underrepresented groups.

We are focused on retaining our talented professionals who we believe are key to the Company’s success. Our human resource group continuously monitors and benchmarks employee turnover and other trends in our industry and on a regional level to ensure MIMEDX is competitive and responsive to changes in the broader marketplace. Combining this data with feedback from exit interviews in any instances of voluntary employee turnover, we are able to use these actionable insights to improve employee engagement, provide opportunities for career development, evolve our total rewards offering and evaluate implementation of additional resources to enhance the employee experience at MIMEDX.

Training and Development

We provide financial assistance to employees earning certifications through our Tuition Reimbursement Plan. Internally, we provide personal development and goal setting courses and counsel to help our employees understand how to grow their careers and learn new things.

Compensation and Benefits

We offer all full-time employees a comprehensive benefits package, including:

•Health coverage, including Medical, Dental, Vision insurance, a wellness incentive program and virtual and text-based healthcare
•Paid Parental and Caregiver leave
•Employee Assistance Program
•Paid company holidays, recently adding Juneteenth
•Tuition Reimbursement Program
•401(k) plan, including Employer match
•Employee Stock Purchase Plan

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
•Public health emergencies, such as the COVID-19 pandemic and the governmental and societal responses thereto have adversely affected our business in the past and future outbreaks could harm our business in the future.
•We depend on our senior leadership team and may not be able to retain or replace these employees or recruit additional qualified personnel.
•A portion of our revenues and accounts receivable come from government accounts.
•Our revenues depend on adequate reimbursement from public and private insurers and health systems and changes to the way in which our products are reimbursed in various sites of service could adversely impact our financial results.
•Our revenue, results of operations and cash flows may suffer upon the loss of a Group Purchasing Organization or Integrated Delivery Network.
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
•The formation of physician-owned distributorships could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
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

Our priorities in our Advanced Wound Care and Surgical Recovery Wound & Surgical business are to address large, underpenetrated market opportunities, domestically and internationally, including by launching new organic or inorganic products. We intend to implement and maintain rigorous CGMP standards throughout our entire supply chain and continue to advance the scientific body of evidence substantiating clinical efficacy, economic viability and the underlying mechanism of action for our PURION processed placental tissue platform through additional peer-reviewed publications, rigorous scientific research and clinical studies. We are also focused on pursuing FDA approval for mDHACM as a platform technology in our Regenerative Medicine segment to treat musculoskeletal degeneration across multiple indications, and initiated a post-Phase 2B registrational KOA program study in February 2023.

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

Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies, and biotherapeutic companies, and from research and academic institutions, is intense, expected to increase and subject to rapid change and could be significantly affected by new product introductions as well as changes in reimbursement that could favor certain products and competitors over others. Established competitors and newer market entrants are investing in additional clinical research that may allow them to gain further clinician usage, adoption and payer coverage of their products. In addition, consolidation and cost containment measures in the healthcare industry may cause hospitals to consolidate their purchases with suppliers that have a broad portfolio of products. This would continue to give rise to demands for price concessions, which could have an adverse effect on our business, results of operations and financial condition. Further, competitors may introduce placental-based membrane products in the future at lower prices, adding new features or gaining additional reimbursement coverage, or utilize sales and marketing practices that negatively impact the industry. Further, they may copy our products outside the United States. The presence of this competition may lead to pricing pressure, which could have an adverse effect on our business, results of operations and financial condition.

Rapid technological change could cause our products to become obsolete and, if we do not enhance our product offerings through our research and development efforts, we may be unable to compete effectively.

The technologies underlying our products are subject to rapid technological change. Competition intensifies as technical advances in each field are made and become more widely known. Others may develop services, products or processes with significant advantages over the products, services and processes that we offer or are seeking to develop. Any such occurrence could have an adverse effect on our business, results of operations and financial condition.
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

The success of our human tissue products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process and our own reputation in the industry. We may not be successful in our ability to scale tissue recovery efforts to meet the potential future demand of our pipeline. Obtaining adequate supplies of human tissue involves several risks, including limited control over availability (due to for example, access to hospital accounts and the number of consenting mothers), quality, delivery schedules, and eligibility requirements. In addition, any interruption in the supply of any human tissue component could harm our ability to manufacture our products until a new source of supply, if any, could be found. We also utilize third-party providers of placental donations on an as-needed basis to mitigate risks but there can be no assurance that these third parties will be able to provide donated tissues at all times. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, results of operations and financial condition.

Public health emergencies, such as the COVID-19 pandemic and the governmental and societal responses thereto have adversely affected our business, results of operations and financial condition in the past, and future outbreaks could harm our business, results of operations, and financial condition in the future.

The COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition and future public health emergencies could have similar and wide-ranging impacts to our business. See Item 7, Management’s Discussion and Analysis - Results of Operations. Public health emergencies such as these have the potential to adversely affect our operations and increase our costs and expenses in numerous ways. For example:

•We source raw materials for our products from donated placentas from scheduled C-section births via a large, geographically-diverse network of donor hospitals. We may experience shortages of donated placentas if donors or our recovery specialists are excluded from hospitals, or if other disruptions occur. We experienced interruptions from a portion of our hospitals in certain geographic areas in the first half of 2020, in late 2021 and in early 2022. To date, we have been successful in mitigating this disruption to our supply by adding additional donor hospitals, increasing efforts at hospitals that did not impose access limits, and using third-party providers of donated placentas (where necessary and in accordance with MIMEDX quality standards). However, there can be no assurance that our efforts to source raw materials for our products will continue to be successful, and we may experience shortages of raw materials, especially if the current pandemic, including further strains, or responses thereto intensify. Additionally, we may experience shortages of donated placentas if additional testing protocols are implemented for donated tissues based on guidance issued by the AATB, the FDA, or other standards, and are screened as ineligible.

•We process donated tissue using aseptic techniques in a controlled environment. However, the manufacturing space is a confined space area in which an infected employee may spread viruses such as the flu and COVID-19 to other employees despite the use of personal protective equipment required for all areas at MIMEDX. To date, we have been successful in mitigating these risks through a variety of measures, however, there can be no assurance that our efforts to prevent wide-scale infections among our processing staff will continue to be successful. If we experience wide-scale infections among our production staff, we may experience a shortage of finished goods.

•Our ability to sell our products was previously hampered by the COVID-19 pandemic. In many areas of the country, our sales force was excluded from hospitals and the offices of other health care providers for periods of time. Additionally, many patients stayed away from hospitals and other medical facilities. This had adverse effects on our revenues for periods of time in the past. We are not able to estimate the future effect of COVID-19 or other public health emergencies on patient behavior and, consequently, future demand or the ability of providers to pay for our products.

•Similarly, our clinical researchers, clinical study coordinators, and their patients have experienced restrictions in their access to hospitals and ability to access other healthcare providers, which has slowed enrollment in our clinical trials in the past. If such access were to be restricted again, it might again impair or delay the initiation, approval and launch of future products or additional clinical trials.

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

The ultimate impact of the COVID-19 pandemic remains uncertain and subject to change. We do not yet know the full extent of delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole, or how long such effects will endure. The effects of the COVID-19 pandemic or other public health emergencies could have an adverse impact on our business, results of operations and financial condition.

We depend on our senior leadership team and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business, results of operations and financial condition.

Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s business plans. Since June 2018, we have made significant changes to our senior leadership team, and hired several new senior leaders.

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

Some of our revenues are derived from sales, both direct and through a distributor, to the government. Any disruption of our products on the FSS or any change in the way the government purchases products like ours or the price it is willing to pay for our products could adversely affect our business, results of operations and financial condition.

Our revenues depend on adequate reimbursement from public and private insurers and health systems and changes to the ways in which our products are reimbursed in various sites of service could adversely impact our financial results.

Our success depends on the extent to which our customers receive adequate reimbursement for the costs of our products and related treatments from third-party payers, including government healthcare programs, such as Medicare and Medicaid, as well as private insurers and health systems. Government and other third-party payers attempt to contain healthcare costs by limiting both coverage and the level of reimbursement of medical products, particularly new products. Therefore, significant uncertainty may exist as to the reimbursement status of new healthcare products by third-party payers. Although EPIFIX and EPICORD have coverage with the majority of large payers, a significant number of public and private insurers currently do not cover or reimburse our other products.

The reimbursement landscape for our products varies depending upon the site in which the products are administered. If we are not successful in obtaining adequate coverage and reimbursement for our products from these third-party payers in one or more of the sites of service where our products are used, it could have an adverse effect on market acceptance of our products. Inadequate reimbursement levels would likely also create downward price pressure on our products. Even if we do succeed in obtaining widespread coverage and reimbursement rates or policies for our products, future changes in coverage or reimbursement rates or policies could have a negative impact on our business, financial condition and results of operations.

Further, we have experienced some reluctance by payers to cover our products under certain circumstances, including for applications other than those for which we have published clinical efficacy data. Recently, several wide-ranging proposals have been published for public comment, including relating to payment methodology within the physician office, and are under consideration by the U.S. Centers for Medicare and Medicaid Services (CMS). In addition, three Medicare Administrative Contractors (MACs) have recently published for public comment changes to their Local Coverage Determinations (LCDs) that they are considering. If adopted, these proposals would significantly change Medicare policies governing the reimbursement of skin substitute products principally when used for wound treatment in the private physician office setting. The LCDs in the proposals could adopt a new standard of clinical evidence required as a prerequisite to coverage. In addition, the proposals all require a confirmation that the products are regulated solely under Section 361 of the Public Health Service Act as a prerequisite to continued coverage. We have the required confirmation for EPIFIX, but not currently for EPICORD. The proposed LCDs also include language that could lower the number of allowed applications of a product below what is commonly used in standard practice by physicians today (supported by clinical evidence) and reflected by LCDs currently in force with the MACs. The Company as well as industry stakeholders across the wound care industry do not support lowering the applications.

Changes in the coverage and reimbursement environment as described above could result in declines in our revenue that would adversely affect our business, financial condition and results of operation.

Our revenue, results of operations and cash flows may suffer upon the loss of a Group Purchasing Organization or Integrated Delivery Network.

As with many manufacturers in the healthcare space, the Company contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”) to establish contracted pricing and terms and conditions for the members of GPOs and IDNs. Approximately three-quarters of our sales in the year ended December 31, 2022 came from customers that are members of our primary GPOs or IDNs.

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

In 2022, approximately 22% of our sales were through our relationships with independent agents, and we also use a small number of distributors, primarily outside the United States, and may use more in the future. (Sales agents act directly on behalf of MIMEDX to arrange sales, while distributors take title to product and may set their own prices.) See Note 12, Revenue to our audited consolidated financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data.

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

Our business depends upon the continued operation of our processing facilities in Marietta, Georgia and Kennesaw, Georgia. Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, the outbreak of pandemics, and the need to comply with the requirements of directives from government agencies, including the FDA. See above, for example, “ - Public health emergencies, such as the COVID-19 pandemic and governmental and societal responses thereto have adversely affected our business, results of operations and financial condition in the past, and future outbreaks could harm our business, results of operations, and financial condition in the future.”

Either of our two processing facilities can serve as a redundant processing facility for most of our Section 361 products in the event the other facility experiences a disaster event. For clinical trial requirements of our Section 351 products, we have transitioned manufacturing to our Kennesaw, Georgia facility to comply with CGMP standards, and implemented these standards for upstream and downstream supply chain activities at our Marietta, Georgia facility. However, if our processing facilities were to become unavailable, this could have a material adverse effect on our business, financial condition and results of operations during the period of such unavailability.

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

The products we process are derived from human tissue and therefore have the potential for disease transmission.

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

We are pursuing further expansion outside the U.S., including in Japan. Managing a global organization is difficult, time consuming and expensive. Our ability to conduct international operations is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations, including the relationships and operations of distributors we elect to work with in these markets. Adoption of our products in new geographic regions could take longer and cost more than we anticipate. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater difficulty in enforcing intellectual property rights, risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance, and other international regulations. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products to prohibited countries or persons. International regulations may also limit what promotional claims we may make for our products.

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

In accordance with the FDA Guidance, as discussed above in “Business – Government Regulation,” after May 31, 2021, the Company no longer markets or sells its products that were impacted by enforcement discretion in the United States, has requested the return of unused consignment inventory as of that date, and does not intend to sell such products in the United States until the FDA grants pre-market approval. Our sales of such products for all uses was $2.4 million, $17.6 million, and $31.8 million, respectively, in 2022, 2021, and 2020. Prior to May 31, 2021 these sales were primarily in the United States. However, we are pursuing the BLA pre-market approval process for certain use of mDHACM, as more fully discussed above in “Business - Government Regulation.” The loss of our ability to market and sell our micronized products has had an adverse impact on our revenues, business, financial condition and results of operations.

Also, the Company currently markets EPICORD and AMNIOCORD, tissue products derived from the protective covering and extracellular matrix cushioning layers of the human umbilical cord, as providing a protective environment or as a barrier. In warning letters to several companies marketing human umbilical cord derived products for a variety of uses, the FDA has stated that those products fail to meet one or more of the Section 361 criteria, including the minimal manipulation criterion, the dependence on the metabolic activity of living cells for their primary function criterion, and the homologous use criterion, as “the product is not intended to perform the same basic function or functions of umbilical cord in the recipient as in the donor, such as serving as a conduit.” We are engaged with the FDA regarding the classification of our umbilical cord-derived products. If the FDA makes a final determination that our umbilical cord products do not meet the requirements for regulation solely under Section 361, in order to continue to market the products, we would be required to obtain the appropriate FDA approval or clearance. The loss of our ability to market and sell our umbilical cord derived products would have an adverse impact on our revenues, business, financial condition and results of operations. Included in net sales were sales of umbilical cord-derived products totaling $23.2 million, $23.6 million, and $16.1 million, respectively, in 2022, 2021, and 2020, almost entirely in the United States.
Any future regulatory changes could also have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. For example, the FDA may in the future impose conditions, such as labeling restrictions, and the requirement that a product be manufactured in compliance with CGMP. Although the Company is preparing for these requirements in connection with its pursuit of a BLA for certain of its products, earlier compliance with these conditions would require significant additional time and cost investments by the Company. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including Section 361 HCT/Ps, which could ultimately increase our costs and adversely impact our business, results of operations and financial condition. If the FDA approves the BLAs we seek, we will incur increased compliance costs on an ongoing basis. See “ - If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance” below.

If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.

Products subject to the FDA’s BLA requirements must comply with a range of pre- and post-market provisions. Pre-market compliance includes the conduct of clinical trials in support of BLA approval, the development and submission of a BLA, and the production of product for use in the clinical trials that meets FDA’s quality expectations. We have been making enhancements in our fixed plant as well as incurring costs and reduced product yields due to testing against CGMP drug requirements to ensure quality, identity, purity, and potency. Post-approval requirements for BLA products include: compliance with CGMP, which will require us to comply with promotional and labeling requirements, which limit our ability to make claims about regulated products; submission of annual reports in appropriate circumstances; compliance with the FDA’s “Biological Product Deviation Reporting System,” when applicable; submission of adverse events; reporting and correcting product problems within established timeframes; recalling or stopping the manufacture of a product if a significant problem is detected; complying with the appropriate laws and regulations relevant to the biologics licensed and identifying any changes needed to help ensure product quality. In some instances, the FDA can also require that applicants conduct post-market studies or trials of the product. This additional compliance burden may increase costs, and failure to comply with such requirements may subject the Company to sanctions that would have an adverse impact on our business, results of operations and financial condition.

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

The process of obtaining an approved BLA, including clinical trial development and execution as well as manufacturing processes, requires the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The fee for filing a BLA and program fees payable with respect to any establishment that manufactures biologics are substantial. Additionally, there are significant costs associated with clinical trials that can be difficult to accurately estimate until a BLA is approved. Clinical trials may not be successful or may return results that do not support approval. Moreover, data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue a BLA for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues will be adversely affected if we fail to obtain BLA approvals on a timely basis or at all, or if the FDA limits the indications for use or requires other conditions that restrict the commercial application of our products.

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
•patients do not enroll in, or enroll at a lower rate than we expect or need, or do not complete a clinical study;
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

Our existing manufacturing facilities have been adequate for the products we currently sell, but may become inadequate for future products if our planned BLA for mDHACM is approved or if our sales of current and future Wound & Surgical products ramps at a rate faster than we are able to manufacture. Therefore, we have begun planning changes to our processes to increase manufacturing capacity. Failure to adequately expand capacity could delay commercialization of our current or future product candidates, depriving us of potential product revenue. Any manufacturing problem could be disruptive to our operations and result in lost sales.

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

However, under the Guidance, as discussed above in “Business – Government Regulation,” after May 31, 2021, the Company no longer markets or sells its products that were impacted by enforcement discretion in the United States, and does not intend to sell such products in the United States until the FDA grants pre-market approval. We will ultimately only be able to market such products for indications that have been cleared or approved by the FDA.

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

The federal Anti-Kickback Statute (AKS) is a criminal law that prohibits, among other things, any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward referrals, purchases or orders or arranging for or recommending the purchase, order or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act (the “PPACA”) amended the federal AKS to clarify the intent that is required to prove a violation. Under the federal AKS as amended, a person or entity need not have actual knowledge of this statute or specific intent to violate it. The PPACA also amended the federal AKS to provide that any claims for items or services resulting from a violation of the federal AKS are considered false or fraudulent for purposes of the federal FCA. A conviction for violation of the AKS results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal AKS that protect certain common industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. We have entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order or recommend our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s-length transactions on terms identical to those offered to non-physicians, or received stock awards from us in the past as consideration for services performed by them. While we believe these transactions generally meet the requirements of applicable laws, including the federal AKS and analogous state laws, it is possible that our arrangements with physicians and other providers may be questioned by regulatory or enforcement authorities under such laws, which could lead us to redesign the arrangements and subject us to significant civil or criminal penalties. We have designed our policies and procedures to comply with the federal AKS, FCA, and industry best practices. In addition, we have conducted training sessions on these principles. If, however, regulatory or enforcement authorities were to view these arrangements as non-compliant with applicable laws, there would be risk of government investigations/inquiries or penalties. There is also risk that one or more of our employees or agents will disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate other health care professionals about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare, Medicaid, VA and TRICARE.

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

Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The PPACA provides that claims tainted by a violation of the federal AKS are false for purposes of the FCA. The DOJ on behalf of the government has previously alleged that the marketing and promotional practices of pharmaceutical and medical device manufacturers, including the off-label promotion of products or the payment of prohibited kickbacks to doctors, violated the FCA, resulting in the submission of improper claims to federal and state healthcare programs such as Medicare and Medicaid. In certain cases, manufacturers have entered into criminal and civil settlements with the federal government under which they entered into plea agreements, paid substantial monetary amounts and entered into onerous corporate integrity agreements with the government that require, among other things, substantial reporting and remedial actions, as well as oversight and review by an outside entity, an Independent Review Organization (“IRO”), at substantial expense to the Company.

Under the HIPAA criminal federal healthcare fraud statute, it is a crime to knowingly and willfully execute, or attempt to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, in connection with the delivery of or payment for health care benefits, items or services.

There are federal and state laws requiring detailed reporting of manufacturer interactions with and payments to healthcare providers, such as the federal Physician Payments Sunshine Act (Sunshine Act). The Sunshine Act requires, among others, “applicable manufacturers” of drugs, devices, biological products, and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. While manufacturers of human cell and tissue products regulated solely under Section 361 are not subject to the Sunshine Act, in the future, if we receive a BLA, we will be subject to this law. There is the risk that CMS or another government agency may take the position that our products are not human cell and tissue products regulated solely under Section 361, and thereby assert that we are currently subject to the Sunshine Act, which could subject us to civil penalties and the administrative burden of having to comply with the law.

There are state law equivalents to the AKS and FCA. There are also so-called state “all-payer” anti-kickback laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, as well as when no insurer is involved (i.e. cash-pay patients).

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

We currently market our products in a small number of foreign countries, and are actively pursuing international expansion, including in Japan. Foreign jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing. Certain of our products require clearance or approval by the FDA. However, such clearance or approval does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any foreign jurisdiction. Furthermore, many foreign jurisdictions operate under socialized medical care, and obtaining reimbursement for our products under that construct may also prove difficult. If we fail to receive necessary approvals, certifications, or reimbursements necessary to commercialize our products in foreign jurisdictions such as Japan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Further, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.

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

Negative publicity, including publicity relating to or arising from the Restatement, the Audit Committee Investigation, or related matters, has in the past had and could continue to have an adverse effect on our business, results of operations and financial condition.

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

We have incurred significant legal and accounting expenditures as a result of the Restatement and have become subject to a number of additional risks and uncertainties, including being a party to certain litigation relating to the Restatement. See Item 3, Legal Proceedings and Item 8, Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies for additional information. As a result of the Restatement, we may continue to be at risk for further government investigations, shareholder litigation, and additional accounting and legal fees in connection therewith, as well as loss of investor confidence in us, and a negative impact on our stock price.

We are currently, in the past have been, and in the future may be, subject to substantial litigation and ongoing investigations that could cause us to incur significant legal expenses, divert management’s attention, and result in harm to our business.

We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government enforcement actions. We were party to a securities class action lawsuit subject to appeal alleging, among other things, violations of Section 10(b) of the Securities Exchange Act of 1934. See Item 3, Legal Proceedings and Item 8, Financial Statement and Supplementary Data, Note 16, Commitments and Contingencies for information regarding proceedings that we believe may be significant to the Company as of the date of the filing of this Annual Report. We may be subject to additional lawsuits, including class action or securities derivative lawsuits, and further government investigations as well as incur additional legal fees and may face negative impacts to our stock price and reputation. In addition, we are obligated to indemnify and advance expenses to certain individuals involved in certain of these proceedings.

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

As of December 31, 2022, the Company had an aggregate of $50.0 million of borrowings outstanding under the Hayfin Loan Agreement. Our substantial outstanding debt may limit our ability to borrow additional funds or may adversely affect the terms on which such additional funds may be available. Additionally, a default under certain other indebtedness constitutes an event of default under the Hayfin Loan Agreement. Consequently, the effects of a default under other debt may be amplified by the lender exercising the remedies available to it in the Hayfin Loan Agreement for events of default, including foreclosure on the collateral securing our obligations and the declaration that all amounts outstanding under the Hayfin Loan Agreement are immediately due and payable. The limitations on our ability to access additional borrowing and the potential effects of a cross-default under the Hayfin Loan Agreement may limit our liquidity and have an adverse effect on our business, financial condition, and results of operations.

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

Our ability to comply with the financial covenants in the Hayfin Loan Agreement is in part dependent on our success in our overall strategies, including pursuing expansion beyond Advanced Wound Care into areas of Surgical Recovery, introducing new products and seeking international growth. A breach of a financial covenant in the Hayfin Loan Agreement could result in an event of default that would trigger the lenders’ remedies, including the right to accelerate the entire principal balance of the loan under the Hayfin Loan Agreement. We currently have sufficient cash on hand to repay all amounts outstanding, however, there can be no assurances that we will be able to find alternative financing in case of such or other event of a default. Even if alternative financing were available, should an event of a default occur under the Hayfin Loan Agreement, it might be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the Hayfin Loan Agreement, thus adversely affecting our cash flows, liquidity, and results of operations. Acceleration of the repayment of the loan pursuant to the terms of the Hayfin Loan Agreement, in combination with the Company’s current commitments and contingent liabilities, could also cast doubt on the Company’s ability to continue as a going concern.

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

As of December 31, 2022, EW Healthcare Partners and their affiliates own 90% of the outstanding shares of our Series B Preferred Stock which, upon conversion into shares of Common Stock, would result in an ownership interest of approximately 18.3% of our Common Stock (calculated on the basis described in Item 12, “Security Ownership Of Certain Beneficial Owners And Management” below). Also, for as long as EW Healthcare Partners and its affiliates collectively hold at least (i) 10% of the outstanding shares of our Common Stock (calculated on an as converted basis), EW Healthcare Partners has the right to designate two directors to our Board and (ii) 5% (but less than 10%) of the outstanding shares of our outstanding Common Stock (calculated on an as converted basis), EW Healthcare Partners has the right to designate one individual to serve on our Board. Such individuals will initially be preferred directors and therefore not subject to election by the holders of Common Stock. EW Healthcare Partners designated Martin P. Sutter and William A. Hawkins, III, who continue to serve on our board as preferred directors. The interests of EW Healthcare Partners may conflict with those of our other shareholders, and EW Healthcare Partners may seek to influence, and may be able to influence, us through its director designation rights and its share ownership.

Holders of shares of our Series B Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common shareholders.

Holders of shares of our Series B Preferred Stock are currently entitled to cumulative dividends at a rate of 6.0% per annum, compounding quarterly in arrears. The dividends are payable quarterly in whole or in part, in cash. However, the Company may, at its option, elect not to pay any such dividend in cash and instead to accrue the amount of such dividend. The payment of regular dividends in cash to the holders of Series B Preferred Stock could impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. If we elect to accrue the dividends in lieu of paying them in cash, holders of Common Stock could effectively be diluted because such accrual of dividends will increase the number of shares of Common Stock into which the Series B Preferred Stock would then be convertible. Our obligations to the holders of Series B Preferred Stock could also limit our ability to obtain additional equity or debt financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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
•the authorization or creation of any class or series of senior or parity equity securities; and
•the declaration of any dividends or any other distributions, or the repurchase or redemption, of any equity securities of the Company ranking junior to or on parity with the Series B Preferred Stock (subject to certain exceptions).

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
•Actual or anticipated fluctuations in our operating results, including as a result of seasonality in our business, as well as any restatements of previously reported results;
•Our ability to effectively and consistently process or manufacture our products and avoid costs associated with the recall of defective or potentially defective products;
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

Any unanticipated shortfall in our revenue in any fiscal quarter could have an adverse effect on our results of operations in that quarter. The effect on our net income of such a shortfall could be exacerbated by the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future, including as a result of seasonality in our business. Price volatility or a decrease in the market price of our Common Stock could have an adverse effect on our ability to raise capital, liquidity, business, financial condition and results of operations.

Securities analysts may elect not to report on our common stock or may issue negative reports that adversely affect the stock price.

We have conducted extensive investor relations outreach to the investment analysts community with the goal of attracting analyst coverage. However, at this time, only four securities analysts provide coverage on us, and we compensate one of those analyst’s firms. There can be no assurance that any other analysts will cover our stock or, if they do, that they will continue to report on our common stock or that additional analysts will initiate reporting on our common stock.

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

Holders of our Series B Preferred Stock are entitled to contractually-determined dividends before holders of our Common Stock. See above “- Holders of shares of Series B Preferred Stock have rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common shareholders.”

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
Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease office, laboratory, tissue processing and warehouse space. We lease a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space, and are currently subletting additional warehouse space in Marietta, Georgia through May 31, 2023. Our properties, excluding the sublet space, are used by our Wound & Surgical segment, which includes the design, manufacture and marketing of products and tissue processing services primarily for the wound care, burn, Surgical Recovery, and non-operative sports medicine sectors of healthcare, additionally, our Kennesaw facility is used for the Regenerative Medicine segment.

The Company’s properties are suitable and adequate for current business operations. We are making investments to increase our manufacturing capacity, as well as enhancements to facilitate the processing of products required to be manufactured under CGMP.

Item 3. Legal Proceedings
The description of our securities class action and the Welker v. MiMedx, et. al. case contained in Note 16, Commitments and Contingencies to our financial statements included in Item 8 is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock trades on The Nasdaq Stock Market under the trading symbol “MDXG”.
Holders
Based upon information supplied from our transfer agent, there were approximately 857 shareholders of record of our Common Stock as of February 21, 2023.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index, the Nasdaq Biotechnology Index and the Russell 2000 Index, assuming an investment of $100.00 on December 31, 2017.

# COMPARISON OF CUMULATIVE TOTAL RETURN

MiMedx Group, Inc.
NASDAQ Composite-Total Return
NASDAQ Biotechnology Index
Russell 2000 Index
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022

ASSUMES $100 INVESTED ON DEC. 31, 2017
ASSUMES DIVIDEND REINVESTMENT; NO DIVIDENDS ISSUED BY MIMEDX
FISCAL YEAR ENDED DEC. 31, 2022
Change in Comparison Index
During 2022, we changed our Cumulative Total Return comparison from the Nasdaq Biotechnology Index to the Russell 2000 Index. The Russell 2000 Index, which includes the Company’s common stock, is a stock index consisting of 2000 publicly-traded small-cap companies. We use the Russell 2000 for peer benchmarking in certain compensation arrangements with certain of our employees.
We believe the Russell 2000 provides more meaningful information than the Nasdaq Biotechnology Index because the breadth of the latter index contains significant diversity in market capitalization, stage of clinical development, total addressable markets, and other factors. The Company’s common stock is not included on the Nasdaq Biotechnology Index.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18 under the Exchange Act) during the three-month period ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	—	$—	—	$—
Total for the quarter	—	$—	—	$—

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MIMEDX is a pioneer and leader in placental biologics focused on addressing the needs of patients with acute and chronic non-healing wounds. We are also advancing a promising late-stage biologics pipeline targeted at decreasing pain and improving function for patients with knee osteoarthritis (“KOA”). To accomplish these goals, we operate under two defined internal business units: Wound & Surgical and Regenerative Medicine. All of our products are regulated by the FDA.
We have two classes of products: (1) Advanced Wound Care products, or Section 361 products, consisting of our tissue and cord sheet allograft products, as well as certain particulate products regulated under Section 361, and (2) Section 351 products, consisting of our micronized and certain other particulate products, which, prior to May 31, 2021, the date the FDA’s period of enforcement discretion ended (as described below), were used to treat a variety of clinical conditions, including both advanced wound care and musculoskeletal applications. Our Advanced Wound Care products include two product categories: Tissue/Other and Cord products. We apply Current Good Tissue Practices (“CGTP”) and Current Good Manufacturing Practices (“CGMP”) standards in addition to terminal sterilization to produce our allografts.
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of our existing product portfolio (as described in detail in the Our Products section below) and product development to serve these primary end markets. This business unit is responsible for substantially all sales of our Advanced Wound Care products, as well as the sale of our Section 351 products internationally.
The Regenerative Medicine business focuses on progressing our placental biologics platform towards registration as an FDA-approved biological drug. Micronized dehydrated human amnion chorion membrane (“mDHACM”) is an injectable placental biologic product candidate in our late-stage pipeline targeted at achieving FDA approval for an indication to help decrease pain and improve function in patients suffering from KOA. Prior to May 31, 2021, this business unit was responsible for domestic sales of our Section 351 products. Regenerative Medicine does not currently generate revenue.
Our Products
Our primary platform technologies include tissue allografts derived from human placental membrane (EPIFIX, AMNIOFIX, and AMNIOEFFECT), tissue allografts derived from human umbilical cord (EPICORD and AMNIOCORD), and a particulate extracellular matrix derived from human placental disc (AXIOFILL).
EPIFIX and EPICORD products are marketed for external use, such as in Advanced Wound Care applications, while our AMNIOFIX, AMNIOEFFECT, AXIOFILL, and AMNIOCORD products are positioned for use in Surgical Recovery applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions.
In November 2017, the FDA published a series of guidance documents that established an updated framework for the regulation of cellular and tissue-based products. These guidance documents clarified the FDA’s views about the criteria that differentiate those products subject to regulation under Section 361 of the Public Health Service Act from those considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act and related regulations. The FDA exercised enforcement discretion under limited conditions with respect to IND applications and pre-market approval requirements for Section 351 products. The FDA’s period of enforcement discretion ended effective May 31, 2021. We are not currently marketing our micronized and certain particulate products affected by the guidance in the United States.
This discussion, which presents our results for the fiscal years ended December 31, 2022 and 2021, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. Also please refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors, which include detailed discussions of various items impacting our business, results of operations and financial condition. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance.
Our Annual Report for the year ended December 31, 2021 includes a discussion and analysis of our total company financial condition and results of operations for 2021 compared to 2020 in Part II, Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations. A discussion of the results of operations and financial condition for Wound & Surgical and Regenerative Medicine for 2021 compared to 2020 are presented herein.
Impact of COVID-19 Pandemic
The COVID-19 pandemic is still ongoing, though the effects on our operations, such as access restrictions to hospitals and difficulties obtaining donor materials that we observed during the year ended December 31, 2020 and, to a lesser degree, during the year ended December 31, 2021, did not materially affect our operations during the year ended December 31, 2022. We are continuously monitoring developments with respect to novel variants of the virus and government and societal responses to mitigate the spread of COVID-19, which could impact our operations.
We continue to exercise an abundance of caution with respect to the health and well-being of our employees. Our offices are open and staffed, and we are operating under a hybrid work model for some personnel as well as encouraging all employees to get vaccinated if they have not already done so. None of these efforts have materially affected the Company’s operations for the year ended December 31, 2022.
Components of and Key Factors Influencing Our Results of Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Net sales
Net sales is recognized based on the consideration we expect to receive from the sale at the point in time when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier. This consists of the gross selling price of the product, less any discounts, rebates, fees paid to GPOs, and returns.
We derive the majority of our revenue from selling our tissue and cord products in the United States. We are actively working to broaden our product portfolio in a number of clinical applications, while also seeking regulatory approval with the appropriate regulators to expand our geographic footprint, beginning in Japan. In early 2023, we announced the execution of an exclusive distribution agreement with Gunze Medical Limited to sell EPIFIX in Japan.
Cost of goods sold and gross profit
Cost of goods sold includes product testing costs, quality assurance costs, personnel costs, manufacturing costs, raw materials and product costs, depreciation and facility costs associated with our manufacturing and warehouse facilities. Fluctuations in our cost of goods sold correspond with the fluctuations in these costs as well as sales volume.
Gross profit is calculated as net sales less cost of goods sold. Gross margin is calculated as gross profit divided by net sales. Our gross margin is affected by product and geographic sales mix, realized pricing of our products, the efficiency of our manufacturing operations and the costs of materials used to make our products. Regulatory actions, including with respect to reimbursement for our products, may require costly expenditures or result in pricing pressure, and may decrease our gross profit and gross margin.
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expense includes costs to execute our sales strategy. These include personnel costs pertaining to our sales force and sales support functions, including salaries, commissions and other incentive compensation, commissions to sales agents, customer support, travel expenses, and bad debt expense. We expect our SG&A expense to fluctuate based on revenue fluctuations, geographic changes, and any changes to the size of our headcount, particularly that of our sales and marketing forces. Certain of these costs scale with sales, but can fluctuate depending on sales mix. For example, we pay sales agents a greater commission than our internal sales force, meaning that we could incur greater commission expenses if a greater proportion of our sales are through sales agents.
SG&A expense also includes costs related to functions which support both of our business units, such as legal, finance, human resources, and other such functions. These costs include personnel costs associated with these units, as well as insurance, and certain professional fees. These costs tend to fluctuate based on headcount, which will vary depending on our projected business needs.

Research and development expense
Research and development expense relates to our investments in clinical trials to expand our product pipeline and platforms, as well as expenditures in improvements to our manufacturing process and the enhancement of existing products. Our research and development costs also include expenses such as salaries and benefits related to our research department, consulting costs and advisory costs, and regulatory costs.
We expense research and development costs as incurred. Fluctuations in research and development expenses can be impacted by the timing and cadence of our clinical trials.
Investigation, restatement and related expense
Investigation, restatement and related expense primarily relates to legal fees advanced to certain former officers and directors of the Company under certain indemnification agreements and our liability from legal proceedings taken against us which arose from the findings of the Audit Committee Investigation. The timing and extent of these expenses depend on the stage and status of legal proceedings. Other activity includes amounts received from certain director and officer insurance providers.
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
Results of Operations for 2022 Compared to 2021
Total Company

	Year Ended December 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$267,841	$258,615	$9,226	3.6%
Cost of sales	48,316	43,283	5,033	11.6%
Gross profit	219,525	215,332	4,193	1.9%
Selling, general and administrative	208,789	198,359	10,430	5.3%
Research and development	22,829	17,344	5,485	31.6%
Investigation, restatement and related	12,177	3,791	8,386	nm
Amortization of intangible assets	701	820	(119)	(14.5)%
Impairment of intangible assets	—	53	(53)	(100.0)%
Interest expense, net	(5,016)	(4,980)	(36)	0.7%
Other expense, net	(4)	(23)	19	(82.6)%
Income tax provision expense	(206)	(247)	41	(16.6)%
Net loss	$(30,197)	$(10,285)	$(19,912)	nm
Net Sales
We recorded net sales for the year ended December 31, 2022 of $267.8 million, an increase of $9.2 million or 3.6% over 2021 net sales of $258.6 million.
Our sales by product were as follows (amounts in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Advanced Wound Care
Tissue/Other	$241,992	$216,418	$25,574	11.8%
Cord	23,211	23,599	(388)	(1.6)%
Total Advanced Wound Care	265,203	240,017	25,186	10.5%
Section 351	2,379	17,610	(15,231)	(86.5)%
Other	259	988	(729)	(73.8)%
Total	$267,841	$258,615	$9,226	3.6%
The increase in net sales reflects sales growth in our Advanced Wound Care products of $25.2 million or 10.5%, year-over-year. Our sales growth in this area was a result of our focus on the application of these products into areas of Surgical Recovery, including the introduction of AMNIOEFFECT and AXIOFILL to the market during 2022. We saw further gains as a result of our prior initiatives to expand, realign and train our sales team.
The increase was partially offset by our inability to sell our Section 351 products in the United States as a result of the end of the FDA’s period of enforcement discretion on May 31, 2021. Sales of our Section 351 products were $2.4 million for the year ended December 31, 2022 compared to $17.6 million for the year ended December 31, 2021, a decrease of $15.2 million. Sales of Section 351 products during the year ended December 31, 2022 were derived from outside the United States.
Gross Margin and Cost of Sales
Gross margin in 2022 was 82.0%, compared to 83.3% in 2021. Cost of sales and gross profit for 2021 included inventory write-downs of $1.7 million related to our Section 351 products, resulting from the end of enforcement discretion and products which were discontinued. There were no significant unusual write-downs during 2022. Decreases in margins were driven by negative impacts from production variances, primarily due to lower product levels.
Cost of sales for the year ended December 31, 2022 was $48.3 million, an increase of $5.0 million, or 11.6%, compared to $43.3 million for the year ended December 31, 2021. In addition to the factors affecting gross margin discussed above, overall increases in sales volume contributed to the increase in cost of sales.
Selling, General and Administrative Expense
SG&A expense increased $10.4 million, or 5.3%, to $208.8 million for 2022, compared to $198.4 million for 2021. The increase in SG&A expense was driven by:
•an increase in travel expenses, reflecting the lifting of travel restrictions that were in place during the year ended December 31, 2021,
•increases in sales commissions, resulting from higher sales volumes through sales agents, who carry higher commission rates than our internal sales force.
•an increase in bad debt expense resulting from the deterioration of credit for certain specific customers, and
•an increase in severance costs incurred with the intention of reducing corporate costs. This effect was partially offset by a year-over-year decrease in share-based compensation expense, primarily driven by the reversal of previously recognized share-based compensation expense associated with forfeitures of awards from the separated individuals.
These amounts were offset, primarily, by year-over-year decreases in professional service expenses.
Research and Development Expense
Our research and development expense increased $5.5 million, or 31.6%, to $22.8 million for the year ended December 31, 2022, compared to $17.3 million for the year ended December 31, 2021. The increase reflects higher personnel costs and clinical trial-related expenses to support clinical research efforts, primarily connected to our commercial and late-stage pipelines.
Investigation, Restatement and Related Expense

Investigation, restatement, and related expenses increased $8.4 million to $12.2 million for the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021. In 2021, we received funds from insurance providers and reductions in legal expenses that were reflected as reductions to expense for the year ended December 31, 2021.
We remain subject to indemnification agreements with certain former officers and directors of the Company (other than Messrs. Petit and Taylor, our former Chief Executive Officer and Chief Operating Officer) for whom legal proceedings are still ongoing, in particular, our former Chief Financial Officer.
Amortization of Intangible Assets
Amortization expense related to intangible assets decreased $0.1 million from $0.8 million for the year ended December 31, 2021 to $0.7 million for the year ended December 31, 2022. The decrease was the result of the avoidance of amortization expense from assets that had become fully-amortized during 2021.
Impairment of Intangible Assets
Impairment of intangible assets was $0.1 million for the year ended December 31, 2021, reflecting the impairment of a supplier relationship asset. There were no impairments in 2022.
Interest Expense, Net
Interest expense was $5.0 million for each of the years ended December 31, 2022 and 2021. The rise in LIBOR rates during 2022 caused an increase in interest expense on our outstanding term loan. In addition, we recognized interest income on our income tax receivable resulting from the Coronavirus Aid, Relief, and Economic Security Act. These effects were offset by the avoidance of interest expense associated with the delayed draw term loan facility option under the Hayfin Loan Agreement that terminated on June 30, 2021.
We expect interest expense to increase in future quarters as a result of rising interest rates.
Income Tax Provision Expense
The effective tax rate for 2022 and 2021 was (0.7)% and (2.5)%, respectively on pre-tax book losses of $30.0 million and $10.0 million, respectively. There were no discrete items which materially influenced the effective tax rate in either period, and net operating losses generated were offset by a valuation allowance.
Segment Results
Wound & Surgical
Our Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of our existing product portfolio and product development to serve these end markets. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT™), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL™). This segment is also responsible for the international sales of our Section 351 products.
Several factors affect reported net sales for our Wound & Surgical business in any period, including product, payer and geographic sales mix, operational effectiveness, pricing realization, marketing and promotional efforts, timing of orders and shipments, regulatory actions including healthcare reimbursement scenarios, competition, and business acquisitions that involve our customers or competitors.
SG&A expense includes costs to execute our sales strategy. These include personnel costs pertaining to our sales force and sales support functions, including salaries, commissions and other incentive compensation, commissions to sales agents, customer support, travel expenses, and bad debt expense.
Research and development expenses for Wound & Surgical focus on the expansion of our product portfolio into similar areas of healthcare, specifically Advanced Wound Care and Surgical Recovery.
Wound & Surgical Results of Operations 2022 Compared to 2021

	Year Ended December 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$264,906	$238,940	$25,966	10.9%
Cost of sales	44,462	35,204	9,258	26.3%
Selling, general and administrative expense	145,887	123,583	22,304	18.0%
Research and development expense	7,836	5,864	1,972	33.6%
Segment contribution	$66,721	$74,289	$(7,568)	(10.2)%
Our Wound & Surgical business recorded $264.9 million of net sales for the year ended December 31, 2022, a $26.0 million, or 10.9%, increase compared to the $238.9 million we recorded for the year ended December 31, 2021. This increase was the result of our focus on the application of these products into areas of Surgical Recovery, including the introduction of AMNIOEFFECT and AXIOFILL to the market during 2022. We saw further gains as a result of our prior initiatives to expand, realign and train our sales team.
Cost of sales for the year ended December 31, 2022 was $44.5 million, a $9.3 million, or 26.3%, increase compared to the $35.2 million recognized for the year ended December 31, 2021. Cost of sales increased due to negative impacts from production variances, primarily due to lower production levels, as well as increases in sales volume.
SG&A expense was $145.9 million for the year ended December 31, 2022, a $22.3 million, or 18.0%, increase over the year ended December 31, 2021, during which we incurred $123.6 million of expenses. The increase was driven by travel expenses, sales commissions, and bad debt expense. Travel expenses increased due to the lifting of restrictions that were in place during the year ended December 31, 2021 due to the COVID-19 pandemic. Increases in sales commissions reflected our focus on sales of products into areas of Surgical Recovery, resulting in a proportional increase in sales through sales agents, who carry higher commission rates than our internal sales force. The increase in bad debt expense was primarily the result of the deterioration of credit for certain specific customers.
Research and development expense was $7.8 million for the year ended December 31, 2022, compared to $5.9 million for the year ended December 31, 2021, an increase of $2.0 million, or 33.6%. The increase was primarily the result of expenses related to AMNIOEFFECT and AXIOFILL, both of which launched during the year ended December 31, 2022.
Wound & Surgical Results of Operations 2021 Compared to 2020

	Year Ended December 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$238,940	$213,489	$25,451	11.9%
Cost of sales	35,204	30,185	5,019	16.6%
Selling, general and administrative expense	123,583	103,039	20,544	19.9%
Research and development expense	5,864	3,979	1,885	47.4%
Segment contribution	$74,289	$76,286	$(1,997)	(2.6)%
Our Wound & Surgical business recorded $238.9 million of net sales for the year ended December 31, 2021, a $25.5 million, or 11.9%, increase compared to the $213.5 million we recorded for the year ended December 31, 2020. This increase was primarily the result of an increase in sales volume due to lessening of restrictions implemented at the onset of the COVID-19 pandemic, including access to hospitals and travel restrictions. The increase also reflected the initial results of our commercial focus on areas of Surgical Recovery. Finally, we saw growth in new products, such as EPICORD Expandable, which launched in September 2020.
Cost of sales for the year ended December 31, 2021 was $35.2 million, a $5.0 million, or 16.6%, increase compared to the $30.2 million recognized for the year ended December 31, 2020. Cost of sales increased due to year-over-year increases in sales volumes as well as the unfavorable effects of production variances, year-over-year.
SG&A expense was $123.6 million for the year ended December 31, 2021, a $20.5 million, or 19.9%, increase over the year ended December 31, 2020, during which we incurred $103.0 million of expenses. The increase was driven by salaries, travel expenses, and sales commissions. Salary expenses increased due to the restoration of full-salary levels, which were reduced for a portion of 2020 as part of our response to the COVID-19 pandemic. Salary expenses also increased as a result of merit increases and costs associated with expansion of our sales force. Travel expenses increased due to the lifting of restrictions that were in place during the year ended December 31, 2020 due to the COVID-19 pandemic, as well as result of inflationary pressures experienced during the year ended December 31, 2021. Increases in sales commissions reflected higher sales volumes.
Research and development expense was $5.9 million for the year ended December 31, 2021, compared to $4.0 million for the year ended December 31, 2020, an increase of $1.9 million, or 47.4%. The increase was driven by higher personnel costs due to headcount increases and the restoration of full salary levels and merit increases, which were restricted for a portion of 2020.
Regenerative Medicine
Our Regenerative Medicine business focuses solely on Regenerative Medicine technologies, specifically progressing our placental biologics platform towards registration as an FDA-approved biological drug. mDHACM is the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for an indication to help decrease pain and improve function in patients suffering from KOA.
Prior to May 31, 2021, net sales for the Regenerative Medicine segment consisted of domestic sales of Section 351 products. Regenerative Medicine does not currently generate revenue, and will only produce revenue if and after such time that the FDA approves a BLA for mDHACM. After that point in time, we re-focused our sales and marketing efforts exclusively toward the advancement of our Wound & Surgical products in the United States. For this reason, our Regenerative Medicine segment does not generate meaningful SG&A expense.
Research and development expenditures for Regenerative Medicine are driven by clinical trial activities, primarily those undertaken by our clinical research organization, which we have engaged to provide full operational support related to our upcoming KOA clinical trial program.
Regenerative Medicine Results of Operations 2022 Compared to 2021

	Year Ended December 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$—	$16,596	$(16,596)	(100.0)%
Cost of sales	—	3,655	(3,655)	(100.0)%
Selling, general and administrative expense	—	12,910	(12,910)	(100.0)%
Research and development expense	14,993	11,480	3,513	30.6%
Segment contribution	$(14,993)	$(11,449)	$(3,544)	31.0%
Research and development expense was $15.0 million for the year ended December 31, 2022, compared to $11.5 million for the year ended December 31, 2021, an increase of $3.5 million, or 30.6%. The increase was primarily the result of increases in headcount and the incurrence of clinical trial expenses to support our clinical research efforts.
Regenerative Medicine Results of Operations 2021 Compared to 2020

	Year Ended December 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$16,596	$32,362	$(15,766)	(48.7)%
Cost of sales	3,655	5,856	(2,201)	(37.6)%
Selling, general and administrative expense	12,910	17,546	(4,636)	(26.4)%
Research and development expense	11,480	7,736	3,744	48.4%
Segment contribution	$(11,449)	$1,224	$(12,673)	nm
Our Regenerative Medicine business recorded $16.6 million of net sales for the year ended December 31, 2021, a $15.8 million, or 48.7%, decrease compared to the $32.4 million we recorded for the year ended December 31, 2020. Likewise, cost of sales for the year ended December 31, 2021 was $3.7 million, a $2.2 million, or 37.6%, decrease compared to the year ended

December 31, 2020, where we recognized cost of sales of $5.9 million. These decreases reflected our inability to sell our Section 351 products in the United States as a result of the end of the FDA’s period of enforcement discretion on May 31, 2021.
SG&A expense for the year ended December 31, 2021 was $12.9 million, a $4.6 million, or 26.4%, decrease from the year ended December 31, 2020, where we recognized $17.5 million. This decrease reflected the re-focusing of our sales and marketing efforts toward the advancement of our Wound & Surgical business.
Research and development expense was $11.5 million for the year ended December 31, 2021, compared to $7.7 million for the year ended December 31, 2020, an increase of $3.7 million, or 48.4%. The increase was driven by higher personnel costs due to headcount increases to support investments in our clinical trials and the restoration of full salary levels and merit increases, which were restricted for a portion of 2020. We also incurred higher consulting fees in 2021, primarily to assist in the evaluation of the results of our clinical trials.
Corporate
Our Corporate function represents activities which support both of our business units, such as legal, finance, human resources, and other supporting functions. Corporate expenses include personnel costs associated with these units, as well as insurance, and certain professional fees.
SG&A expense for the Corporate function was $62.9 million, or 23.5% of net sales, for the year ended December 31, 2022, compared to $61.9 million, or 23.9% of consolidated net sales for the year ended December 31, 2021. The increase was primarily the result of an increase in severance costs associated with headcount reductions to lower ongoing costs. This effect was partially offset by a year-over-year decrease in share-based compensation expense, primarily driven by forfeitures of awards from the separated individuals.
SG&A expense for the Corporate function was $61.9 million, or 23.9% of consolidated net sales, for the year ended December 31, 2021, compared to $60.4 million, or 24.3% of consolidated net sales for the year ended December 31, 2020. The increase reflected greater personnel costs and professional services fees.
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
As of December 31, 2022, we had $66.0 million of cash and cash equivalents.
Our net working capital at December 31, 2022 was $90.6 million, a decrease of $15.5 million from $106.2 million at December 31, 2021. Our current ratio was 3.1 to 1 as of December 31, 2022 and 3.5 to 1 as of December 31, 2021.
The Company is currently paying its obligations in the ordinary course of business. We believe that our anticipated cash from operating activities and existing cash and cash equivalents will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Annual Report.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. The table below summarizes the amounts and estimated timing of these future cash payments as of December 31, 2022 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	Thereafter
Hayfin Term Loan Principal	$50,000	$—	$50,000	$—	$—
Hayfin Term Loan Interest(1)	14,558	5,836	8,722	—	—
Operating lease obligations	4,216	1,638	2,124	454	—
Severance obligations to former employees	3,677	2,513	1,164	—	—
Meeting space commitments	1,383	989	394	—	—
Finance lease obligations	115	55	60	—	—
Total	$73,949	$11,031	$62,464	$454	$—
(1) Reflects an interest rate of 11.5% through maturity.
Nordic Agreement
In June 2022, we entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for our upcoming KOA clinical trial program.
As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial. Under the terms of the Nordic Agreement, we are obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial. These amounts are not included in the table above because the timing of these payments is inherently uncertain.
The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to clinical trial activities. The milestone payments are revised semi-annually based on fluctuations in the consumer price index. We have the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, we would be required to pay for services performed through the date of termination and any non-cancelable obligations. In addition to the milestone payments, the Company will reimburse NBCD for actual expenses incurred related to third-party vendors to be contracted and managed by NBCD.
On January 24, 2023, we executed a change order to the Nordic Agreement (the “Change Order”), primarily to reflect additional elements required in conducting the trial. The Change Order modified the scope of NBCD’s responsibilities under the Nordic Agreement, shifting certain activities to other vendors to be administered by NBCD and certain other activities to MIMEDX. These responsibilities primarily related to areas of patient recruitment and screening and statistical analysis, among other areas of the trial. Pursuant to the Change Order, the total payments owed to NBCD relating to NBCD’s responsibilities decreased from $13.3 million to $10.2 million. While our total obligation to NBCD has decreased pursuant to the Change Order, we expect to pay these expenses to other vendors. We have paid $2.0 million under the Nordic Agreement as of December 31, 2022 relating to milestones which have been achieved through that date.
Turn Agreement
As described above under Item 1. “Business-Our Product Portfolio & Pipeline”, we acquired intellectual property rights pursuant to the Turn Agreement. We paid an up-front cash payment of $1.0 million upon the execution of the agreement, and are obligated to make additional payments upon the meeting of regulatory and product commercial milestones, including $9.6 million if and when Turn receives 510(k) clearance from the FDA for FleX. In addition, we are obligated to pay royalties on the sales of FleX and any products derived from PermaFusion. These amounts are not included in the table above because the timing of these payments are inherently uncertain.
Term Loan
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management, LLP (the “Hayfin Loan Agreement”), under which Hayfin provided us with a senior secured term loan of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). On February 28, 2022, we executed an Amendment to the Hayfin Loan Agreement (as amended, the “Amended Hayfin Loan Agreement”).

No principal payments are due on the Term Loan until the Maturity Date. Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. Interest on any borrowings under the Term Loan is equal to LIBOR (subject to a floor of 1.5%) plus a margin of 6.75%. If LIBOR is unavailable, the loan will carry interest at the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5% plus the 6.75% margin. An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default as defined in the Amended Hayfin Loan Agreement. As of December 31, 2022, the Term Loan carried an interest rate of 11.5%.
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
As of December 31, 2022, we are in compliance with all applicable financial covenants under the Amended Hayfin Loan Agreement.
The Amended Hayfin Loan Agreement also specifies that any prepayment of the Term Loan, voluntary or mandatory, as defined in the agreement, would subject us to a prepayment premium applicable as of the date of the prepayment, as follows:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023 but on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
The Amended Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the Amended Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement). Annually, we are required to prepay the outstanding loans based on the percentage of our Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. To date, we have not been required to make any prepayments under this provision.
A breach of a financial covenant in the Amended Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums. Future compliance with the financial covenants, as amended, requires continuing growth in net sales consistent with the Company’s business strategy and plans. Our business is subject to inherent uncertainties that could impact the Company’s net sales growth, including, but not limited to, the regulatory pathway of our cord-derived products.
While we currently have sufficient cash to repay all such amounts in an event of default, we may require alternative financing to cover other obligations. Even if alternative financing were available in an event of default under the Amended Hayfin Loan Agreement, it might be on unfavorable terms, and the interest rate charged on any new borrowings may be substantially higher than the interest rate under the Amended Hayfin Loan Agreement, thus adversely affecting our future cash flows, liquidity, and results of operations.

Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of December 31, 2022.
The Series B Preferred Stock currently accumulates dividends at a rate of 6.0% per annum. Dividends are declared at the sole discretion of our board of directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend in cash, we may elect to accrue the dividend owed to shareholders. Dividend balances accumulate at the prevailing dividend rate for each dividend period for which they are outstanding.
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
We have not declared or paid any cash dividends on our Series B Preferred Stock since their issuance. Dividends in arrears as of December 31, 2022 were $13.8 million. Assuming we do not declare or pay a cash dividend, the holders do not exercise their option to convert, and the other conversion or redemption features are not triggered, we would accumulate and accrue $7.0 million of dividends in 2023, $15.3 million in aggregate in 1-3 years, and $17.2 million in aggregate in 3-5 years.
As of December 31, 2022, the Series B Preferred Stock was convertible into 29,559,946 common shares.
Refer to Item 8, Note 11, Equity, for more detailed discussion regarding the rights and preferences of our Series B Preferred Stock.
Regulatory Items
There is a possibility that the FDA may rule that our cord-derived products do not meet the requirements to be regulated solely under the authority of Section 361 of the Public Health Service Act. In such a case, in order to continue to market the products, we would be required to obtain the appropriate FDA clearance or approval. The loss of our ability to market and sell our umbilical cord-derived product would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations. Sales of our cord products were $23.2 million and $23.6 million in 2022 and 2021, respectively.

Reimbursement Developments
Recently, several wide-ranging proposals have been published for public comment, including relating to payment methodology within the physician office, and are under consideration by the U.S. Centers for Medicare and Medicaid Services. In addition, three Medicare Administrative Contractors have recently published for public comment changes to their Local Coverage Determinations that they are considering. If adopted, these proposals would significantly change Medicare policies governing the reimbursement of skin substitute products principally when used for wound treatment in the private physician office setting. Refer to Item 1A, Risk Factors — Our revenues depend on adequate reimbursement from public and private insurers and health systems and changes to the ways in which our products are reimbursed in various sites of service could adversely impact our financial results.
Other Liquidity Considerations
Further, our liquidity will be impacted by expected and unexpected costs, investments in clinical trials to support BLAs, and contingent liabilities:
•Advancement of our clinical trials will involve substantial cost. Products subject to the FDA’s BLA requirements must comply with a range of pre- and post-market provisions. Pre-market compliance includes the conduct of clinical trials in support of BLA approval, the development and submission of a BLA, and the production of product for use in the clinical trials that meets the FDA’s quality expectations. See Item 1A - Risk Factors - “Obtaining and maintaining the necessary regulatory approvals for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies,” and “If any of the BLAs are approved, the Company would be subject to additional regulation which will increase costs and could result in adverse sanctions for non-compliance.”
•The continued expansion of our product lines and the development of new products will require continuous investment in intellectual property and research and development.
•International expansion of our business will require investment through the costs to achieve necessary regulatory approvals and reimbursement schemes, establishing a physical presence through office and warehouse space, identifying and hiring employees, and other costs to establish ongoing operations.
•We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings, and government enforcement actions. The amounts, if any, for which we may be liable resulting from such proceedings are highly uncertain. See Item 3, Legal Proceedings and Item 8, Note 16, Commitments and Contingencies and Item 1A, “Risk Factors” - “We are currently, and may in the future be, subject to substantial litigation and ongoing investigations that could cause us to incur significant legal expenses and result in harm to our business.”
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
Discussion of Cash Flows
Operating Activities
During the year ended December 31, 2022, net cash used in operating activities increased $15.9 million to $17.9 million compared to $2.0 million for the year ended December 31, 2021. The increase in cash used was primarily the result of increases in selling, general, and administrative expenses and research and development expenses during the year ended December 31, 2022. In addition, cash used for the year ended December 31, 2021 was positively impacted by an income tax refund of $9.2 million and insurance settlements of $8.0 million.
Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $2.7 million, a decrease of $0.7 million, compared to $3.4 million for the year ended December 31, 2021. The primary reason for the decrease was a $1.7 million decrease in capital expenditures, year-over-year, offset by $1.0 million of payments made pursuant to the Turn Agreement.
Financing Activities
During the year ended December 31, 2022, net cash used in financing activities was $0.6 million, a decrease of $2.8 million compared to cash used in financing activities of $3.4 million for the year ended December 31, 2021. Activity in 2022 was driven by year-over-year decreases in the cash paid for shares repurchased for tax withholding ($3.6 million), offset by decreases in proceeds from option exercises ($0.8 million).

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
We provide EBITDA and Adjusted EBITDA to facilitate comparisons to results of other companies. We use EBITDA as a measure of our operating performance, planning, and budgeting purposes as it eliminates the effects of financing and investing activities, as well as irregular and non-cash expenses. EBITDA is widely used by investors and analysts to measure operating performance and evaluate enterprise value.
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
Adjusted EBITDA consists of GAAP net loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, net, (iv) loss on extinguishment of debt, (v) income tax provision, (vi) costs incurred in connection with Audit Committee Investigation and Restatement, (vii) share-based compensation, and (vii) impairment of intangible assets.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net loss	$(30,197)	$(10,285)	$(49,284)

Non-GAAP Adjustments:
Depreciation expense	3,345	4,363	5,782
Amortization of intangible assets	701	820	1,073
Interest expense, net	5,016	4,980	7,941
Loss on extinguishment of debt	—	—	8,201
Income tax provision expense (benefit)	206	247	(12,259)
EBITDA	$(20,929)	$125	$(38,546)

Additional Non-GAAP Adjustments:
Costs incurred in connection with Audit Committee Investigation and Restatement	12,177	3,791	59,465
Share-based compensation	12,666	14,757	15,357
Impairment of intangible assets	—	53	1,027
Adjusted EBITDA	$3,914	$18,726	$37,303

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
Sensitivity of Estimate to Change
We have accrued $0.7 million for sales returns as of December 31, 2022. Changes in return patterns or unforeseen changes in regulations or identified product recalls could cause returns significantly in excess of this estimate.
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

Sensitivity of Estimate to Change
As of December 31, 2022, we have reserved $0.2 million for potential losses relating to legal proceedings discussed in Item 8, Note 16, Commitments and Contingencies. The outcome of court judgments could lead to a change in our evaluation of probability of loss or our estimate for such loss. In addition, court judgments may result from matters for which we had previously assessed loss as being not probable or which result in losses which materially depart from our estimate, either favorably or unfavorably.
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
Sensitivity of Estimate to Change
As of December 31, 2022, we had $47.6 million of valuation allowances recorded, fully offsetting our net deferred tax asset. This determination may change due to changes in tax law, a revision to our expectation regarding taxable income in the future, taxable income generated in a period in which we had not previously anticipated taxable income, a change in scheduled reversals of deferred tax liabilities, and other changes.
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
Recently Adopted Accounting Pronouncements
See Item 8, Note 2, Significant Accounting Policies, in the Consolidated Financial Statements for recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with changes in interest rates that could adversely affect our results of operations and financial condition. We do not hedge against interest rate risk.
The interest rate on our Term Loan is determined quarterly based on the 3-month U.S. dollar LIBOR rate, subject to a floor of 1.5%. As of December 31, 2022, the interest rate on our Term Loan was 11.5%. A 100 basis point change in LIBOR, to the extent that such change would not cause LIBOR to be below the 1.5% minimum, would change interest expense by $0.5 million on an annualized basis.
During the year ended December 31, 2022, we incurred $0.4 million in incremental interest expense as a result of increases in LIBOR during the year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Net Sales - Revenue Recognition — Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. Under ship and bill arrangements, the Company retains possession of the product until the customer submits an order and the product orders is shipped to the customer. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation, or application of the Company’s product to the end user. The Company recognizes revenue as performance obligations are fulfilled, which generally occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
We identified the timing of revenue recognition for ship and bill and consignment sales at or near year end as a critical audit matter because of the judgments involved in evaluating that the performance obligations are fulfilled. This required extensive audit effort due to the volume of transactions and a degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the timing of revenue recognition transactions included the following, among others:
•We tested the effectiveness of controls over the recognition of ship and bill and consignment sales at or near year end.
•We created data visualizations using a detail of all revenue transactions and evaluated trends in the transactional revenue data with emphasis on activity at or near year end.
•We evaluated and tested corollary relationships between revenue and related accounts.
•We evaluated the appropriateness and consistency of the methods and assumptions utilized by management to estimate consignment revenue.
•We tested a sample of consignment revenue transactions manually accrued as of year end and evaluated whether the transactions were recorded in the correct period.
•We selected a sample of ship and bill revenue transactions close to year end by agreeing the amounts recognized to source documents and evaluating whether the transaction was recorded in the correct period.
•We tested a sample of credits issued after year end by agreeing to documents supporting the authorization for the issuance of the credit and to evaluate if the credit was issued in the correct period.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2023
We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
MiMedx Group, Inc.
Marietta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of stockholders’ equity (deficit), operations and cash flows for the year ended December 30, 2020 of MiMedx Group, Inc. (the “Company”) and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Atlanta, Georgia

March 8, 2021, except for the change in reportable segments discussed in Notes 2 and 13, as to which the date is February 28, 2023

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$65,950	$87,083
Accounts receivable, net	43,084	40,353
Inventory	13,183	11,389
Prepaid expenses	8,646	6,146
Income tax receivable	704	743
Other current assets	2,631	2,809
Total current assets	134,198	148,523
Property and equipment, net	7,856	9,165
Right of use asset	3,400	4,696
Goodwill	19,976	19,976
Intangible assets, net	5,852	5,383
Other assets	148	186
Total assets	$171,430	$187,929
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,847	$7,385
Accrued compensation	21,852	23,595
Accrued expenses	11,024	9,812
Other current liabilities	1,834	1,565
Total current liabilities	43,557	42,357
Long term debt, net	48,594	48,127
Other liabilities	4,773	4,869
Total liabilities	$96,924	$95,353
Commitments and contingencies (Note 16)
Convertible preferred stock Series B; $.001 par value; 100,000 shares authorized, issued and outstanding at December 31, 2022 and December 31, 2021	$92,494	$92,494
Stockholders’ (deficit) equity:
Preferred stock Series A; $.001 par value; 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2022 and 0 issued and outstanding at December 31, 2021	$—	$—
Common stock; $.001 par value; 187,500,000 shares authorized, 113,705,447 issued and outstanding at December 31, 2022 and 112,703,926 issued and 111,925,216 outstanding at December 31, 2021	114	113
Additional paid-in capital	173,804	165,695
Treasury stock at cost; 0 shares at December 31, 2022 and 778,710 shares at December 31, 2021	—	(4,017)
Accumulated deficit	(191,906)	(161,709)
Total stockholders’ (deficit) equity	(17,988)	82
Total liabilities, convertible preferred stock, and stockholders’ (deficit) equity	$171,430	$187,929
 See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$267,841	$258,615	$248,234
Cost of sales	48,316	43,283	39,330
Gross profit	219,525	215,332	208,904

Operating expenses:
Selling, general and administrative	208,789	198,359	181,022
Research and development	22,829	17,344	11,715
Investigation, restatement and related	12,177	3,791	59,465
Amortization of intangible assets	701	820	1,073
Impairment of intangible assets	—	53	1,027
Operating loss	(24,971)	(5,035)	(45,398)

Other expense, net
Interest expense, net	(5,016)	(4,980)	(7,941)
Other expense, net	(4)	(23)	(3)
Loss on extinguishment of debt	—	—	(8,201)
Loss before income tax provision	(29,991)	(10,038)	(61,543)
Income tax provision (expense) benefit	(206)	(247)	12,259
Net loss	$(30,197)	$(10,285)	$(49,284)

Net loss available to common stockholders (Note 10)	$(36,777)	$(16,421)	$(83,328)

Net loss per common share - basic	$(0.33)	$(0.15)	$(0.77)
Net loss per common share - diluted	$(0.33)	$(0.15)	$(0.77)

Weighted average common shares outstanding - basic	112,909,266	110,353,406	108,257,112
Weighted average common shares outstanding - diluted	112,909,266	110,353,406	108,257,112
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2019	112,703,926	$113	$147,231	1,885,277	$(10,806)	$(102,140)	$34,398
Issuance of Series B Convertible Preferred Stock	—	—	32,954	—	—	—	32,954
Deemed dividends	—	—	(32,028)	—	—	—	(32,028)
Share-based compensation expense	—	—	15,733	—	—	—	15,733
Exercise of stock options	—	—	(3,180)	(359,328)	3,591	—	411
Issuance of restricted stock	—	—	(5,463)	(613,146)	5,463	—	—
Restricted stock shares canceled/forfeited	—	—	3,363	425,388	(3,363)	—	—
Shares repurchased for tax withholding	—	—	—	435,492	(2,334)	—	(2,334)
Net loss	—	—	—	—	—	(49,284)	(49,284)
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(926)	—	—	—	(926)
Shares repurchased for tax withholding	—	—	—	469,239	(4,751)	—	(4,751)
Share-based compensation expense	—	—	14,757	—	—	—	14,757
Exercise of stock options	—	—	(1,199)	(487,361)	2,636	—	1,437
Restricted stock shares canceled/forfeited	—	—	515	73,056	(515)	—	—
Issuance of restricted stock	—	—	(4,053)	(810,405)	4,053	—	—
Other	—	—	(2,009)	(239,502)	2,009	—	—
Net loss	—	—	—	—	—	(10,285)	(10,285)
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Shares repurchased for tax withholding	—	—	—	249,442	(1,190)	—	(1,190)
Share-based compensation expense	—	—	12,666	—	—	—	12,666
Exercise of stock options	160,762	—	(618)	(151,239)	1,269	—	651
Issuance of restricted stock	840,759	1	(3,969)	(882,251)	3,968	—	—
Restricted stock shares canceled/forfeited	—	—	30	5,338	(30)	—	—
Net loss	—	—	—	—	—	(30,197)	(30,197)
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(30,197)	$(10,285)	$(49,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	12,666	14,757	15,357
Depreciation	3,345	4,363	5,782
Bad debt expense	2,820	—	—
Non cash lease expenses	1,259	989	983
Amortization of intangible assets	701	820	1,073
Amortization of deferred financing costs and debt discount	467	1,055	2,276
Accretion of asset retirement obligation	92	81	10
(Gain) loss on fixed asset disposal	(17)	262	1
Impairment of intangible assets	—	53	1,027
Loss on extinguishment of debt	—	—	8,201
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(5,550)	(4,930)	(3,096)
Inventory	(1,794)	(1,028)	(1,257)
Prepaid expenses	(2,500)	(542)	1,064
Other assets	(333)	675	(119)
Accounts payable	1,053	(326)	177
Accrued compensation	(1,744)	5,128	(2,459)
Accrued expenses	1,762	(21,197)	1,746
Income taxes	39	9,302	(10,027)
Other liabilities	38	(1,159)	(1,718)
Net cash flows used in operating activities	(17,893)	(1,982)	(30,263)
Cash flows from investing activities:
Purchases of property and equipment	(1,514)	(3,218)	(4,228)
Cash paid for licensing agreement	(1,000)	—	—
Patent application costs	(170)	(252)	(327)
Principal payments from note receivable	—	75	—
Proceeds from property and equipment sale	24	—	—
Net cash flows used in investing activities	(2,660)	(3,395)	(4,555)
Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(1,190)	(4,751)	(2,334)
Proceeds from exercise of stock options	651	1,437	411
Payments under finance lease obligations	(41)	(38)	—
Proceeds from sale of Series B convertible preferred stock	—	—	100,000
Stock issuance costs	—	—	(7,470)
Proceeds from term loans	—	—	59,500
Deferred financing costs	—	—	(3,235)
Repayment of term loans	—	—	(83,872)
Prepayment premium on early repayment of term loan	—	—	(1,439)
Net cash flows (used in) provided by financing activities	(580)	(3,352)	61,561
Net change in cash	(21,133)	(8,729)	26,743
Cash and cash equivalents, beginning of year	87,083	95,812	69,069
Cash and cash equivalents, end of year	$65,950	$87,083	$95,812
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a is a pioneer and leader in placental biologics focused on addressing the needs of patients with acute and chronic non-healing wounds. The Company is also advancing a promising late-stage biologics pipeline targeted at decreasing pain and improving function for patients with knee osteoarthritis (“KOA”). To accomplish these goals, the Company operates as two defined, internal business units: Wound & Surgical and Regenerative Medicine. All of our products sold in the United States are regulated by the United States Food and Drug Administration (“FDA”).
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of the Company’s existing product portfolio and product development to serve these end markets. This business unit is responsible for substantially all sales of the Company’s Advanced Wound Care products, as well as the sale of the Company’s micronized and certain particulate products (collectively, the “Section 351 products”) internationally.
The Regenerative Medicine business focuses on progressing the Company’s placental biologics platform towards registration as a FDA-approved biological drug. Micronized dehydrated human amnion chorion membrane (“mDHACM”) is an injectable placental biologic product candidate in its late-stage pipeline targeted at achieving FDA approval for an indication to help decrease pain and improve function in patients suffering from KOA. Prior to May 31, 2021, this business unit was responsible for domestic sales of the Company’s Section 351 products. Regenerative Medicine does not currently generate revenue.
Additional information regarding the principal operations and results of these business units can be found in Note 13, Segment Information.
The Company’s business is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion, with specific focus on the sale of its placental tissue products in Japan.
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
Segment Reporting
The application of GAAP requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for which separate financial information is available regarding resource allocation and assessing performance. The Company has concluded that its Chief Executive Officer (“CEO”) is its CODM. Prior to June 30, 2022, the Company assessed that it operated as one operating and reportable segment. The Company reassesses the existence of operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed.
On September 30, 2022, the Company reassessed its operating segments, concluding that the CODM assesses performance and allocates resources between two, distinct reportable segments: Wound & Surgical and Regenerative Medicine. Information regarding the principal operations and results of these segments can be found in Note 13, Segment Information.

Cash and Cash Equivalents
Cash and cash equivalents include cash held at various banks. The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents.
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with U.S.-based financial institutions. The U.S. Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits up to $250,000 for substantially all depository accounts. As of December 31, 2022 and 2021, the Company had cash and cash equivalents of approximately $65.2 million and $86.4 million, respectively, in excess of the insured amounts in four depository institutions.
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
Property and Equipment, Net
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
Impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of appropriate discount rate (as applicable), asset groupings, and other assumptions and estimates. The Company uses estimates that are consistent with its business plans and a market participant view of the assets being evaluated. Actual results may differ from these estimates.
The Company recorded impairment losses on amortizable intangible assets of $0, $0.1 million, and $1.0 million in in 2022, 2021, and 2020, respectively. The Company recorded no impairment losses with respect to any other classes of long-lived assets in those periods.
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
If the Company concludes that the way in which it is being managed has changed and results in a change to its concluded reporting units, the goodwill assigned to the original reporting unit is allocated to the new reporting units based on the relative fair value of the new reporting units.
The Company determines the fair value of reporting units using the income and market approaches, as applicable. Under the income approach, the fair value of a reporting unit is the present value of its future cash flows as viewed from the lens of a hypothetical market participant in an orderly transaction. These future cash flows are derived from expectations of revenue, expenses, tax deductions and credits, working capital flows, capital expenditures, and other projected sources and uses of cash, as applicable. Value indications are developed by discounting expected cash flows to their present value using a discount rate commensurate with the risks associated with the reporting unit subject to testing. Under the market approach, the Company uses market multiples derived from various comparable companies based on measures salient to investors in those companies.
As indicated above, on September 30, 2022, the Company changed its operating segments, determining that it operates as two reportable segments. In concert with this re-evaluation, the Company concluded that it has two reporting units for goodwill impairment testing purposes. Management performed a goodwill impairment test as of September 30, 2022 on its previous reporting unit, concluding that goodwill was not impaired as of that date. Management subsequently allocated the goodwill assigned to its previous reporting unit to its new reporting units. Refer to Note 7, Goodwill and Intangible Assets, Net, for information regarding the reallocation of goodwill to the reporting units.
As part of the goodwill impairment test performed on October 1, 2022, the Company performed a quantitative assessment, concluding that goodwill was not impaired for any of its reporting units.
There were no recorded impairment losses related to goodwill in 2022, 2021, or 2020. The Company recorded no impairment losses related to any of our other indefinite-lived intangible assets during 2022, 2021, or 2020.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company. The Company capitalized $0.2 million, $0.3 million, and $0.3 million of patent costs for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company calculates the present value of lease payments by discounting the lease payments using the Company’s incremental borrowing rate for a collateralized or secured borrowing over a term equivalent to that of the lease. Lease payments that vary according to an index or rate are measured using the index or rate at lease inception. The lease term and applicable payments include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Options to renew or terminate a lease are included in the lease term to the extent that such provisions are reasonably certain to be exercised. This determination is reassessed as new information arises and is accounted for prospectively. As an accounting policy election, the Company does not capitalize leases having initial terms of 12 months or fewer. The Company has made an accounting policy election not to separate lease components from non-lease components in the event that the agreement contains both.
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
Contingencies
The Company is or has been subject to various patent challenges, product liability claims, government investigations, former employee matters, and other legal proceedings, see Note 16, Commitments and Contingencies. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. The Company records an accrual for resolution costs and other contingencies in the consolidated financial statements when the Company determines that a loss is both probable and reasonably estimable. Subsequent revisions to the Company’s accrual are made as new information emerges and are accounted for prospectively. The Company discloses all ongoing legal matters for which a loss is reasonably possible, regardless of whether an estimate can be reasonably determined.
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
Revenue Recognition
Current Policy
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. Under ship and bill arrangements, the Company retains possession of the product until the customer submits an order. Upon approval of the sales order, the Company ships product to the customer and invoices them for the product sold. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation or application of the Company’s product to the end user.
The Company recognizes revenue as performance obligations are fulfilled, which generally occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
Revenue is recognized based on the consideration the Company expects to receive from the sale. This consists of the gross selling price of the product, less any discounts, rebates or other amounts paid to customers, fees paid to Group Purchasing Organizations (“GPOs”), and returns (collectively, “deductions” or “sales deductions”). Gross selling price is a standard set by the Company for all customers unless a contract governing the sale provides for a specified price. Sales deductions are specified in individual contracts with customers. The Company estimates the total sales deductions which a specific customer will achieve over the relevant term and applies the reduction to sales as they are made throughout the period.
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
Remaining Contracts
Prior to 2020, the Company’s control environment was such that it created uncertainty surrounding all of its customer arrangements, which required consideration related to the proper revenue recognition under the applicable literature. The control environment allowed for the existence of extra-contractual or undocumented terms or arrangement initiated by or agreed to by the company and former members of Company management at the outset of the transactions (side agreements). Concessions were also agreed to subsequent to the initial sale (e.g. sales above established customer credit limits extended and unusually long payment terms, return or exchange rights, and contingent payment obligations) that precluded the Company from recognizing revenue at the time that product was shipped to a customer.
Because of the prevalence of these arrangements, the Company’s sales arrangements did not qualify as contracts under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, until consideration was collected from customers. This determination precluded the recognition of revenue at the time of shipment. Instead, recognition of revenue was deferred until: (1) the customer returned the product prior to payment; or (2) the Company received payment from the customer. Cost of sales associated with product shipped was deferred until collection was received.
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
The Company also reassessed whether the revenue recognition criteria had been met for all shipments of products where payment had not been received as of September 30, 2019. While the measures summarized above provided significant evidence necessary to understand the terms of the Company’s contractual arrangements with its customers, certain of these customers continued to exhibit behaviors that resulted in extended periods until cash collection. Such delays in collection suggested that uncertainty regarding extra-contractual arrangements may continue, particularly as it relates to payment terms. As a result, the Company concluded the following for any existing arrangements, which remained unpaid at September 30, 2019:
•For customer arrangements where collection was considered probable within 90 days from the date of original shipment or implantation of the products, the Company concluded the revenue recognition criteria were met. The revenue associated with this event was recognized prior to 2020.
•For the remaining customer arrangements (the “Remaining Contracts”), the Company concluded that, due to the uncertainty that extra-contractual arrangements may continue, the revenue recognition criteria would not be satisfied until the Company received payment from the customer. At that point, the Company determined that an accounting contract would exist and the performance obligations for the Company to deliver product and the customer to pay for the product would be satisfied. The Company continued to reassess the Remaining Contracts for settlement of the revenue recognition criteria prior to payment, concluding that the revenue recognition criteria continued to not be met due to the same circumstances described above.
The effect of the cash collections on the Remaining Contracts on net sales and cost of sales for each of the years ended December 31, 2022, 2021, and 2020 were as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales	$259	$1,038	$7,767
Cost of sales	—	174	1,087
Gross profit	$259	$864	$6,680
Group Purchasing Organization Fees
The Company sells to GPO members who transact directly with the Company at GPO-agreed pricing. Group Purchasing Organizations are funded by administrative fees that are paid by the Company. These fees are set as a percentage of the purchase volume, which is typically 3% of sales made to the GPO members. Fees paid to GPOs are presented as a reduction to net sales.
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
Advertising expense
Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2022, 2021, and 2020 was $0.2 million, $0.1 million, and $0.1 million respectively.
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
The calculation of income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations both for U.S. federal income tax purposes and across numerous state jurisdictions. ASC Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company (1) records unrecognized tax benefits as liabilities in accordance with ASC Topic 740 included within other liabilities on the consolidated balance sheets, and (2) adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to the deferred tax asset or income tax expense in the period in which new information is available.
The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
The amount of expense to be recognized is determined by the fair value of the award using inputs available as of the grant date. The fair value of equity incentive awards that are not subject to a market condition is the value of common stock on the grant date. For equity incentive awards that are subject to a market condition, the fair value of common stock on the grant date is adjusted to reflect the value of the market condition, generally using a path-dependent pricing model, such as a Monte Carlo simulation.
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
For awards subject to a market condition, the resolution of the market condition is not subsequently considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Loss per Common Share
Basic net loss per common share is calculated as net loss available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net loss available to common stockholders is calculated by adjusting net loss for periodic preferred accrued or deemed dividends. These amounts include (i) dividends accumulated on the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) during the period, (ii) periodic amortization of the beneficial conversion feature, and (iii) periodic accretion of the increasing-rate dividend feature.

This amount is divided by the weighted average common shares outstanding during the period. Weighted average common shares outstanding is calculated as shares of the Company outstanding adjusted for the portion of the period for which they are outstanding. Unvested restricted stock awards are excluded from the calculation of weighted average common shares outstanding until they have vested.
Diluted net loss per common share adjusts basic net loss per common share for convertible securities, options, equity incentive awards, and other share-based payment awards which have yet to vest, to the extent such adjustments reduce basic net loss per common share.
The Company uses the if-converted method to calculate the dilutive effect of the Series B Preferred Stock and other convertible securities to the extent they are outstanding. The if-converted method assumes that convertible securities are converted at the later of the issuance date or the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any deemed or accumulated preferred dividends, would decrease basic net loss per common share, these effects are incorporated in the calculation of diluted net loss per common share, adjusted for the proportion of the period the securities were outstanding.
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
Government Assistance

The Company receives benefits from various government entities for various purposes from time to time. With respect to any benefits that are not dependent on income (which are subject to the policy described under Income Taxes, above), the Company recognizes such benefits at the point in time in which all barriers to receive the assistance have been overcome in an amount equal to the expected benefit. Benefits are reflected in the consolidated statements of operations in the line item to which the associated benefit relates.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)”, which provides disclosure requirements regarding government grants and contributions. The ASU requires disclosure of the nature of transactions and related accounting policies used to account for transactions, the effect, including amounts, of government assistance on individual line items on the financial statements, and significant terms and conditions of the transactions, including commitments and contingencies. This ASU is effective for fiscal years beginning after December 15, 2021. The Company adopted the provisions of this ASU effective January 1, 2022. There was no impact upon adoption. Refer to Note 20, Government Assistance, for the disclosures required by this ASU.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides temporary, optional expedients and exceptions to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as a result of market transitions from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. The guidance is available for prospective application and can generally be applied to contract modifications and hedging relationships entered into beginning March 12, 2020 through December 31, 2022. In December 2022, following the issuance of ASU 2022-06, “Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848”, the end date was extended to December 31, 2024.
As of December 31, 2022, the Company has long-term debt outstanding which carries an interest rate tied to LIBOR, the agreement for which contemplates an interest rate alternative in the event that LIBOR is unavailable. The LIBOR tenor which underlies the Company’s term loan is expected to sunset effective June 30, 2023.
The Company is evaluating the possibility of adoption and the related impact on its financial statements. If adopted, the Company does not expect the provisions of this ASU to have a material impact on its consolidated financial statements.
All other ASUs issued and not yet effective as of December 31, 2022, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current or future financial position or results of operations.
3.    Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable, gross	$46,867	$41,540
Allowance for doubtful accounts	(3,783)	(1,187)
Accounts receivable, net	$43,084	$40,353
Activity related to the Company’s allowance for doubtful accounts during the year ended December 31, 2022 was as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2021	$1,187
Bad debt expense	2,820
Write-offs	(224)
Balance at December 31, 2022	$3,783
Bad debt expense and write-offs were not material for the year ended December 31, 2021.

4.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$810	$364
Work in process	6,855	6,112
Finished goods	5,518	4,913
Inventory	$13,183	$11,389
As a result of the conclusion of the FDA’s period of enforcement discretion on May 31, 2021, the Company wrote down $1.0 million of its Section 351 product inventory and $0.7 million related to discontinued product during the year ended December 31, 2021. There were no significant, unusual write-downs of inventory during the year ended December 31, 2022.
Consignment inventory, included as a component of finished goods in the table above, was $3.4 million and $2.6 million as of December 31, 2022 and 2021, respectively.
5.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2022	2021
Lab and clean room equipment	$16,422	$16,567
Furniture and office equipment	15,016	14,975
Leasehold improvements	9,190	9,052
Construction in progress	1,983	397
Asset retirement cost	983	863
Finance lease assets	189	189
Property and equipment, gross	43,783	42,043
Less: accumulated depreciation and amortization	(35,927)	(32,878)
Property and equipment, net of accumulated depreciation and amortization	$7,856	$9,165
Depreciation expense for each of the years ended December 31, 2022, 2021, and 2020 was recorded in certain captions of the consolidated statements of operations for those periods in the amounts shown in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$1,816	$1,787	$2,022
Selling, general, and administrative expense	1,243	2,278	3,416
Research and development expense	286	298	344
Total	$3,345	$4,363	$5,782

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
Supplemental balance sheet information related to the Company’s leases, including the financial statement caption in which the amounts are presented, is as follows (amounts in thousands, except lease term and discount rate):

	Operating Leases		Finance Leases
	December 31,		December 31,
	2022	2021	2022	2021
Assets
Right of use asset	$3,400	$4,696	$—	$—
Property and equipment, net	—	—	98	145
Total assets	$3,400	$4,696	$98	$145

Liabilities
Other current liabilities	$1,391	$1,203	$49	$45
Other liabilities	2,381	3,812	57	106
Total liabilities	$3,772	$5,015	$106	$151

Weighted-average remaining lease term (years)	2.8	4.0	2.1	3.1
Weighted-average discount rate	8.3%	8.4%	8.3%	8.3%
Information related to lease costs are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$1,620	$1,327	$1,392
Amortization of finance lease ROU assets	47	43	—
Interest expense on finance lease liabilities	10	13	—
Maturities of lease liabilities are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2023	$1,638	$55	$1,693
2024	1,618	55	1,673
2025	506	5	511
2026	419	—	419
2027	35	—	35
Thereafter	—	—	—
Total lease payments	4,216	115	4,331
Less: imputed interest	(444)	(9)	(453)
Lease liability	$3,772	$106	$3,878
Asset Retirement Obligations
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement, for which the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $1.2 million and $1.0 million are included in other liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Sublease
The Company subleases one of its leased industrial warehouse spaces. The sublease income from the facility offsets the lease expense associated with the facility. Sublease income for the facility was $0.1 million for each of the years ended December 31, 2022, 2021, and 2020, respectively, and is presented as a reduction to selling, general, and administrative expense on the consolidated statements of operations in those periods.
7.    Goodwill and Intangible Assets, Net
Goodwill
Historically, the Company had concluded that it operated as a single operating segment and single reporting unit. For the year ended December 31, 2022, as a result of changes in the management of the Company’s business, management concluded that the Company operates as three operating segments, including two distinct reportable segments: Wound & Surgical and Regenerative Medicine. See Note 13, Segment Information, for a description of the Company’s operating segments. Management further concluded that these two reportable segments reflected its reporting units for goodwill impairment testing purposes.
The Company allocated $20.0 million of consolidated goodwill, which was entirely allocated to its previous reporting unit, to each of its Wound & Surgical and Regenerative Medicine segments based on their relative fair values from a market participant standpoint. The result was $19.4 million and $0.5 million allocated to Wound & Surgical and Regenerative Medicine, respectively. A third reporting unit associated with the Company’s third operating segment was deemed immaterial and no goodwill was assigned to it.
The Company performed goodwill impairment tests using the Company’s single reporting unit and the new reporting units on September 30, 2022. In all cases, the Company concluded that the estimated fair values of each reporting unit exceeded its respective carrying values. Therefore, the Company did not record impairment for goodwill on September 30, 2022.
For the annual impairment test performed October 1, 2022, the Company performed a quantitative assessment to determine the existence of impairment. The quantitative assessment concluded that it was more likely than not that goodwill was not impaired. No impairment was recorded for the year ended December 31, 2022.
For the annual impairment test performed on October 1, 2021, the Company performed a qualitative assessment to determine the existence of impairment. The qualitative assessment concluded that it was more likely than not that goodwill was not impaired. The Company did not proceed to the quantitative assessment, and no impairment was recorded for the year ended December 31, 2021.
The following table indicates the changes in the carrying amount of goodwill for 2022 and 2021 (in thousands):

	Previous Reporting Unit	Wound & Surgical	Regenerative Medicine	Total Company
Balance as of January 1, 2021	$19,976	$—	$—	$19,976
Activity	—	—	—	—
Balance as of December 31, 2021	$19,976	$—	$—	$19,976
Reallocation	(19,976)	19,441	535	—
Balance as of December 31, 2022	$—	$19,441	$535	$19,976

Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,923	$(7,106)	$2,817	$9,578	$(6,408)	$3,170
Licenses	1,000	(4)	996	—	—	—
Total amortized intangible assets	$10,923	$(7,110)	$3,813	$9,578	$(6,408)	$3,170

Unamortized intangible assets
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,031		1,031	1,205		1,205
Total intangible assets	$12,962		$5,852	$11,791		$5,383
Amortization expense and impairment expense for the years ended December 31, 2022, 2021, and 2020, is summarized in the table below (amounts in thousands):

	Year ended December 31,
	2022	2021	2020
Amortization of intangible assets	$701	$820	$1,073
Impairment of intangible assets	—	53	1,027
Impairment of intangible assets in 2021 related to supplier relationship assets that were determined to be unrecoverable due to attrition. Impairment of intangible assets in 2020 related to customer relationship assets that were determined to be unrecoverable due to lower than expected margins.
Expected future amortization of intangible assets as of December 31, 2022, is as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2023	$756
2024	756
2025	361
2026	207
2027	206
Thereafter	1,527
Total amortization expense	$3,813

8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Legal costs	$4,447	$2,806
External commissions	2,941	2,630
Accrued rebates	707	1,343
Estimated returns	659	788
Accrued GPO Fees	638	559
Accrued travel	566	385
Accrued clinical trials	90	694
Other	976	607
Total	$11,024	$9,812
9.    Long Term Debt
Hayfin Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which was funded on July 2, 2020 and provided the Company with a senior secured term loan in an aggregate amount of $50.0 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest is payable quarterly on the Term Loan for the principal balance outstanding through the Maturity Date. No principal payments are due and payable until the Maturity Date.
The Hayfin Loan Agreement also provided the Company with an option to draw on an additional delayed draw term loan (the “DD TL”, collectively with the Term Loan, the “Credit Facilities”) in the form of a committed but undrawn $25.0 million facility until June 30, 2021. The Company did not exercise the option.
On February 28, 2022, the Company executed an Amendment to the Hayfin Loan Agreement (as amended, the “Amended Hayfin Loan Agreement”). The amendment was accounted for as a modification. No gain or loss was recognized nor was there a change to the carrying amount of the debt as a result of the amendment.
Interest on any borrowings under the Amended Hayfin Loan Agreement is equal to the London Interbank Offered Rate (“LIBOR”) (subject to a floor of 1.5%) plus a margin of 6.75% per annum. If LIBOR is unavailable, the Term Loan will carry interest at the 6.75% margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5% per annum, and 2.5%.
An additional 3.0% margin is applied to the interest rate in the event of default as defined by the Amended Hayfin Loan Agreement. The Term Loan carried an interest rate of 8.3% at issuance and 11.5% as of December 31, 2022.
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
As of December 31, 2022, the Company is in compliance with all applicable financial covenants under the Amended Hayfin Loan Agreement.

The Amended Hayfin Loan Agreement also includes certain negative covenants and events of default customary for facilities of this type, and upon the occurrence of such events of default, subject to customary cure rights, the Term Loan may be accelerated or the lenders’ commitments terminated. Mandatory prepayments are also required in the event of a change in control, incurring other indebtedness, certain proceeds from disposal of assets and insured casualty event (as defined in the Amended Hayfin Loan Agreement). Annually, beginning with the fiscal year ended December 31, 2021, the Company is required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement), if such is generated. No such prepayments have been required as of December 31, 2022.
The Amended Hayfin Loan Agreement, as amended, also specifies that any prepayment of the loan, voluntary or mandatory, will subject the Company to a prepayment premium applicable as of the date of the prepayment:
•On or before July 2, 2023: 2% of the principal balance repaid.
•After July 2, 2023, but on or before July 2, 2024: 1% of the principal balance repaid.
•After July 2, 2024: no premium.
Hayfin maintains a first-priority security interest in substantially all of the Company’s assets.
A breach of a financial covenant in the Amended Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums. Future compliance with the financial covenants, as amended, requires continuing growth in net sales consistent with the Company’s business strategy and plans. The Company is subject to inherent uncertainties that could impact the Company’s net sales growth, including, but not limited to, the regulatory pathway of the Company’s EPICORD® and AMNIOCORD®. If the FDA were to determine that these products do not meet the requirements for regulation solely under Section 361, the Company would be required to obtain the appropriate FDA clearance or approval to continue marketing these products. The loss of the Company’s ability to market and sell its umbilical cord-derived products would have an adverse effect on the Company’s revenue, business, financial condition, and results of operations, including its ability to comply with the financial covenants set forth pursuant to the Amended Hayfin Loan Agreement. Refer to Note 12, Revenue, for net sales derived from the Company’s cord products.
Original issue discount and deferred financing costs were allocated between the sale of the Series B Preferred Stock (which occurred simultaneously with the funding of the Hayfin Loan Agreement, collectively the “Financing Transactions”) and the Term Loan on the basis of the relative fair values of the transactions. The costs allocated to the Hayfin Loan Agreement were further allocated between the Term Loan and the DD TL on the basis of the maximum potential principal outstanding between the Credit Facilities. The allocation of the deferred financing costs and original issue discount between Term Loan and the DD TL on July 2, 2020 was as follows (amounts in thousands):

	July 2, 2020
	Term Loan	DD TL	Total
Original issue discount	$333	$167	$500
Deferred financing costs	2,169	1,084	3,253
Deferred financing costs and original issue discount allocated to the Term Loan are amortized using the effective interest method through the Maturity Date. The amortization of such amounts is presented as part of interest expense, net on the consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020.
Deferred financing costs and original issue discount associated with the DD TL were amortized using the straight-line method through the expiration of the DD TL commitment term on June 30, 2021. Amortization of these amounts are presented as part of interest expense, net on the consolidated statements of operations for the years ended December 31, 2021 and 2020.
The balances of the Term Loan as of December 31, 2022 and 2021 were as follows (amounts in thousands):

	December 31,
	2022	2021
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,219)	(1,624)
Original issue discount	(187)	(249)
Long term debt, net	$48,594	$48,127
Interest expense related to the Term Loan, included in interest expense, net in the consolidated statements of operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Stated interest	$4,559	$4,182	$2,085
Amortization of deferred financing costs	405	372	173
Accretion of original issue discount	62	58	26
Interest expense	$5,026	$4,612	$2,284
Interest expense related to the DD TL, included in interest expense, net in the consolidated statements of operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Commitment fee	$—	$126	$128
Amortization of deferred financing costs	—	542	542
Accretion of original issue discount	—	83	83
Interest expense	$—	$751	$753
Scheduled principal payments on the Term Loan as of December 31, 2022 are as follows:

Year ending December 31,	Principal
2023	$—
2024	—
2025	50,000
2026	—
2027	—
Thereafter	—
Outstanding principal	$50,000
As of December 31, 2022, the fair value of the Term Loan was $46.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan were discounted to December 31, 2022 using this discount rate to derive the fair value.
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
Interest expense related to the BT Term Loan, included in interest expense, net in the consolidated statements of operations was as follows (amounts in thousands):

Year ended December 31, 2020

Interest on principal balance	$3,773
Accretion of original issue discount	354
Accretion of amendment fee	53
Amortization of deferred financing costs	1,051
Total BT Term Loan interest expense	$5,231
Paycheck Protection Program Loan
The Company applied for and, on April 24, 2020, received proceeds of $10.0 million in the form of a loan under the Paycheck Protection Program (the “PPP Loan”). On May 11, 2020, the Company repaid the PPP Loan in full. There are no continuing obligations under the PPP Loan as of December 31, 2022.
10.    Basic and Diluted Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share

The following table provides a reconciliation of net loss to net loss available to common shareholders and calculation of basic net loss per common share for each of the years ended December 31, 2022, 2021, and 2020 (amounts in thousands, except share and per-share amounts):

	Year ended December 31,
	2022	2021	2020
Net loss	$(30,197)	$(10,285)	$(49,284)
Adjustments to reconcile to net loss available to common stockholders:
Accumulated dividend on Series B Preferred Stock	6,580	5,210	2,016
Amortization of beneficial conversion feature	—	—	31,110
Accretion of increasing-rate dividend feature	—	926	918
Total adjustments	6,580	6,136	34,044
Net loss available to common stockholders	$(36,777)	$(16,421)	$(83,328)
Weighted average common shares outstanding	112,909,266	110,353,406	108,257,112
Basic net loss per common share	$(0.33)	$(0.15)	$(0.77)
Diluted Net Loss Per Common Share
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per-share amounts):

	Year ended December 31,
	2022	2021	2020
Net loss available to common stockholders	$(36,777)	$(16,421)	$(83,328)
Adjustments:
Dividends on Series B Preferred Stock	6,580	6,136	34,044
Less: antidilutive adjustments	(6,580)	(6,136)	(34,044)
Total adjustments	—	—	—
Numerator	$(36,777)	$(16,421)	$(83,328)
Weighted average common shares outstanding	112,909,266	110,353,406	108,257,112
Adjustments:
Potential common shares	28,705,593	29,801,836	15,687,044
Less: antidilutive potential common shares (a)	(28,705,593)	(29,801,836)	(15,687,044)
Total adjustments	—	—	—
Weighted average common shares outstanding adjusted for potential common shares	112,909,266	110,353,406	108,257,112
Diluted net loss per common share	$(0.33)	$(0.15)	$(0.77)
(a)Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be anti-dilutive for the periods presented:

	Year ended December 31,
	2022	2021	2020
Series B Preferred Stock	27,850,916	26,497,570	12,987,013
Restricted stock unit awards	546,883	1,393,910	616,141
Restricted stock awards	217,971	1,121,019	1,299,770
Outstanding stock options	65,720	771,409	752,499
Performance stock unit awards	5,251	17,928	31,621
Employee stock purchase plan	18,852	—	—
Potential common shares	28,705,593	29,801,836	15,687,044

11.    Equity
Series B Convertible Preferred Stock
The Series B Preferred Stock are convertible, cumulative securities which rank senior to the Company’s Series A Junior Participating Preferred Stock and the Company’s common stock. The Series B Preferred Stock accumulated dividends at a rate of 4.0% per annum through June 30, 2021, and 6.0% per annum thereafter. Dividends are declared at the sole discretion of the Board. Dividends are paid at the end of each quarter based on the dividend amounts that accumulate beginning of the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, the Company may elect to accrue the dividend owed to the holders of the Series B Preferred Stock. Accrued dividend balances accumulate dividends at the prevailing dividend rate for each dividend period for which they are outstanding.
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
The holders of the Series B Preferred Stock, voting as a class, are entitled to appoint two members to the board of directors. The holders of the Series B Preferred Stock are entitled to vote on all matters to be voted on by the Company’s shareholders on an as-converted basis as a single class with the common stock; provided that the votes represented by a single holder of Series B Preferred Stock cannot exceed 19.9% of the total voting stock of the Company and no share of Series B Preferred Stock held can entitle the holder to a number of votes that exceeds the quotient of the Liquidation Preference divided by $5.25 per share.
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
The Series B Preferred Stock instrument contains an increasing-rate cumulative dividend feature. The Company determined the present value of the difference between the (1) dividends that will be payable in the period preceding commencement of the perpetual dividend and (2) the perpetual dividend amount for a corresponding number of periods in order to ascribe a fair value to this feature. These amounts were discounted to present value using a market rate for dividend yield as of the date on which the Series B Preferred Stock was issued. The Company calculated the amount of the increasing-rate dividend feature as $1.8 million. This amount was amortized as a deemed dividend to preferred shareholders using the effective interest method through June 30, 2021. During each of the years ended December 31, 2021 and 2020, the Company recognized $0.9 million of deemed dividends related to the amortization of the increasing-rate dividend feature.

The below table illustrates changes in the Company’s balance of the Series B Preferred Stock for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2019	—	$—
Issuance of Series B Preferred Stock	100,000	59,540
Deemed dividends	—	32,028
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at December 31, 2021	100,000	$92,494
Activity	—	—
Balance at December 31, 2022	100,000	$92,494
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends in arrears as of December 31, 2022 were $13.8 million. As this amount has not been declared, the Company has not recorded this amount on its consolidated balance sheet as of December 31, 2022.
As of December 31, 2022, based on accumulated dividends as of that date, the Series B Preferred Stock was convertible into an aggregate of 29,559,946 shares of the Company’s common stock.
Stock Incentive Plans
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan Amended and Restated through October 2, 2020 (the “2016 Plan”), which was approved by shareholders on May 18, 2016, and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Prior Incentive Plan”). During the years ended December 31, 2022, 2021, and 2020 the Company used only the 2016 Plan to make grants.
The 2016 Plan permits the grant of equity awards to the Company’s employees, directors, consultants and advisors for up to 8,400,000 shares of the Company’s common stock plus (i) the number of shares of the Company’s common stock that remain available for issuance under the Prior Incentive Plan, and (ii) the number of shares that are represented by outstanding awards that later become available because of the expiration or forfeiture of the award without the issuance of the underlying shares. Awards granted under the 2016 Plan are subject to a vesting schedule as set forth in each individual agreement.
Stock Options
A summary of stock option activity for the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,444,845	$5.18
Granted	—	—
Exercised	(312,001)	2.09
Unvested options forfeited	—	—
Vested options expired	(198,950)	4.02
Outstanding at December 31, 2022	933,894	6.46	0.87	—
Exercisable at December 31, 2022	933,894	$6.46	0.87	$—
The intrinsic values of the options exercised during the years ended December 31, 2022, 2021 and 2020 were $0.6 million, $3.3 million, and $1.9 million, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $0.7 million, $1.4 million, and $0.4 million, respectively. The actual tax benefit for the tax deductions from option exercise of the share-based payment arrangements totaled $0.2 million, $2.0 million, and $1.6 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The Company has a policy of using its available repurchased treasury stock to satisfy option exercises prior to the issuance of new shares of common stock.
No options vested during the years ended December 31, 2022, 2021 and 2020. There was no unrecognized compensation expense at December 31, 2022.
During 2021 and 2020, certain stock option holders elected to return restricted shares to the Company as consideration to exercise stock options. In total, 41,810 and 148,972 shares were returned to the Company during the year ended December 31, 2021 and 2020, respectively, for an aggregate fair value of $0.4 million and $0.9 million, respectively. There were no similar transactions for the year ended December 31, 2022.
Equity Incentive Awards
The Company has issued several classes of stock awards to employees: restricted stock (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”, collectively the “Equity Incentive Awards”). The following is summary information for such awards for the year ended December 31, 2022.
Restricted stock and RSUs generally vest over a one- to three-year period in equal annual increments and require the recipient to provide continuous service through each vesting date. PSUs vest based on the achievement of specific performance targets subject to agreements with employees and also require the recipient to provide continuous service through a specified date or event.
As of December 31, 2022, there was $19.8 million of total unrecognized stock-based compensation related to unvested Equity Incentive Awards. That expense is expected to be recognized over a weighted-average period of 1.72 years, which approximates the remaining vesting period of these grants. RSAs are considered common shares issued and outstanding upon grant, while shares underlying the RSUs and PSUs are considered issued and outstanding only upon vesting. Therefore, all RSAs noted below as unvested are considered issued and outstanding as of December 31, 2022, while unvested RSUs and PSUs are not considered issued and outstanding as of December 31, 2022. RSAs, RSUs, and PSUs are not reflected in weighted average common shares outstanding for purposes of calculated basic net loss per common share.
A summary of Equity Incentive Award activity, by class of award, for the year ended December 31, 2022 is presented below:

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	877,197	$4.26	4,228,919	$8.64	—	$—
Granted	—	—	4,232,390	4.80	441,965	4.62
Vested	(749,104)	3.95	(1,724,530)	8.33	—	—
Forfeited	(5,338)	5.11	(1,961,808)	6.37	(200,893)	4.62
Unvested at December 31, 2022	122,755	$6.13	4,774,971	$6.28	241,072	$4.62
The total fair value of equity incentive awards vested during the years ended December 31, 2022, 2021 and 2020, was $10.9 million, $20.1 million, and $10.1 million, respectively.

For the years ended December 31, 2022, 2021, and 2020 the Company recognized share-based compensation as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of sales	$1,213	$813	$520
Selling, general and administrative expenses	9,578	13,108	14,549
Research and development expense	1,875	836	288
Total share-based compensation	12,666	14,757	15,357
Income tax benefit, before consideration of valuation allowance	(3,132)	(3,649)	(3,792)
Total share-based compensation, net of tax benefit	$9,533	$11,108	$11,565
Performance Stock Units
The Company granted 441,965 PSUs to certain executive officers during the year ended December 31, 2022. These PSUs vest based on and to the extent that stipulated cumulative net sales targets are achieved. Of the granted PSUs:
•25% can vest based on net sales achieved for the year ended December 31, 2022,
•25% can vest based on net sales achieved for the two-year period ending December 31, 2023, and
•the remaining award can vest based on net sales achieved for the three-year period ending December 31, 2024.
Achievement of the performance targets allow for vesting of 50% to 150% of the PSUs granted. If performance is below 50%, the PSUs do not vest. To the extent that the vesting percentage in a subsequent period exceeds the vesting percentage achieved in a previous period, a recipient is eligible to receive the amount of shares from the previous period based on the vesting percentage in the subsequent period. If total shareholder return (“TSR”), as defined below, is negative, vesting is limited to 100% of the award for all periods, regardless of actual achievement against the stipulated net sales targets.
All of the PSUs require recipients to continue employment with the Company through the vesting date, which will occur upon approval of the results with respect to the established targets by the Compensation Committee of the Board of Directors after December 31, 2024, but no later than March 15, 2025.
The TSR is calculated as the average trading price of the Company’s common stock during the final 30 trading days of 2024, adjusted for dividends paid on the Company’s common stock, less the average trading price during the final 30 trading days of 2021. Since TSR is based on the Company’s share price, it represents a market condition, which is incorporated in the grant date fair value of the shares in excess of 100% vesting. These awards are not reflected in the table above.
The fair value of these awards on the date of grant was estimated using a Monte Carlo simulation, the inputs for which were informed by a Black-Scholes option pricing model. The assumptions used in determining the fair value of these PSUs were as follows:

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

Expense related to PSUs is recognized, straight-line, based on the grant date fair value of the relevant shares, over the requisite service period related to each individual tranche, limited to the extent that the achievement of the associated performance condition associated with that tranche is probable. These expectations are derived from the Company’s actual results, latest budget, and forecasts for net sales in the associated periods. Subsequent adjustments to the expectation for vesting are reflected as a cumulative adjustment to expense. The fair value of the portion of the award subject to a market condition and expense recognized on such awards are not subsequently reconsidered based on the probability of or actual achievement of the market condition. Accordingly, the Company may recognize share-based compensation expense for awards that do not ultimately vest.
Employee Stock Purchase Plan
On June 7, 2022, the Company adopted the Employee Stock Purchase Plan of MiMedx Group, Inc. (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock on a semi-annual basis at a purchase price of 85% of the lower of the closing price per share of the Company’s common stock on the first day and the last day of each six-month purchase period (the “Purchase Period”). The aggregate number of shares which may be issued and sold under the ESPP is 3 million shares of common stock. The first Purchase Period under the ESPP commenced on August 1, 2022 and resulted in a purchase of shares on January 31, 2023.
For the year ended December 31, 2022, the Company recorded $0.2 million in stock-based compensation related to the ESPP. As of December 31, 2022, the Company had cumulative payroll deferrals under the ESPP for future share purchases of $0.6 million. This amount is included in accrued compensation in the consolidated balance sheet. No shares have been issued under the plan to date.
Unrecognized stock compensation for the period is less than $0.1 million to be recognized over a weighted average period of 0.08 years.
2020 RSU Modification
During the year ended December 31, 2019, the Company granted a fixed-dollar value RSU award to the members of its Board in the amount of $1.6 million. The RSU awards vested at the date of the 2019 Annual Meeting and were settled in common stock with the number of shares of common stock based on the closing price of the Company’s share price on August 5, 2020, a date thirty days after the Company became current on its SEC filings. Upon this event, these awards were modified from a fixed dollar-amount of awards to be settled in a variable number of shares to a fixed number of shares based on the closing price of the Company’s common stock on August 5, 2020. This event constituted a modification of the awards from liability-based awards to equity-based awards. This event did not change the total amount of expense recognized. Prior to August 5, 2020, the Company recorded $1.3 million of expense, of which $0.9 million was recognized during the year ended December 31, 2020. The Company reclassified $1.3 million of recorded liability to additional paid-in capital to reflect this modification on August 5, 2020. Subsequent to the modification, $0.3 million of expense was recognized as additional paid-in capital during the year ended December 31, 2020.
Treasury Stock
Repurchases of shares of Common Stock in connection with the satisfaction of employee tax withholding obligations upon vesting of restricted stock and exercise of stock options for the years ended December 31, 2022, 2021, and 2020 were 249,442, 469,239, and 435,492, respectively, for an aggregate purchase price of $1.2 million, $4.8 million, and $2.3 million, respectively.
12.     Revenue
Net Sales by Product
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

Information regarding the business units responsible for the sale of each of these classes of product can be found in Note 13, Segment Information.
Below is a summary of net sales by each class of product (in thousands):

	Year Ended December 31,
	2022	2021	2020
Advanced Wound Care
Tissue/Other	$241,992	$216,418	$192,566
Cord	23,211	23,599	16,073
Advanced Wound Care	265,203	240,017	208,639
Section 351	2,379	17,610	31,828
Other(1)	259	988	7,767
Total	$267,841	$258,615	$248,234
(1) “Other” includes the Remaining Contracts and other revenue transactions in the indicated period relating to performance obligations settled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition. For all practical purposes, the Company is not able to allocate these revenue transactions to different product groups. This revenue is reflected as part of the Wound & Surgical segment.

Net Sales by Site of Service
MIMEDX has three sites of service for its products (1) Hospital settings and wound care clinics, which are stable reimbursement settings in which products are used for surgical applications, (2) Private offices, which generally represents doctors and practitioners with independent operations, and (3) Other, which includes federal facilities, international sales, and other sites of service.
Below is a summary of net sales by site of service (in thousands):

	Year Ended December 31,
	2022	2021	2020
Hospital	$163,206	$154,580	$144,285
Private Office	77,158	$75,816	$75,638
Other	27,477	28,219	28,311
Total	$267,841	$258,615	$248,234
Disaggregation of Revenue by Customer
Prior to May 31, 2021, the conclusion of the FDA’s enforcement discretion period, the Company evaluated its revenue on the basis of its two primary distribution channels: (1) direct to customers (healthcare professionals and/or facilities) (“Direct Customers”); and (2) sales through distributors (“Distributors”).
Below is a summary of net sales by each customer type (in thousands):

	Year Ended December 31,
	2022	2021	2020
Direct Customers	$261,508	$250,009	$240,690
Distributors	6,333	8,606	7,544
Total	$267,841	$258,615	$248,234
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the years ended December 31, 2022, 2021, or 2020.
13.     Segment Information

The Company has two reportable segments: Wound & Surgical and Regenerative Medicine.
•Wound & Surgical focuses on the Advanced Wound Care and Surgical Recovery markets through the sale of the Company’s existing product portfolio and product development to serve these primary end markets. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT®), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL®™). This segment is also responsible for the international sales of the Company’s Section 351 products.
•The Regenerative Medicine business focuses solely on Regenerative Medicine technologies, specifically progressing the Company’s placental biologics platform towards registration as an FDA-approved biological drug. mDHACM is the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for an indication to help decrease pain and improve function in patients suffering from KOA.
The Company’s Corporate function includes expenses incurred by executive, finance, human resource, information systems, legal, other functions which are generally shared and whose activities are not specifically identifiable solely to either of the other segments. It also includes amortization of intangible assets. The Company has another operating segment related to an expiring dental sales contract, reflecting all sales of the Company’s dental product. All net sales and cost of sales presented in the Corporate & Other columns below relate to this operating segment.
Wound & Surgical net sales reflects sales of the Company’s Advanced Wound Care products (as discussed in Note 12, Revenue), except for sales of the Company’s dental product. In addition, Wound & Surgical reflects international sales of the Company’s Section 351 products, which represent all Section 351 sales not reflected in Regenerative Medicine.
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
Net sales and segment contribution for each reportable segment for the year ended December 31, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$264,906	$—	$2,935	$267,841
Cost of sales	44,462	—	3,854	48,316
Selling, general and administrative expense	145,887	—	62,902	208,789
Research and development expense	7,836	14,993	—	22,829
Amortization of intangible assets	—	—	701	701
Segment contribution	$66,721	$(14,993)
Investigation, restatement and related expense				12,177
Operating loss				$(24,971)
Supplemental information
Depreciation expense	$1,791	$165	$1,389	$3,345
Share-based compensation	$6,513	$1,158	$4,995	$12,666

Net sales and segment contribution for each reportable segment for the year ended December 31, 2021 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$238,940	$16,596	$3,079	$258,615
Cost of sales	35,204	3,655	4,424	43,283
Selling, general and administrative expense	123,583	12,910	61,866	198,359
Research and development expense	5,864	11,480	—	17,344
Amortization of intangible assets	—	—	820	820
Segment contribution	$74,289	$(11,449)
Investigation, restatement and related expense				3,791
Impairment of intangible assets				53
Operating loss				$(5,035)
Supplemental information
Depreciation expense	$1,644	$246	$2,473	$4,363
Share-based compensation	$5,158	$1,461	$8,138	$14,757

Net sales and segment contribution for each reportable segment for the year ended December 31, 2020 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$213,489	$32,362	$2,383	$248,234
Cost of sales	30,185	5,856	3,289	39,330
Selling, general and administrative expense	103,039	17,546	60,437	181,022
Research and development expense	3,979	7,736	—	11,715
Amortization of intangible assets	—	—	1,073	1,073
Segment contribution	$76,286	$1,224
Investigation, restatement and related expense				59,465
Impairment of intangibles				1,027
Operating loss				$(45,398)
Supplemental information
Depreciation expense	$1,755	$451	$3,576	$5,782
Share-based compensation	$4,373	$1,256	$9,728	$15,357

The Company does not allocate any assets to the reportable segments. No asset information is reported or disclosed to the CODM in the financial information for each segment.
14.    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss	$23,719	$23,333
Research and development and other tax credits	8,384	6,297
Interest limitation carry forward	4,898	3,970
Accrued expenses	3,501	3,385
Capitalized research and development expenditures	3,586	—
Share-based compensation	3,145	4,220
Allowance for doubtful accounts	1,033	601
Lease liabilities	962	1,277
Sales return and allowances	163	195
Accrued settlement costs	50	235
Other	885	1,115
Deferred Tax Liabilities:
Prepaid expenses	(1,400)	(1,337)
Right of use asset	(867)	(1,197)
Intangible assets	(351)	(263)
Property and equipment	(77)	(705)
Net Deferred Tax Assets	47,631	41,126
Less: Valuation allowance	(47,631)	(41,126)
Net Deferred Tax Assets after Valuation Allowance	$—	$—
The reconciliation of the federal statutory income tax rate of 21% to the effective rate is as follows:

	Year ended December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
Tax credits	5.85%	2.01%	0.32%
Employee retention credit	—%	3.37%	—%
NOL carryback rate differential	—%	—%	10.99%
Meals and entertainment	(0.10)%	(1.13)%	(0.50)%
State taxes, net of federal benefit	(0.55)%	4.53%	(0.20)%
Uncertain tax positions	(0.58)%	0.02%	0.24%
Nondeductible compensation	(2.22)%	(13.77)%	(0.89)%
Deferred tax adjustments	(2.89)%	14.63%	—%
Share-based compensation	(4.03)%	23.31%	(1.24)%
Valuation allowance	(17.59)%	(52.70)%	(8.14)%
Other	0.42%	(3.73)%	(1.66)%
Effective tax rate	(0.69)%	(2.46)%	19.92%

Current and deferred income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$91	$(12,418)
State	206	156	159
Total current	206	247	(12,259)

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Total expense (benefit)	$206	$247	$(12,259)
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of such temporary differences are reported as deferred income tax assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not more likely than not. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.
A valuation allowance of $47.6 million and $41.1 million was recorded against the deferred tax asset balance as of December 31, 2022 and 2021, respectively. The Company maintains a full valuation allowance because it is not more likely than not the deferred tax assets will be utilized based on all available positive and negative evidence. In the event that the weight of the evidence changes in the future, any reduction in the valuation allowance would result in an income tax benefit.
At December 31, 2022 and 2021, the Company had income tax net operating loss (“NOL”) carryforwards for federal and state purposes of $84.9 million and $109.8 million and $84.2 million and $104.2 million, respectively. A portion of the Company’s NOLs and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. All of the Company’s federal NOL carryforwards have been generated since 2018 and will carry forward indefinitely. The majority of the Company’s state NOL carryforwards will expire between 2027 and 2042; the remainder of the Company’s state NOLs will carryforward indefinitely. As of December 31, 2022, the Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately $17.8 million and $5.9 million, respectively. As of December 31, 2021, the Company has recorded a deferred tax asset for federal and state NOL carryforwards of $17.7 million and approximately $5.6 million, respectively.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands) included in other liabilities in the consolidated balance sheets:

	2022	2021	2020
Unrecognized tax benefits - January 1	$469	$477	$627
Increases - tax positions in current period	98	20	—
Increases - tax positions in prior period	78	—	—
Decreases in prior year positions	—	(28)	(150)
Unrecognized tax benefits - December 31	$645	$469	$477
Included in the balance of unrecognized tax benefits are tax benefits of $0.6 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0.0 million of interest during the years ended December 31, 2022 and 2021. The Company accrued and recognized $0.1 million of interest during 2020.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2022, the Company’s tax returns for 2019 through 2022 generally remain open for exam by taxing jurisdictions. Additional prior years may be open to the extent attributes are being carried forward to an open tax year.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which, among other changes, eliminated the taxable income limit for certain net operating losses (“NOL”), allowed businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior years, and provided a payment delay of employer payroll taxes during 2020 after the date of enactment. These provisions allowed the Company to carry back federal tax losses related to 2018 and 2019. The Company recorded net tax receivable totaling $11.3 million in 2020 related to these provisions, of which $1.2 million had been collected as of December 31, 2020, and another $9.2 million was collected during the year ended December 31, 2021. The remaining $0.9 million is reflected in income tax receivable on the consolidated balance sheets as of December 31, 2022 and 2021.
The Company had a deferred payment of $2.2 million in employer taxes that was included as part of accrued compensation on the consolidated balance sheet as of December 31, 2021. $1.1 million was paid in January 2022 and the remaining balance paid in December 2022.
15.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for interest	$4,569	$4,327	$7,456
Income taxes paid	181	169	208
Cash paid for operating leases	1,567	1,522	1,569
Non-cash activities:
Purchases of equipment included in accounts payable	417	8	1,062
Lease right of use asset and liability	(37)	2,251	1,169
Deemed dividends of Series B Preferred Stock	—	926	32,028
Fair value of non-cash consideration received for option exercise	—	380	922
Note receivable for sale of property and equipment	—	75	—
Amendment fee on previous term loan	—	—	722
Deferred financing costs	—	—	53
16.    Commitments and Contingencies
Contractual Commitments
The Company has commitments for meeting spaces, generally for hotel and conference spaces for company functions. These commitments generally contain renewal options.
The estimated meeting space commitments are as follows (in thousands):

Year ending December 31,	Meeting Space Commitments
2023	$989
2024	394
Total	$1,383

Separation Agreement with Timothy R. Wright
On September 15, 2022, the Company entered into a Separation Agreement and General Release with Timothy R. Wright, the former Chief Executive Officer of the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright a total of $3.1 million in cash in a series of installments through September 2024. The terms of the severance benefits provided in the Separation Agreement were the same as those provided for in the original employment Letter Agreement between Mr. Wright and the Company dated April 8, 2019. The $3.1 million was recorded as part of selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2022.
Of the $3.1 million, $1.9 million is reflected in accrued compensation and $1.2 million is reflected in other liabilities in the consolidated balance sheet as of December 31, 2022. No payments were required to be made to Mr. Wright under the terms of the Separation Agreement during the year ended December 31, 2022.
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for the Company’s upcoming Knee Osteoarthritis (“KOA”) clinical trial program. As part of the agreement, NBCD will perform site selection and monitoring, manage patient recruitment and enrollment, data management, statistical analysis and reporting activities for the duration of the trial. Under the terms of the Nordic Agreement, as of December 31, 2022, the Company was obligated to pay $13.3 million upon the achievement of specified milestones over the course of the clinical trial. The milestones are based upon various factors including, but not limited to, site selection and enrollment, patient enrollment, patient completion, and certain other activities related to clinical trial operations. These milestone payments are revised semi-annually based on fluctuations in the consumer price index. The Company has the ability to terminate the Nordic Agreement with 30 days written notice to NBCD. At such time, the Company would be required to pay for services performed through the date of termination and any non-cancelable obligations.
In addition to the $13.3 million, the Company will reimburse NBCD for actual expenses incurred related to third-party vendors to be contracted and managed by NBCD.
As of December 31, 2022, the Company has paid $2.0 million under the Nordic Agreement, relating to milestones which have been achieved from inception through that date. During the year ended December 31, 2022, the Company recognized $1.0 million of expense related to the Nordic Agreement. This amount is included as part of research and development expense in the consolidated statement of operations. The remaining $1.0 million is reflected in prepaid expenses on the consolidated balance sheet as of December 31, 2022.
In January 2023, the Company executed a change order to the Nordic Agreement. Refer to Note 21, Subsequent Events, for more details.
Turn Agreement
On December 7, 2022, the Company acquired intellectual property rights pursuant to a Platform Intellectual Property License (the “Turn Agreement”) with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics or “Turn”). The Turn Agreement provided MIMEDX with an exclusive, worldwide, sub-licensable license to use Turn’s proprietary antimicrobial technology platform (PermaFusion®) to develop antimicrobial line extensions and new products. In addition, the Turn Agreement granted the Company the commercial rights to Turn’s placental collagen matrix product, FleX™ AM (“FleX”), contingent upon Turn’s receipt of FDA 510(k) clearance and other conditions.
During the year ended December 31, 2022, the Company paid $1.0 million upon the execution of the Turn Agreement to acquire the license. This amount was capitalized and is included as part of intangible assets, net, on the consolidated balance sheet as of December 31, 2022. The Company is obligated to make additional payments upon the meeting of regulatory and product commercial milestones, including $9.6 million if and when Turn receives 510(k) clearance from the FDA for FleX. This amount is not reflected in the consolidated balance sheet as of December 31, 2022.
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

In accordance with applicable accounting guidance, the Company accrues a liability when those matters present loss contingencies that are both probable and estimable. The Company's financial statements at December 31, 2022 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. As of December 31, 2022, the Company had reserved $0.2 million related to expected settlement costs related to legal matters.

The Company paid $0.7 million toward the resolution of legal matters involving the Company during the year ended December 31, 2022. In addition, insurance providers paid $0.6 million on the Company’s behalf to settle legal matters.

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

Securities Class Action

On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020; defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in MIMEDX prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues. The Company opposed CPFI’s motions and the hearing on the same was held on September 24, 2021.

On January 28, 2022, the Court denied CPFI’s motion to reconsider and motion to substitute class representative. On February 25, 2022, CPFI filed a Notice of Appeal in the 11th Circuit Court of Appeals. Oral arguments were held on January 24, 2023.
Welker v. MiMedx, et. al.
On November 4, 2022, Troy Welker and Min Turner, former optionholders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants.
The Company is defending against the allegations and removed the case to the United States District Court for the Northern District of Georgia. Plaintiffs have filed a motion to remand back to state court, which is currently pending.

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
Following the mediation, the Company and Taylor reached an agreement to settle the matter between them. Negotiations with Petit are ongoing.
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
On May 15, 2019, two individuals purporting to be shareholders of the Company filed a shareholder derivative complaint in the Superior Court for Cobb County, Georgia. (Nix and Demaio v. Evans, et al.) The complaint alleges claims for breaches of fiduciary duty, corporate waste and unjust enrichment against certain current and former directors and officers of the Company: Parker H. Petit, William C. Taylor, Michael J. Senken, John E. Cranston, Alexandra O. Haden, Chris Cashman, Lou Roselli, Mark Diaz, Charles R. Evans, Luis A. Aguilar, Joseph G. Bleser, J. Terry Dewberry, Bruce L. Hack, Charles E. Koob, Larry W. Papasan and Neil S. Yeston. The allegations generally involved claims that the defendants breached their fiduciary duties by causing or allowing the Company to misrepresent its financial statements as a result of improper revenue recognition. The Court ordered this matter stayed pending the resolution of the consolidated derivative suit pending in the Northern District of Georgia. As discussed above, the plaintiffs participated in the mediation that took place in connection with the prior-filed consolidated derivative action in the Northern District of Georgia and are a party to the agreement settling that consolidated derivative action. In accordance with the terms of the settlement, plaintiffs filed a notice of settlement and voluntary dismissal with prejudice on January 13, 2021.
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
Intellectual Property Litigation
The NuTech Action
On March 2, 2015, the Company filed a patent infringement lawsuit against NuTech Medical, Inc. (“NuTech”) and DCI Donor Services, Inc. (“DCI”) in the United States District Court for the Northern District of Alabama (MiMedx Group, Inc. v. NuTech Medical, Inc. et. al.). The Company has alleged that NuTech and DCI infringed and continue to infringe on the Company’s patents through the manufacture, use, sale and/or offering of their tissue graft product. The Company also asserted that NuTech knowingly and willfully made false and misleading representations about its products to customers and prospective customers. The Company is seeking permanent injunctive relief and unspecified damages. The case was stayed pending the restatement of the Company’s financial statements. Since the Company has completed its restatement, the case resumed. The parties reached a settlement in the matter and the case was dismissed with prejudice.

The Osiris Action
On February 20, 2019, Osiris Therapeutics, Inc. (“Osiris”) refiled its trade secret and breach of contract action against the Company (which had been dismissed in a different forum) in the United States District Court for the Northern District of Georgia (Osiris Therapeutics, Inc. v. MiMedx Group, Inc.). The parties reached a settlement in the matter and the case was dismissed with prejudice on October 26, 2020.

17.    401(k) Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all employees who have completed one month of service. Under the 401(k) Plan, participants could defer up to 90% of their eligible wages to a maximum of $20,500 per year (annual limit for 2022). Employees age 50 or over in 2022 could make additional pre-tax contributions up to $6,500. In 2022 and 2021, the Company matched 50% of employee contributions up to 8% of the employee’s eligible compensation. In 2020, the Company matched 50% of employee contributions up to 5% of the employee’s eligible compensation. The matching contribution for the years ended December 31, 2022, 2021, and 2020 was $3.3 million, $2.7 million, and $1.5 million, respectively.
18.     Related Party Transactions
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
The Company had no related party transactions for the years ended December 31, 2022 or 2021.
19.    Restructuring
2018 Restructuring
Set forth below are disclosures relating to restructuring initiatives that resulted in material cash expenditures during the year ended December 31, 2020. Employee retention and certain other employee benefit-related costs related to the Company’s restructuring were expensed ratably over an agreed-upon service period. One-time employee separation and related employee benefit costs were generally expensed as incurred.

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
The Company’s restructuring program concluded in 2020. All obligations related to the Company’s restructuring program were settled as of December 31, 2020.
Changes to this liability during the year ended December 31, 2020 was as follows (in thousands):

Liability balance as of December 31, 2019	3,561
Expenses	—
Cash distributions	(3,561)
Liability balance as of December 31, 2020	$—
2022 Reorganization
On September 2, 2022, the Company separated from its Chief Executive Officer. Subsequent to this event, the Company realigned the organization to improve profitability. As part of these efforts, the Company incurred $2.0 million of one-time employee separation costs. Of this amount, $0.6 million was outstanding as of December 31, 2022. The remaining amount is reflected as part of accrued compensation on the consolidated balance sheet as of that date.
20.    Government Assistance
Employee Retention Credit
The CARES Act provided an employee retention credit (“ERC”), which was a refundable tax credit against certain payroll taxes. Upon determination that the Company overcame the barriers required to receive the credit, the Company qualified and filed to claim the ERC. The Company reflected the ERC as a reduction to the respective captions on the consolidated statements of operations associated with the employees to which the payroll tax benefit related. For the year ended December 31, 2021, the Company recorded $1.6 million as a reduction to selling, general and administrative expense. Of this amount, $1.4 million and $1.6 million were reflected as part of other current assets in the consolidated balance sheets as December 31, 2022 and 2021, respectively. During year ended December 31, 2022, the Company received $0.2 million relating to the ERC.
21.     Subsequent Events
Nordic Agreement Change Order
On January 24, 2023, the Company executed a change order to the Nordic Agreement (the “Change Order”), primarily to reflect additional elements required in conducting the trial. The Change Order modified the scope of NBCD’s responsibilities under the Nordic Agreement, shifting certain activities to other vendors to be administered by NBCD and certain other activities to MIMEDX. These responsibilities primarily related to areas of patient recruitment and screening and statistical analysis, among other areas of the trial. Pursuant to the Change Order, the total payments owed to NBCD relating to NBCD’s responsibilities decreased from $13.3 million to $10.2 million.
Hiring of Chief Executive Officer
On January 27, 2023, the Board of Directors appointed Joseph H. Capper to serve as Chief Executive Officer. The Company entered into a Letter Agreement with Mr. Capper that included, among other things, a grant of 3,300,000 PSUs and a grant of a non-qualified stock option (the “Option”) for 3,600,000 shares of the Company’s common stock.
The PSUs vest over a four-year performance period ending December 31, 2026 based upon the achievement of specified performance conditions, up to a maximum of 200% of the granted PSUs, and subject to Mr. Capper’s continued employment. The Option vests over a four-year period ending January 31, 2027 contingent upon the achievement of share price performance goals and subject to Mr. Capper’s continued employment. Mr. Capper will is eligible to vest in 25% of the Option on or after each of the first four anniversary dates subsequent to the date of grant, provided certain share price performance targets are achieved at any point during the four-year vesting period.

In concert with the hiring of Mr. Capper’s, K. Todd Newton stepped down and ceased to serve as Interim Chief Executive Officer. Upon Mr. Capper’s hiring, 200,000 RSUs granted to Mr. Newton pursuant to the Interim Executive Employment Agreement between him and the Company vested immediately. Mr. Newton remains on the Board of Directors.
Schedule II Valuation and Qualifying Accounts

MIMEDX GROUP, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020 (in thousands)
	Balance at Beginning of Year	Additions charged to Expense or Revenue	Deductions and write-offs	Balance at End of Year
For the year ended December 31, 2022
Allowance for product returns	$2,549	$2,449	$(2,304)	$2,694

For the year ended December 31, 2021
Allowance for product returns	$2,321	$2,508	$(2,280)	$2,549

For the year ended December 31, 2020
Allowance for product returns	$4,115	$705	$(2,499)	$2,321

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MiMedx Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2023

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears on page 79 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be contained in our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and similar captions which are incorporated herein by reference.

Item 11. Executive Compensation
Information required by this Item will be contained in our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders under the caption “Executive Compensation Discussion and Analysis,” “Summary Compensation Table (2022, 2021 and 2020,” “Grants of Plan Based Awards for 2022,” “Outstanding Equity Awards on December 31, 2022,” “2022 Options Exercised and Stock Vested Table,” “2022 Potential Payments Upon Termination or Change in Control,” “2022 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” or similar captions which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be contained in our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be contained in our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders under the captions “Policies and Procedures for Approval of Related Party Transactions,” “Related Party Transactions,” and "Director Independence" or similar captions which are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item will be contained in our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders under the captions “Audit Matters,” or a similar caption which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report:
(i)Financial Statements
(ii)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020
(iii)Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified with an asterisk.
(b)Exhibits
Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

Exhibit Number	Description
3.1	Restated Articles of Incorporation, adopted March 4, 2021, effective March 5, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021).
3.2	Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).
3.3	Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).
3.4
Amended and Restated Bylaws of MiMedx Group, Inc., as amended and restated as of February 16, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2023).

4.1
The description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on November 2, 2020).

10.1##
Loan Agreement dated as of June 30, 2020 by and among MiMedx Group, Inc., certain subsidiaries of MiMedx Group, Inc. parties thereto, the Lenders from time to time party hereto, Hayfin Services LLP, as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.2##
Securities Purchase Agreement, dated as of June 30, 2020, by and between MiMedx Group, Inc., Falcon Fund 2 Holding Company, L.P. and certain other investors (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed July 6, 2020).

10.3
Registration Rights Agreement dated as of July 2, 2020, by and between MiMedx Group, Inc. and Falcon Fund 2 Holding Company, L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.4
Lease effective May 1, 2013 between Hub Properties of GA, LLC and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013).

10.5
First Amendment to Lease dated March 7, 2017 between CPVF II West Oak LLC (as successor in interest to HUB Properties of GA, LLC) and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2017).

Exhibit Number	Description
10.6
Third Amendment to Lease made as of November 30, 2021 for real property and improvements located at 1775 West Oak Commons Court, Marietta, Georgia between RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, and MiMedx Group, Inc., dated January 25, 2013, as amended March 7, 2017 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2022).

10.7*
MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan, as amended and restated effective February 25, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2014).

10.8*
Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014).

10.9*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014).

10.10*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2013).

10.11*
Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014).

10.12*
2016 Equity and Cash Incentive Plan, as amended and restated through October 2, 2020 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 17, 2020).

10.13*
Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016).

10.14*
Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (for shares not registered under the Securities Act of 1933) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

10.15*
Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016).

10.16*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

10.17*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016).

10.18*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2020).
10.19*	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).
10.20*
Form of Employee (Performance-Vested, uncertain number of shares) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.21*
Form of Employee (Performance-Vested, certain number of shares) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.22*	Form of Non-Employee Restricted Stock Award Agreement (vest into retirement) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).
10.23*	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021).
10.24*	Letter Agreement dated April 10, 2019 between MiMedx Group, Inc. and Timothy R. Wright (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019).
10.25*
Employment Offer Letter between MiMedx Group, Inc. and Peter M. Carlson, as amended and restated on June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.26*
Employment Offer Letter between MiMedx Group, Inc. and William F. Hulse IV dated November 4, 2019, (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

Exhibit Number	Description
10.27*
Employment Offer Letter between MiMedx Group, Inc. and Rohit Kashyap dated as of July 23, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 20, 2020).

10.28*
Employment Offer Letter between MiMedx Group, Inc. and Robert B. Stein effective August 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 20, 2020).

10.29*	Form of Key Employee Retention and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020).
10.30*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.65 to the Registrant’s Current Report on Form 8-K filed on July 15, 2008).
10.31*
Form of Director Restricted Stock Unit Award Agreement (Type I - Initial Grant, Full Amount) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.32*
Form of Director Restricted Stock Unit Award Agreement (Type II - Initial Grant, Pro Rata Amount) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.33*	Form of Director Restricted Stock Unit Award Agreement (Type III - Annual Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).
10.34
Technology License Agreement dated January 29, 2007 between MiMedx, Inc., Shriner's Hospitals for Children and University of South Florida Research Foundation (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008).

10.35
Cooperation Agreement dated as of May 29, 2019 among MiMedx Group, Inc., M. Kathleen Behrens Wilsey, K. Todd Newton, Richard J. Barry, Prescience Partners, LP, Prescience Point Special Opportunity LP, Prescience Capital LLC, Prescience Investment Group, LLC d/b/a Prescience Point Capital Management LLC and Eiad Asbahi (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

10.36##
Amendment No. 1 to Loan Agreement dated as of February 28, 2022, which amends that certain Loan Agreement dated as of June 30, 2020 by and among MiMedx Group, Inc., certain subsidiaries of MiMedx Group, Inc. parties thereto, the Lenders from time to time party hereto, Hayfin Services LLP, as administrative agent for the Lenders and as collateral agent for the Secured Parties (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2022)

10.37*
Separation Agreement and General Release between MiMedx Group, Inc. and Timothy R. Wright dated September 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.38*
Interim Executive Employment Agreement between MiMedx Group, Inc. and K. Todd Newton dated September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.39*
Restricted Stock Unit Agreement between MiMedx Group, Inc. and K. Todd Newton dated September 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.40*
Employment Offer Letter between MiMedx Group, Inc. and Ricci S. Whitlow dated December 27, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2023).

10.41*
Letter Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.42*
Performance Stock Unit Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.43*
Nonqualified Stock Option Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.44# ##	Platform Intellectual Property License Agreement by and between MiMedx Group, Inc. and Global Health Solutions, Inc. (d.b.a. Turn Therapeutics), dated as of December 7, 2022.
16.1	Letter from BDO USA, LLP dated March 30, 2021 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2021).
21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2#	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on the signature page to this Report).
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMEDX GROUP, INC.

February 28, 2023	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Hulse IV and Sajid N. Ajmeri and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report for the year ended December 31, 2022, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Joseph H. Capper	Chief Executive Officer and Director	February 28, 2023
Joseph H. Capper	(Principal Executive Officer)

/s/ Peter M. Carlson	Chief Financial Officer	February 28, 2023
Peter M. Carlson	(Principal Financial Officer)

/s/ William L. Phelan	Senior Vice President and Chief Accounting Officer	February 28, 2023
William L. Phelan	(Principal Accounting Officer)

/s/ M. Kathleen Behrens	Chair of the Board (Director)	February 28, 2023
M. Kathleen Behrens

/s/ James L. Bierman	Director	February 28, 2023
James L. Bierman

/s/ Michael J. Giuliani	Director	February 28, 2023
Michael J. Giuliani

/s/ William A. Hawkins III	Director	February 28, 2023
William A. Hawkins III

/s/ Cato T. Laurencin	Director	February 28, 2023
Cato T. Laurencin

/s/ K. Todd Newton	Director	February 28, 2023
K. Todd Newton

/s/ Martin P. Sutter	Director	February 28, 2023
Martin P. Sutter

/s/ Phyllis I. Gardner	Director	February 28, 2023
Phyllis I. Gardner