Form 10-K/A
period 2022-12-31
MIMEDX GROUP, INC.
filed 2023-05-01
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Auditor Firm ID	Auditor Name	Audit Location
34	Deloitte & Touche LLP	Atlanta, GA

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the MiMedx Group, Inc. (“MiMedx” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2022. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors

Set forth below is certain information regarding our current directors and director nominees as of April 28, 2023. There are no family relationships among any of our directors, director nominees, or executive officers.

Name	Age	Since	Tenure	Independent
M. Kathleen Behrens	70	2019	4	✓
James L. Bierman	70	2019	4	✓
Phyllis I. Gardner	72	2021	2	✓
Michael J. Giuliani	68	2020	2	✓
William A. Hawkins, III	69	2020	2	✓
Cato T. Laurencin	64	2020	2	✓
K. Todd Newton	60	2019	4	✓
Martin P. Sutter	68	2020	2	✓
Joseph H. Capper	59	2023	< 1

Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
James L. Bierman*	K. Todd Newton*	Martin P. Sutter*
M. Kathleen Behrens	Michael Giuliani	M. Kathleen Behrens
Cato T. Laurencin	Martin P. Sutter	Phyllis Gardner

Ethics and Compliance Committee	Advanced Science and Technology
William A. Hawkins, III*	Cato T. Laurencin*
Cato T. Laurencin	Phyllis Gardner
K. Todd Newton	Michael Giuliani
* = Chair
Declassification of the Board of Directors
At our annual meeting of shareholders in 2021, the shareholders of the Company approved a proposal to amend the Company’s Articles of Incorporation, in order to declassify the Board over a three-year period beginning at the Annual Meeting. The Articles of Incorporation, as amended, which became effective June 3, 2021, provide that beginning with the 2022 annual meeting of shareholders, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and will thereafter serve a one-year term until the next annual meeting of shareholders, such that, beginning with the 2024 annual meeting all director nominees will stand for a one-year term until the next annual meeting. Accordingly, the Board is currently divided into the following classes whose terms will expire as described below under “Current Directors.”
Preferred Directors
On July 2, 2020, in connection with the sale of Series B Preferred Stock to Falcon Fund 2 Holding Company, L.P. (the “EW Purchaser”), an affiliate of EW Healthcare Partners, as described in the Company’s 2019 Annual Report on Form 10-K, the Company agreed that, for so long as the EW Purchaser beneficially owns (i) at least 10% of the total number of outstanding shares of Company common stock (calculated on a fully-diluted, as converted basis), the EW Purchaser will be entitled to designate two individuals to serve on the Board and (ii) at least 5% but less than 10% of the total number of outstanding shares of Company common stock (calculated on a fully-diluted, as converted basis), the EW Purchaser will be entitled to designate one individual to serve on the Board (such designated directors, the “Preferred Directors”). The Preferred Directors will not be members of any class of directors that is elected by the holders of Company common stock (a “Common Director”). However, the Board may, by notice to the EW Purchaser, either appoint any individual serving as a Preferred Director as a Common Director or nominate any individual serving as a Preferred Director for election as a Common Director. From and after the time that no Series B Preferred Stock remains outstanding, the EW Purchaser’s right to designate directors in accordance with the preceding sentence will convert into a right, subject to the same ownership thresholds described above, to designate up to two individuals to be nominated by the Company to serve on the Board as Common Directors. The initial Preferred Directors are Martin P. Sutter and William A. Hawkins, III, who were appointed to the Board as Preferred Directors on July 2, 2020.
Current Directors
Our current Board members, the classes in which they serve, and the expiration of their terms as directors are as set forth in the table below:

Class	Directors	Term Expiration
Class I	Cato T. Laurencin Michael J. Giuliani	Elected to terms expiring at the Annual Meeting and until their successors are elected and qualified.
Class II	M. Kathleen Behrens K. Todd Newton Joseph H. Capper	Elected to terms expiring at the 2024 annual meeting of shareholders, and until their successors are elected and qualified.
Class III	James L. Bierman Phyllis Gardner	Elected or appointed to terms expiring at the Annual Meeting, and until his or her successor is elected and qualified.
Preferred Directors	William A. Hawkins, III Martin P. Sutter	The Preferred Directors are not members of any class of directors that is elected by the holders of Company common stock. See description above under “Board of Directors.”
Biographies of Current Directors
Set forth below is certain information regarding our other continuing directors, including certain individual qualifications and skills of our directors that contribute to the effectiveness of the Board.
Class I Directors
Michael J. Giuliani, M.D., age 68. Since July 2016, Dr. Giuliani has been a consultant for several small pharmaceutical companies and has provided expert testimony for Mallinckrodt Pharmaceuticals. In addition to advising these companies, he volunteers his time and expertise to assist individuals or entities attempting to bring a pharmaceutical product forward from the pre-concept phase. From November 2007 to June 2016, Dr. Giuliani served as Vice President, Research and Development, for Mallinckrodt plc (formerly known as the Pharmaceuticals Division of Covidien) (NYSE: MNK), a developer, manufacturer, and distributor of specialty pharmaceutical products and therapies for autoimmune and rare diseases in the areas of neurology, rheumatology, nephrology, ophthalmology, and pulmonology; and immunotherapy and neonatal respiratory critical care. During his tenure, the Company obtained US Food & Drug Administration (“FDA”) approval for 16 new products. Prior to joining Covidien, he served as the Chief Medical Officer and Executive Vice President of Xanodyne Pharmaceuticals, an integrated specialty pharmaceutical company focused on women's healthcare and pain management. Dr. Giuliani received his B.S. from Tulane University and his M.D. from Ohio State University. Dr. Giuliani was nominated to serve as a director because of his extensive clinical and regulatory experience with multiple FDA divisions, and development, regulatory and manufacturing experience for complex biologic products.
Cato T. Laurencin, M.D. age 64. Dr. Laurencin currently serves as the Albert and Wilda Van Dusen Distinguished Endowed Professor of Orthopaedic Surgery at the University of Connecticut, and is one of two designated University Professors at the school. He is also a materials scientist and engineer and is Professor of Materials Science and Engineering, Professor of Chemical and Biomolecular Engineering, and Professor of Biomedical Engineering at the University of Connecticut. He has been a professor at the University of Connecticut since 2008. He is the Chief Executive Officer of The Connecticut Convergence Institute for Translation in Regenerative Engineering. Previously, he served as Vice President for Health Affairs at the University of Connecticut Health Center and Dean of the University of Connecticut School of Medicine. From 2003 until 2008, Dr. Laurencin was the Lillian T. Pratt Distinguished Professor and Chair of the Department of Orthopedic Surgery at the University of Virginia. Dr. Laurencin was also designated a University Professor by the President of the University of Virginia. Prior to 2003, Dr. Laurencin held various positions of increasing responsibility at Drexel University, including the Helen I. Moorehead Distinguished Professor of Chemical Engineering, Vice Chairman of the Department of Orthopedic Surgery and Director of Shoulder Surgery, and at MCP-Hahnemann School of Medicine, where he served as Clinical Professor of Orthopedic Surgery, and Research Professor of Pharmacology and Physiology. An International Fellow in Biomaterials Science and Engineering, he received the Founders Award from the Society for Biomaterials. He is an elected member of the National Academy of Medicine, the National Academy of Engineering, the National Academy of Sciences, an elected fellow of the American Academy of Arts and Sciences and a fellow of the National Academy of Inventors. Dr. Laurencin is the recipient of the National Medal of Technology and Innovation, our nation's highest honor for technological achievement. He has over 500 publications and patents. Dr. Laurencin received his B.S.E. degree in engineering from Princeton University, his Ph.D. in biochemical engineering and biotechnology from the Massachusetts Institute of Technology, and his M.D. from the Harvard Medical School where he graduated Magna Cum Laude. Dr. Laurencin was nominated to serve as a director because of his experience as a practitioner and professor of orthopaedic surgery, as well as his deep technical, research, and clinical experience.
Class II Directors
M. Kathleen Behrens, Ph.D., age 70. Dr. Behrens has worked as an independent life sciences consultant and investor since December 2009. Dr. Behrens served as the Co-Founder, President and Chief Executive Officer, and as a director, of the KEW Group Inc., a private oncology services company, from January 2012 until June 2014. Earlier in her career, Dr. Behrens served as a general partner for selected venture funds for RS Investments, a mutual fund firm, from 1996 until December 2009. While Dr. Behrens worked at RS Investments, from 1996 to 2002, she served as a managing director at the firm and, from 2003 to December 2009, she served as a consultant to the firm. During that time, Dr. Behrens also served as a member of the President’s Council of Advisors on Science and Technology (PCAST) from 2001 to 2009 and as chairwoman of PCAST’s Subcommittee on Personalized Medicine, as well as the President, director and chairwoman of the National Venture Capital Association, an organization that advocates for public policy that supports the American entrepreneurial ecosystem, from 1993 until 2000. Prior to that, she served as a general partner and managing director for Robertson Stephens & Co., an investment company, from 1983 through 1996. Dr. Behrens has served as a member of the board of directors of each of Sarepta Therapeutics, Inc. (Nasdaq: SRPT), a medical research and drug development company, since March 2009 (Chairwoman of the Board since April 2015) and IGM Biosciences, Inc. (Nasdaq: IGMS), a clinical stage biotechnology company focused on creating and developing IgM antibodies, since January 2019. She served as a director of Amylin Pharmaceuticals, Inc. (formerly Nasdaq: AMLN), a biopharmaceutical company, from 2009 until its sale in 2012 to Bristol-Myers Squibb Co. Prior to that, she served on the board of directors of Abgenix, Inc. (formerly Nasdaq: ABGX), a biopharmaceutical company, from 2001 until the company was sold to Amgen, Inc. in 2006. From 1997 to 2005, Dr. Behrens was a director of Science, Technology and Economic Policy for the National Research Council. Dr. Behrens was also a Co-Founder of the Coalition for 21st Century Medicine, a trade association for new generation diagnostics companies. Dr. Behrens holds a B.S. in biology and a Ph.D. in microbiology from the University of California, Davis. Dr. Behrens has served on the Board since June 2019 and was nominated as a director because of her substantial experience in the financial services and biotechnology sectors, as well as in healthcare policy.
K. Todd Newton, age 60. Mr. Newton was the interim Chief Executive Officer of MIMEDX from September 2022 through January 2023. Mr. Newton previously served as Chief Executive Officer and as a member of the board of directors of Apollo Endosurgery, Inc. (Nasdaq: APEN), a medical device company, from July 2014 until March 2021. Earlier in his career, Mr. Newton served as Executive Vice President, Chief Financial Officer and Chief Operating Officer at ArthroCare Corporation (formerly Nasdaq: ARTC), a medical device company, from 2009 to June 2014. Prior to that, Mr. Newton served in a number of executive officer roles, including President and Chief Executive Officer and as a director, at Synenco Energy, Inc., a Canadian oil sands company, from 2004 until 2008. Mr. Newton was a Partner at Deloitte & Touche LLP, a professional services network and accounting organization, from 1994 to 2004. Mr. Newton holds a B.B.A. in accounting from the University of Texas at San Antonio. Mr. Newton has served on the Board since June 2019 and was nominated as a director because of his significant experience in the medical device sector as well as strong executive leadership experience.
Joseph H. Capper, age 59. Mr. Capper joined the Company as its Chief Executive Officer and member of the Board in January 2023. Mr. Capper has nearly 30 years of MedTech and Life Sciences experience. He was most recently the CEO of BioTelemetry, Inc. from 2010 to 2021 and prior to joining BioTelemetry, Mr. Capper served as President and CEO of both Home Diagnostics and CCS Medical. Mr. Capper brings with him a wealth of commercial experience, having held several leadership roles earlier in his career during the decade he spent with Bayer AG. Additionally, Mr. Capper was an officer in the U.S. Navy serving with distinction as a naval aviator. Mr. Capper has served on the board of directors of Neuronetics, Inc. since January 1, 2023. He received his undergraduate degree in Accounting from West Chester University and MBA in International Finance from George Washington University.
Class III Directors

James L. Bierman, age 70. Mr. Bierman served as President and Chief Executive Officer, and as a member of the board of directors, of Owens & Minor, Inc. (NYSE: OMI), a Fortune 500 company and a leading distributor of medical and surgical supplies, from September 2014 to June 2015. Previously, he served in various other senior roles at Owens & Minor, including President and Chief Operating Officer from August 2013 to September 2014, Executive Vice President and Chief Operating Officer from March 2012 to August 2013, Executive Vice President and Chief Financial Officer from April 2011 to March 2012, and Senior Vice President and Chief Financial Officer from June 2007 to April 2011. Earlier in his career, Mr. Bierman served as Executive Vice President and Chief Financial Officer at Quintiles Transnational Corp. (formerly Nasdaq: QTRN). Quintiles was a market leader in providing product development and commercialization solutions to the pharmaceutical, biotech, and medical device industries. Before joining Quintiles, Mr. Bierman was a partner with Arthur Andersen LLP from 1988 to 1998. Mr. Bierman currently serves on the board of directors of Tenet Healthcare Corporation (NYSE: THC), a Fortune 500 company and a diversified healthcare services company operating more than 600 facilities, acute care hospitals and outpatient centers, throughout the United States, and Novan, Inc. (Nasdaq: NOVN). Novan, Inc. is a medical dermatology company primarily focused on researching, developing, and commercializing innovative therapeutic products for skin diseases. During his tenure as a director the company has both acquired its dermatology platform and has submitted its first New Drug Application (NDA) to the US Food and Drug Administration (FDA) seeking marketing approval for berdazimer gel, 10.3% (SB206) for the topical treatment of molluscum contagiosum. Mr. Bierman recently served as an independent director of KL Acquisition Corp. (formerly Nasdaq:KLAQU), where he was chairman of the board’s audit committee. He was appointed to the board in January 2021. The company was an incorporated blank check company (SPAC) whose business purpose was to effect a merger or similar business combination with one or more businesses or entities. An initial public offering was completed in January 2021, raising in excess of $250 million. The company did not consummate an initial business combination, and on December 16, 2022, notified Nasdaq of its intent to redeem, liquidate and dissolve. It filed the forms necessary to delist the company's securities and allow the company to unwind and redeem all of its outstanding public shares prior to December 30, 2022. Mr. Bierman previously served as Lead Independent Director on the board of directors of Team Health Holdings, Inc. (formerly NYSE: TMH). Team Health is one of the largest suppliers of outsourced healthcare professional staffing and administrative services to hospitals and other healthcare providers in the United States. Mr. Bierman earned his B.A. from Dickinson College and his M.B.A. at Cornell University's Johnson Graduate School of Management. Mr. Bierman has served on the Board since June 2019 and was nominated as a director because of his substantial operational and financial experience in the healthcare sector.
Phyllis Gardner, M.D., age 72. Dr. Gardner has spent over 38 years in academia, medicine and industry. Dr. Gardner has served on the board of directors of several public and private companies, including Revance Therapeutics, Inc. from 2006 until 2019, Corium International, Inc. from November 2007 to December 2018, and Firebrick Inc. from 2020 to present. Dr. Gardner has also served as an advisor to investment firms Kyto Technology & Life Sciences, Inc. and Avestria Ventures Management, LLC. From June 1999 to July 2015, she served as an adjunct partner at a venture fund managed by Essex Woodlands Ventures, a venture capital firm that focused on the healthcare industry (and a predecessor to EW Healthcare Partners, a healthcare focused growth equity firm and holder of our Series B Preferred Stock). Additionally, Dr. Gardner has been a member of the Harvard Medical School Board of Fellows since April 2013 and is a scientific reviewer for the Cancer Prevention and Research Institute of Texas. She began her academic medical career at Stanford University, where she has held several positions including Senior Associate Dean for Education and Student Affairs and remains today as Professor of Medicine with tenure. From 1994 to 1998, she took a leave of absence from Stanford University to serve as Principal Scientist, Vice President of Research and Head of ALZA Technology Institute, a major drug delivery company. Dr. Gardner holds a B.S. from the University of Illinois and an M.D. from Harvard University, residency training at Massachusetts General Hospital and Stanford University, and fellowship training at Columbia University and University College London. Dr. Gardner has served on the Board since March 2021 and was nominated as a director because of her medical, healthcare and operating experience and significant experience serving as a director of other healthcare companies.
Directors Designated by Holders of Series B Preferred Stock
William A. Hawkins, III, age 69. Mr. Hawkins serves as a Senior Advisor to EW Healthcare Partners, a healthcare focused growth equity firm. Mr. Hawkins is the former Chairman and CEO of Medtronic, Inc., a global leader in medical technology. He was at Medtronic from 2002 until 2011. After retiring from Medtronic, he served as President and Chief Executive Officer of Immucor, Inc., a private equity backed global leader in transfusion and transplant medicine from October 2011 to July 2015. From 1998 to 2001 Mr. Hawkins served as President and Chief Executive Officer of Novoste Corporation (Nasdaq: NOVST), an interventional cardiology company. Prior to that, Mr. Hawkins served in a variety of senior roles at American Home Products, a consumer, pharma and medical device company, Johnson & Johnson, a healthcare company, Guidant Corporation, a medical products company, and Eli Lilly and Company, a global pharmaceutical company. Mr. Hawkins also serves as a director of Biogen Inc. (Nasdaq: BIIB), a biopharmaceutical company; as Chairman of Bioventus Inc. (Nasdaq: BVS), a global leader of innovations for active healing; and Cirtec, Virtue Labs, Immucor, Inc., and Baebies, Inc., all of which are life science companies. He previously served on the board of Thoratec Corporation and Avanos (NYSE:AVNS). Mr. Hawkins is a member of the executive committee of the Duke University Board of Trustees and is Chair of the Duke University Health System. Mr. Hawkins was elected as a member of the AIMBE College of Fellows and the National Academy of Engineering. He has a dual B.S.E.E. degree in Electrical and Biomedical Engineering from Duke University and a M.B.A. from the University of Virginia’s Darden School of Business. Mr. Hawkins has significant leadership experience as a chief executive officer, significant knowledge of, and experience in, the healthcare industry and significant international experience. He also has extensive governance and public company board experience. He was appointed to serve as a Preferred Director by the EW Purchaser.
Martin P. Sutter, age 68. Since 1985, Mr. Sutter has been the Co-Founder and a Managing Director of EW Healthcare Partners (previously known as Essex Woodlands Health Ventures), a healthcare-focused growth equity firm. Mr. Sutter has been directly involved with more than 30 of EW Healthcare Partners’ portfolio company investments. Educated in chemical engineering and finance, Mr. Sutter has more than 35 years of management experience in operations, marketing, finance and venture capital. Mr. Sutter holds a Bachelor of Science degree from Louisiana State University and a Master of Business Administration from the University of Houston. He currently serves on the Boards of Bioventus LLC and Prolacta Bioscience. He previously served on the boards of directors of the following EW Healthcare Partners’ portfolio investments: Abiomed, Inc. (acquired by Johnson & Johnson), ATS Medical (acquired by Medtronic, Inc.); BioForm Medical (acquired by Merz GmbH & Co KGaA); LifeCell (later acquired by Kinetic Concepts); St. Francis Medical (acquired by Kyphon, Inc./Medtronic, Inc.); Confluent Surgical (acquired by Tyco International/Covidien); and Rinat Neurosciences (acquired by Pfizer, Inc.). We believe that Mr. Sutter’s in-depth knowledge of the medical device industry, his skills as an investor in developing medical device companies, his extensive board experience and his position as a representative of a large stockholder in our Company qualify him to serve as a member of our Board of Directors. He was appointed to serve as a Preferred Director by the EW Purchaser.
Director Independence
Nasdaq’s continued listing standards require that a majority of the members of the Board be independent, which means that they are not officers or employees of the Company and are free of any relationship that would interfere with the exercise of their independent judgment. The Board has determined that Drs. Behrens, Gardner, Giuliani, and Laurencin, and Messrs. Bierman, Hawkins, Newton, and Sutter, are “independent” under applicable Nasdaq rules.
On September 4, 2020, the Company entered into a Stipulation and Agreement of Settlement to settle three shareholder derivative complaints against the Company consolidated on December 6, 2018 by the United States District Court for the Northern District of Georgia (Evans v. Petit, et al. filed September 25, 2018, Georgalas v. Petit, et al. filed September 27, 2018, and Roloson v. Petit, et al. filed October 22, 2018) (the “Settlement Agreement”). The Settlement Agreement imposes additional independence requirements on the Board. The additional independence requirements set forth in the Settlement Agreement provide that a director will not be considered independent if such director (1) has a substantial personal or business relationship with any officer or director of the Company, including, but not limited to: (i) a relationship by blood, marriage, or adoption within three levels of removal or (ii) a partnership, joint venture, or similar business arrangement; (2) is (or within the last 10 calendar years has been) employed or paid to provide services as an executive officer of the Company or a business (private or public) of which an executive officer or director of the Company is (or within the last 10 calendar years was) an officer or director; (3) has been employed by the Company or by any of its direct or indirect subsidiaries in any capacity within the last five calendar years; (4) during the current calendar year or any of the three immediately preceding calendar years, has had any business relationship with the Company for which the Company has been required to make disclosure under Regulation S-K promulgated under the Securities Act of 1933, as amended, other than for service as a director or in connection with a relationship for which no more than de minimis remuneration was received in any one such year; (5) has beneficial ownership interest of 5% or more in an entity that has received remuneration, other than de minimis remuneration, from the Company, its subsidiaries, or affiliates in the preceding two years (other than in respect of its equity or debt securities holdings); or (6) is an employee, officer, or director of a not-for-profit entity that received contributions from the Company or the Company’s executive officers totaling a minimum of $100,000 or at least 1% of the entity’s total revenues (whichever is higher) in the preceding two years.
Executive Officers
The following persons currently serve as our executive officers:
Joseph H. Capper, 59, became the Company’s Chief Executive Officer in January 2023. The biography for Mr. Capper can be found under the heading “Biographies of Continuing Directors – Class II” above.
Peter M. Carlson, age 58, was appointed Chief Financial Officer in March 2020. He joined the Company as Executive Vice President - Finance in December 2019. From 2017 to 2018, Mr. Carlson served as Chief Operating Officer at Brighthouse Financial, Inc., where he helped establish the $200 billion (assets) U.S. life and annuity insurance company as a separate entity following its August 2017 spin-off from MetLife, Inc., one of the world’s leading financial services companies. He was the Chief Accounting Officer at MetLife, Inc. from 2009 to 2017 where his global responsibilities included accounting, financial planning, tax, and investment finance. Prior to joining MetLife in 2009, Carlson was the Corporate Controller at Wachovia Corporation. He currently serves as a director of White Mountains Insurance Company (NYSE: WTM). Mr. Carlson holds a Bachelor of Science from Wake Forest University and is a trustee of the university. He is licensed as a certified public accountant in North Carolina and New York.

    William F. “Butch” Hulse IV, age 49, was appointed General Counsel and Chief Administrative Officer in April 2022. He joined the Company as General Counsel and Secretary in December 2019. Prior to joining the Company, Mr. Hulse was a member of Dykema Gossett, PLLC, a national law firm since 2017, where he focused on representing life science companies. His practice included acting as outside general counsel for life sciences companies and advising such companies on a wide array of topics and industry specific matters. Prior thereto, he was with Acelity, LP, Inc. (formerly Kinetic Concepts, Inc.), a global medical technology company with leadership positions in advanced wound care, surgical solutions and regenerative medicine, from 2008 to 2017 in a variety of roles of increasing responsibility. From 2013 to 2017, he served as Acelity’s Chief Compliance Officer and Senior Vice President for Enterprise Risk Management, Quality, and Regulatory. Prior to that, he served as Division General Counsel for Acelity’s advanced wound care business unit and as Associate General Counsel for litigation and investigation matters as well as employment matters. Mr. Hulse holds a Bachelor of Arts from Angelo State University and a J.D. from the Baylor University School of Law.
Robert B. Stein, M.D., Ph.D., age 72, was appointed President, Regenerative Medicine and Biologics Innovation in April 2022. He joined the Comany as Executive Vice President, Research and Development in August 2020. Dr. Stein received his M.D. and Ph.D. in Physiology and Pharmacology from Duke University and his B.S. in biology and chemistry from Indiana University. Following residency, Dr. Stein served in increasing roles of responsibility at Merck, Sharp and Dohme Research Laboratories from 1982 to 1990 with contributions to three new products, Cozaar (a prescription drug), Sustiva (an HIV antiviral), and Gardasil (a vaccine). From 1990 to 1996 he served as the first head of Research and Development for Ligand Pharmaceuticals. In 1996, he became Executive Vice President, Research and Pre-clinical Development for DuPont-Merck and DuPont pharmaceuticals, leading to the registration of Sustiva and Innohep and the discovery and advancement of blockbuster Eliquis, subsequently registered by Bristol Myers Squibb Company. Following the acquisition of DuPont by Bristol Myers Squibb, from November 2001 to September 2003 he served as President, R&D and Chief Scientific Officer of Incyte Pharmaceuticals. From September 2003 to January 2007, he served as President of Roche Palo Alto LLC. From August 2008 to May 2010, he served as Chief Executive Officer of Kinemed, Inc., a translational medicine company. Following Kinemed, from January 2014 to September 2015, he served as Chief Scientific Officer, and from September 2015 to March 2017 as President, R&D, for Agenus Inc, an immuno-oncology company. He then served as a full-time Senior Advisor, R&D, to Agenus and AgenTus from March 2017 to October 2019. During this time, Agenus advanced 13 monoclonal antibodies into the clinic and formed significant partnerships with Incyte, Merck, UCB, and Gilead.
Ricci S. Whitlow, age 55, was appointed Executive Vice President and Chief Operating Officer in January 2023. From September to December 2022, Ms. Whitlow provided strategic solutions for pharmaceutical and medical device companies as Principal of Whitlow Advisory Services LLC. Prior to that, Ms. Whitlow served as President, Clinical Supply Services of Catalent, Inc., from January 2020 to August 2022. Before this role, she was the Senior Vice President, Technical and Corporate Operations of Optinose, having joined that company as its Vice President, Technical Operations in 2017. Prior to her positions at Catalent and Optinose, Ms. Whitlow’s extensive career has included leadership roles at a number of MedTech companies, including LifeCell, Kinetic Concepts and Johnson & Johnson. Ms. Whitlow is a certified Six Sigma Green Belt, and holds a Master’s degree in Business Administration from the TRIUM program of NYU Stern School of Business, London School of Economics, and HEC Paris, as well as a Bachelor of Science in Industrial Engineering from Texas A&M University.
Corporate Governance
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
Audit Committee
The following directors serve on the Audit Committee: James L. Bierman (Chair), M. Kathleen Behrens, and Cato T. Laurencin, each of whom satisfies both Nasdaq’s and the SEC’s independence standards for audit committee members. The Board has determined Mr. Bierman is an “audit committee financial expert” as that term is defined by the SEC in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee held six meetings during the year ended December 31, 2022.
The current charter for the Audit Committee is posted on the Company’s website at https://mimedx.gcs-web.com/corporate-governance/highlights.
The Audit Committee’s charter requires that it be comprised of not less than three members of the Board, each of whom must, as determined by the Board, (a) meet the independence and experience requirements under the rules and regulations of the

SEC and the rules and regulations, as applicable, of the Nasdaq Stock Market; (b) not have participated in the preparation of financial statements of the Company or any current subsidiary of the Company at any time during the past three years; (c) be able to read and understand fundamental financial statements, including the Company's balance sheet, income statement, and cash flow statement; and (d) be free of any relationship that, in the opinion of the Board, would interfere with the member’s independent judgment. The Company’s Corporate Governance Guidelines require that at least two members of the Audit Committee have a financial background that would qualify each of them as an “audit committee financial expert” as that term is defined by in Item 407(d)(5)(ii) of Regulation S-K.
The primary purpose of the Audit Committee is to assist the Board in its duty to oversee the Company’s accounting and financial reporting processes, and the audits of the Company’s financial statements, and the Company’s internal controls over financial reporting.
Related Party Transactions
The Company is required to disclose certain transactions by the Company in which “related persons”' have a direct or indirect material interest and the amount involved exceeds $120,000 (a“Related Party Transaction”). Related persons include any director, nominee for director, executive officer of the Company, any immediate family members of such persons, and any persons known by the Company to be beneficial owners of more than 5% of the Company’s voting securities.
Under its charter, the Audit Committee is responsible for reviewing and approving all Related Party Transactions. In determining whether to approve or ratify a Related Party Transaction, the Audit Committee considers all relevant facts and circumstances available to it, such as:
•whether the terms of the transaction are fair to the Company and at least as favorable to the Company as would apply if the transaction did not involve a related party;
•whether there are demonstrable business reasons for the Company to enter into the transaction;
•whether the transaction would impair the independence of an outside director; and
•whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the direct or indirect nature of the related party’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.
The Company maintains a written policy with respect to related party transactions. Based on information available to the Company and provided by the Company's directors and executive officers, the Company does not believe that there have been any Related Party Transactions since January 1, 2022 that would be required to be disclosed as a Related Party Transaction pursuant to the applicable rules of the Securities and Exchange Commission.

Item 11. Executive Compensation
Overview
This Compensation Discussion and Analysis provides an overview of the material components of our executive compensation philosophy and reviews the Company’s accomplishments and our compensation decisions for the following named executive officers (“NEOs”) for the fiscal year ended December 31, 2022:

•K. Todd Newton (interim Chief Executive Officer from September 2022 to January 2023, and Board member since June 2019);
•Peter M. Carlson (Chief Financial Officer since March 2020; joined the Company as Executive Vice President - Finance in December 2019);
•William F. “Butch” Hulse IV (General Counsel and Chief Administrative Officer since April 2022; joined the Company as General Counsel and Secretary in December 2019);
•Robert B. Stein (President, Regenerative Medicine and Biologics Innovation since April 2022; joined the Company as Executive Vice President - Research and Development, in August 2020);
•Timothy R. Wright (former Board member and former Chief Executive Officer, serving from May 2019 until September 2022); and
•Rohit Kashyap, Ph.D. (former President, Wound Care & Surgical from April 2022 until January 2023; joined the Company as Executive Vice President and Chief Commercial Officer in August 2020).
•
The Compensation Committee (the “Committee”) is responsible for evaluating and determining the compensation paid to the NEOs. All components of compensation for the NEOs are then recommended by the Committee to the Board for approval.

Summary Overview of 2022

In 2022 and early 2023, the Company made significant changes – and significant progress – to strengthen the business and position it for success over both the short- and long-term. At the center of these efforts remains a focus on our obligation to unlock shareholder value. In the discussion below, we highlight many of these recent achievements, from our commercial execution and revamped financial reporting to the series of changes to senior management in late 2022 and into early 2023.

The compensation philosophy for our senior leadership, including the recent additions of a new CEO and other accomplished executives with highly relevant experience and expertise in the MedTech space to MIMEDX, is based in part on the achievement of performance, commercial execution, and the design and fulfillment of strategic objectives in support of our growing business.

On the commercial front, we launched two new products in 2022 with a particular focus on the Surgical Recovery segment of the market and also realigned certain territories and roles in order to better position ourselves for growth in the marketplace. Within our quality, operations and regulatory (“QOR”) division, the teams, led by our new COO, are predominantly focused on ensuring product availability, developing a world-class quality system, and adapting to the evolution of the regulatory landscape in which we operate.

Finally, our general and administrative functions have been streamlined in an effort to reduce the expense burden of corporate services on the Company’s financial profile. We have outlined clear profitability targets that we intend to achieve in the near-term, including a reduction in corporate expenses as a percentage of our total net sales.

Highlights of our 2022 and early-2023 Business Activities

Discussion of 2022 Net Sales

Our net sales grew in 2022, particularly as we expanded the use of our products in the Surgical Recovery setting and introduced new products for this setting. For the full year 2022, our net sales of $267.8 million reflected a 3.6% increase year-over-year. Excluding sales of our Section 351 products prior to the end of FDA’s period of Enforcement Discretion on May 31, 2021, our adjusted net sales reflected a 10.5% increase year-over-year. Our original guidance for adjusted net sales growth for 2022 was in a range of 11% to 14%. In November, during our third quarter conference call, we announced that we expected full year net sales to be in a range of $266 million to $269 million. Our 2022 net sales result was consistent with this updated guidance.

Leadership Transition & Other Changes to Management Team

In September, the Board made the decision to implement a leadership transition, appointing K. Todd Newton interim Chief Executive Officer, replacing Timothy R. Wright, and formed a search committee for a full-time CEO. As part of this announcement, Mr. Wright departed from the Company and the Board on the same date. The Board’s decision to make this change was driven by a desire to accelerate our performance, renew our focus on execution, improve the Company’s financial profile and capitalize on the significant opportunity within our Wound & Surgical and Regenerative Medicine businesses.

Mr. Newton Background

Please see the description of Mr. Newton’s background provided above under “Board of Directors — Biographies of Directors and the Board Nominees.”

Mr. Newton Compensation Arrangements

The Compensation Committee approved Mr. Newton’s compensation in conjunction with his appointment as interim CEO, which included the following:

i.a monthly salary of $54,166.67;
ii.reimbursement for reasonable expenses incurred traveling to and from the Company’s headquarters to conduct Company business;
iii.temporary corporate housing at the Company’s headquarters location; and
iv.a grant of restricted stock units representing 200,000 shares of the Company’s common stock (the “Sign-On RSUs”), which were granted to Mr. Newton on September 15, 2022 with a maximum vesting period of one year (see below under “—Agreement with Mr. Newton” for further details).

Subsequent Appointment of Mr. Capper as CEO

On January 30, 2023, we announced the appointment of Joseph H. Capper as Chief Executive Officer and a member of the Company’s Board of Directors. Please see the description of Mr. Capper’s background provided above under “Board of Directors — Biographies of Directors and the Board Nominees.”

Other Named Executive Departures & Additions

Following the announced leadership transition in September 2022, a number of additional changes were made to its executive team and other roles within the organization. Notably, the changes reduced the number of VP-level or higher positions at the Company, which we expect to result in annual savings of approximately $5 million.

On December 16, 2022, we also announced that Dr. Rohit Kashyap, President Wound & Surgical, resigned from his position at the Company, effective January 3, 2023. Dr. Kashyap’s resignation was voluntary, not the result of any dispute or disagreement with the Company or its Board of Directors, and did not make him eligible for any severance benefits. Dr. Kashyap was not replaced.

On January 3, 2023, we announced the appointment of Ricci S. Whitlow as Chief Operating Officer. In this role, Ms. Whitlow will lead the efforts of the Company’s manufacturing, supply chain, procurement, quality and regulatory functions. Ms. Whitlow joins MIMEDX from Catalent, where she most recently served as President, Clinical Supply Services.

On March 23, 2023, we announced that Peter M. Carlson, our Chief Financial Officer, had informed us of his decision to leave MIMEDX to pursue other opportunities at an effective date to be mutually agreed upon. We have initiated a search for our next Chief Financial Officer and Mr. Carlson will be assisting MIMEDX throughout this process to ensure a smooth transition.

Establishment of Business Units and Associated Segment Reporting

In April 2022, the Company began managing its operations in two business units: Wound & Surgical and Regenerative Medicine. Beginning with the third quarter of 2022, the Company began reporting its financial results using these reportable segments. We believe this reporting structure provides our shareholders with greater visibility into the performance of our commercial business, expense control efforts and investments in our Regenerative Medicine development.

Under this reporting structure, we have outlined the following financial goals for the Company:

•The Company's goal is to deliver net sales percentage growth in the low double-digits annually.

•In 2023, the Company expects to see continued growth in both the wound and surgical end markets throughout the year, particularly in the hospital and wound care clinic sites-of-service, as well as a modest contribution from sales generated in Japan. However, in light of the ongoing uncertainty around potential changes to the U.S. Centers for Medicare and Medicaid Services reimbursement in the private physician office setting, the Company anticipates a continued challenging environment in this site-of-service during the year.

•As previously communicated, the Company has goals to achieve a Wound & Surgical segment contribution margin at or above 30% of segment net sales and corporate expenses as a percentage of sales below 20%.

New Product Launches

In September, we announced the launch of two important new products designed for unmet needs of the Surgical Recovery market: AMNIOEFFECT and AXIOFILL. AMNIOEFFECT is a tri-layer placental tissue allograft that contains amnion, intermediate layer and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired. AXIOFILL is an extracellular matrix derived from human placental disc, and is designed to provide a cost-effective human collage scaffold that is conducive for use in large, complex wounds and those of irregular geometries.

Japan Commercial Launch

In mid-September, we secured and announced reimbursement approval for EPIFIX in Japan. In January 2023, we announced an exclusive distribution agreement with Gunze Medical Japan (“Gunze Medical”), a subsidiary of Gunze Limited, for sales of EPIFIX in the Japanese market. Gunze Medical is a leading distributor of products used in a wide range of wound and surgical settings, including bioabsorbable devices and materials, like sutures and sheet products. The company has a national team of over 90 sales representatives and clinical support staff as well as strong existing clinician relationships. EPIFIX is the first amniotic tissue product approved in the Japanese market and we believe Gunze Medical is an ideal partner for us as we look to service unmet patient needs in this significant market.

Advancing our Knee Osteoarthritis R&D Program

Over the course of 2022, we completed a comprehensive root cause analysis and corrective action plan following the Company’s Phase 2B clinical trial for our mDHACM candidate for knee osteoarthritis (“KOA”), which had failed to meet the study’s primary endpoints as announced in 2021. These findings along with corrective actions were shared through a series of extensive interactions with the FDA, through an RMAT Type B meeting, protocol amendments for our first registrational clinical study and CMC amendments, all of which took place during the second half of 2022. We initiated a registrational clinical trial for KOA in February 2023.

Pipeline Acceleration with Turn Therapeutics

In December 2022, we announced an in-licensing and distribution agreement with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics or “Turn”), providing us with worldwide exclusive rights to Turn Therapeutics’ proprietary antimicrobial technology platform. PermaFusion® is petrolatum-based, liquid-in-oil suspension technology that involves the creation of nanodroplets without binding agents or emulsifiers and also includes a process to coat materials with antimicrobial-infused petrolatum. Turn’s intellectual property estate includes “mixing” and “coating” intellectual property and provides protection up to 20 years. MIMEDX expects this technology to be included in the creation of a number of new antimicrobial products for the Wound & Surgical markets.

Under the terms of the agreement, MIMEDX has exclusive rights to develop future products for the wound care, burn, and surgical fields using Turn’s intellectual property. Turn received an upfront cash payment and is entitled to future regulatory and product commercial milestones along with royalties on the sales of such products.

Shareholder Engagement and Responsiveness to 2022 “Say-on-Pay” Vote

Our annual say-on-pay vote is one of our opportunities to receive feedback from shareholders regarding our executive compensation program, and the Compensation Committee incorporates the result of this vote when determining the compensation of the Company’s executive officers. At our 2022 Annual General Meeting of Stockholders, the voting matter regarding executive compensation passed with 66.9% approval. Following the 2022 vote, the Board took a number of significant actions partially in response to shareholder feedback, including shareholder engagement and increased levels of performance-based compensation. Together with the leadership transitions and structural changes described herein, those changes more closely align compensation with shareholder interests and position the Company for accelerated performance and enhanced ability to capitalize on opportunities.

Following the 2022 vote, our Board Chair and other members of our Board as well as members of our senior management met with – or offered to meet with – current and prospective shareholders to discuss and obtain feedback regarding a wide variety of topics. These topics included the Company’s executive compensation practices, the leadership transition, financial results, strategy, outlook, governance and sustainability practices. We believe regular and transparent dialogue with our investors is beneficial for all parties. Our Compensation Committee will continue to consider both the outcome of our say-on-pay voting as well as ongoing stockholder feedback when making future compensation decisions for our NEOs.

Since our 2022 Annual General Meeting of Stockholders,

a.We have proactively reached out to investors representing approximately 43% of our outstanding common shares
b.We have met with investors representing 37% of our outstanding common shares
c.We have had Directors lead meetings with investors representing 37% of our outstanding common shares

Note: Shareholder ownership data calculated based upon holdings as of 12/31/2022

In our meetings, shareholders expressed support and positive feedback for the actions taken by the Board, interim CEO and management to reinvigorate performance on both the top and bottom line, while continuing to invest in product development, including our KOA program. While our sustainability disclosures are relatively new, we have received positive feedback for incorporating these disclosures into the Company’s website and SEC filings.

As a result of the feedback we obtained in our discussions with stockholders, we have made a number of enhancements to our executive compensation program and related disclosures, with an emphasis on increasing the amount of variable pay tied directly to Company performance.

Compensation Philosophy

MIMEDX’s compensation practices are guided by three overarching principles:

Attract & retain key talent with specific expertise

MIMEDX seeks to attract and retain executives and other employees that share the Company’s mission to develop and deliver innovative products that help physicians treat patients suffering from acute and chronic non-healing wounds. In order to find and employ these highly-qualified executives and align them with the Company’s operational and financial goals, we recognize that we must be able to provide a competitive compensation package. As a result, the Company studies competitive compensation practices at a number of peer organizations in order to formulate a total compensation program that is compelling for the executives, seeks to ensure that the structure encourages and rewards performance over both the short- and long-term, and is an important tool to retain these individuals.

Pay-for-performance

Our compensation program is designed to promote the achievement of various objectives, including financial and operational targets, and we believe it is structured consistent with a desired pay-for-performance culture. As a result, a significant portion of our executive’s variable compensation is at-risk contingent upon the achievement of stated financial and non-financial objectives.

Align executive interests with those of our stockholders

We seek to link compensation with the achievement of short- and long-term financial and operating goals and refrain from providing “golden parachute” excise tax gross-ups, or accelerated equity vesting, except in limited circumstances.

Compensation Governance Highlights

What we do	What we avoid
Implement a practice of pay-for-performance – aligning executive compensation to company goal and personal performance with a focus on the creation of long-term shareholder value

Have an independent advisor engaged by our Compensation Committee to assist in the design of our compensation program

Regular shareholder engagement related to compensation

Conduct an annual say-on-pay vote

Maintain a Clawback Policy for certain situations

Conduct an Annual Compensation Risk Assessment

Benchmark our compensation practices to ensure executive compensation is aligned with practices of our peer group

No hedging or pledging of Company securities

No Evergreen provisions in our equity plan

No repricing of underwater options without stockholder approval

No employment agreements for our executive officers other than the CEO and our current CFO

No excessive perquisites for our executives

No guaranteed bonuses, pay increases, or equity awards

No single trigger change in control cash payments

No tax gross-ups on change in control payments

Pay Setting Process

Role of the Compensation Committee

The Compensation Committee (the “Committee”) is responsible for evaluating and determining the compensation paid to the NEOs. All components of compensation for the NEOs are then recommended by the Committee to the Board for approval. The Committee relies on a combination of goals stemming from our ongoing strategic planning as well as market trends for similarly sized medical technology companies to help guide our executive compensation structure.

Role of the Independent Compensation Consultants

In making compensation decisions for 2023, the Committee has engaged a new independent advisor, Willis Towers, and continues to work with AON Consulting Inc. through its Radford subdivision (“Radford”). The independent compensation consultant is solely hired by, and reports directly to, the Committee. The Committee also has the sole authority to retain and terminate the independent consultant. At the Committee’s discretion, the role of the independent compensation consultant is to:

•Provide independent advice to the Committee on current compensation trends and best practices;
•Advise on plans or practices that may improve our compensation program’s effectiveness;
•Attend Committee meetings; and
•Conducts compensation-related research.

The Committee has received communication from Willis Towers and Aon confirming that they are each free of any conflicts of interest and independent under applicable exchange rules.

Role of Management

Our CEO and our other executive officers do not set their own compensation, nor are they present when the compensation committee sets their specific individual compensation. Our CEO provides an evaluation of each executive officer’s performance to the Compensation committee, and makes recommendations with respect to base salary, target incentives (cash and stock) and award amounts for each executive. This feedback is considered by the Committee, which makes its own determination.

Our Chief Human Resources Officer provides the CEO and the Committee with additional analysis and guidance as may be required to enable the CEO to make informed recommendations and enable the Committee to evaluate these recommendations and execute its responsibilities.

Use of a Peer Group

The peer group used by the Company is comprised of publicly-traded companies across the medical device, pharmaceutical, biotechnology and life sciences sectors of the healthcare industry. In 2022, the Company critically evaluated the continued appropriateness of its peer group in the prior year based on a combination of organizational criteria, revenue, market capitalization, and industry sector. Organizational criteria include number of employees as well as qualitative factors such as industry, markets, and development stage. The data from the peer group companies for the NEOs provides the Committee with a benchmark that it views as a point of reference, but not as a determining factor, for the compensation of the NEOs.

MIMEDX Peer Group

Akebia Therapeutics Inc.	NanoString Technologies Inc.	PTC Therapeutics, Inc.
Amarin Corporation plc	Omeros Corporation	Standard BioTools Inc.
Artivion, Inc.	OraSure Technologies, Inc	Travere Therapeutics, Inc
Collegium Pharmaceutical, Inc.	Organogenesis Holdings Inc.	Vanda Pharmaceuticals, Inc.

Ironwood Pharmaceuticals, Inc.	Orthofix Medical Inc.	Vericel Corporation
Meridian Bioscience, Inc.	Pacira Biosciences, Inc.
Additions to Peer Group
Amarin Corporation plc
Artivion, Inc.
Pacira Biosciences, Inc.
PTC Therapeutics, Inc.
Standard BioTools Inc.

Deletions from Peer Group
CryoLife, Inc.
Fluidigm Corporation
Halozyme Therapeutics, Inc.
Luminex Corporation
Precigen, Inc.
Spectrum Pharmaceuticals, Inc.

As reconstituted, MIMEDX ranked at the 76th, 42nd, and 32nd percentiles among the peer group for number of employees, revenues and market capitalization, respectively as of December 31, 2022.
The Committee uses competitive compensation data from the annual total compensation study of peer companies to inform its decisions about overall compensation opportunities and specific compensation elements. Additionally, the Compensation Committee uses multiple reference points when establishing targeted compensation levels. The Compensation Committee does not benchmark specific compensation elements or total compensation to any specific percentile relative to the peer companies or the broader United States market. Instead, the Committee applies judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, scope of responsibility, critical needs and skill sets, leadership potential and succession planning, as well as the realities of attracting and retaining key employees.
2022 Compensation Components
The principal components of compensation for MIMEDX’s NEOs are base salary, annual cash incentives and long-term equity incentives. Cash incentives are included to encourage and reward effective performance relative to the Company’s near-term plans and objectives. Equity incentives are included to promote longer-term focus, to help retain key contributors and to align the interests of the Company’s executives and shareholders. In addition to other equity vehicles, we utilized Performance Share Units with our NEOs and key executives to drive pay for performance of Company goals. In 2022, our NEOs received grants of RSUs and PSUs, with PSUs as 25% of the total award mix. RSUs generally vest over a three-year period in equal annual increments and require the recipient to provide continuous service through each vesting date. PSUs vest based on the achievement of specific performance targets and also require the recipient to provide continuous service generally for a period of three years from the grant date.
PSUs Granted in 2022
The PSUs granted vest based on and to the extent that stipulated cumulative revenue growth targets over a three-year performance period are achieved. Of the PSUs granted to our NEOs in 2022, a portion of the awards may conditionally vest based on interim periods during the three-year performance period, but contingent on the NEOs continued employment through the performance period as follows:

•25% can conditionally vest based on revenues achieved for the year ended December 31, 2022, contingent on continued employment through the entire performance period,
•25% can conditionally vest based on revenues achieved for the two-year period ending December 31, 2023, contingent on continued employment through the entire performance period, and
•the remaining award can vest based on revenues achieved for the three-year period ending December 31, 2024, contingent on continued employment through the PSU payment date.
Achievement of the performance goals allows for vesting of 50%, 100% and 150% (based on threshold, target or stretch performance) of the PSUs granted. If performance is below threshold, the PSUs do not vest. Performance at the threshold, target and stretch levels for the year ended December 31, 2022 revenue goal required revenue growth at a cumulative annual growth rate (“CAGR”) of 10%, 12.5% and 15%, respectively, over revenues for the year ended December 31, 2021. Performance at the threshold, target and stretch levels for each of the years ended December 31, 2023 and 2024 requires revenue growth at the same continued CAGRs of 10%, 12.5% and 15%, respectively. With respect to revenues for 2022, the Committee reviewed results and determined that performance had been achieved at between the threshold and the target levels, and therefore the conditional vesting goal had not been met.
The PSUs also include a limitation on payments if total shareholder return over the three-year performance period is negative, in which case vesting is limited to the target level, regardless of actual achievement against the stipulated revenue targets. All of the PSUs require recipients to continue employment with the Company through the vesting date, which will occur upon approval of the results with respect to the established targets by the Committee after December 31, 2024, but no later than March 15, 2025. The total shareholder return (“TSR”) is calculated as the average trading price of the Company’s common stock during the final 30 trading days of 2024, adjusted for dividends paid on the Company’s common stock, less the average trading price during the final 30 trading days of 2021.
Executive Pay Mix in 2022
The following table provides base salary rate and other compensation components earned by or granted to our CEO and our other NEOs in 2022:

Name	Base Salary	Options	RSU	PSU	Bonus	Other Compensation	Total
K. Todd Newton	$650,000	$—	$688,000	$—	$108,000	$1,125	$1,447,125
Peter M. Carlson	540,750	$—	866,250	288,750	146,476	12,200	1,854,426
William F. Hulse IV	525,000	$—	824,998	275,001	148,967	8,205	1,782,171
Robert B. Stein	520,000	$—	824,998	275,001	115,050	8,080	1,743,129
Timothy R. Wright(1)	776,250	$—	2,784,372	928,126	—	518,357	5,007,105
Rohit Kashyap, Ph.D. (2)	517,500	$—	824,998	275,001	—	12,200	1,629,699
(1) Timothy R. Wright is our former Chief Executive Officer.
(2) Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

The annual cash bonuses for 2022 were based on Company performance with respect to net sales (30%) and Adjusted EBITDA excluding R&D expenses (20%) goals and certain R&D/operational goals relating to clinical trial initiation and launch of commercial products (25%), as well as individual performance (25%). The net sales goal was met at between the threshold and target levels, resulting in a 97.0% attainment for this metric. Neither the Adjusted EBITDA excluding R&D expenses, nor the R&D/operational goals were met at the threshold level, resulting in 0% attainment for these metrics. The overall Company performance with respect to the goals was therefore at the 50.5% level. The Committee and Board did not exercise any discretion with respect to the Company performance goals for 2022. As a result, taking into account personal performance, Messrs. Newton, Carlson, Hulse and Dr. Stein received annual cash bonuses at a 50.5%, 49.2%, 56.7% and 44.2% level, respectively, of their target bonus opportunities. Dr. Kashyap was ineligible for a 2022 cash bonus following his voluntary resignation in January 2023.

PSUs constituted approximately 25% of each of the executives’ total award mix, except in the case of Mr. Newton, on account of the interim nature of his role. In addition, in 2023, the Board determined to continue to further strengthen the pay for performance alignment of the Company’s compensation policies. As a result, in 2023, the Committee approved granting the NEOs a higher percentage (40%) of their long term incentive compensation grants in the form of performance stock units in a continuing effort to incentivize management performance and align compensation with shareholders’ interests.

Outstanding Equity Awards at Year End 2022

Name	Options	RSUs	PSUs
K. Todd Newton	—	244,191	—
Peter M. Carlson	—	319,646	62,500
William F. Hulse IV	—	285,028	59,524
Robert B. Stein	—	279,393	59,524
Timothy R. Wright(1)	—	—	—
Rohit Kashyap, Ph.D.(2)	—	302,544	59,524
(1) Timothy R. Wright is our former Chief Executive Officer.
(2) Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

Agreements with our Executive Officers
Agreements with Mr.Capper
The Company entered into a Letter Agreement with Mr. Capper in January 2023, providing Mr. Capper with the following compensation in connection with his service as Chief Executive Officer:
i.an annual salary of $750,000;
ii.an annual bonus opportunity of 100% of base salary, based on the achievement of Company financial targets and individual objectives as determined by the Board;
iii.3,300,000 performance stock units (“PSUs”) and a non-qualified stock option (“Option”) for 3,600,000 shares of the Company’s common stock; and
iv.eligibility to participate in the Company’s stock incentive program beginning in 2025, subject to Board approval.
The PSU agreement governing Mr. Capper’s PSUs provides that they will vest over a four year performance period ending December 31, 2026 based upon the achievement of specified performance conditions, subject to Mr. Capper’s continued employment except in the case of Mr. Capper’s death or disability. Vesting of PSUs will accelerate upon a deemed termination of employment without Cause upon a Change in Control of the Company occurring prior to the end of the performance period and while Mr. Capper is in continuous service as follows: if Mr. Capper has been in the Company’s employment for at least one year prior to the Change in Control, the PSUs will vest, measured at target (or actual performance, if higher), and if Mr. Capper has been employed for less than one year the PSUs will vest pro-rata based on the number of days employed in relation to the performance period, measured at target (or actual performance, if higher).
The Non-Qualified Stock Option Agreement governing Mr. Capper’s Option provides that it will vest over a four year period ending January 31, 2027 based upon the achievement of share price performance goals, and subject to Mr. Capper’s continued employment 25% each year of the performance period. Vesting of the Option will accelerate upon a Change in Control of the Company, to the extent actual performance was achieved, subject to the recipient’s continued employment on the Change in Control (except if Mr. Capper’s employment is terminated without Cause or for Good Reason within three months prior to the Change in Control) as follows: if Mr. Capper has been in the Company’s employment for at least one year prior to the Change in Control, the Option will vest measured at actual performance, and if Mr. Capper has been employed for less than one year the Option will vest pro-rata based on the number of days employed in relation to the performance period, measured at actual performance. In the event Mr. Capper’s employment is terminated by the Company without Cause or Mr. Capper terminates his employment for Good Reason, the Option will become vested and exercisable to the extent the share price performance goals were attained during Mr. Capper’s employment. The Option includes a one year post-termination exercise period, to the extent vested, and will expire on February 1, 2030.
The Company also entered into a Key Employee Retention Agreement with Mr. Capper, pursuant to which separation benefits would be payable in the event his employment is involuntarily terminated by the Company without Cause or by him for Good Reason, as such terms are defined in the Key Employee Retention Agreement, in which case, the separation benefits are in the amount of two times his base salary and target bonus. In addition, Mr. Capper would receive either benefit continuation for a period of 24 months, or a cash payment equal to the cost of such benefit continuation. Payment of severance is contingent upon the Company’s receipt of an effective agreed-upon form of release of claims.
Agreement with Mr. Newton
The Company entered into an Interim Executive Employment Agreement (“Interim CEO Agreement”) with Mr. Newton on September 14, 2022, which provides for the following compensation in connection with Mr. Newton’s service as Interim Chief Executive Officer:
i.a monthly salary of $54,166.67;
ii.reimbursement for reasonable expenses incurred traveling to and from the Company’s headquarters to conduct Company business;
iii.temporary corporate housing at the Company’s headquarters location; and
iv.a grant of restricted stock units representing 200,000 shares of the Company’s common stock (the “Sign-On RSUs”), which were granted to Mr. Newton on September 15.
The Sign-On RSUs vested in full upon the appointment of Mr. Capper as permanent Chief Executive Officer. Under the terms of the Interim CEO Agreement, Mr. Newton was also entitled to participate in the Company’s bonus and incentive programs, as determined by the Board of Directors, and all benefit programs. Mr. Newton’s participation in these programs terminated when he ceased serving as interim Chief Executive Officer.
Agreement with Mr. Carlson
The Company entered into an agreement with Mr. Carlson effective December 16, 2019 to employ him as Executive Vice President - Finance. The Company later named Mr. Carlson Chief Financial Officer effective March 18, 2020. Pursuant to the Company’s agreement with Mr. Carlson, he received an annual base salary of $525,000 eligibility to participate in the Company’s incentive plan, a one-time signing-on bonus, grants of restricted stock and eligibility to receive awards under the Company’s long-term incentive plans.
Offer Letters with Other NEOs
Pursuant to Offer Letters with the Company, the other NEOs (excluding the departed Mr. Wright and Dr. Kashyap) are entitled to base salaries, and are eligible to participate in the Company’s incentive plan and to receive awards under the Company’s long-term incentive plans.
Agreements with Former CEO, Mr. Wright
The Board determined that Mr. Wright’s departure from the Company entitled him to severance benefits as an involuntary termination without cause under his employment agreement. In connection with his departure, the Company entered into a Separation Agreement and General Release with Mr. Wright on September 15, 2022 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, including Mr. Wright’s execution and non-revocation of a release of claims against the Company, Mr. Wright will receive the compensation to which he is entitled under his Letter Agreement with the Company of April 8, 2019 (the “Letter Agreement”) in the case of a termination (without a prior Change in Control) by the Company for reasons other than for Cause (as defined in the Letter Agreement). In accordance with the Letter Agreement and pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright (i) the gross total sum of $3,105,000, which is equal to 24 months of Mr. Wright’s salary at the time his employment terminated on September 3, 2022 (the “Separation Date”) plus two times his annual target base bonus amount under the Company’s annual cash incentive plan as of the Separation Date. Mr. Wright is also eligible for up to 24 months of COBRA continuation coverage under the Company’s medical, dental and vision plans. Pursuant to the terms of the Separation Agreement, Mr. Wright has agreed to provide consulting services to the Company to the extent needed and requested by the Company (up to eight hours per week) for which he will be compensated at a rate of $500 per hour. To date, no consulting services have been requested. As part of this leadership transition, the Company confirmed that the terms of Mr. Wright’s Separation Agreement followed the requirements of his Letter Agreement, which, when the Letter Agreement was entered into, the then-Board of Directors of the Company had determined were consistent with those of similarly placed executives at publicly-traded companies with similar attributes to MIMEDX. Mr. Wright’s outstanding equity awards were forfeited upon his separation from service.

In connection with his prior appointment as Chief Executive Officer in May 2019, Mr. Wright had entered into a Letter Agreement with the Company that had provided for an annual base salary of $750,000, eligibility to participate in the Management Incentive Plan (“MIP”), a one-time signing-on bonus, grants of restricted stock; eligibility to receive awards under the Company’s long-term incentive plans; certain relocation and commuting benefits; and certain severance benefits.
Additional Compensation Practices and Policies
Perquisites
The Company generally does not provide executive officers with perquisites and other personal benefits beyond the Company benefits offered to similarly situated employees. Previously, during the COVID-19 pandemic when travel was reduced, the Company paid certain commuting expenses to various NEOs. These perquisites were provided on a transitional basis, were limited in duration, and are no longer continuing.
Stock Ownership Guidelines
The Board has adopted stock ownership guidelines that apply to the NEOs. Under the guidelines, covered persons are required to own stock, including unvested time-based restricted stock or RSUs, equal to certain multiples of their annual cash compensation as defined in the guidelines. Since October 2020, the multiples required are as follows:

Person Subject to Policy	Requirement
CEO	6.0x
Other NEOs	2.5x
Until such time as the executive officer reaches his or her applicable threshold and subject to certain exceptions, the executive officer is required to hold 100% of the shares of Company common stock awarded to him/her from the Company or received upon vesting of restricted stock and RSUs and upon exercise of stock options (net of any shares utilized to pay for tax withholding and any exercise price). Each of the NEOs was in compliance with these guidelines in 2022, other than Mr. Newton, on account of the interim nature of his executive role.
Compensation Recoupment (“Clawback”) Policy
In 2021, the Committee amended the Company’s original Clawback policy, which went into effect on April 1, 2016, covering executive officers of the Company. The policy provides that if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Committee may seek reimbursement of any cash or equity-based bonus or other incentive compensation paid or awarded to the officer or effect cancellation of previously granted equity awards to the extent the bonus or incentive compensation was based on erroneous financial data and was in excess of what would have been paid to the officer under the restatement.
The amendments made by the Committee in 2021 include:

•An allowance for clawback of payouts under MIMEDX’s incentive compensation programs when an executive officer has engaged in misconduct as predefined by the Committee including, but not limited to, any material violation of a Company policy that causes significant harm to the Company.
•Expansion of the scope of persons covered to include not only the Company’s CEO, CFO and other NEOs, but also other senior management level and higher ranking executive officers (“Senior Officers”) on the basis of having met or exceeded performance targets during the period covered by the restated financial statement(s), regardless of whether any executives are found personally responsible for the misstatement(s). Specifically, the Board may take the steps necessary to secure reimbursement from Senior Officer(s) of any bonus or other incentive-based or equity-based (to the extent tied to financial metrics) compensation paid to any Senior Officers during the twelve-month period following the first public issuance or filing with the SEC (whichever first occurs) of the financial document embodying such error to the extent that compensation was based on the misstated financial result.
•Requirement for the Board to take steps to recoup when any restatement was the result of violation(s) of federal securities laws in which scienter is a necessary element by the CEO, CFO, or any other senior officer. The Board must take the steps necessary to recoup from any Senior Officer whose scienter led to the restatement all incentive compensation awarded to such officer for performance during the periods affected by the restatement; provided, however, this recoupment obligation is subject to MIMEDX’s consideration regarding (1) a cost/benefit analysis with respect to pursuing recovery of such incentive compensation, and (2) an analysis of the potential impact of the individual’s indemnification agreement on such pursuit.
•Require any actions taken pursuant to the Clawback policy be disclosed in proxy statements filed with the SEC or on Form 8-K; and
•Require that all employment agreements with Senior Officers be amended as necessary to be consistent with the Clawback policy, as revised.
Hedging, Pledging and Insider Trading
Our Insider Trading Policy applies to all officers, directors and employees of MIMEDX as well as designated consultants and expressly bars ownership of financial instruments or participation in investment strategies that hedge the economic risk of owning our equity securities, such as prepaid variable forwards, equity swaps, collars and exchange funds. Directors, officers and other employees are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan. In addition, we prohibit our executive officers, directors and employees from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit, and maintain a quarterly black-out period during which applicable individuals may not trade. Exceptions to black-out and pre-clearance restrictions exist for sales to cover tax withholding obligations upon vesting of equity awards.
Our executive officers and members of our Board are permitted to enter into trading plans that are intended to comply with the requirements of Exchange Act Rule 10b5-1 so they may make predetermined trades of our stock.
Compensation Risk Assessment
The Committee believes that our compensation policies and practices do not encourage excessive and unnecessary risk-taking, and that the level of risk-taking that they do encourage is not reasonably likely to have a material adverse effect on the Company. The Committee believes that the design of our compensation policies and practices encourages our employees to remain focused on those short- and long-term goals deemed to have the most material correlation to shareholder value creation.
Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis in this Annual Report and discussed it with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the Compensation Committee:

K. Todd Newton, Chair
Michael Giuliani, M.D.
Martin P. Sutter

Summary Compensation Table (2022, 2021 and 2020)

Name and Principal Position	Period	Salary	Bonus		Stock(8) Awards	Non-Equity Incentive Plan Compensation Awards(9)	All Other(10) Compensation	Total
K. Todd Newton (1) Interim Chief Executive Officer	2022	$200,000	$—		$862,996	$108,000	$1,125	$1,172,121
Peter M. Carlson,(2) EVP - Finance and Chief Financial Officer	2022	537,721	—		1,155,000	146,476	12,200	1,851,397
	2021	525,000	—		1,099,996	251,213	11,600	1,887,809
	2020	514,904	50,000	(7)	1,049,999	216,562	8,276	1,839,741
William F. Hulse, (3) General Counsel and Chief Administrative Officer	2022	520,192	—		1,099,999	148,967	8,205	1,777,363
	2021	495,192	—		999,991	228,750	9,750	1,733,683
	2020	465,865	125,000	(7)	712,496	178,125	6,714	1,488,200
Robert B. Stein,(4) President, Regenerative Medicine & Biologics Innovation	2022	516,154	—		1,099,999	115,050	8,080	1,739,283
	2021	500,000	—		1,099,996	222,500	8,750	1,831,246
	2020	192,308	250,000	(7)	500,000	83,334	316,741	1,342,383
Timothy R. Wright,(5) Former Chief Executive Officer	2022	579,379	—		3,712,498	—	518,357	4,810,234
	2021	750,000	—		3,374,991	652,500	39,808	4,817,299
	2020	735,577	—		3,374,995	562,599	56,831	4,730,002
Rohit Kashyap,(6) Former President, Wound Care & Surgical	2022	514,135	—		1,099,999	100,000	12,200	1,726,334
	2021	500,000	—		999,991	229,688	11,600	1,741,279
	2020	201,923	200,000	(7)	999,999	87,500	3,269	1,492,691

(1)K. Todd Newton served as interim Chief Executive Officer from September 2022 to January 2023.
(2)The Board appointed Mr. Carlson Executive Vice President - Finance effective December 16, 2019. The Company later named Mr. Carlson Chief Financial Officer effective March 18, 2020.
(3)William F. Hulse has served as General Counsel and Secretary since December 2019. He was named General Counsel and Chief Administrative Officer in April 2022.
(4)Robert B. Stein has served as Executive Vice President - Research and Development, since August, 2020. He was named President, Regenerative Medicine & Biologics Innovation in April 2022.
(5)Timothy R. Wright served as Chief Executive Officer from May 2019 until September 2022. Following his departure from the Company, he was paid and is being paid the severance benefits to which he was entitled for an involuntary termination without cause under his employment agreement.
(6)Rohit Kashyap, Ph.D. served as Executive Vice President and Chief Commercial Officer from August 2020 until January 2023. He served as President, Wound Care & Surgical from April 2022 until January 2023.
(7)Represents a one-time cash signing bonus in the following amounts: Mr. Carlson - $50,000; Mr. Hulse - $125,000; Dr. Stein - $250,000; Mr. Wright - $500,000; and Dr. Kashyap - $200,000. Mr. Wright also received a discretionary bonus in 2020 in lieu of his 2019 annual incentive in the amount of $720,000.
(8)Represents the aggregate grant date fair value of awards of restricted stock and performance stock units made in accordance with FASB ASC Topic 718. We provide information regarding the assumptions used to calculate the value of all stock awards made to NEOs in Note 11 to the consolidated financial statements included in the 2022 Annual Report. The restricted stock awards generally vest pro rata annually over a three-year period, other than Mr. Newton’s grant, which vested in full in January 2023 upon Mr. Capper’s appointment as Chief Executive Officer. The PSUs vest based on the achievement of specific performance targets and also require the recipient to provide continuous service generally for a period of three years from the grant date. All of Mr. Wright and Dr. Kashyap’s unvested RSU and PSU awards were forfeited upon their respective departures from the Company.
(9)Includes annual bonuses paid under the Management Incentive Plan for each year.
(10)Represents the following amounts: 401(k) matches for 2022 for Mr. Newton - $1,125; Mr. Carlson - $12,200; Mr. Hulse - $8,205; Dr. Stein - $8,080; Mr. Wright - $12,200; and Dr. Kashyap - $12,200; in addition, for Mr.

Wright, the amount of $506,158 represents the amount accrued by us in 2022 for severance payments pursuant to our contractual agreement with him. As noted in the CD&A above, our gross total severance obligation for Mr. Wright is $3,105,000 and continued COBRA coverage.

Grants of Plan-Based Awards For 2022
The following table provides information regarding grants of plan-based awards to the Company’s NEOs during 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold	Target	Maximum
K. Todd Newton	9/15/2022				200,000 RSUs	$688,000

Peter M. Carlson	4/8/22	$148,706	$297,413	$594,825	187,500 RSUs	$866,250
					62,500 PSUs	$288,750
William F. Hulse	4/8/2022	131,250	262,500	525,000	178,571 RSUs	$824,998
					59,524 PSUs	$275,001
Robert B. Stein	4/8/2022	130,000	260,000	520,000	178,571 RSUs	$824,998
					59,524 PSUs	$275,001
Timothy R. Wright(4)	4/8/2022	388,125	$776,250	1,552,500	602,678 RSUs	$2,784,372
					200,893 PSUs	$928,126
Rohit Kashyap(5)	4/8/2022	135,844	271,688	543,375	178,571 RSUs	$824,998
					59,524 PSUs	$275,001

(1)Represents the annual incentive opportunity under the Management Incentive Plan (MIP) for 2022. Actual amounts paid for 2022 are included in the Summary Compensation Table.
(2)Represents restricted stock unit and performance stock unit awards granted under the 2016 Plan. The RSUs generally vest ratably annually over three years from the grant date. The PSUs vest based on the achievement of specific performance targets and also require the recipient to provide continuous service generally for a period of three years from the grant date. All of Mr. Wright and Dr. Kashyap’s unvested RSU and PSU awards were forfeited upon their respective departures from the Company.
(3)The amounts shown reflect the grant date fair market values of the awards computed in accordance with FASB ASC Topic 718—“Compensation-Stock compensation” and correspond to the aggregate values disclosed in the “Stock Awards” column in the Summary Compensation Table.
(4)Timothy R. Wright is our former Chief Executive Officer.
(5)Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

Outstanding Equity Awards as of December 31, 2022
The following table shows the number of shares covered by unvested restricted stock awards held by the Company’s NEOs on December 31, 2022.

	Stock Awards
Name	Number of Securities Unvested (RSUs)		Market Value of Unvested Securities (RSUs)(1)	Equity Incentive Plan Awards: number of unearned shares, units or other rights that have not vested (#)(8)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested ($)
K. Todd Newton	244,191	(2)	$669,083	—	$—
Peter M. Carlson	319,646	(3)	$888,616	62,500	$173,750
William F. Hulse	285,028	(4)	$792,378	59,524	$165,477
Robert B. Stein	279,393	(5)	$776,713	59,524	$165,477
Timothy R. Wright(8)	—	(6)	$—	—
Rohit Kashyap(9)	302,544	(7)	$816,869	59,524	$165,477

(1)Calculated based on a closing stock price of $2.78 per share on December 30, 2022.
(2)200,000 RSUs, granted to Mr. Newton in his capacity as interim chief executive officer, vested on January 27, 2023; and 44,191 RSUs are scheduled to vest on June 7, 2023.
(3)59,322 RSUs vested on February 18, 2023; 36,412 RSUs vested on March 4, 2023; 20,833 RSUs vested on April 8, 2023; 20,833 RSUs vested on April 23, 2023; 20,833 RSUs are scheduled to vest on May 8, 2023; 36,412 RSUs are scheduled to vest on March 4, 2024; 62,501 RSUs are scheduled to vest on each of April 8, 2024 and April 8, 2025; and 62,500 PSUs are scheduled to vest in March 2025 subject to attainment of performance vesting criteria.
(4)40,254 RSUs vested on February 18, 2023; 33,101 RSUs vested on March 4, 2023; 19,841 RSUs vested on April 8, 2023; 19,841 RSUs vested on April 23, 2023; 19,841 RSUs are scheduled to vest on May 8, 2023; 33,102 RSUs are scheduled to vest on March 4, 2024; 59,524 RSUs are scheduled to vest on each of April 8, 2024 and April 8, 2025; and 59,524 PSUs are scheduled to vest in March 2025 subject to attainment of performance vesting criteria.
(5)36,412 RSUs vested on March 4, 2023; 19,841 RSUs vested on April 8, 2023; 19,841 RSUs vested on April 23, 2023; 19,841 RSUs are scheduled to vest on May 8, 2023; 27,278 RSUs are scheduled to vest on August 10, 2023; 36,412 RSUs are scheduled to vest on March 4, 2024; 59,524 RSUs are scheduled to vest on each of April 8, 2024 and April 8, 2025; and 59,524 PSUs are scheduled to vest in March 2025 subject to attainment of performance vesting criteria.
(6)Mr. Wright departed from the Company in September 2022 and upon his departure all of his outstanding equity awards were forfeited.
(7)Dr. Kashyap departed from the Company January 2023 and upon his departure all of his outstanding equity awards were forfeited pursuant to Section 10.02 of the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”).
(8)Timothy R. Wright is our former Chief Executive Officer.
(9)Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

2022 Option Exercises and Stock Vested Table
The following table provides information concerning each exercise of stock options and each vesting of restricted stock during 2022, on an aggregated basis with respect to each of the Company’s NEOs.

	Stock Awards
Name	Number of Securities Acquired on Vesting	Value Realized on Vesting(1)
K. Todd Newton	17,506(2)	$65,324
Peter M. Carlson	112,165	$495,118
William F. Hulse	73,355	$343,955
Robert B. Stein	63,689	$291,344
Timothy R. Wright(3)	529,667	$2,309,736
Rohit Kashyap(4)	90,871	$374,373

(1)Represents the number of shares acquired on vesting multiplied by the closing price of Company common stock on the vesting date. Vesting occurred in accordance with applicable restricted stock unit agreements with the Company, pursuant to Section 10.02 of the 2016 Plan.
(2)These represent RSUs that were granted to Mr. Newton as a member of the Board of Directors, and not as an executive officer.
(3)Timothy R. Wright is our former Chief Executive Officer.
(4)Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

2022 Potential Payments Upon Termination Or Change In Control
This section describes additional payments that the Company would make to the NEOs assuming a hypothetical termination of employment occurred on December 31, 2022 under various scenarios. We have not included Mr. Wright in the table below because he was not employed by us on December 31, 2022, and the amounts paid or payable in 2022 to Mr. Wright in connection with his cessation of employment with the Company are included in the Summary Compensation Table, 2022 Option Exercises and Stock Vested Table and the related discussion above, including the CD&A.
No-Cause Termination. The Company entered into an Executive Retention Agreement with each NEO except for Mr. Newton that provides for compensation to the executive in the event the executive’s employment with the Company is terminated involuntarily without “Cause” (as defined in the agreement), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the agreement) prior to a “change-in-control.” The compensation payable under the agreements is a lump sum severance payment equal to a multiple of 1.25 times the executive’s annual base salary and target base bonus. In addition, following termination of employment under such circumstances, each NEO is entitled to receive health insurance coverage (subject to a COBRA election, and a periodic cash payment for 18 months), and certain other fringe benefits equivalent to those in effect at the date of termination for a period of 15 months. Dr. Kashyap received no such benefits since he resigned voluntarily without “Good Reason.”
Change-in-Control. The Executive Retention Agreements with the NEOs provide and the Letter Agreement with Mr. Wright provided for compensation to the executive in the event the executive’s employment with the Company is terminated upon or within one year following the consummation of a “change-in-control” for reasons other than the executive’s death, disability or for “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements). The compensation payable under the agreements was or is a lump sum severance payment equal to a multiple of 1.5 times the executive’s annual base salary and target base bonus as of the date of the change-in-control. In addition, following termination of employment, these executives are entitled to receive health insurance coverage (subject to a COBRA election and a periodic cash payment for 18 months), and certain other fringe benefits equivalent to those in effect at the date of termination for a period of 18 months.
Restrictive Covenants. The Executive Retention Agreements and the Letter Agreement require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment for 18 months.
Equity Awards. Generally, unvested equity awards vest upon an NEO’s death or disability. Upon a “change in control,” as defined in the 2016 Plan, and subject to any requirements of Section 409A of the Internal Revenue Code of 1986, as amended, grants made to the NEOs prior to October 2020 also vest. For awards made after October 2020, the Board adopted a new form of award agreement that uses a double-trigger, under which if the NEO’s employment terminates within 24 months following a change of control, as defined in the 2016 Plan, other than for cause, then the awards will vest upon such termination, provided that the awards were continued, assumed, or substituted in the transaction; if no written provision is made for continuance, assumption or substitution of the awards, then the Compensation Committee has discretion to (1) terminate such awards without payment, (2) terminate such awards in exchange for a payment equal to the fair market value of such awards on the date of the change in control, or (3) accelerate the vesting of the awards or take such other actions as the Committee determines to be reasonable under the circumstances to permit the NEO to realize the value of the awards. Accordingly, the amounts shown in the table below reflect awards granted under the prior form of agreement, pursuant to which awards would vest automatically upon a change in control, as well as awards made after October 2020, which would vest only at the Committee’s discretion or upon termination of employment other than for cause.
The table below details the payments and benefits to which the NEOs would have been entitled under each termination of employment and Change in Control scenario, assuming the triggering event occurred on December 31, 2022. On that date, the stock price was $2.78. The actual amounts that may be payable to any NEO on a separation from the Company can only be determined at the time of the actual separation and may differ from the amounts set forth in the tables below based on various factors. Please also see the footnotes to the table below for additional information.

Executive	Involuntary Without Cause or Voluntary for Good Reason		Involuntary Without Cause or Voluntary for Good Reason after Change in Control		Death or Disability
K. Todd Newton
cash severance	$—		$—		$—
estimated benefits
estimated value of accelerated equity awards			$556,000		$556,000
TOTAL			$556,000		$556,000
Peter M. Carlson
cash severance	1,047,703	(1)	1,257,244	(1)(2)	—
estimated benefits	19,344	(3)	23,212	(2)(3)	—
estimated value of accelerated equity awards	—		1,062,365	(4)	1,062,365	(5)
TOTAL	$1,067,047		$2,342,821		$1,062,365
William F. Hulse
cash severance	984,375	(1)	1,181,250	(1)(2)	—
estimated benefits	6,885	(3)	8,262	(2)(3)	—
estimated value of accelerated equity awards	—		957,854	(4)	957,854	(5)
TOTAL	$991,260		$2,147,366		$957,854
Robert B. Stein
cash severance	975,000	(1)	1,117,000	(1)(2)	n/a
estimated benefits	6,885	(3)	8,262	(2)(3)
estimated value of accelerated equity awards	—		940,188	(4)	940,188	(5)
TOTAL	$981,885		$2,065,450		$940,188
Rohit Kashyap(6)
cash severance	986,448	(1)	1,183,781	(1)(2)	n/a
estimated benefits	20,456	(3)	30,684	(2)(3)	n/a
estimated value of accelerated equity awards	—		1,006,549	(4)	1,006,549	(5)
TOTAL	$1,006,904		$2,221,014		$1,006,549

(1)Includes (a) annual base salary as of December 31, 2022, plus (b) annual targeted bonus for the year ended December 31, 2022, times the multiple applicable to the NEO.
(2)Payable only in the event the executive’s employment is terminated by the Company without cause or by the executive for “good reason” within one year following a change in control.
(3)Includes the estimated value of medical and dental insurance.
(4)Includes the value of unvested RSUs and PSUs based on the December 31, 2022 closing stock price, the vesting of which is deemed accelerated to December 31, 2022. As noted above, awards made before October 2020 vest automatically upon a change in control without regard to the manner of the Participant’s termination of employment. Awards made after October 2020 vest upon a change in control only at the Committee’s discretion or, if assumed in the transaction upon termination of employment without cause. For Messrs. Carlson, Hulse, Stein, and Kashyap these awards subject to Committee discretion constituted $1,062,365, $957,854, $864,355, and $845,948 out of the amounts shown in the table, respectively.
(5)If the Participant’s employment with the Company terminated on account of the Participant’s death or disability, the shares vest and become non-forfeitable on termination of the Participant’s employment with the Company.
(6)Rohit Kashyap, Ph.D. is our former President, Wound Care & Surgical.

Director Compensation

The Company compensates non-employee directors with a mix of equity and cash. Directors who are full-time Company employees do not receive any compensation for their service as directors or as members of Board committees. The Company compensates non-employee directors at approximately the median of peer practices. The 2016 Plan imposes limits on awards to directors for their service as directors of (i) 125,000 shares granted during any calendar year and (ii) a maximum of $300,000 for any consecutive 12-month period for awards stated as a specific dollar amount.

Equity Compensation

Upon initial election or appointment to the Board, each non-employee director receives a one-time grant of a number of restricted shares of Company common stock valued at $175,000, plus a prorated portion of the prior year’s annual grant (based on the number of months between the date of appointment to the Board and expected date of the next annual meeting of shareholders). One third of this grant vests on each anniversary of the grant date. In addition, each non-employee director receives an annual grant of a number of restricted shares of Company common stock valued at $175,000. The Board usually makes this grant on the date of the annual meeting of shareholders or the first meeting of the Board that follows the annual meeting of shareholders, subject to the share limits in the Plan, and it vests upon the earlier of the next annual meeting or the first anniversary of the grant date.

Director Stock Ownership Guidelines

The Nominating and Corporate Governance Committee has adopted stock ownership guidelines for the Company’s non-employee directors to better align the interests of non-employee directors with shareholders. The guidelines require non-employee directors to own shares of Company common stock with a value equal to or greater than three times their annual gross cash compensation (as defined in the guidelines). Newly elected directors have three years from the date of election to the Board to comply with the ownership guidelines. Shares must be owned directly by the director or the director’s immediate family members residing in the same household, held in trust for the benefit of the non-employee director or the director’s immediate family or owned by a partnership, limited liability company or other entity to the extent of the director’s interest therein (including the interests of the director’s immediate family members residing in the same household) provided that the individual has the power to vote or dispose of the shares. Unvested shares of restricted stock and unexercised stock options (vested or unvested) do not count toward satisfaction of the guidelines.

Cash Compensation

In 2022, the Company also paid the following cash amounts to non-employee directors.

	Chairman	Non-Chair Member
Board	$71,000	$42,000
Audit Committee	21,000	11,000
Compensation Committee	16,000	8,500
Nominating and Corporate Governance	12,500	6,500
Ethics and Compliance Committee	12,500	6,500
The following table provides information concerning compensation of the Company’s non-employee directors who served in 2022.
2022 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options	Total
M. Kathleen Behrens	$130,500	$174,996	$—	$305,496
James L. Bierman	69,000	$174,996	—	243,996
Phyllis L. Gardner	55,000	$174,996	—	229,996
Michael Giuliani	57,000	$174,996	—	231,996
William A. Hawkins	54,500	$174,996	—	229,496
Cato T. Laurencin	61,917	$174,996	—	236,913
K. Todd Newton	63,708	$174,996	—	238,704
Martin P. Sutter(2)	—	—	—	—

(1)    The amounts shown reflect the grant date fair market values of the awards computed in accordance with FASB ASC Topic 718—“Compensation-Stock compensation.” We provide information regarding the assumptions used to calculate the value of all stock awards made to NEOs in Note 11 to the consolidated financial statements included in the 2022 Annual Report.
(2)    Mr. Sutter has declined all compensation as a non-employee director.

CEO Pay Ratio

In 2022, we paid total annual compensation to our median employee of $91,800. The annualized total compensation of our interim CEO serving on December 31, 2022, Mr. Newton, was $3,595,161. TThis amount equals Mr. Newton’s compensation as reported in the Summary Compensation Table plus an additional amount that reflects the annualizing of his base salary, non-equity incentive plan compensation, and annual long-term equity award for 2022 consistent with the applicable SEC guidance.

Based on this information, for 2022, the ratio of the annual total compensation of our CEO to the median annual total compensation of all employees was 39 to 1, which is a reasonable estimate that was calculated consistent with the SEC regulation and is based on our records and the methodology described below.

We determined our median employee using all income as shown in Form W-2 box 1 for all employees other than our CEO, based on information as of December 31, 2022. As permitted by SEC rules, (i) we identified our median employee as of December 31, 2022, and will determine the median employee at least every third year unless we make changes to our employee population or employee compensation arrangements that would result in a significant change to our pay ratio disclosure; (ii) we excluded all four non-U.S. employees in determining the median employee. The total number of U.S. and non-U.S. employees as of December 31, 2022 was 868.

Pay Versus Performance

The following table summarizes the total compensation paid to our NEOs versus the performance of the Company for the fiscal years ended December 31, 2022, 2021 and 2020.

Year	Summary Compensation Table Total for Todd Newton	Summary Compensation Table Total for Tim Wright	Compensation Actually Paid to Todd Newton	Compensation Actually Paid to Tim Wright	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On:		Net Loss (Thousands)	Net Sales (Thousands)
							TSR	Comp Peer Group TSR
(a)	(b)	(b)(j)(k)	(c)(j)	(c)(k)(l)	(d)(m)	(e)(n)	(f)	(g)	(h)	(i)
2022	$1,172,121	$4,810,234	$1,040,121	$(2,292,965)	$1,773,574	$796,402	$38.08	$33.14	$(30,197)	$267,841
2021	$—	$4,817,299	$—	$2,226,051	$1,798,504	$1,220,083	$82.74	$56.95	$(10,285)	$258,615
2020	$—	$4,730,002	$—	$6,303,611	$1,540,754	$1,966,280	$124.38	$76.37	$(49,284)	$248,234
(j) differences between the Summary Compensation Table and Compensation Actually Paid reflect decreases in fair value of awards of $132,000 for the year ended December 31, 2022.
(k) differences between the Summary Compensation Table and Compensation Actually Paid reflect forfeitures of share-based payment awards of $6,213,747 for the year ended December 31, 2022.
(l) differences between the Summary Compensation Table and Compensation Actually Paid reflect increases (decreases) in the fair value of share-based payment awards of ($889,452), ($2,591,248), and $1,573,609 for the years ended December 31, 2022, 2021, and 2020, respectively.
(m) The names of each of the Non‐PEO NEOs included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2022, Mr. Carlson, Mr. Hulse, Dr. Stein, and Dr. Kashyap (our former President, Wound Care & Surgical); (ii) for 2021, Mr. Carlson, Mr. Hulse, Dr. Stein, and Dr. Kashyap (our former President, Wound Care & Surgical); and (iii) for 2020, Mr. Carlson, Mr. Hulse, Dr. Stein, and Dr. Kashyap (our former President, Wound Care & Surgical).
(n) differences between the Summary Compensation Table and Compensation Actually Paid reflect increases (decreases) in the fair value of share-based payment awards of ($977,172), ($578,422) and $425,526, respectively.

The table above shows the relationships between the executive compensation actually paid to the PEOs and our other non-PEO NEOs and our TSR, in general declining as the TSR declined, with exceptions largely reflecting lump sum severance payments, among other items. In line with our Compensation Peer Group TSR, our TSR has declined over the last three years, reflecting the market’s reaction to the end of FDA enforcement discretion, resulting in our inability to sell certain of our products in the United States, and our unsuccessful Phase 2b KOA clinical trial, as well as poor market conditions for our peers generally. The Company also sets compensation goals and measures performance to determine compensation looking at TSR and three other primary measures:

Net Sales - Our net sales (the financial measure we believe has been most important to our compensation determinations for all our NEOs in 2022) have increased over the three-year period, but not at the target levels we have set for ourselves, and this is reflected in the lower executive compensation actually paid over the same three-year period.

Adjusted EBITDA – Our Adjusted EBITDA has declined over the three-year period, which was expected due, in part, to the end of enforcement discretion as mentioned above, along with other expenses associated with items that we do not expect to recur in the future.

R&D Goals – The Company also set several R&D goals for the business in order to continue to bring new products to the market. In late-2022, we were able to successfully launch two such products for our Wound & Surgical business and continue to invest in R&D activities with the aim of continuing to launch additional products in future periods.

Our net loss variations over the three year period have been more reflections of the end of FDA enforcement discretion and other factors, and have therefore had less impact on our executive compensation actually paid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following tables sets forth certain information as of April 11, 2023 regarding the Company’s capital stock, beneficially owned by each person known to the Company to beneficially own more than 5% of the outstanding shares of Company common stock and Series B Preferred Stock, each NEO, each director, and all directors and executive officers as a group. Unless otherwise indicated below, the address of those identified in the table is c/o MiMedx Group, Inc., 1775 West Oak Commons Court, NE, Marietta, Georgia 30062.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership(1)
The Vanguard Group(2)	6,094,595	5.3%
BlackRock, Inc.(3)	7,781,521	6.8%

NEOs, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership(1)
M. Kathleen Behrens, Ph.D.(4)	125,618	*
James L. Bierman(4)	125,618	*
Joseph H. Capper(5)	—	—
Peter M. Carlson(6)	366,637	*
Phyllis Gardner(7)	75,953	*
Michael J. Giuliani(8)	87,320	*
William A. Hawkins(9)	111,543	*
William F. Hulse IV(10)	179,908	*
Rohit Kashyap(11)	430,072	*
Cato T. Laurencin(8)	87,320	*
K. Todd Newton(12)	325,618	*
Robert B. Stein(13)	77,584	*
Martin P. Sutter(14)	26,993,607	18.9%
Timothy R. Wright(15)	1,711,324	*
Total Directors and Executive Officers(16) (13 persons)	30,698,122	19.9%

*	Less than 1%

(1)    The beneficial ownership set forth in the table is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Under Rule 13d-3 of the Exchange Act, “beneficial ownership” of a security means that a person has or shares the power, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, (a) to vote or direct the voting of a security, or (b) to dispose of or direct the disposition of a security. The percentage of beneficial ownership is based on 115,527,029 shares of Company common stock outstanding on April 11, 2023. Shares of common stock that may be acquired by an individual or group within 60 days of April 11, 2023, pursuant to the conversion of preferred shares, exercise of options or warrants, vesting of restricted shares or RSUs or otherwise, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to this table, we believe that the stockholders named in the tables that follow have sole voting and investment power with respect to all shares of Company common stock and/or Company Preferred Stock shown to be beneficially owned by them, based on information provided to us by them.
(2)     The Vanguard Group filed a Schedule 13G on February 9, 2023 with the SEC that indicated, among other things, that, as of December 31, 2022, The Vanguard Group (i) had shared voting power with respect to 66,956 shares of Company common stock, (ii) had sole dispositive power with respect to 5,954,432 shares of Company common stock; and (iii) had shared dispositive power with respect to 140,163 shares of Company common stock. The address of the principal office of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.
(3)    BlackRock, Inc. filed a Schedule 13G/A on February 1, 2023 with the SEC that indicated, among other things, that, as of December 31, 2022, BlackRock, Inc (i) had sole voting power over 7,533,268 shares of Company common stock and (ii) had sole dispositive power over 7,781,521 shares of Company common stock. The address of the principal office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(4)    Includes 44,191 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023.
(5)    Does not include an option to purchase 3,600,000 shares held pursuant to Company award agreements. Does not include 3,300,000 performance vesting restricted stock units held pursuant to Company award agreements.
(6)    Includes 41,666 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 301,868 time vesting restricted stock units held pursuant to Company award agreements. Does not include 156,136 performance vesting restricted stock units held pursuant to Company award agreements.
(7)    Includes 49,637 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 5,717 time vesting restricted stock units held pursuant to Company award agreements.
(8)    Includes 44,191 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 7,450 time vesting restricted stock units held pursuant to Company award agreements.
(9)    Includes 44,191 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 5,322 time vesting restricted stock units held pursuant to Company award agreements.
(10)    Includes 39,682 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 288,514 time vesting restricted stock units held pursuant to Company award agreements. Does not include 150,433 performance vesting restricted stock units held pursuant to Company award agreements.
(11)    Rohit Kashyap, Ph.D. served as Executive Vice President and Chief Commercial Officer from August 2020 until January 2023. He served as President, Wound Care & Surgical from April 2022 until January 2023. This information is as of August 9, 2022, which is the date of his last Form 4 filing.
(12)    Includes 44,191 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023.
(13)     Includes 39,682 time vesting restricted stock units scheduled to vest within 60 days of April 11, 2023. Does not include 317,803 time vesting restricted stock units held pursuant to Company award agreements. Does not include 149,567 performance vesting restricted stock units held pursuant to Company award agreements.
(14)    Mr. Sutter is deemed to own 26,993,107 shares of Company common stock issuable upon conversion of 90,000 shares of Series B Preferred Stock and unpaid dividends held of record by an affiliate of EW Healthcare Partners (converted using a ratio of $1,000 divided by $3.85, or approximately 259 common shares per share of Series B Preferred Stock), and 500 shares of common stock held by his spouse.
(15)    Timothy R. Wright served as Chief Executive Officer from May 2019 until September 2022. This information is as of June 9, 2022, which is the date of his last Form 4 filing.
(16)    Represents the ownership of only those persons currently serving as a director or executive officer of the Company. Includes 27,428,650 shares of Company common stock that may be acquired within 60 days. Does not include (i) 934,124 time vesting restricted stock units held pursuant to Company award agreements, (ii) 3,756,136 performance vesting restricted stock units held pursuant to Company award agreements, and (iii). an option to purchase 3,600,000 shares held pursuant to Company award agreements.

SERIES B CONVERTIBLE PREFERRED STOCK
Name of Beneficial Owner	Number of Shares of Series B Convertible Preferred Stock	Percentage Ownership of Series B Convertible Preferred Stock	Number of Shares of Company Common Stock Into Which They May Convert(b)	Percentage Ownership of Common Stock(b)(c)
EW Healthcare Partners(a)	90,000	90%	26,993,107	18.94%
(a)    The Series B Preferred Stock is held of record by Falcon Fund 2 Holding Company, L.P., a partnership controlled by EW Healthcare Partners. EW Healthcare Partners Fund 2-UGP, LLC, the general partner of Falcon Fund 2 Holding Company, L.P., may also be deemed to have sole voting and investment power with respect to the shares of Company common stock underlying the Series B Preferred Stock. EW Healthcare Partners Fund 2-UGP, LLC, in a Schedule 13D filed on July 13, 2020 by it, Falcon Fund 2 Holding Company, L.P., Martin P. Sutter, Scott Barry, Ronald W. Eastman, Petri Vainio and Steve Wiggins, each a manager and collectively the managers of EW Healthcare Partners Fund 2-UGP, LLC (the “EW Schedule 13D”), disclaimed beneficial ownership of such shares of Company common stock except to the extent of its or his pecuniary interest therein. Similarly, each of the managers may be deemed to exercise shared voting and investment power with respect to such shares, and in the EW Schedule 13D each manager disclaimed beneficial ownership of such shares of Company common stock except to the extent of his pecuniary interest therein. Martin P. Sutter is a member of the Company’s Board of Directors. The principal address of the EW Healthcare Partners entities and each of the managers is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.
(b)     Conversion to Common Stock. Each holder of Series B Preferred Stock (each a “Holder” and collectively, the “Holders”) has the right, at its option, to convert its Series B Preferred Stock (plus any accrued and unpaid dividends), in whole or in part, into a number of fully paid and non-assessable shares of Company common stock (converted using a ratio of $1,000 divided by $3.85, or approximately 259 common shares per share of Series B Preferred Stock). For purposes of this table the conversion price is presumed to be $3.85. However, as explained below, no Holder may convert its shares of Series B Preferred Stock into shares of Company common stock if such conversion would result in the Holder, together with its affiliates, holding more than 19.9% of the votes entitled to be cast at any shareholders meeting or beneficially owning in excess of 19.9% of then-outstanding shares of Company common stock.
(c)     Voting Rights. Each share of Series B Preferred Stock is entitled to be voted by the Holders and will vote on an as-converted basis (converted using a ratio of $1,000 divided by $5.25 per share, or approximately 190 votes per share of Series B Preferred Stock) as a single class with the Company common stock, subject to certain limitations on voting set forth in the Company’s Articles of Incorporation, as amended, including a limit on the maximum number of votes to which Holders are entitled. As a result, EW Healthcare Partners would have 17,142,857 votes, or 12.9%, as of April 11, 2023. Percentage of total voting power is based on 115,527,029 shares of Company common stock outstanding on April 11, 2023, plus the 17,142,857 votes to which EW Healthcare Partners are entitled.

Equity Compensation Plan Information
The following table provides information about the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	933,894	$6.46	7,462,479
Equity compensation plans not approved by security holders	—	—	—
Total	933,894	$6.46	7,462,479
(1)    Includes the Company’s 2016 Plan and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Approval of Related Party Transactions

The information included under “Related Party Transactions” Item 10 above in this Part III is incorporated herein by reference.

Related Party Transactions

The information included under “Related Party Transactions” in Item 10 above in this Part III is incorporated herein by reference.

Director Independence

The information included under “Director Independence” in Item 10 above in this Part III is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Independent Auditor Fees and Services
The Audit Committee’s duties include pre-approving audit and non-audit services provided to the Company by the Company’s independent registered public accounting firm, Deloitte. All of the services in respect of 2022 and 2021 under the Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees categories below were pre-approved by the Audit Committee.

Type of Fee	Year Ended December 31, 2022	Year Ended December 31, 2021
Deloitte Audit Fees(1)	$1,738,614	$1,855,000
Deloitte Audit-Related Fees	—
Deloitte Tax Fees	287,411	375,632
Deloitte All Other Fees	—
(1) This category includes fees for the audit of the Company’s annual financial statements and review of financial statements included in its Quarterly Reports on Form 10-Q.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report:
(i)Financial Statements
See the Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K.
(ii)Financial Statement Schedule:
Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in our consolidated financial statements or the related footnotes.
(iii)Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified with an asterisk.
(b)Exhibits
Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMEDX GROUP, INC.

May 1, 2023	By:	/s/ William F. Hulse IV
William F. Hulse IV, as Attorney in Fact for Joseph Capper
General Counsel and Chief Administrative Officer