Form 10-Q
period 2023-03-31
MIMEDX GROUP, INC.
filed 2023-05-02
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 115,601,238 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 27, 2023.

Explanatory Note and Important Cautionary Statement Regarding Forward-Looking Statements
As used herein, the terms “MIMEDX,” the “Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Certain statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
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

•demographic and market trends; and
•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and those discussed in Part II, Item 1A, Risk Factors, if any.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$61,221	$65,950
Accounts receivable, net	44,694	43,084
Inventory	14,657	13,183
Prepaid expenses	8,824	8,646
Other current assets	2,306	3,335
Total current assets	131,702	134,198
Property and equipment, net	7,562	7,856
Right of use asset	3,066	3,400
Goodwill	19,976	19,976
Intangible assets, net	5,706	5,852
Other assets	147	148
Total assets	$168,159	$171,430
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,823	$8,847
Accrued compensation	18,212	21,852
Accrued expenses	13,041	11,024
Other current liabilities	1,794	1,834
Total current liabilities	40,870	43,557
Long term debt, net	48,714	48,594
Other liabilities	4,027	4,773
Total liabilities	$93,611	$96,924
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at March 31, 2023 and December 31, 2022	$92,494	$92,494
Stockholders' deficit
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at March 31, 2023 and December 31, 2022	$—	$—
Common stock; $0.001 par value; 187,500,000 shares authorized; 115,380,542 issued and 115,380,208 outstanding at March 31, 2023 and 113,705,447 issued and outstanding at December 31, 2022	115	114
Additional paid-in capital	178,829	173,804
Treasury stock at cost; 334 shares at March 31, 2023 and 0 shares at December 31, 2022	(1)	—
Accumulated deficit	(196,889)	(191,906)
Total stockholders' deficit	(17,946)	(17,988)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$168,159	$171,430
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net sales	$71,676	$58,894
Cost of sales	12,419	9,936
Gross profit	59,257	48,958

Operating expenses:
Selling, general and administrative	52,279	49,570
Research and development	6,496	5,964
Investigation, restatement and related	3,673	2,552
Amortization of intangible assets	190	172
Operating loss	(3,381)	(9,300)

Other expense, net
Interest expense, net	(1,553)	(1,126)
Other income, net	2	—
Loss before income tax provision	(4,932)	(10,426)
Income tax provision expense	(51)	(63)
Net loss	$(4,983)	$(10,489)

Net loss available to common stockholders (Note 9)	$(6,667)	$(12,075)

Net loss per common share - basic	$(0.06)	$(0.11)
Net loss per common share - diluted	$(0.06)	$(0.11)

Weighted average common shares outstanding - basic	114,398,813	111,615,839
Weighted average common shares outstanding - diluted	114,398,813	111,615,839

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	4,345	—	—	—	4,345
Employee stock purchase plan	235,419	—	680	—	—	—	680
Issuance of restricted stock	1,439,676	1	(179)	(57,770)	178	—	—
Restricted stock shares canceled/forfeited	—	—	179	58,104	(179)	—	—
Net loss	—	—	—	—	—	(4,983)	(4,983)
Balance at March 31, 2023	115,380,542	$115	$178,829	334	$(1)	$(196,889)	$(17,946)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	3,998	—	—	—	3,998
Exercise of stock options	—	—	(972)	(124,334)	1,138	—	166
Issuance of restricted stock	821,252	1	(3,237)	(732,053)	3,236	—	—
Restricted stock shares canceled/forfeited	—	—	6	667	(6)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(10,489)	(10,489)
Balance at March 31, 2022	113,525,178	$114	$165,490	172,768	$(840)	$(172,198)	$(7,434)

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,983)	$(10,489)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation	4,345	3,998
Depreciation	714	860
Non-cash lease expenses	334	295
Amortization of intangible assets	190	172
Amortization of deferred financing costs	121	112
Accretion of asset retirement obligation	22	22
Gain on fixed asset disposal	—	(15)
Bad debt expense	(60)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,551)	2,679
Inventory	(1,474)	(1,781)
Prepaid expenses	(178)	11
Other assets	1,030	(235)
Accounts payable	(1,023)	456
Accrued compensation	(3,347)	(6,494)
Accrued expenses	2,210	550
Other liabilities	(398)	(364)
Net cash flows used in operating activities	(4,048)	(10,223)

Cash flows from investing activities:
Purchases of equipment	(633)	(118)
Patent application costs	(44)	(54)
Proceeds from sale of equipment	—	24
Net cash flows used in investing activities	(677)	(148)

Cash flows from financing activities:
Principal payments on finance lease	(4)	(11)
Stock repurchased for tax withholdings on vesting of restricted stock	—	(1,191)
Proceeds from exercise of stock options	—	166
Net cash flows used in financing activities	(4)	(1,036)

Net change in cash	(4,729)	(11,407)

Cash and cash equivalents, beginning of period	65,950	87,083
Cash and cash equivalents, end of period	$61,221	$75,676
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader in placental biologics focused on addressing the needs of patients with acute and chronic non-healing wounds. The Company is also advancing a promising late-stage biologics pipeline targeted at decreasing pain and improving function of patients with knee osteoarthritis (“KOA”). To accomplish these goals, the Company operates as two defined, internal business units: Wound & Surgical and Regenerative Medicine. All of the Company’s products sold in the United States are regulated by the United States Food & Drug Administration (“FDA”).
The Company’s business is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion, with specific focus on the sale of its placental tissue products in Japan.
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2022 Form 10-K.
Reclassifications
Increase in cash resulting from changes in income taxes of $0.1 million for the three months ended March 31, 2022, which was separately presented in the unaudited condensed consolidated statement of cash flows in previously-issued financial statements, is included as part of increases and decreases in cash resulting from changes in other assets in the unaudited condensed consolidated statement of cash flows included as part of these financial statements.
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, management’s assessment of the Company’s ability to continue as a going concern, estimate of fair value and the probable achievement of share-based payments, estimates of returns and allowances, and valuation of deferred tax assets.

Share-Based Compensation
The Company grants share-based awards to employees and members of the Company’s Board of Directors (the “Board”). Awards to employees and the Board are generally made annually. Grants are issued outside of the annual cadence for certain new hires, promotions, and other events.
The amount of expense to be recognized is determined by the fair value of the award using inputs available as of the grant date. The fair value of non-option share awards that are not subject to a market condition is the value of the common stock on the grant date. For non-option share awards that are subject to a market condition, the fair value of the common stock on the grant date is adjusted to reflect the value of the market condition, generally using a path-dependent pricing model, such as a Monte Carlo simulation.
The fair value of stock option grants is estimated using an option pricing model, as appropriate based on the terms of the grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, which generally follows the inputs to a Black-Scholes option pricing model. Absent the availability of an option market with similar terms to the awarded options, the Company uses the historical volatility of daily price changes in its share price for a period equal to the contractual or expected term of the option, as applicable, subject to adjustment for price activity associated with certain events which are not expected to recur during the relevant term to infer an expectation of volatility. The expected term is derived based on the Company’s expectations for option exercise by the recipients. The Company uses U.S. Treasury yields with a maturity similar to the expected or contractual term, as applicable, as the basis for its risk-free interest rate assumption. The Company has never declared a dividend on its common stock and, therefore, assumes a dividend yield of 0%.
For awards with service-based vesting conditions only, the Company recognizes share-based compensation expense on a straight-line basis through the vesting date of the last tranche of the award. For awards which vest based on more than a service condition, the Company recognizes share-based compensation expense using a graded-vesting method, treating each tranche as if it were a separately-granted award and recognizing expense through the vesting date of each individual tranche. In each scenario, the Company recognizes share-based compensation expense to the extent associated service and performance conditions are considered probable to occur. Determinations of probability are made during each reporting period and use available evidence considered relevant for the particular performance condition. The Company recognizes the cumulative effect of changes in the probability of occurrence in the period of re-evaluation. The probability and ultimate resolution of market conditions is not considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Loss Per Common Share
Basic net loss per common share is calculated as net loss available to common stockholders divided by the weighted average common shares outstanding for the applicable period. Net loss available to common stockholders is calculated by adjusting net loss for periodic accumulated dividends on the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”). This amount is divided by the weighted average common shares outstanding during the period.
Weighted average common shares outstanding is calculated as shares of the Company outstanding adjusted for the portion of the period for which they are outstanding. Unvested non-option share awards are excluded from the calculation of weighted average common shares outstanding until they have vested. Unvested stock options are excluded from the calculation of weighted average common shares outstanding until they are exercised. Shares issuable pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”) are included for the minimum number of shares issuable beginning at the point in time that all contingencies for share issuance are resolved.
Diluted net loss per common share adjusts basic net loss per common share for convertible securities, options, equity incentive awards, and other share-based payment awards which have yet to vest and vest only on the satisfaction of a service condition. Equity incentive awards and options that are subject to a performance or market condition are included only if the performance or market condition would be satisfied if the end of the applicable period were the end of the performance period. In any case, these adjustments are reflected in the calculation of diluted net loss per common share to the extent that they reduce basic net loss per common share.
The Company uses the if-converted method to calculate the dilutive effect of the Series B Preferred Stock and other convertible securities to the extent they are outstanding. The if-converted method assumes that convertible securities are converted at the later of the issuance date and the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any accumulated preferred dividends, would decrease basic net loss per common share, these effects are incorporated in the calculation of diluted net loss per common share, adjusted for the portion of the period the securities were outstanding.

The Company uses the treasury stock method to calculate the dilutive effect of options, non-option share awards, and certain other share-based payments. The treasury stock method assumes that the proceeds from exercise are used to repurchase common shares at the weighted average market price during the period, increasing the denominator for the net effect of shares issued upon exercise less hypothetical shares repurchased. Share-based payment awards which are subject to a performance or market condition are included if or to the extent that the applicable performance or market condition has been resolved as if the end of the applicable reporting period were the end of the applicable performance period.
Shares issuable pursuant to the ESPP are included in the calculation of diluted net loss per common share to the extent that such shares would be issued based on the share price at the conclusion of the period, to the extent such shares are not already included in the calculation of weighted average common shares outstanding.
Recently Issued Accounting Standards Not Yet Adopted
All ASUs issued and not yet effective for the three months ended March 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, gross	$48,295	$46,867
Less: allowance for doubtful accounts	(3,601)	(3,783)
Accounts receivable, net	$44,694	$43,084
Activity related to the Company’s allowance for doubtful accounts for the three months ended March 31, 2023 was as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$3,783
Bad debt expense	(60)
Write-offs	(122)
Balance at March 31, 2023	$3,601
Bad debt expense and write-offs were not material for the three months ended March 31, 2022.
4.     Inventory
Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$896	$810
Work in process	6,087	6,855
Finished goods	7,674	5,518
Inventory	$14,657	$13,183

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory and clean room equipment	$16,955	$16,422
Furniture and equipment	15,016	15,016
Leasehold improvements	9,190	9,190
Construction in progress	1,889	1,983
Asset retirement cost	963	983
Finance lease right-of-use asset	189	189
Property and equipment, gross	44,202	43,783
Less: accumulated depreciation and amortization	(36,640)	(35,927)
Property and equipment, net	$7,562	$7,856
Depreciation expense for the three months ended March 31, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$714	$860
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,963	$(7,282)	$2,681	$9,923	$(7,106)	$2,817
Licenses	1,000	(17)	983	1,000	(4)	$996
Total amortized intangible assets	$10,963	$(7,299)	$3,664	$10,923	$(7,110)	$3,813

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,034		1,034	1,031		1,031
Total intangible assets	$13,005		$5,706	$12,962		$5,852
Amortization expense three months ended March 31, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization expense	$190	$172
Expected future amortization of intangible assets as of March 31, 2023, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2023 (excluding the three months ended March 31, 2023)	$569
2024	759
2025	364
2026	209
2027	209
Thereafter	1,554
Total amortized intangible assets	$3,664
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Legal and settlement costs	$6,302	$4,447
Commissions to sales agents	3,060	2,941
Accrued rebates	874	707
Accrued group purchasing organization fees	643	638
Estimated sales returns	610	659
Accrued travel	287	566
Accrued clinical trials	90	90
Other	1,175	976
Accrued expenses	$13,041	$11,024
8.    Long Term Debt, Net
Hayfin Loan Agreement
On June 30, 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP (the “Hayfin Loan Agreement”), which Hayfin funded on July 2, 2020, providing the Company with a senior secured term loan in an aggregate amount of $50.0 million (the “Term Loan”). On February 28, 2022, the Company executed an Amendment to the Hayfin Loan Agreement (as amended, the “Amended Hayfin Loan Agreement”). The Term Loan matures on June 30, 2025 (the “Maturity Date”).
Interest on any borrowings under the Amended Hayfin Loan Agreement is equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.5%, plus a margin of 6.75% per annum (the “Margin”). If LIBOR is unavailable, the Term Loan will carry interest equal to the Margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5%, and 2.5%. The Term Loan carried an interest rate of 11.9% as of March 31, 2023.
As of March 31, 2023, the Company is in compliance with all applicable financial covenants under the Amended Hayfin Loan Agreement. A breach of a financial covenant in the Amended Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
The balances of the Term Loan as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,114)	(1,219)
Original issue discount	(172)	(187)
Long term debt, net	$48,714	$48,594

Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Stated interest	$1,436	$1,031
Amortization of deferred financing costs	105	97
Accretion of original issue discount	16	15
Interest expense	$1,557	$1,143
A summary of principal payments due on the Term Loan, by year, from March 31, 2023 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2023 (excluding the three months ended March 31, 2023)	$—
2024	—
2025	50,000
2026	—
2027	—
Thereafter	—
Outstanding principal	$50,000
As of March 31, 2023, the fair value of the Term Loan was $48.1 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan to March 31, 2023 using this discount rate.
9. Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,983)	$(10,489)
Accumulated dividends on Series B Preferred Stock	1,684	1,586
Net loss available to common stockholders	$(6,667)	$(12,075)
Weighted average common shares outstanding	114,398,813	111,615,839
Basic net loss per common share	$(0.06)	$(0.11)
Diluted Net Loss Per Common Share

The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss available to common stockholders	$(6,667)	$(12,075)
Adjustments:
Accumulated dividends on Series B Convertible Preferred Stock	1,684	1,586
Less: antidilutive adjustments	(1,684)	(1,586)
Total adjustments	—	—
Numerator	$(6,667)	$(12,075)
Weighted average shares outstanding	114,398,813	111,615,839
Adjustments
Potential common shares	30,151,138	29,459,846
Less: antidilutive potential common shares (a)	(30,151,138)	(29,459,846)
Total adjustments	—	—
Weighted average shares outstanding adjusted for potential common shares	114,398,813	111,615,839
Diluted net loss per common share	$(0.06)	$(0.11)
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended March 31,
	2023	2022
Series B Convertible Preferred Stock	29,559,946	27,850,916
Restricted stock unit awards	567,167	822,642
Restricted stock awards	13,133	597,805
Employee stock purchase plan	5,740	—
Performance stock unit awards	5,152	—
Outstanding stock options	—	188,483
Potential common shares	30,151,138	29,459,846
10.    Equity
Series B Convertible Preferred Stock
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of March 31, 2023 were $15.5 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of March 31, 2023.
Based on accumulated dividends as of March 31, 2023, the Series B Preferred Stock was convertible into an aggregate of 29,997,271 shares of the Company’s common stock as of that date.
Equity Incentive Awards
The Company has issued restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”, collectively the “Equity Incentive Awards”) to its employees. The following is summary information for Equity Incentive Awards for the three months ended March 31, 2023.
As of March 31, 2023, there was $34.8 million of unrecognized share-based compensation expense related to share-based payment arrangements. This expense is expected to be recognized over a weighted-average period of 2.58 years, which approximates the remaining vesting period of these grants. The below table summarizes activity of unvested Equity Incentive Awards by award type from January 1, 2023 through March 31, 2023.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	122,755	$6.13	4,774,971	$6.28	241,072	$4.62
Granted	—	—	2,792,086	4.42	3,689,427	3.72
Vested	—	—	(1,497,446)	6.96	—	—
Forfeited	(58,104)	5.77	(421,701)	6.34	(59,524)	4.62
Unvested at March 31, 2023	64,651	$6.47	5,647,910	$5.18	3,870,975	$3.76
Stock Options
A summary of stock option activity for the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	933,894	$6.46
Granted	3,600,000	3.70
Exercised	—	—
Unvested options forfeited	—	—
Vested options expired	(289,231)	5.44
Outstanding at March 31, 2023	4,244,663	4.19	6.51	—
Exercisable at March 31, 2023	644,663	$6.91	0.92	$—
CEO Performance Grant
On January 27, 2023, the Board of Directors appointed Joseph H. Capper to serve as Chief Executive Officer. The Company entered into a Letter Agreement with Mr. Capper that included, among other things, a grant of 3,300,000 PSUs (the “CEO Performance PSUs”) and a non-qualified stock option (the “CEO Performance Option”, collectively with the CEO Performance PSUs, the “CEO Performance Grant”) for 3,600,000 shares of the Company’s common stock. In addition to continued employment with the Company, the occurrence and extent of vesting of each component of the CEO Performance Grant is dependent upon the Company’s operating and share price performance: the CEO Performance PSUs vest on the basis of achieved revenue growth, while the CEO Performance Option vests on the basis of share price appreciation.
CEO Performance PSUs
The CEO Performance PSUs vest in a single tranche on the earlier of the filing date of the Company’s 2026 Annual Report on Form 10-K and March 15, 2027. The occurrence and extent of vesting depends on the Company’s compound annual growth rate (“CAGR”) achieved with respect to its revenue growth between the year ended December 31, 2022 and the year ending December 31, 2026. The PSUs may vest with respect to 50% to 200% of the granted number of PSUs, depending on the extent of CAGR achievement. Failure to achieve the CAGR associated with 50% of achievement would result in no vesting.
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurring based on that estimate. The Company recognized $0.3 million of expense related to the CEO Performance PSUs during the three months ended March 31, 2023.
CEO Performance Option
The CEO Performance Option grants Mr. Capper the right to purchase up to 3,600,000 shares of common stock for $3.70 per share. The CEO Performance Option vests based on the satisfaction of service and market conditions. Mr. Capper may vest in 25% of the CEO Performance Option on each of the first four anniversary dates of the date of grant provided that he remains employed by the Company and provided that specified share price goals are achieved at any point between the date of grant and

January 31, 2027. There are three separate share price goals associated with the CEO Performance Option. If specified share price goals are met at one level, one-third of the option may vest, at a second level, a further one-third may vest, and at a third level, the full amount of the option may vest. Satisfaction of the share price goals is based on the average of the closing price of the Company’s common stock during any 20 consecutive trading days through January 31, 2027 exceeding the stipulated share price goal. The CEO Performance Option expires on February 1, 2030.
The Company estimated the fair value of the awards using a Monte Carlo simulation using the following assumptions:

Assumption
Stock price on grant date	$3.70
Exercise price	$3.70
Risk-free interest rate	3.58%
Expected volatility (annualized)	75.00%
Dividend yield	—%
Weighted average grant date fair value	$1.93
The risk-free interest rate was derived based on the U.S. Treasury Yield curve in effect at the date of grant for maturities of similar periods to the contractual term. The expected volatility was estimated principally based on the Company’s historical daily stock price movements for a term similar in length to the contractual term. The dividend yield was based on the Company’s history of dividends on its common stock. The fair value was determined using an expected term which reflects the anticipated holding and post-vesting behavior pattern, calculated for each individual simulation.
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $0.5 million of expense related to the CEO Performance Option during the three months ended March 31, 2023.
11. Income Taxes
The effective tax rates for the Company were (1.0)% and (0.6)% for the three months ended March 31, 2023 and 2022, respectively. There were no material discrete items affecting the effective tax rate in any period. Net operating losses incurred were offset by a valuation allowance.
12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$1,452	$1,034
Cash paid for income taxes	—	—
Non-cash activities:
Purchases of equipment in accounts payable	223	287
Issuance of shares pursuant to employee stock purchase plan	680	—
Right of use assets arising from operating lease liabilities	—	(37)
13. Commitments and Contingencies

Separation Agreement with Timothy R. Wright
On September 15, 2022, the Company entered into a Separation Agreement and General Release with Timothy R. Wright, the former Chief Executive Officer of the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright a total of $3.1 million in cash in a series of installments through September 2024. Of the $3.1 million, $0.9 million was paid during the three months ended March 31, 2023. $1.6 million, reflecting payments owed to Mr. Wright within one year, is reflected in accrued compensation together with the remaining $0.6 million reflected in other liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2023.
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for the Company’s KOA clinical trial program. Under the terms of the Nordic Agreement, the Company is obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial.
As of March 31, 2023, the Company has paid $3.6 million under the Nordic Agreement, relating to milestones which have been achieved from inception through that date. During the three months ended March 31, 2023, the Company recognized $0.6 million of expense. This amount is included as part of research and development expense in the unaudited condensed consolidated statements of operations for those periods. $2.2 million is reflected in prepaid expenses on the consolidated balance sheet as of March 31, 2023.
Turn Agreement
On December 7, 2022, the Company acquired intellectual property rights pursuant to a Platform Intellectual Property License (the “Turn Agreement”) with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics or “Turn”). The Turn Agreement provided MIMEDX with an exclusive, worldwide, sub-licensable license to use Turn’s proprietary antimicrobial technology platform (PermaFusion®) to develop antimicrobial product line extensions and new products. In addition, the Turn Agreement granted the Company the commercial rights to Turn’s placental collagen matrix product, FleX™ AM (“Flex”), contingent upon Turn’s receipt of FDA 510(k) clearance and other conditions. The Turn Agreement provided for a potential milestone payment by the Company of $9.6 million upon Turn’s receipt of 510(k) clearance for FleX. As of March 31, 2023, FleX has not received 510(k) clearance.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of March 31, 2023 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2022 Form 10-K.
The Company has not accrued for any potential losses related to legal matters as of March 31, 2023. The Company paid $0.2 million toward the resolution of legal matters involving the Company during the three months ended March 31, 2023.
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
Welker v. MiMedx, et. al.
On November 4, 2022, Troy Welker and Min Turner, former optionholders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants, and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants. The Company is defending against the allegations and removed the case to the United States District Court for the Northern District of Georgia. Plaintiffs have filed a motion to remand back to state court, which is currently pending.
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
Other Matters
Under the Florida Business Corporation Act and agreements with its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors who are made party to a proceeding, including a proceeding brought by or in the right of the corporation, with certain exceptions, and to advance expenses to defend such matters. The Company has already borne substantial costs to satisfy these indemnification and expense advance obligations and may continue to do so in the future. Costs incurred pursuant to these agreements are included in investigation, restatement and related expense in the unaudited condensed consolidated statements of operations.
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
Net Sales by Product

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
Below is a summary of net sales by class of product (in thousands):

	Three Months Ended March 31,
	2023	2022
Advanced Wound Care
Tissue/Other	$65,771	$52,852
Cord	5,439	5,597
Total Advanced Wound Care	71,210	58,449
Section 351(1)	466	445
Total	$71,676	$58,894
(1) Revenue recognized from collections relating to revenue transactions for which performance obligations were fulfilled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition, for the three months ended March 31, 2022 of $0.1 million, which were separately presented in previously-issued financial statements, are presented as part of Section 351 in the table above.
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
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended March 31,
	2023	2022
Hospital	$42,171	$35,981
Private Office	21,487	16,157
Other	8,018	6,756
Total	$71,676	$58,894
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2023 or 2022.
15.     Segment Information
The Company has two reportable segments: Wound & Surgical and Regenerative Medicine. See Note 13, Segment Information, included in the 2022 Form 10-K for descriptions of each reportable segment. The accounting policies of the segments are the same as the Company’s accounting policies. See Note 2, Significant Accounting Policies, included in the 2022 Form 10-K.
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

Net sales and segment contribution by each reportable segment for the three months ended March 31, 2023 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$70,629	—	$1,047	$71,676
Cost of sales	11,332	—	1,087	12,419
Selling, general and administrative expense	37,666	—	14,613	52,279
Research and development expense	1,522	4,974	—	6,496
Amortization of intangible assets	—	—	190	190
Segment contribution	$20,109	$(4,974)
Investigation, restatement and related expense				3,673
Operating loss				$(3,381)
Supplemental information
Depreciation expense	$389	$64	$261	$714
Share-based compensation	$1,383	$452	$2,510	$4,345
Net sales and segment contribution by each reportable segment for the three months ended March 31, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$58,330	$—	$564	$58,894
Cost of sales	9,129	—	807	9,936
Selling, general and administrative expense	34,044	—	15,526	49,570
Research and development expense	1,951	4,013	—	5,964
Amortization of intangible assets	—	—	172	172
Segment contribution	$13,206	$(4,013)
Investigation, restatement and related expense				2,552
Operating loss				$(9,300)
Supplemental information
Depreciation expense	$455	$44	$361	$860
Share-based compensation	$1,765	$263	$1,970	$3,998

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MIMEDX is a pioneer and leader in placental biologics focused on addressing the needs of patients with acute and chronic non-healing wounds. We are also advancing a late-stage biologics pipeline targeted at decreasing pain and improving function for patients with knee osteoarthritis (“KOA”). To accomplish these goals, we operate under two defined internal business units: Wound & Surgical and Regenerative Medicine. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”).
We have two classes of products: (1) Advanced Wound Care products, or Section 361 products, consisting of our tissue and cord sheet allograft products, as well as certain particulate products regulated under Section 361, and (2) Section 351 products, consisting of our micronized and certain other particulate products, which, prior to May 31, 2021, the date the FDA’s period of enforcement discretion ended, were used to treat a variety of clinical conditions, including both advanced wound care and musculoskeletal applications. Our Advanced Wound Care products includes two product categories: Tissue/Other and Cord products. We apply Current Good Tissue Practices (“CGTP”) and Current Good Manufacturing Practice (“CGMP”) standards in addition to terminal sterilization to produce our allografts.
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of our existing product portfolio and product development to serve these primary end markets. This business unit is responsible for substantially all sales of our Advanced Wound Care products, as well as the sale of our Section 351 products internationally.
The Regenerative Medicine business focuses on progressing the Company’s placental biologics platform towards registration as a FDA-approved biological drug. Micronized dehydrated human amnion chorion membrane (“mDHACM”) is an injectable placental biologic product candidate in our late-stage pipeline targeted at achieving FDA approval to help decrease pain an improve function in patients suffering from KOA. Prior to May 31, 2021, this business unit was responsible for domestic sales of our Section 351 products. Regenerative Medicine does not currently generate revenue.
This discussion, which presents our results for the three months ended March 31, 2023 and 2022, should be read in conjunction with our financial statements and accompanying notes in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Total Company

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$71,676	$58,894	$12,782	21.7%
Cost of sales	12,419	9,936	2,483	25.0%
Gross profit	59,257	48,958	10,299	21.0%
Selling, general and administrative	52,279	49,570	2,709	5.5%
Research and development	6,496	5,964	532	8.9%
Investigation, restatement and related	3,673	2,552	1,121	43.9%
Amortization of intangible assets	190	172	18	10.5%
Interest expense, net	(1,553)	(1,126)	(427)	37.9%
Income tax provision expense	(51)	(63)	12	(19.0)%
Net loss	$(4,983)	$(10,489)	$5,506	(52.5)%
Net Sales
We recorded net sales for the three months ended March 31, 2023 of $71.7 million, a $12.8 million, or 21.7%, increase compared to the three months ended March 31, 2022, in which we recognized net sales of $58.9 million.

Our sales by care setting were as follows (amounts in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Hospital	$42,171	$35,981	$6,190	17.2%
Private Office	21,487	16,157	5,330	33.0%
Other	8,018	6,756	1,262	18.7%
Total	$71,676	$58,894	$12,782	21.7%
Net sales for the three months ended March 31, 2023 in all sites of service benefited from the alleviation of the Omicron wave of the Covid-19 Pandemic, which adversely impacted sales during the three months ended March 31, 2022, as well as one additional shipping day during the three months ended March 31, 2023.
Net sales in the Hospital care setting were $42.2 million for the three months ended March 31, 2023, a $6.2 million or 17.2% increase compared to $36.0 million for the three months ended March 31, 2022. The increase was primarily driven by sales of our new products that we introduced during the third quarter of 2022.
Net sales in the Private Office care setting grew $5.3 million, or 33.0%, to $21.5 million for the three months ended March 31, 2023, compared to $16.2 million for the three months ended March 31, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution resulting from a prioritization of this site of service.
Net sales in other care settings increased $1.3 million, or 18.7%, year-over-year. The increase was primarily driven by our new products and initial sales of EPIFIX in Japan.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended March 31, 2023 and 2022 was $12.4 million and $9.9 million, respectively, an increase of $2.5 million, or 25.0%. Gross profit margin for the three months ended March 31, 2023 was 82.7% compared to 83.1% for the three months ended March 31, 2022. Increases in cost of sales were driven by increases in sales volume noted above.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2023 was $52.3 million, compared to $49.6 million for the three months ended March 31, 2022, an increase of $2.7 million, or 5.5%. The increase in SG&A was driven by year-over-year increases in commissions due to greater sales volume, as well as a larger proportion of sales through sales agents during the three months ended March 31, 2023. In addition, we incurred more travel expenses during the three months ended March 31, 2023 compared to the prior year when we had more restrictions on travel due to the Covid-19 Pandemic. These increases were offset by year-over-year decreases in personnel costs, reflecting the results of our cost reduction efforts which began during the third quarter of 2022.
Research and Development Expense
Our research and development expense increased $0.5 million, or 8.9%, to $6.5 million for the three months ended March 31, 2023, compared to $6.0 million for the three months ended March 31, 2022. The increase reflects the commencement of our registrational clinical trial during the three months ended March 31, 2023.

Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended March 31, 2023 was $3.7 million compared to $2.6 million for the three months ended March 31, 2022. The increase was attributable, in part, to a recovery during the three months ended March 31, 2022 of expenses previously advanced on behalf of a former officer. We remain subject to indemnification agreements with certain former officers and directors of the Company for whom legal proceedings arising from the Audit Committee Investigation completed in May 2019 are still ongoing, in particular, our former chief financial officer.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended March 31, 2023 and 2022.

Interest Expense, Net
Interest expense, net was $1.6 million for the three months ended March 31, 2023 compared to $1.1 million for the three months ended March 31, 2022, an increase of $0.4 million, or 37.9%. The variance was the result of year-over-year increases in the reference rate on our Term Loan.
Income Tax Provision Expense
The effective tax rates for the Company were (1.0)% and (0.6)% for the three months ended March 31, 2023 and March 31, 2022, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Wound & Surgical

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$70,629	$58,330	$12,299	21.1%
Cost of sales	11,332	9,129	2,203	24.1%
Selling, general and administrative expense	37,666	34,044	3,622	10.6%
Research and development expense	1,522	1,951	(429)	(22.0)%
Segment contribution	$20,109	$13,206	$6,903	52.3%
Our Wound & Surgical business recorded $70.6 million of net sales for the three months ended March 31, 2023, a $12.3 million, or 21.1%, increase compared to the $58.3 million we recorded for the three months ended March 31, 2022. The increase in net sales was driven primarily by sales of our new products that we introduced in the third quarter of 2022. In addition, we saw growth in private office care settings, driven by strong commercial execution resulting from a prioritization of this site of service. We also benefited from the amelioration of the Omicron wave of the Covid-19 Pandemic, which negatively impacted sales during the three months ended March 31, 2022, and an additional selling day versus the first quarter of 2022.
Cost of sales for the three months ended March 31, 2023 was $11.3 million, a $2.2 million, or 24.1%, increase compared to the $9.1 million recognized for the three months ended March 31, 2022. The increase was driven by increases in sales volumes.
Selling, general and administrative expense was $37.7 million for the three months ended March 31, 2023, a $3.6 million, or 10.6%, increase over the three months ended March 31, 2022, during which we incurred $34.0 million of expenses. The increase was driven by year-over-year increases in commissions resulting from increases in sales volume and proportionally more sales to sales agents. The increase was further driven by higher travel expenses, which resulted from the the removal of company-imposed travel restrictions during the three months ended March 31, 2022. These effects were offset by year-over-year decreases in personnel costs.
Research and development expense was $1.5 million for the three months ended March 31, 2023, compared to $2.0 million for the three months ended March 31, 2022. The decrease reflects a refocusing of internal resources toward our registrational clinical trial.
Segment contribution margin for Wound & Surgical was 28.5% for the three months ended March 31, 2023, compared to 22.6% for the three months ended March 31, 2022.
Regenerative Medicine

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Research and development expense	$4,974	$4,013	$961	23.9%
Segment contribution	$(4,974)	$(4,013)	$(961)	23.9%
Research and development expense was $5.0 million for the three months ended March 31, 2023, compared to $4.0 million for the three months ended March 31, 2022, an increase of $1.0 million. The increase reflects the commencement of our registrational clinical trial during the three months ended March 31, 2023.

Corporate
SG&A expense for the Corporate function was $14.6 million, or 20.4% of total net sales, for the three months ended March 31, 2023, compared to $15.5 million for the three months ended March 31, 2022, reflecting 26.4% of total net sales. The decrease in SG&A expense was primarily due to year-over-year decreases in professional services costs.
Non-GAAP Financial Measures
In addition to our GAAP results, we provide certain Non-GAAP measures including Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), and Adjusted EBITDA. We believe that the presentation of these measures provides important supplemental information to management and investors regarding our performance. These measurements are not a substitute for GAAP measurements, and the manner in which we calculate such metrics may not be identical to the manner in which other companies calculate and present similar metrics. Company management uses these Non-GAAP measures as aids in monitoring our ongoing financial performance from quarter-to-quarter and year-to-year on a regular basis and for benchmarking against comparable companies.
EBITDA and Adjusted EBITDA
In addition to our GAAP results, we provide the following Non-GAAP measures: Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. These measurements are not and should be used as a substitute for GAAP measures. Company management uses these Non-GAAP measures as aids in monitoring our ongoing financial performance on a regular basis and for benchmarking against comparable companies.
EBITDA is intended to provide a measure of our operating performance as it eliminates the effects of financing and capital expenditures. EBITDA consists of GAAP net income or loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, net, and (iv) income tax provision.
Adjusted EBITDA is intended to provide an enduring, normalized view of EBITDA and our broader business operations that we expect to experience on an ongoing basis by removing certain non-cash items and items which may be irregular, one-time, or non-recurring from EBITDA. This includes share-based compensation, which is predominantly settled in shares. This enables us to identify underlying trends in our business that could otherwise be masked by such items.
Adjusted EBITDA consists of GAAP net income or loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) investigation, restatement and related expenses, and (vi) share-based compensation.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.

A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,983)	$(10,489)
Net margin	(7.0)%	(17.8)%
Non-GAAP Adjustments:
Depreciation expense	714	860
Amortization of intangible assets	190	172
Interest expense, net	1,553	1,126
Income tax provision	51	63
EBITDA	(2,475)	(8,268)
EBITDA margin	(3.5)%	(14.0)%
Additional Non-GAAP Adjustments
Investigation, restatement and related expenses	3,673	2,552
Share-based compensation	4,345	3,998
Adjusted EBITDA	$5,543	$(1,718)
Adjusted EBITDA margin	7.7%	(2.9)%
Discussion of Cash Flows
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2023 was $4.0 million, compared to $10.2 million for the three months ended March 31, 2022. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers. These increases were offset by year-over-year increases in operating expenses.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2023 was $0.7 million, compared to $0.1 million for the three months ended March 31, 2022. This increase reflects a $0.5 million year-over-year increase in capital expenditures.
Financing Activities
We did not have meaningful cash flows from financing activities during the three months ended March 31, 2023. Cash used in financing activities was $1.0 million during the three months ended March 31, 2022. We ceased withholding shares to satisfy employee tax obligations during 2022. Accordingly, we did not have any cash paid for tax withholdings during the three months ended March 31, 2023, compared to $1.2 million for the three months ended March 31, 2022. Further, no optionholders exercised their options during the three months ended March 31, 2023. This compares to $0.2 million of cash receipts from option exercises in the prior year.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of March 31, 2023, we had $61.2 million of cash and cash equivalents, total current assets of $131.7 million and total current liabilities of $40.9 million, reflecting a current ratio of 3.2.
We are currently paying our obligations in the ordinary course of business.
We anticipate cash requirements related to the following items within one year of the date of the filing of this Quarterly Report:
•investments to advance and expand our existing product portfolio;

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
No principal payments are due on the Term Loan until the Maturity Date. Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. Interest on any borrowings under the Term Loan is equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.5%, plus a margin of 6.75%. If LIBOR is unavailable, the loan will carry interest at the 6.75% margin plus the greatest of the Prime Rate, the Federal Funds Rate plus 0.5%, and 2.5%. An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default, as defined in the Amended Hayfin Loan Agreement. As of March 31, 2023, the Term Loan carried an interest rate of 11.9%.
The Amended Hayfin Loan Agreement contains certain financial covenants, including a Minimum Consolidated Total Net Sales, tested quarterly, and a Minimum Liquidity, tested monthly (each as defined). In addition, the Amended Hayfin Loan Agreement includes certain negative covenants and events of default customary for facilities of this type. Upon the occurrence of such events of default, all outstanding loans under the Amended Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. The Amended Hayfin Loan Agreement also specifies mandatory prepayments based on a percentage of Excess Cash Flow (as defined in the Amended Hayfin Loan Agreement, if such is generated), as well as upon the occurrence of other events specified in the Amended Hayfin Loan Agreement.
As of March 31, 2023, we are in compliance with all financial covenants under the Amended Hayfin Loan Agreement. A breach of a financial covenant in the Amended Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lenders’ remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of March 31, 2023.
The Series B Preferred Stock accumulates dividends at a rate of 6.0% per annum. Dividends are declared at the sole discretion of our Board of Directors. Dividends, if declared, are paid in cash at the end of each quarter based on dividend amounts that accumulate beginning on the last payment date through the day prior to the end of each quarter. In lieu of paying a dividend, we may elect to accrue the dividend owed to shareholders. Dividend balances accumulate at the prevailing dividend rate for each dividend period during which they are outstanding.
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into our common stock at any time at the option of the holder at a conversion price of $3.85 per common share. The Series B Preferred Stock converts automatically at any time after July 2, 2023, provided that the common stock has traded at $7.70 or higher (i) for 20 out of 30 consecutive trading days, and (ii) on such date of conversion.
If we undergo a change of control, we will have the option to repurchase some or all then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference and any accumulated an unpaid dividends. If we do not exercise this right, holders of the Series B Preferred Stock will have the option to (1) require us to repurchase any or all of our then-outstanding shares of Series B Preferred Stock in an amount equal to the liquidation preference plus unpaid dividends, or (2) convert the Series B Preferred stock into common stock and receive its pro rata consideration thereunder.

We have not declared or paid any cash dividends on our Series B Preferred Stock since issuance. Dividends accumulated but not paid as of March 31, 2023 were $15.5 million. The Series B Preferred Stock was convertible into 29,997,271 shares of common stock as of March 31, 2023.
Share Repurchases
We did not repurchase any shares of our common stock during the three months ended March 31, 2023. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contractual Obligations
Except as described below, there were no significant changes to our contractual obligations during the three months ended March 31, 2023 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2022 Form 10-K.
Turn Agreement
On December 7, 2022, we acquired intellectual property rights pursuant to a Platform Intellectual Property License (the “Turn Agreement”) with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics or “Turn”). The Turn Agreement provided MIMEDX with an exclusive, worldwide, sub-licensable license to use Turn’s proprietary antimicrobial technology platform (PermaFusion®) to develop antimicrobial product line extensions and new products. In addition, the Turn Agreement granted us commercial rights to Turn’s placental collagen matrix product, FleX™ AM (“Flex”), contingent upon Turn’s receipt of FDA 510(k) clearance and other conditions. The Turn Agreement provided for a potential milestone payment by us of $9.6 million upon Turn’s receipt of 510(k) clearance for FleX. As of March 31, 2023, FleX has not received 510(k) clearance, and we do not currently anticipate that this payment will be made in 2023.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our 2022 Form 10-K.
In addition, during the period covered by this report, we identified the following critical accounting estimates which were not material to the 2022 Form 10-K.
Share-Based Compensation Expense
Description
We measure stock options and other stock-based awards granted to employees based on their fair value on the date of the grant and recognize the assessed fair value as share-based compensation expense, straight-line, over the requisite service period to achieve the award based on the vesting requirements, to the extent that the achievement of performance conditions associated with such awards, as applicable, are determined to be “probable.”
Judgments and Uncertainties
Share-based payment arrangements are measured at fair value on the grant date. The fair value of equity incentive awards, which are usually shares of Company stock, are generally measured at the last trading price on the grant date.
The fair value of stock options is calculated using an appropriate valuation technique. The valuation technique generally requires us to make certain assumptions, including (1) the fair value of the common stock, (2) the expected volatility of our stock price, (3) the expected term of the award, (4) the risk-free interest rate, and (5) expected dividends. Our expectation for volatility is generally based on historical daily share price movements, with certain adjustments for abnormal share price activity associated with events which are not expected to recur during the expected term. The expected term of the award requires us to make assumptions regarding the post-vesting behavior of the recipients, which is based off of available evidence. Our assumption for the risk-free rate is derived from prevailing U.S. Treasuries with similar terms to the award on the grant date. Our assumption for dividends is derived from our own dividend history.

To the extent that any such awards are subject to a market condition, the resolution of the market condition is reflected in the fair value of the grant date. Further, the requisite service period associated with an award containing a market condition must derive the service period over which the market condition is expected to be met. Fair value and derived service periods are generally determined using a Monte Carlo simulation.
Subsequent to the determination of fair value, we recognize expense to the extent we evaluate that performance conditions associated with share-based payment arrangements are probable of occurring. In certain cases where the extent of vesting is based on the extent of achievement, we are required to determine the extent to which achievement is probable. We determine probable performance based on actual performance to date, internally-developed budgets and forecasts for periods covered by the relevant performance condition, and other evidence deemed relevant to this determination. We re-evaluate our probability assessments at least quarterly, with any revisions reflected as a cumulative adjustment to expense. Because of the cumulative nature of adjustments, during any period in which we re-evaluate probability, the adjustments could significantly impact our results of operations.
Sensitivity of Estimate to Change
During the three months ended March 31, 2023, we granted stock options with a fair value on the grant date of $7.0 million. This estimate was determined using a Monte Carlo simulation using the following inputs:

Assumption
Stock price on grant date	$3.70
Exercise price	$3.70
Risk-free interest rate	3.58%
Expected volatility (annualized)	75.00%
Dividend yield	—%
Weighted average grant date fair value	$1.93
The granted stock options reflected an expected term based on our expectations for exercise activity. Changes in any of these assumptions could result in a revised estimate of fair value of the granted stock options, which would impact the amount of expense recognized over the requisite service period, and could materially affect the total fair value or the amount of expense recognized in a particular period.
In addition, cumulative expense recognized for unvested performance stock unit awards was $0.5 million as of March 31, 2023. This is based on determinations regarding probable resolution or the extent of probable resolution of relevant performance conditions to earn such awards. If it is subsequently determined that the performance conditions associated with these awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reverse up to this amount of expense in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2, Significant Accounting Policies, to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to risks associated with changes in interest rates that could adversely affect our results of operations and financial condition. We do not hedge against interest rate risk.
The interest rate on our Term Loan is determined quarterly based on the 3-month U.S. Dollar LIBOR rate, subject to a floor of 1.5%. As of March 31, 2023, the interest rate on our Term Loan was 11.9%. A 100 basis point change in LIBOR, to the extent that such change would not cause LIBOR to be below the 1.5% minimum, would change our interest expense by $0.5 million on an annualized basis.
During the three months ended March 31, 2023, we incurred $0.4 million in incremental interest expense compared to the equivalent period in the prior year resulting from increases in LIBOR during the intervening period.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. The description of our securities class action and the Welker v. MiMedx, et. Al case contained in Note 13, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1*
Amended and Restated Bylaws of MiMedx Group, Inc., as amended and restated as of February 16, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2023).

10.1*
Employment Offer Letter between MiMedx Group, Inc. and Ricci S. Whitlow dated December 27, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2023).

10.2*
Letter Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.3*
Performance Stock Unit Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.4*
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

May 2, 2023	MIMEDX GROUP, INC.

	By:	/s/ Peter M. Carlson
Peter M. Carlson
Chief Financial Officer and Principal Financial Officer