Form 10-Q
period 2023-06-30
MIMEDX GROUP, INC.
filed 2023-08-01
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2023

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
Yes ☐ No ☒

There were 116,109,125 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 27, 2023.

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
•our expectations regarding future revenue growth, margins, and cash flows;
•our expectations regarding our ability to fund our ongoing operations and future operating costs and the sufficiency of our liquidity and existing capital resources to implement our current business priorities;
•the advantages of our products and development of new products;
•our expectations regarding the size of potential markets for our products and any growth in such markets;
•our expectations regarding the regulatory pathway for our products;
•our expectations regarding ongoing regulatory obligations and oversight and the changing nature thereof impacting our products, research and clinical programs, and business, including those relating to patient privacy;
•our expectations regarding costs relating to compliance with regulatory requirements, including those arising from maintaining current Good Tissue Practice compliance;
•the likelihood, timing, and scope of possible regulatory approval and commercial launch of new products;

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
•the ongoing and future effects arising from the COVID-19 pandemic (“Covid-19”) and possible other future health emergencies on our business, employees, suppliers and other third parties with whom we do business, and our responses intended to mitigate such effects;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,652	$65,950
Accounts receivable, net	48,963	43,084
Inventory	16,815	13,183
Prepaid expenses	3,683	8,646
Other current assets	3,110	3,335
Total current assets	141,223	134,198
Property and equipment, net	7,261	7,856
Right of use asset	2,742	3,400
Goodwill	19,441	19,976
Intangible assets, net	5,565	5,852
Other assets	146	148
Total assets	$176,378	$171,430
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,150	$8,847
Accrued compensation	21,602	21,852
Accrued expenses	12,645	11,024
Other current liabilities	2,063	1,834
Total current liabilities	44,460	43,557
Long term debt, net	48,838	48,594
Other liabilities	3,252	4,773
Total liabilities	$96,550	$96,924
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at June 30, 2023 and December 31, 2022	$92,494	$92,494
Stockholders' deficit
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at June 30, 2023 and December 31, 2022	$—	$—
Common stock; $0.001 par value; 250,000,000 shares authorized, 116,109,125 issued and outstanding at June 30, 2023 and 187,500,000 shares authorized, 113,705,447 issued and outstanding at December 31, 2022	116	114
Additional paid-in capital	182,907	173,804
Accumulated deficit	(195,689)	(191,906)
Total stockholders' deficit	(12,666)	(17,988)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$176,378	$171,430
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$81,257	$66,883	$152,933	$125,777
Cost of sales	13,583	11,823	26,002	21,759
Gross profit	67,674	55,060	126,931	104,018

Operating expenses:
Selling, general and administrative	51,925	55,793	104,202	105,363
Research and development	8,497	5,512	14,993	11,476
Restructuring (Note 16)	3,256	—	3,256	—
Investigation, restatement and related	1,017	3,218	4,690	5,770
Amortization of intangible assets	191	173	380	345
Operating income (loss)	2,788	(9,636)	(590)	(18,936)

Other expense, net
Interest expense, net	(1,630)	(1,170)	(3,184)	(2,295)
Other expense, net	(32)	—	(32)	(1)
Income (loss) before income tax provision	1,126	(10,806)	(3,806)	(21,232)
Income tax provision benefit (expense)	74	(62)	23	(125)
Net income (loss)	$1,200	$(10,868)	$(3,783)	$(21,357)

Net loss available to common shareholders (Note 9)	$(528)	$(12,496)	$(7,194)	$(24,571)

Net loss per common share - basic	$(0.00)	$(0.11)	$(0.06)	$(0.22)
Net loss per common share - diluted	$(0.00)	$(0.11)	$(0.06)	$(0.22)

Weighted average common shares outstanding - basic	115,866,371	112,867,912	115,136,646	112,245,334
Weighted average common shares outstanding - diluted	115,866,371	112,867,912	115,136,646	112,245,334

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2023	115,380,542	$115	$178,829	334	$(1)	$(196,889)	$(17,946)
Share-based compensation expense	—	—	4,060	—	—	—	4,060
Exercise of stock options	4,334	—	20	—	—	—	20
Issuance of restricted stock	724,249	1	(16)	(4,485)	15	—	—
Restricted stock shares canceled/forfeited	—	—	14	4,151	(14)	—	—
Net income	—	—	—	—	—	1,200	1,200
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2022	113,525,178	$114	$165,490	172,768	$(840)	$(172,198)	$(7,434)
Share-based compensation expense	—	—	4,428	—	—	—	4,428
Exercise of stock options	84,096	—	143	(25,904)	128	—	271
Issuance of restricted stock	—	—	(723)	(148,696)	723	—	—
Restricted stock shares canceled/forfeited	—	—	14	2,835	(14)	—	—
Net loss	—	—	—	—	—	(10,868)	(10,868)
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation	—	—	8,405	—	—	—	8,405
Employee stock purchase plan	235,419	—	680	—	—	—	680
Issuance of restricted stock	2,163,925	2	(195)	(62,255)	193	—	—
Restricted stock shares canceled/forfeited	—	—	193	62,255	(193)	—	—
Exercise of stock options	4,334	—	20	—	—	—	20
Net loss	—	—	—	—	—	(3,783)	(3,783)
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	8,426	—	—	—	8,426
Exercise of stock options	84,096	—	(829)	(150,238)	1,266	—	437
Issuance of restricted stock	821,252	1	(3,960)	(880,749)	3,959	—	—
Restricted stock shares canceled/forfeited	—	—	20	3,502	(20)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(21,357)	(21,357)
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,783)	$(21,357)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Share-based compensation	8,405	8,426
Impairment of clinical trial assets	2,130	—
Depreciation	1,401	1,718
Non-cash lease expenses	658	610
Impairment of goodwill	535	—
Amortization of intangible assets	380	345
Bad debt expense	289	2,391
Amortization of deferred financing costs	245	229
Accretion of asset retirement obligation	43	46
Gain on fixed asset disposal	—	(15)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,170)	301
Inventory	(3,633)	(1,993)
Prepaid expenses	2,832	2,061
Other assets	226	(353)
Accounts payable	(130)	442
Accrued compensation	(345)	(6,316)
Accrued expenses	1,218	740
Other liabilities	(574)	(503)
Net cash flows provided by (used in) operating activities	3,727	(13,228)

Cash flows from investing activities:
Purchases of equipment	(932)	(498)
Patent application costs	(93)	(103)
Proceeds from sale of equipment	—	24
Net cash flows used in investing activities	(1,025)	(577)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	437
Principal payments on finance lease	(20)	(22)
Stock repurchased for tax withholdings on vesting of restricted stock	—	(1,191)
Net cash flows used in financing activities	—	(776)

Net change in cash	2,702	(14,581)

Cash and cash equivalents, beginning of period	65,950	87,083
Cash and cash equivalents, end of period	$68,652	$72,502
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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
During the three and six months ended June 30, 2023, the Company operated as two defined, internal business units: Wound & Surgical and Regenerative Medicine. On June 20, 2023, the Company announced that it would disband its Regenerative Medicine business unit, the primary function of which was to obtain FDA approval to market the Company’s micronized dehydrated amnion chorion membrane (“mDHACM”) injectable product to reduce pain and restore function in patients suffering from Knee Osteoarthritis (“KOA”) in the United States. The Company also announced a suspension of its associated Knee Osteoarthritis clinical trial program.
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 for a description of all significant accounting policies.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2022 Form 10-K.
Reclassifications
Decrease in cash resulting from changes in income taxes of $0.1 million for the six months ended June 30, 2022, which was separately presented in the unaudited condensed consolidated statement of cash flows in previously-issued financial statements, is included as part of increases and decreases in cash resulting from changes in other assets in the unaudited condensed consolidated statement of cash flows included as part of these financial statements.
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
The fair value of stock option grants is estimated using an option pricing model, as appropriate based on the terms of the grant. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, which generally follows the inputs to a Black-Scholes option pricing model. Absent the availability of an option market with similar terms to the awarded options, the Company infers an expectation for volatility using the historical volatility of daily price changes in its share price for a period equal to the contractual or expected term of the option, as applicable, subject to adjustment for price activity associated with certain events which are not expected to recur during the relevant term. The expected term is derived based on the Company’s expectations for option exercise by the recipients. The Company uses U.S. Treasury yields with a maturity similar to the expected or contractual term, as applicable, as the basis for its risk-free interest rate assumption. The Company has never declared a dividend on its common stock and, therefore, assumes a dividend yield of 0%.
Expense is recognized over the requisite service period to achieve a vesting condition associated with an award, which can either be explicitly defined by the award, implied by its terms, or derived from potential market movements. In situations where multiple vesting conditions must be achieved, the longest service period is used as a basis for expense recognition. Derived service periods associated with market conditions are accelerated if such market conditions are met prior to the initially-assessed derived service period, but are not deferred if the market conditions are not met prior to the end of the initially-assessed derived service period.
For awards with only service-based vesting conditions, the Company recognizes share-based compensation expense on a straight-line basis through the vesting date of the last tranche of the award. For awards which vest based on more than service conditions, the Company recognizes share-based compensation expense using a graded-vesting method, treating each tranche as if it were a separately-granted award and recognizing expense through the vesting date of each individual tranche. In each scenario, the Company recognizes share-based compensation expense to the extent that the associated service and performance conditions are considered probable to occur. Determinations of probability are made each reporting period and the Company uses available evidence considered relevant for evaluating the performance conditions. The Company recognizes the cumulative effect of changes in the probability of occurrence in the period of re-evaluation. The probability of occurrence and ultimate resolution of a market condition is not considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated as net income (loss) available to common stockholders divided by the weighted average common shares outstanding for the applicable period. Net income (loss) available to common stockholders is calculated by adjusting net income (loss) for periodic accumulated dividends on the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”). This amount is divided by the weighted average common shares outstanding during the period.
Weighted average common shares outstanding is calculated as shares of the Company outstanding adjusted for the portion of the period for which they are outstanding. Unvested non-option share awards are excluded from the calculation of weighted average common shares outstanding until they have vested. Unexercised stock options are excluded from the calculation of weighted average common shares outstanding until they are exercised. Shares issuable pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”) are included for the minimum number of shares issuable beginning at the point in time that all contingencies for share issuance are resolved.
Diluted net income (loss) per common share adjusts basic net income (loss) per common share for convertible securities, options, equity incentive awards, and other share-based payment awards which have yet to vest and vest only on the satisfaction of a service condition. Equity incentive awards and options that are subject to a performance or market condition are included only if the performance or market condition would be satisfied if the end of the applicable period were the end of the performance period. In any case, these adjustments are reflected in the calculation of diluted net income (loss) per common share to the extent that they reduce basic net income (loss) per common share.
The Company uses the if-converted method to calculate the dilutive effect of the Series B Preferred Stock and other convertible securities to the extent they are outstanding. The if-converted method assumes that convertible securities are converted at the later of the issuance date and the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any accumulated preferred dividends, would decrease basic net income (loss) per common share, these effects are incorporated in the calculation of diluted net income (loss) per common share, adjusted for the portion of the period the securities were outstanding.
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
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides temporary expedients to accounting guidance for certain contract modifications and hedging arrangements to ease financial reporting burdens as a result of market transitions from certain reference rates, including the London Interbank Offered Rate (“LIBOR”). The updates are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024.
In June 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the loan agreement, dated as of June 30, 2020, by and among the Company, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP, and certain other parties, (as amended, the “Hayfin Loan Agreement”), pursuant to which the reference rate used to determine the interest rate was changed from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Because the only terms of the Second Amendment that affected the Company’s contractual cash flows were related to the changes in the reference rate, the Company adopted the optional guidance prescribed by Topic 848 to this transaction. The adoption of ASU 2020-04 and its application to the Second Amendment did not materially impact the Company’s unaudited condensed consolidated financial statements as of or for the three or six months ended June 30, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
All ASUs issued and not yet effective for the three and six months ended June 30, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position and results of operations.

3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, gross	$51,159	$46,867
Less: allowance for doubtful accounts	(2,196)	(3,783)
Accounts receivable, net	$48,963	$43,084
Activities related to the Company’s allowance for doubtful accounts for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at April 1	$3,601	$1,386
Bad debt expense	349	2,168
Write-offs	(1,754)	(83)
Balance at June 30	$2,196	$3,471
Activities related to the Company’s allowance for doubtful accounts for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at January 1	$3,783	$1,187
Bad debt expense	289	2,391
Write-offs	(1,876)	(107)
Balance at June 30	$2,196	$3,471
4.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$875	$810
Work in process	7,885	6,855
Finished goods	8,055	5,518
Inventory	$16,815	$13,183
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory and clean room equipment	$17,211	$16,422
Furniture and equipment	15,223	15,016
Leasehold improvements	9,328	9,190
Construction in progress	1,649	1,983
Asset retirement cost	944	983
Finance lease right-of-use asset	189	189
Property and equipment, gross	44,544	43,783
Less: accumulated depreciation and amortization	(37,283)	(35,927)
Property and equipment, net	$7,261	$7,856
Depreciation expense for the three and six months ended June 30, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$687	$858	$1,401	$1,718
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Goodwill and Intangible Assets, Net
Goodwill
The following table provides a summary of goodwill activity for the three months ended June 30, 2023 (amounts in thousands):

	Wound & Surgical	Regenerative Medicine	Goodwill
Balance as of March 31, 2023	$19,441	$535	$19,976
Impairment of goodwill	—	(535)	(535)
Balance as of June 30, 2023	$19,441	$—	$19,441
The following table provides a summary of goodwill activity for the six months ended June 30, 2023:

	Wound & Surgical	Regenerative Medicine	Goodwill
Balance as of December 31, 2022	$19,441	$535	$19,976
Impairment of goodwill	—	(535)	(535)
Balance as of June 30, 2023	$19,441	$—	$19,441
There was no goodwill activity during either the three or six months ended June 30, 2022.
Impairment of Regenerative Medicine Business Unit
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. As a result of this event, the Company evaluated goodwill associated with the Regenerative Medicine reporting unit for potential impairment. The Company estimated fair value for the reporting unit using the income approach; specifically, a discounted cash flow method. As a result of this assessment, management concluded that the carrying value of the reporting unit exceeded its carrying value by an amount that exceeded its goodwill balance. Accordingly, the Company recognized an impairment loss for the full amount of the goodwill ascribed to the Regenerative Medicine reporting unit. The impairment loss is included as a component of restructuring expense in the unaudited condensed statement of operations for the three and six months ended June 30, 2023.

Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,968	$(7,461)	$2,507	$9,923	$(7,106)	$2,817
Licenses	1,000	(29)	971	1,000	(4)	$996
Total amortized intangible assets	$10,968	$(7,490)	$3,478	$10,923	$(7,110)	$3,813

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,079		1,079	1,031		1,031
Total intangible assets	$13,055		$5,565	$12,962		$5,852
Expected future amortization of intangible assets as of June 30, 2023, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2023 (excluding the six months ended June 30, 2023)	$379
2024	759
2025	364
2026	210
2027	209
Thereafter	1,557
Total amortized intangible assets	$3,478
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Legal and settlement costs	$5,239	$4,447
Commissions to sales agents	2,958	2,941
Accrued group purchasing organization fees	716	638
Estimated sales returns	810	659
Accrued rebates	630	707
Accrued contract termination costs	567	—
Accrued travel	414	566
Accrued clinical trials	90	90
Other	1,221	976
Accrued expenses	$12,645	$11,024
8.    Long Term Debt, Net

Hayfin Loan Agreement
On June 30, 2020, the Company entered into the Hayfin Loan Agreement, which Hayfin funded on July 2, 2020, providing the Company with a senior secured term loan in an aggregate amount of $50.0 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”).
On June 15, 2023, the Company entered into the Second Amendment to the Hayfin Loan Agreement to change the LIBOR reference rate under the Hayfin Loan Agreement from LIBOR to SOFR. Prior to the Second Amendment, interest on any borrowings under the Hayfin Loan Agreement was based on LIBOR, subject to a floor of 1.5% (the “Floor”), plus a margin of 6.75% per annum (the “Margin”). Subsequent and pursuant to the Second Amendment, interest on any borrowings is based on SOFR, plus a fallback provision of 0.15%, subject to the Floor, plus the Margin. The Term Loan carried an interest rate of 12.1% as of June 30, 2023.
As of June 30, 2023, the Company was in compliance with all applicable financial covenants under the Hayfin Loan Agreement. A breach of a financial covenant in the Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lender’s remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
The balances of the Term Loan as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Outstanding principal	$50,000	$50,000
Deferred financing costs	(1,007)	(1,219)
Original issue discount	(155)	(187)
Long term debt, net	$48,838	$48,594
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest	$1,505	$1,043	$2,956	$2,074
Amortization of deferred financing costs	108	101	212	199
Accretion of original issue discount	17	16	33	30
Interest expense	$1,630	$1,160	$3,201	$2,303
A summary of principal payments due on the Term Loan, by year, from June 30, 2023 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2023 (excluding the six months ended June 30, 2023)	$—
2024	—
2025	50,000
2026	—
2027	—
Thereafter	—
Outstanding principal	$50,000
As of June 30, 2023, the fair value of the Term Loan was $47.9 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan to June 30, 2023 using this discount rate.

9. Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated using two methods: basic and diluted.
Basic Net Income (Loss) Per Common Share
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,200	$(10,868)	$(3,783)	$(21,357)
Accumulated dividends on Series B Preferred Stock	1,728	1,628	3,411	3,214
Net loss available to common stockholders	$(528)	$(12,496)	$(7,194)	$(24,571)
Weighted average common shares outstanding	115,866,371	112,867,912	115,136,646	112,245,334
Basic net loss per common share	$(0.00)	$(0.11)	$(0.06)	$(0.22)
Diluted Net Income (Loss) Per Common Share
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss available to common stockholders	$(528)	$(12,496)	$(7,194)	$(24,571)
Adjustments:
Accumulated dividends on Series B Convertible Preferred Stock	1,728	1,628	3,411	3,214
Less: antidilutive adjustments	(1,728)	(1,628)	(3,411)	(3,214)
Total adjustments	—	—	—	—
Numerator	$(528)	$(12,496)	$(7,194)	$(24,571)
Weighted average shares outstanding	115,866,371	112,867,912	115,136,646	112,245,334
Adjustments
Potential common shares	30,996,553	29,199,666	30,273,154	29,102,650
Less: antidilutive potential common shares (a)	(30,996,553)	(29,199,666)	(30,273,154)	(29,102,650)
Total adjustments	—	—	—	—
Weighted average shares outstanding adjusted for potential common shares	115,866,371	112,867,912	115,136,646	112,245,334
Diluted net loss per common share	$(0.00)	$(0.11)	$(0.06)	$(0.22)
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series B Convertible Preferred Stock	29,997,271	28,262,957	29,559,946	27,850,916
Restricted stock unit awards	943,659	487,708	674,215	635,997
Restricted stock awards	34,244	295,107	24,572	444,511
Performance stock unit awards	16,189	61,488	11,486	30,914
Outstanding stock options	5,190	92,406	65	140,312
Employee stock purchase plan	—	—	2,870	—
Potential common shares	30,996,553	29,199,666	30,273,154	29,102,650

10.    Equity
Series B Convertible Preferred Stock
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of June 30, 2023 were $17.2 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of June 30, 2023.
Based on accumulated dividends as of June 30, 2023, the Series B Preferred Stock was convertible into an aggregate of 30,445,997 shares of the Company’s common stock as of that date.
Equity Incentive Awards
The Company has issued restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”, together with RSAs and RSUs, collectively, the “Equity Incentive Awards”) to its employees. The following is summary information for Equity Incentive Awards for the six months ended June 30, 2023.
As of June 30, 2023, there was $31.6 million of unrecognized share-based compensation expense related to the Equity Incentive Awards. This expense is expected to be recognized over a weighted-average period of 2.38 years, which approximates the remaining vesting period of these grants. The table below summarizes activity of unvested Equity Incentive Awards by award type from January 1, 2023 through June 30, 2023.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	122,755	$6.13	4,774,971	$6.28	241,072	$4.62
Granted	—	—	3,156,544	4.59	3,689,427	3.72
Vested	—	—	(2,226,180)	6.17	—	—
Forfeited	(62,255)	5.73	(628,833)	6.03	(59,524)	4.62
Unvested at June 30, 2023	60,500	$6.56	5,076,502	$5.31	3,870,975	$3.76
Stock Options
A summary of stock option activity for the six months ended June 30, 2023 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	933,894	$6.46
Granted	3,600,000	3.70
Exercised	(4,334)	5.84
Vested options expired	(378,133)	5.73
Outstanding at June 30, 2023	4,151,427	4.13	6.40	9,257,661
Exercisable at June 30, 2023	551,427	$6.96	0.77	$75,977
As of June 30, 2023, there was $5.9 million of unrecognized share-based compensation expense related to Stock Options. This expense is expected to be recognized over a weighted-average period of 2.29 years.
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
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurring based on that estimate. The Company recognized $0.4 million and $0.7 million of expense related to the CEO Performance PSUs during the three and six months ended June 30, 2023, respectively.
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
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $0.7 million and $1.2 million of expense related to the CEO Performance Option during the three and six months ended June 30, 2023, respectively.
11. Income Taxes
The effective tax rates for the Company were (6.6)% and (0.6)% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rates for the Company were 0.6% and (0.6)% for the six months ended June 30, 2023 and 2022, respectively.
There were no material discrete items affecting the effective tax rate in any period.

12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$2,960	$2,080
Cash paid for income taxes	210	184
Non-cash activities:
Issuance of shares pursuant to employee stock purchase plan	680	—
Purchases of equipment in accounts payable	252	255
Right of use assets arising from operating lease liabilities	—	(37)
13. Commitments and Contingencies
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for the Company’s KOA clinical trial program. Under the terms of the Nordic Agreement, the Company was obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial.
On June 23, 2023, the Company submitted notice to NBCD to immediately suspend all trial activities and terminate the Nordic Agreement. Pursuant to the Nordic Agreement, the Company is obligated to reimburse NBCD for services performed through the effective termination date and for noncancelable obligations reasonably incurred prior to that date. If the Company has prepaid NBCD for services performed, the Company is entitled to reimbursement to the extent that such funds have not been consumed. In addition, the Company and NBCD have certain regulatory obligations for all trial participants enrolled in the study prior to the suspension of clinical trial activities. Refer to Note 16, “Restructuring,” for additional discussion.
Turn Agreement
On December 7, 2022, the Company acquired certain intellectual property rights pursuant to a Platform Intellectual Property License Agreement (the “Turn Agreement”) with Global Health Solutions, Inc. (d.b.a. Turn Therapeutics; “Turn”). The Turn Agreement provided the Company with an exclusive, worldwide, sub-licensable license to use Turn’s proprietary antimicrobial technology platform (PermaFusion®) to develop antimicrobial product line extensions and new products. In addition, the Turn Agreement granted the Company the commercial rights to Turn’s placental collagen matrix product, FleX™ AM (“Flex”), contingent upon Turn’s receipt of FDA 510(k) clearance and other conditions. The Turn Agreement provided for a potential milestone payment by the Company of $9.6 million upon Turn’s receipt of 510(k) clearance for FleX. As of June 30, 2023, FleX has not received 510(k) clearance.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 reflects the Company’s current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2022 Form 10-K.
The Company has not accrued for any potential losses related to legal matters as of June 30, 2023. The Company paid $0.2 million toward the resolution of legal matters involving the Company during the six months ended June 30, 2023.
The following is a description of certain litigation and regulatory matters to which the Company is a party:

Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020. The defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in the Company prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues. On January 28, 2022, the Court denied CPFI’s motion to reconsider and motion to substitute class representative. On February 25, 2022, CPFI filed a Notice of Appeal in the 11th Circuit Court of Appeals. On July 10, 2023, the Court of Appeals affirmed the District Court’s dismissal of the case and the denial of the motion for leave to amend. On July 31, 2023, CPFI filed a petition for rehearing en banc, which remains pending.
Welker v. MiMedx, et. al.
On November 4, 2022, Troy Welker and Min Turner, former option holders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants, and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants. The Company is defending against the allegations and removed the case to the United States District Court for the Northern District of Georgia. Plaintiffs filed a motion to remand back to state court, which was granted. The Company has filed its answer and a motion to dismiss, which is currently pending.
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
14.     Revenue
Net Sales by Site of Service
The Company has three sites of service for its products (1) Hospital settings and wound care clinics, which are stable reimbursement settings in which products are used for surgical applications, (2) Private offices, which generally represents doctors and practitioners with independent operations, and (3) Other, which includes federal facilities, international sales, and other sites of service.
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hospital	$46,588	$39,926	$88,758	$75,907
Private Office	23,750	19,039	45,237	35,196
Other	10,919	7,918	18,938	14,674
Total	$81,257	$66,883	$152,933	$125,777
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or six months ended June 30, 2023 or 2022.
Net Sales by Product
The Company has two primary classes of products: (1) Advanced Wound Care, or Section 361, products, consisting of its tissue and cord sheet allograft products as well as certain particulate products regulated under Section 361, and (2) Section 351 products, consisting of the Company’s micronized and certain other particulate products. Advanced Wound Care is further disaggregated between the Company’s Tissue/Other and Cord products.
Below is a summary of net sales by class of product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advanced Wound Care
Tissue/Other	$75,490	$60,274	$141,261	$113,126
Cord	5,748	5,889	11,187	11,486
Total Advanced Wound Care	81,238	66,163	152,448	124,612
Section 351(1)	19	720	485	1,165
Total	$81,257	$66,883	$152,933	$125,777
(1) Revenue recognized from collections relating to revenue transactions for which performance obligations were fulfilled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition, for the three and six months ended June 30, 2022 of $0.1 million, which were separately presented in previously-issued financial statements, are presented as part of Section 351 in the table above.
15.     Segment Information
The Company had two reportable segments during the three and six months ended June 30, 2023: Wound & Surgical and Regenerative Medicine.
•Wound & Surgical focuses on the Advanced Wound Care and Surgical Recovery markets through the sale of the Company’s portfolio of products and product development to serve these primary end markets. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT®), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL®). This segment is also responsible for international sales of the Company’s Section 351 products.

•Prior to June 20, 2023, Regenerative Medicine focused solely on Regenerative Medicine technologies, specifically progressing the Company’s placental biologics platform towards registration as an FDA-approved biological drug. mDHACM was the lead product candidate in its late-stage pipeline targeted at achieving FDA approval for an indication to help decrease pain and improve function in patients suffering from Knee Osteoarthritis. On June 20, 2023, the Company announced a plan to disband the Regenerative Medicine business unit and suspended its Knee Osteoarthritis clinical trial program. Regenerative Medicine was not deemed to be abandoned as of June 30, 2023 as the Company has continuing run-off operations pursuant to certain regulatory requirements.
The accounting policies of the segments were the same as the Company’s accounting policies. See Note 2, “Significant Accounting Policies,” included in the 2022 Form 10-K.
The Company evaluated the performance of its segments and allocated resources based on segment contribution, defined as net sales less (i) cost of sales, (ii) selling, general and administrative expense, (iii) research and development expense, (iv) amortization of intangible assets, and (v) restructuring. The only components which comprised income (loss) before income tax provision that were not included in operating income (loss) were interest expense, net and other expense, net.
The Company did not allocate any assets to the reportable segments. No asset information was reported or disclosed to the chief operating decision maker in the financial information for each segment.

Net sales and segment contribution by each reportable segment for the three months ended June 30, 2023 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$80,461	—	$796	$81,257
Cost of sales	12,736	—	847	13,583
Selling, general and administrative expense	38,500	—	13,425	51,925
Research and development expense	1,632	6,865	—	8,497
Restructuring	—	3,256	—	3,256
Amortization of intangible assets	—	—	191	191
Segment contribution	$27,593	$(10,121)
Investigation, restatement and related expense				1,017
Operating income				$2,788
Supplemental information
Depreciation expense	$395	$72	$220	$687
Share-based compensation	$1,845	$(193)	$2,408	$4,060
Net sales and segment contribution by each reportable segment for the three months ended June 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$66,094	$—	$789	$66,883
Cost of sales	10,838	—	985	11,823
Selling, general and administrative expense	38,681	—	17,112	55,793
Research and development expense	2,408	3,104	—	5,512
Amortization of intangible assets	—	—	173	173
Segment contribution	$14,167	$(3,104)
Investigation, restatement and related expense				3,218
Operating loss				$(9,636)
Supplemental information
Depreciation expense	$459	$39	$360	$858
Share-based compensation	$1,896	$302	$2,230	$4,428

Net sales and segment contribution by each reportable segment for the six months ended June 30, 2023 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$151,090	—	$1,843	$152,933
Cost of sales	24,068	—	1,934	26,002
Selling, general and administrative expense	76,166	—	28,036	104,202
Research and development expense	3,154	11,839	—	14,993
Restructuring	—	3,256	—	3,256
Amortization of intangible assets	—	—	380	380
Segment contribution	$47,702	$(15,095)
Investigation, restatement and related expense				4,690
Operating loss				$(590)
Supplemental information
Depreciation expense	$784	$135	$482	$1,401
Share-based compensation	$3,228	$259	$4,918	$8,405
Net sales and segment contribution by each reportable segment for the six months ended June 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$124,423	$—	$1,354	$125,777
Cost of sales	19,967	—	1,792	21,759
Selling, general and administrative expense	72,725	—	32,638	105,363
Research and development expense	4,358	7,118	—	11,476
Amortization of intangible assets	—	—	345	345
Segment contribution	$27,373	$(7,118)
Investigation, restatement and related expense				5,770
Operating loss				$(18,936)
Supplemental information
Depreciation expense	$914	$84	$720	$1,718
Share-based compensation	$3,661	$564	$4,201	$8,426
16.     Restructuring
On June 20, 2023, the Company announced that it was suspending all activities associated with its knee osteoarthritis clinical trial program and disbanding its Regenerative Medicine business unit (the “Restructuring”). This was the result of the Company’s decision to focus on its Wound & Surgical business to drive profitability and cash flows. The Company anticipates that activities related to the Restructuring will materially conclude in the second half of 2023. Expenses associated with the Restructuring are recognized as the associated liabilities are incurred in an amount equal to the fair value to settle the liability.
Severance
As part of the Restructuring, the Company separated from certain employees whose primary responsibilities were toward the advancement of the Company’s knee osteoarthritis clinical trial program. The Company offered an aggregate of severance arrangements of $2.1 million to separated employees. This amount was recognized as part of research and development expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023, as these arrangements were determined not to qualify for accounting as a one-time separation benefit under ASC 420. This amount is reflected in accrued compensation on the unaudited condensed consolidated balance sheet as of June 30, 2023.
Impairments

On June 23, 2023, the Company provided notice to NBCD of the termination of the Nordic Agreement. As part of the Restructuring, the Company no longer anticipated that it would receive any benefits pursuant to the clinical trial program. Accordingly, it recognized an impairment of clinical trial assets related to the Nordic Agreement and all pass-through vendors of $2.1 million during the three and six months ended June 30, 2023. This amount is reflected as part of restructuring expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.
In addition, the Company recorded goodwill impairment for $0.5 million, reflecting all goodwill assigned to the Regenerative Medicine reporting unit. This amount is reflected as part of restructuring expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. See Note 6, “Goodwill and Intangible Assets, Net,” for further information regarding the impairment of goodwill due to the disbanding of the Company’s Regenerative Medicine business unit.
Contract Termination Costs
The Company anticipates that it will incur $0.6 million in expenses to wind-down certain contracts related to the knee osteoarthritis clinical trial program. This amount generally reflects the Company’s expectation for its obligation to carry out the protocol for the patients enrolled in the trial prior to the suspension of activities and close-out costs related to the trial. This amount is reflected as part of accrued expenses on the unaudited condensed consolidated balance sheet as of June 30, 2023 and as part of restructuring expense on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. The Company had not paid any of these amounts as of June 30, 2023.
17.     Subsequent Events
Hiring of Chief Financial Officer
On July 5, 2023, the Company announced that Doug Rice was appointed to serve as Chief Financial Officer of the Company, effective that day. Mr. Rice’s compensation included, among other things, a grant of 162,000 PSUs, 97,200 RSUs, and 94,000 stock options (“Options”), as a material inducement to his hiring.
The PSUs vest based on a three-year performance period ending on December 31, 2025 based upon the achievement of specified performance conditions, subject to Mr. Rice’s continued employment, except in the case of Mr. Rice’s death or disability. The awards can vest between 50% and 150% of the original PSUs, depending on actual performance. Vesting is limited to 100% of the award in the event that certain share price conditions are not achieved.
The RSUs will vest in three equal tranches on each of the first three anniversary dates of the grant date, provided Mr. Rice remains in continuous service with the Company.
The Options will vest in four equal tranches on each of the first four anniversary dates of the grant date, subject to Mr. Rice’s continued employment. The Options expire seven years after vesting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MIMEDX is a pioneer and leader in placental biologics, focused on addressing the needs of patients with acute and chronic non-healing wounds. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”).
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
During the three and six months ended June 30, 2023, we operated under two defined internal business units: Wound & Surgical and Regenerative Medicine.
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of our existing product portfolio and product development to serve these primary end markets. This business unit is responsible for substantially all sales of our Advanced Wound Care products, as well as the sale of our Section 351 products internationally.
The Regenerative Medicine business was focused on progressing the Company’s placental biologics platform. Micronized dehydrated human amnion chorion membrane (“mDHACM”) was our injectable placental biologic product candidate targeted at achieving FDA approval to help decrease pain and improve function in patients suffering from knee osteoarthritis (“KOA”). On June 20, 2023, we announced a plan to disband our Regenerative Medicine business unit and the suspension of our KOA clinical trial program. We do not intend to pursue FDA approval for mDHACM at this time. The Regenerative Medicine business unit was not deemed to be abandoned as of June 30, 2023 as the Company has continuing run-off operations pursuant to certain regulatory requirements. We anticipate that such operations will materially conclude in the second half of 2023.
This discussion, which presents our results for the three and six months ended June 30, 2023 and 2022, should be read in conjunction with our financial statements and accompanying notes in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Total Company

	Three Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$81,257	$66,883	$14,374	21.5%
Cost of sales	13,583	11,823	1,760	14.9%
Gross profit	67,674	55,060	12,614	22.9%
Selling, general and administrative	51,925	55,793	(3,868)	(6.9)%
Research and development	8,497	5,512	2,985	54.2%
Restructuring	3,256	—	3,256	—%
Investigation, restatement and related	1,017	3,218	(2,201)	(68.4)%
Amortization of intangible assets	191	173	18	10.4%
Interest expense, net	(1,630)	(1,170)	(460)	39.3%
Income tax provision benefit (expense)	74	(62)	136	nm
Net income (loss)	$1,200	$(10,868)	$12,068	nm
Net Sales
We recorded net sales for the three months ended June 30, 2023 of $81.3 million, a $14.4 million, or 21.5%, increase compared to the three months ended June 30, 2022, in which we recognized net sales of $66.9 million. Net sales in all care settings had one fewer shipping day during the three months ended June 30, 2023 compared to the same period in 2022.
Our sales by care setting were as follows (amounts in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Hospital	$46,588	$39,926	$6,662	16.7%
Private Office	23,750	19,039	4,711	24.7%
Other	10,919	7,918	3,001	37.9%
Total	$81,257	$66,883	$14,374	21.5%
Net sales in the Hospital care setting were $46.6 million for the three months ended June 30, 2023, a $6.7 million or 16.7% increase compared to $39.9 million for the three months ended June 30, 2022. The increase was primarily driven by sales of our new products that we introduced during the third quarter of 2022.
Net sales in the Private Office care setting grew by $4.7 million, or 24.7%, to $23.8 million for the three months ended June 30, 2023, compared to $19.0 million for the three months ended June 30, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution.
Net sales in Other care settings increased by $3.0 million, or 37.9%, year-over-year. The increase was the result of the addition of new customers and sales of EPIFIX in Japan during the quarter.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2023 and 2022 was $13.6 million and $11.8 million, respectively, an increase of $1.8 million, or 14.9%. Increases in cost of sales were driven by increases in sales volume noted above.
Gross profit margin for the three months ended June 30, 2023 was 83.3% compared to 82.3% for the three months ended June 30, 2022. Increases in gross profit margin were driven by continued execution on yield improvement projects, as well as year-over-year changes in sales mix, driven by execution in higher-margin care settings.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2023 was $51.9 million, compared to $55.8 million for the three months ended June 30, 2022, a decrease of $3.9 million, or 6.9%. The decrease in SG&A expense was due to decreases in professional service costs, personnel costs, and bad debt expense. The decrease in professional service expenses reflects $2.1 million in consulting and advisory expenses incurred in 2022 related to a withhold the vote campaign launched by a shareholder. There was no similar activity during 2023. The decrease in personnel costs reflect the results of our cost reduction efforts which began during the third quarter of 2022. Finally, the decrease in bad debt expense was the result of the deterioration of credit for certain specific customers in 2022. These decreases were offset by increases in commissions due to higher sales volumes.
Research and Development Expense
Our research and development expense increased by $3.0 million, or 54.2%, to $8.5 million for the three months ended June 30, 2023, compared to $5.5 million for the three months ended June 30, 2022. The increase reflects severance expenses of $2.1 million related to the disbanding of our Regenerative Medicine business unit. Prior to this disbanding, we incurred greater expenses related to our clinical trial activities, which also contributed to the increase. As a result of the disbanding of our Regenerative Medicine business unit and the suspension of our KOA clinical trial program, we anticipate that research and development expense will decrease in future quarters.
Restructuring Expense
Restructuring expense of $3.3 million for the three months ended June 30, 2023 reflects certain charges related to the disbanding of our Regenerative Medicine business unit, including write-downs of prepaid clinical trial assets of $2.1 million, charges for the wind-down of our KOA clinical trial program of $0.6 million, and impairment of goodwill of $0.5 million.
Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended June 30, 2023 was $1.0 million compared to $3.2 million for the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in legal fees advanced on behalf of a former officer, year-over-year.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended June 30, 2023 and 2022.
Interest Expense, Net
Interest expense, net was $1.6 million for the three months ended June 30, 2023 compared to $1.2 million for the three months ended June 30, 2022, an increase of $0.5 million, or 39.3%. The increase was the result of year-over-year increases in the London Interbank Offered Rate (“LIBOR”), which was the reference rate on our outstanding debt during both periods.
Income Tax Provision Benefit (Expense)
The effective tax rates for the Company were (6.6)% and (0.6)% for the three months ended June 30, 2023 and June 30, 2022, respectively. There were no material discrete items affecting the effective tax rate in either period.
Wound & Surgical

	Three Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$80,461	$66,094	$14,367	21.7%
Cost of sales	12,736	10,838	1,898	17.5%
Selling, general and administrative expense	38,500	38,681	(181)	(0.5)%
Research and development expense	1,632	2,408	(776)	(32.2)%
Segment contribution	$27,593	$14,167	$13,426	94.8%
Our Wound & Surgical business recorded $80.5 million of net sales for the three months ended June 30, 2023, a $14.4 million, or 21.7%, increase compared to the $66.1 million we recorded for the three months ended June 30, 2022. The increase in net sales was driven primarily by strong commercial execution in the Private Office care setting, sales of our new products, addition of new customers in the Other care setting, and sales of EPIFIX in Japan.
Cost of sales for the three months ended June 30, 2023 was $12.7 million, a $1.9 million, or 17.5%, increase compared to the $10.8 million recognized for the three months ended June 30, 2022. The increase was driven by increases in sales volumes, offset in part by year-over-year changes in sales mix.
SG&A expense was $38.5 million for the three months ended June 30, 2023, a $0.2 million, or 0.5%, decrease compared to the three months ended June 30, 2022, during which we incurred $38.7 million of expenses. The decrease was driven by year-over-year decreases in personnel costs and bad debt expense. The decrease in personnel costs reflects the results of our cost reduction efforts which began in the third quarter of 2022. The decrease in bad debt expense was the result of the deterioration of credit for certain specific customers in 2022. These decreases were offset by increases in commissions resulting from increases in sales volume.
Research and development expense was $1.6 million for the three months ended June 30, 2023, compared to $2.4 million for the three months ended June 30, 2022. The decrease reflects fewer product development costs, year-over-year, driven by the timing of our product launches.
Segment contribution margin for Wound & Surgical was 34.3% for the three months ended June 30, 2023, compared to 21.4% for the three months ended June 30, 2022.
Regenerative Medicine

	Three Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Research and development expense	$6,865	$3,104	$3,761	nm
Restructuring	3,256	—	3,256	nm
Segment contribution	$(10,121)	$(3,104)	$(7,017)	nm
On June 20, 2023, we announced a plan to disband our Regenerative Medicine business unit and the suspension of our KOA clinical trial program. As a result of these actions, we incurred severance expense for former employees of $2.1 million.
Research and development expense was $6.9 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022, an increase of $3.8 million. In addition to the severance expenses referenced above, we incurred greater expenses related to our clinical trial activities during the three months ended June 30, 2023.
Restructuring reflects certain charges related to the disbanding of our Regenerative Medicine business unit, including write-downs of prepaid clinical trial assets of $2.1 million, charges for the wind-down of our KOA clinical trial program of $0.6 million, and impairment of goodwill of $0.5 million.
Corporate
SG&A expense for the Corporate function was $13.4 million, or 16.5% of total net sales, for the three months ended June 30, 2023, compared to $17.1 million for the three months ended June 30, 2022, reflecting 25.6% of total net sales. The decrease in SG&A expense was primarily due to year-over-year decreases in professional services costs, primarily resulting from a withhold the vote campaign launched by a shareholder during 2022. There was no similar activity in 2023.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Total Company

	Six Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$152,933	$125,777	$27,156	21.6%
Cost of sales	26,002	21,759	4,243	19.5%
Gross profit	126,931	104,018	22,913	22.0%
Selling, general and administrative	104,202	105,363	(1,161)	(1.1)%
Research and development	14,993	11,476	3,517	30.6%
Restructuring	3,256	—	3,256	—%
Investigation, restatement and related	4,690	5,770	(1,080)	(18.7)%
Amortization of intangible assets	380	345	35	10.1%
Interest expense, net	(3,184)	(2,295)	(889)	38.7%
Other expense, net	(32)	(1)	(31)	nm
Income tax provision benefit (expense)	23	(125)	148	nm
Net loss	$(3,783)	$(21,357)	$17,574	(82.3)%
Net Sales
We recorded net sales for the six months ended June 30, 2023 of $152.9 million, a $27.2 million, or 21.6%, increase compared to the six months ended June 30, 2022, for which we recorded net sales of $125.8 million. Net sales for the six months ended June 30, 2023 in all sites of service benefited from the alleviation of the Omicron wave of the Covid-19 Pandemic, which adversely impacted sales during the six months ended June 30, 2022. There was an equal number of shipping days in each period.
Our sales by care setting were as follows (amounts in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Hospital	$88,758	$75,907	$12,851	16.9%
Private Office	45,237	35,196	10,041	28.5%
Other	18,938	14,674	4,264	29.1%
Total	$152,933	$125,777	$27,156	21.6%
Net sales in the Hospital care setting were $88.8 million for the six months ended June 30, 2023, a $12.9 million or 16.9% increase compared to $75.9 million for the six months ended June 30, 2022. The increase was primarily driven by sales of our new products that we introduced during the third quarter of 2022.
Net sales in the Private Office care setting grew by $10.0 million, or 28.5%, to $45.2 million for the six months ended June 30, 2023, compared to $35.2 million for the six months ended June 30, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution resulting from a prioritization of this site of service.
Net sales in Other care settings increased by $4.3 million, or 29.1%, year-over-year. The increase was primarily driven by our new products, addition of new customers in certain sites of service and sales of EPIFIX in Japan.
Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2023 was $26.0 million, an increase of $4.2 million, or 19.5%, compared to $21.8 million for the six months ended June 30, 2022. Increases in cost of sales were driven by increases in sales volume noted above.
Gross profit margin for six months ended June 30, 2023 was 83.0% and 82.7% for the six months ended June 30, 2023 and 2022, respectively.
Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 2023 decreased by $1.8 million, or 1.7%, to $104.2 million, compared to $105.4 million for the six months ended June 30, 2022. The decrease was driven by decreases in professional services expenses, personnel costs and bad debt expense. The decrease in professional services expenses reflects $2.1 million in consulting and advisory expenses incurred in 2022 related to a withhold the vote campaign launched by a shareholder. There was no similar activity during 2023. The decrease in personnel costs reflects the results of our cost reduction efforts that began in the third quarter of 2022. Finally, the decrease in bad debt expense was the result of the deterioration of credit for certain specific customers in 2022.
The decrease was offset by increases in sales commissions, driven by increases in sales volumes. In addition, we incurred greater travel expenses, reflecting the removal of travel restrictions that were in place during the six months ended June 30, 2022 due to the Covid-19 Pandemic.
Research and Development Expense
Our research and development expenses increased by $3.5 million, or 30.6%, to $15.0 million for the six months ended June 30, 2023, compared to $11.5 million for the six months ended June 30, 2022. The increase reflects severance expenses of $2.1 million related to the disbanding of our Regenerative Medicine business unit. Prior to this disbanding, we incurred greater personnel costs and clinical trial expenses to support clinical activities, which also contributed to the increase.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the six months ended June 30, 2023 decreased by $1.1 million, or 18.7%, to $4.7 million compared to $5.8 million for the six months ended June 30, 2022. The decrease was attributable to a decrease in legal fees advanced on behalf of a former officer.
Amortization of Intangible Assets
Amortization expense increased from $0.3 million for the six months ended June 30, 2022 to $0.4 million for the six months ended June 30, 2023.
Restructuring Expense
Restructuring expense of $3.3 million for the six months ended June 30, 2023 reflects certain charges related to the disbanding of our Regenerative Medicine business unit, including write-downs of prepaid clinical trial assets of $2.1 million, charges for the wind-down of our KOA clinical trial program of $0.6 million, and impairment of goodwill of $0.5 million.
Interest Expense, Net
Interest expense, net was $3.2 million for the six months ended June 30, 2023 compared to $2.3 million for the six months ended June 30, 2022. The increase was the result of year-over-year increases in LIBOR, which was the reference rate on our outstanding debt during both periods.
Income Tax Provision Benefit (Expense)
The effective tax rates for the Company were 0.6% and (0.6)% for the six months ended June 30, 2023 and 2022, respectively. There were no material discrete items affecting the effective tax rate in either period. Net operating losses incurred during both periods were offset by a valuation allowance.
Wound & Surgical

	Six Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$151,090	$124,423	$26,667	21.4%
Cost of sales	24,068	19,967	4,101	20.5%
Selling, general and administrative expense	76,166	72,725	3,441	4.7%
Research and development expense	3,154	4,358	(1,204)	(27.6)%
Segment contribution	$47,702	$27,373	$20,329	74.3%

Our Wound & Surgical business recorded $151.1 million of net sales for the six months ended June 30, 2023, a $26.7 million, or 21.4%, increase compared to the $124.4 million we recorded for the six months ended June 30, 2022. Net sales for the six months ended June 30, 2023 benefited from the alleviation of the Omicron wave of the Covid-19 Pandemic, which adversely impacted sales during the six months ended June 30, 2022. The increase in net sales was driven primarily by strong commercial execution in the Private Office care setting, sales of our new products, addition of new customers in the Other care setting, and sales of EPIFIX in Japan.
Cost of sales for the six months ended June 30, 2023 was $24.1 million, a $4.1 million, or 20.5%, increase compared to the $20.0 million recognized for six months ended June 30, 2022. Cost of sales increased due to increases in sales volumes.
SG&A expense was $76.2 million for the six months ended June 30, 2023, a $3.4 million, or 4.7%, increase over the six months ended June 30, 2022, during which we incurred $72.7 million of expenses. The increase was driven by increases in commissions, driven by sales volumes. In addition, we incurred greater travel expenses, reflecting the removal of travel restrictions that were in place during the six months ended June 30, 2022 due to the Covid-19 Pandemic. These effects were offset by year-over-year decreases in personnel costs, which reflects the results of our cost reduction efforts that began in the third quarter of 2022, and in bad debt expense, which was the result of the deterioration of credit for certain specific customers in 2022.
Research and development expense was $3.2 million for the six months ended June 30, 2023, compared to $4.4 million for the six months ended June 30, 2022, a decrease of $1.2 million, or 27.6%. The decrease reflects less product development costs during 2023, specifically as we were readying product launches in the third quarter of 2022.
Regenerative Medicine

	Six Months Ended June 30,
	(in thousands)
	2023	2022	$ Change	% Change
Research and development expense	$11,839	$7,118	$4,721	66.3%
Restructuring	3,256	—	3,256	nm
Segment contribution	$(15,095)	$(7,118)	$(7,977)	nm
On June 20, 2023, we announced a plan to disband our Regenerative Medicine business unit and the suspension of our KOA clinical trial program. As a result of these actions, we incurred severance expense for former employees of $2.1 million.
Research and development expense was $11.8 million for the six months ended June 30, 2023, compared to $7.1 million for the six months ended June 30, 2022, an increase of $4.7 million. In addition to the one-time expenses referenced above, we incurred greater personnel costs and clinical trial expenses to support clinical activities during the three months ended June 30, 2023.
Restructuring expense reflects certain charges related to the disbanding of our Regenerative Medicine business unit, including write-downs of prepaid clinical trial assets of $2.1 million, charges for the wind-down of our KOA clinical trial program of $0.6 million, and impairment of goodwill of $0.5 million.
Corporate
SG&A expense for the Corporate function was $28.0 million, or 18.3% of total net sales, for the six months ended June 30, 2023, compared to $32.6 million for the six months ended June 30, 2022, reflecting 25.9% of total net sales. The decrease in SG&A expense was primarily due to year-over-year decreases in professional services costs related to a withhold the vote campaign launched by a shareholder during 2022.
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

EBITDA and Adjusted EBITDA
In addition to our GAAP results, we provide the following Non-GAAP measures: Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA. These measurements are not, and should not be used, as a substitute for GAAP measures. Company management uses these Non-GAAP measures as aids in monitoring our ongoing financial performance on a regular basis and for benchmarking against comparable companies.
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
Adjusted EBITDA consists of GAAP net income or loss excluding: (i) depreciation, (ii) amortization of intangibles, (iii) interest expense, (iv) income tax provision, (v) investigation, restatement and related expenses, (vi) share-based compensation, and (vii) expenses related to the disbanding of our Regenerative Medicine business unit.
Expenses related to the disbanding of our Regenerative Medicine business unit include (i) write-downs of our prepaid clinical trial assets, (ii) charges associated with the wind-down of contracts associated with our KOA clinical trial program, (iii) severance expenses incurred which were directly attributable to the disbanding, and (iv) impairment of goodwill.
Management also assesses EBITDA margin and Adjusted EBITDA margin to provide an additional layer of context to the Company’s profitability; indicating our ability to convert our sales into sustainable operating results. EBITDA margin is calculated as EBITDA divided by GAAP net sales. Similarly, Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by GAAP net sales.
A reconciliation of GAAP net loss to EBITDA and Adjusted EBITDA appears in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,200	$(10,868)	$(3,783)	$(21,357)
Net margin	1.5%	(16.2)%	(2.5)%	(17.0)%
Non-GAAP Adjustments:
Depreciation expense	687	858	1,401	1,718
Amortization of intangible assets	191	173	380	345
Interest expense, net	1,630	1,170	3,184	2,295
Income tax provision	(74)	62	(23)	125
EBITDA	3,634	(8,605)	1,159	(16,874)
EBITDA margin	4.5%	(12.9)%	0.8%	(13.4)%
Additional Non-GAAP Adjustments
Costs incurred in connection with Audit Committee Investigation and Restatement	1,017	3,218	4,690	5,770
Share-based compensation	4,060	4,428	8,405	8,426
Expenses related to disbanding of Regenerative Medicine business unit	5,391	—	5,391	—
Adjusted EBITDA	$14,102	$(959)	$19,645	$(2,678)
Adjusted EBITDA margin	17.4%	(1.4)%	12.8%	(2.1)%

Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $3.7 million, compared to cash used of $13.2 million for the six months ended June 30, 2022. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers, as well as year-over-year decreases in operating expenses.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2023 was $1.0 million, compared to $0.6 million for the six months ended June 30, 2022. This increase reflects a $0.4 million year-over-year increase in capital expenditures.
Financing Activities
We did not have meaningful cash flows from financing activities during the six months ended June 30, 2023. Cash used in financing activities was $0.8 million during the six months ended June 30, 2022. We ceased withholding shares to satisfy employee tax obligations upon vesting of equity awards in 2022. Accordingly, we did not have any cash paid for tax withholdings during the six months ended June 30, 2023, compared to $1.2 million for the six months ended June 30, 2022. This effect was offset by $0.4 million of cash receipts from option exercises in the six months ended June 30, 2022, compared to immaterial proceeds from option exercises during 2023.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of June 30, 2023, we had $68.7 million of cash and cash equivalents, total current assets of $141.2 million and total current liabilities of $44.5 million, reflecting a current ratio of 3.2.
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
•costs to wind-down certain contracts associated with our KOA clinical trial program; and
•severance payments related to certain former members of management and other employees.
We have analyzed our ability to address these commitments and potential liabilities for the 12 months extending from the date of the filing of this Quarterly Report. After completing this analysis, which included a review of expectations of revenue, margins, and expenses, we believe that our existing cash and cash from operations will be sufficient to meet our obligations as they come due.
Term Loan
On June 30, 2020, we entered into a Loan Agreement with, among others, Hayfin Services, LLP, (“Hayfin”) an affiliate of Hayfin Capital Management, LLP (as amended, the “Hayfin Loan Agreement”), under which Hayfin provided us with a senior secured term loan of $50 million (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”).
No principal payments are due on the Term Loan until the Maturity Date. Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. Pursuant to Amendment No. 2 to the Loan Agreement entered into in June 2023, interest on any borrowings under the Term Loan is equal to the Secured Overnight Finance Rate (“SOFR”), plus a fallback provision of 0.15%, subject to a floor of 1.5%, plus a margin of 6.75%. An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default, as defined in the Hayfin Loan Agreement. As of June 30, 2023, the Term Loan carried an interest rate of 12.1%.

The Hayfin Loan Agreement contains certain financial covenants, including a Minimum Consolidated Total Net Sales covenant, tested quarterly, and a Minimum Liquidity covenant, tested monthly (each as defined). In addition, the Hayfin Loan Agreement includes certain negative covenants and events of default customary for facilities of this type. Upon the occurrence of such events of default, all outstanding loans under the Hayfin Loan Agreement may be accelerated or the lenders’ commitments terminated. The Hayfin Loan Agreement also specifies mandatory prepayments based on a percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement, if such is generated), as well as upon the occurrence of other events specified in the Hayfin Loan Agreement.
As of June 30, 2023, we were in compliance with all financial covenants under the Hayfin Loan Agreement. A breach of a financial covenant in the Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lenders’ remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of June 30, 2023.
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
If we undergo a change of control, we will have the option to repurchase some or all then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference and any accumulated and unpaid dividends. If we do not exercise this right, holders of the Series B Preferred Stock will have the option to (1) require us to repurchase any or all of our then-outstanding shares of Series B Preferred Stock in an amount equal to the liquidation preference plus unpaid dividends, or (2) convert the Series B Preferred stock into common stock and receive its pro rata consideration thereunder.
We have not declared or paid any cash dividends on our Series B Preferred Stock since issuance. Dividends accumulated but not paid as of June 30, 2023 were $17.2 million. The Series B Preferred Stock was convertible into 30,445,997 shares of common stock as of June 30, 2023.
Share Repurchases
We did not repurchase any shares of our common stock during the three months ended June 30, 2023. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
Contractual Obligations
Except as described below and as previously disclosed in our Quarterly Report for the three months ended March 31, 2023, there were no significant changes to our contractual obligations during the six months ended June 30, 2023 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2022 Form 10-K.
Nordic Agreement
In June 2022, we entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for our KOA clinical trial program. Under the terms of the Nordic Agreement, we were obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial. Pursuant to the Nordic Agreement, we are obligated to reimburse NBCD for services performed through the effective termination date and for non-cancelable obligations reasonably incurred prior to that date. If we have prepaid NBCD for services performed, we are entitled to reimbursement to the extent that such funds have not been consumed. In addition, we have certain regulatory obligations for all trial participants enrolled in the study prior to the suspension of clinical trial activities.

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
In addition, during the period covered by this Quarterly Report, we identified the following critical accounting estimates which were not material to the 2022 Form 10-K.
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
Judgments and Uncertainties
Share-based payment arrangements are measured at fair value on the grant date. The fair value of equity incentive awards, which are usually shares of our common stock, are generally measured at the last trading price on the grant date.
The fair value of stock options is calculated using an appropriate valuation technique. The valuation technique generally requires us to make certain assumptions, including (1) the fair value of the common stock, (2) the expected volatility of our stock price, (3) the expected term of the award, (4) the risk-free interest rate, and (5) expected dividends. Our expectation for volatility is generally based on historical daily share price movements, with certain adjustments for abnormal share price activity associated with events which are not expected to recur during the expected term. The expected term of the award requires us to make assumptions regarding the post-vesting behavior of the recipients, which is based off available evidence. Our assumption for the risk-free rate is derived from prevailing U.S. Treasuries with similar terms to the award on the grant date. Our assumption for dividends is derived from our own dividend history.
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
Sensitivity of Estimate to Change
During the six months ended June 30, 2023, we granted stock options with a fair value on the grant date of $7.0 million. This estimate was determined using a Monte Carlo simulation using the following inputs:

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
In addition, cumulative expense recognized for unvested performance stock unit awards was $0.9 million as of June 30, 2023. This is based on determinations regarding probable resolution or the extent of probable resolution of relevant performance conditions to earn such awards. If it is subsequently determined that the performance conditions associated with these awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reverse up to this amount of expense in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate.
Recent Accounting Pronouncements
For the effect of recent accounting pronouncements, see Note 2, “Significant Accounting Policies”, to the unaudited condensed consolidated financial statements contained herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to risks associated with changes in interest rates that could adversely affect our results of operations and financial condition. We do not hedge against interest rate risk.
The interest rate on our Term Loan is determined quarterly based on the 3-month SOFR rate, subject to a floor of 1.5%. As of June 30, 2023, the interest rate on our Term Loan was 12.1%. A 100 basis point change in SOFR, to the extent that such change would not cause SOFR to be below the 1.5% floor, would change our interest expense by $0.5 million on an annualized basis.
During the three and six months ended June 30, 2023, we incurred $0.5 million and $0.9 million in incremental interest expense compared to the equivalent periods in the prior year resulting from increases in the relevant reference rate during the intervening period.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.1*
Articles of Amendment to the Restated Articles of Incorporation of MiMedx Group, Inc., effective June 13, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2023).

10.1*	Amended and Restated MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 20, 2023).
10.2#
Amendment No. 2 to Loan Agreement dated as of June 15, 2023, which amends that certain Loan Agreement dated as of June 30, 2020 by and among MiMedx Group, Inc., certain subsidiaries of MiMedx Group, Inc. parties thereto, the Lenders from time to time party hereto, Hayfin Services LLP, as administrative agent for the Lenders and as collateral agent for the Secured Parties.

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

August 1, 2023	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer and Principal Financial Officer