Form 10-Q
period 2023-09-30
MIMEDX GROUP, INC.
filed 2023-10-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2023

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
Yes ☐ No ☒

There were 116,376,583 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2023.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$81,164	$65,950
Accounts receivable, net	49,005	43,084
Inventory	19,068	13,183
Prepaid expenses	2,954	8,646
Other current assets	2,311	3,335
Total current assets	154,502	134,198
Property and equipment, net	7,094	7,856
Right of use asset	2,441	3,400
Goodwill	19,441	19,976
Intangible assets, net	5,395	5,852
Other assets	149	148
Total assets	$189,022	$171,430
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,170	$8,847
Accrued compensation	23,159	21,852
Accrued expenses	9,444	11,024
Other current liabilities	1,854	1,834
Total current liabilities	43,627	43,557
Long term debt, net	48,966	48,594
Other liabilities	2,605	4,773
Total liabilities	$95,198	$96,924
Commitments and contingencies (Note 13)
Convertible preferred stock Series B; $0.001 par value; 100,000 shares authorized, issued and outstanding at September 30, 2023 and December 31, 2022	$92,494	$92,494
Stockholders' equity (deficit)
Preferred stock Series A; $0.001 par value; 5,000,000 shares authorized, 0 issued and outstanding at September 30, 2023 and December 31, 2022	$—	$—
Common stock; $0.001 par value; 250,000,000 shares authorized, 116,359,748 issued and outstanding at September 30, 2023 and 187,500,000 shares authorized, 113,705,447 issued and outstanding at December 31, 2022	116	114
Additional paid-in capital	188,369	173,804
Accumulated deficit	(187,155)	(191,906)
Total stockholders' equity (deficit)	1,330	(17,988)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$189,022	$171,430
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$81,712	$67,689	$234,645	$193,466
Cost of sales	14,790	12,188	40,792	33,947
Gross profit	66,922	55,501	193,853	159,519

Operating expenses:
Selling, general and administrative	52,571	53,475	156,773	158,838
Research and development	3,175	5,953	18,168	17,429
Restructuring (Note 16)	208	—	3,464	—
Investigation, restatement and related	(38)	3,001	4,652	8,771
Amortization of intangible assets	190	175	570	519
Operating income (loss)	10,816	(7,103)	10,226	(26,038)

Other expense, net
Interest expense, net	(1,680)	(1,270)	(4,864)	(3,566)
Other expense, net	(11)	—	(42)	(1)
Income (loss) before income tax provision	9,125	(8,373)	5,320	(29,605)
Income tax provision expense	(591)	(53)	(569)	(178)
Net income (loss)	$8,534	$(8,426)	$4,751	$(29,783)

Net income (loss) available to common shareholders (Note 9)	$6,761	$(10,096)	$(433)	$(34,667)

Net income (loss) per common share - basic	$0.06	$(0.09)	$(0.00)	$(0.31)
Net income (loss) per common share - diluted	$0.06	$(0.09)	$(0.00)	$(0.31)

Weighted average common shares outstanding - basic	116,298,146	113,448,251	115,528,067	112,650,713
Weighted average common shares outstanding - diluted	119,327,709	113,448,251	115,528,067	112,650,713

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)
Share-based compensation expense	—	—	4,388	—	—	—	4,388
Exercise of stock options	41,233	—	274	(17,032)	112	—	386
Employee stock purchase plan	209,390	—	688	—	—	—	688
Issuance of restricted stock	—	—	(73)	(11,080)	73	—	—
Restricted stock shares canceled/forfeited	—	—	185	28,112	(185)	—	—
Net income	—	—	—	—	—	8,534	8,534
Balance at September 30, 2023	116,359,748	$116	$188,369	—	$—	$(187,155)	$1,330

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2022	113,609,274	$114	$169,352	1,003	$(3)	$(183,066)	$(13,603)
Share-based compensation expense	—	—	2,372	—	—	—	2,372
Exercise of stock options	49,666	—	132	(1,001)	5	—	137
Issuance of restricted stock	11,077	—	—	—	—	—	—
Restricted stock shares canceled/forfeited	—	—	9	1,836	(9)	—	—
Net loss	—	—	—	—	—	(8,426)	(8,426)
Balance at September 30, 2022	113,670,017	$114	$171,865	1,838	$(7)	$(191,492)	$(19,520)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation	—	—	12,793	—	—	—	12,793
Employee stock purchase plan	444,809	—	1,368	—	—	—	1,368
Issuance of restricted stock	2,163,925	2	(268)	(73,335)	266	—	—
Restricted stock shares canceled/forfeited	—	—	378	90,367	(378)	—	—
Exercise of stock options	45,567	—	294	(17,032)	112	—	406
Net income	—	—	—	—	—	4,751	4,751
Balance at September 30, 2023	116,359,748	$116	$188,369	—	$—	$(187,155)	$1,330

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	10,798	—	—	—	10,798
Exercise of stock options	133,762	—	(697)	(151,239)	1,271	—	574
Issuance of restricted stock	832,329	1	(3,960)	(880,749)	3,959	—	—
Restricted stock shares canceled/forfeited	—	—	29	5,338	(29)	—	—
Shares repurchased for tax withholding	—	—	—	249,778	(1,191)	—	(1,191)
Net loss	—	—	—	—	—	(29,783)	(29,783)
Balance at September 30, 2022	113,670,017	$114	$171,865	1,838	$(7)	$(191,492)	$(19,520)

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,751	$(29,783)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Share-based compensation	12,793	10,798
Impairment of clinical trial assets	1,974	—
Depreciation	2,054	2,549
Non-cash lease expenses	959	931
Bad debt expense	737	2,817
Amortization of intangible assets	570	519
Impairment of goodwill	535	—
Amortization of deferred financing costs	373	348
Accretion of asset retirement obligation	70	69
Gain on fixed asset disposal	—	(17)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,659)	(3,295)
Inventory	(5,885)	(2,586)
Prepaid expenses	3,718	1,467
Other assets	1,024	(287)
Accounts payable	323	1,090
Accrued compensation	1,511	495
Accrued expenses	(1,289)	1,711
Other liabilities	(1,041)	905
Net cash flows provided by (used in) operating activities	16,518	(12,269)

Cash flows from investing activities:
Purchases of equipment	(1,560)	(847)
Patent application costs	(114)	(128)
Proceeds from sale of equipment	—	24
Net cash flows used in investing activities	(1,674)	(951)

Cash flows from financing activities:
Proceeds from exercise of stock options	406	574
Principal payments on finance lease	(36)	(29)
Stock repurchased for tax withholdings on vesting of restricted stock	—	(1,191)
Net cash flows provided by (used in) financing activities	370	(646)

Net change in cash	15,214	(13,866)

Cash and cash equivalents, beginning of period	65,950	87,083
Cash and cash equivalents, end of period	$81,164	$73,217
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader in placental biologics focused on delivering innovative solutions to patients and the healthcare professionals who treat them. All of the Company’s products sold in the United States are regulated by the United States Food & Drug Administration (“FDA”). The Company’s business is focused primarily on the United States of America but the Company is pursuing opportunities for international expansion, with specific focus on the sale of its placental tissue products in Japan.
During the three and nine months ended September 30, 2023, the Company operated as two defined, internal business units: Wound & Surgical and Regenerative Medicine. On June 20, 2023, the Company announced that it would disband its Regenerative Medicine business unit and suspended its associated Knee Osteoarthritis clinical trial program. All activities in Regenerative Medicine during the three months ended September 30, 2023 were part of the wind-down of the unit, primarily related to regulatory obligations associated with its clinical trial, and it is expected that these activities will materially conclude during the fourth quarter of 2023.
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 for a description of all significant accounting policies.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated as net income (loss) available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net income (loss) available to common stockholders is calculated by adjusting net income (loss) for periodic accumulated dividends on the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”). This amount is divided by the weighted average common shares outstanding during the period.
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
In June 2023, the Company entered into Amendment No. 2 (the “Second Amendment”) to the loan agreement, dated as of June 30, 2020, by and among the Company, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP, and certain other parties, (as amended, the “Hayfin Loan Agreement”), pursuant to which the reference rate used to determine the interest rate was changed from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Because the only terms of the Second Amendment that affected the Company’s contractual cash flows were related to the changes in the reference rate, the Company adopted the optional guidance prescribed by Topic 848 to this transaction. The adoption of ASU 2020-04 and its application to the Second Amendment did not materially impact the Company’s unaudited condensed consolidated financial statements as of or for the three or nine months ended September 30, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
All ASUs issued and not yet effective for the three and nine months ended September 30, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position and results of operations.

3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, gross	$51,579	$46,867
Less: allowance for doubtful accounts	(2,574)	(3,783)
Accounts receivable, net	$49,005	$43,084
Activity related to the Company’s allowance for doubtful accounts for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at July 1	$2,196	$3,471
Bad debt expense	447	426
Write-offs	(69)	(67)
Balance at September 30	$2,574	$3,830
Activity related to the Company’s allowance for doubtful accounts for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at January 1	$3,783	$1,187
Bad debt expense	737	2,817
Write-offs	(1,946)	(174)
Balance at September 30	$2,574	$3,830
4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$838	$810
Work in process	10,547	6,855
Finished goods	7,683	5,518
Inventory	$19,068	$13,183
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory and clean room equipment	$17,551	$16,422
Furniture and equipment	15,255	15,016
Leasehold improvements	9,418	9,190
Construction in progress	1,656	1,983
Asset retirement cost	960	983
Finance lease right-of-use asset	189	189
Property and equipment, gross	45,029	43,783
Less: accumulated depreciation and amortization	(37,935)	(35,927)
Property and equipment, net	$7,094	$7,856
Depreciation expense for the three and nine months ended September 30, 2023 and 2022 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$653	$831	$2,054	$2,549
Depreciation expense is allocated amongst cost of sales, research and development expense, and selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
6.     Goodwill and Intangible Assets, Net
Goodwill
The following table provides a summary of goodwill activity for the nine months ended September 30, 2023 (in thousands):

	Wound & Surgical	Regenerative Medicine	Goodwill
Balance as of December 31, 2022	$19,441	$535	$19,976
Impairment of goodwill	—	(535)	(535)
Balance as of September 30, 2023	$19,441	$—	$19,441
There was no goodwill activity during the three months ended September 30, 2023 or during the three or nine months ended September 30, 2022.
Impairment of Regenerative Medicine Business Unit
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. As a result of this event, the Company evaluated goodwill associated with the Regenerative Medicine reporting unit for potential impairment. The Company estimated fair value for the reporting unit using the income approach; specifically, a discounted cash flow method. As a result of this assessment, management concluded that the carrying value of the reporting unit exceeded its carrying value by an amount that exceeded its goodwill balance. Accordingly, the Company recognized an impairment loss for the full amount of the goodwill ascribed to the Regenerative Medicine reporting unit. The impairment loss is included as a component of restructuring expense in the unaudited condensed statement of operations for the nine months ended September 30, 2023.
Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,969	$(7,638)	$2,331	$9,923	$(7,106)	$2,817
Licenses	1,000	(42)	958	1,000	(4)	$996
Total amortized intangible assets	$10,969	$(7,680)	$3,289	$10,923	$(7,110)	$3,813

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	1,098		1,098	1,031		1,031
Total intangible assets	$13,075		$5,395	$12,962		$5,852
Expected future amortization of intangible assets as of September 30, 2023, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2023 (excluding the nine months ended September 30, 2023)	$190
2024	759
2025	364
2026	210
2027	209
Thereafter	1,557
Total amortized intangible assets	$3,289
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Commissions to sales agents	$3,213	$2,941
Accrued rebates	1,244	707
Legal and settlement costs	1,025	4,447
Estimated sales returns	910	659
Accrued group purchasing organization fees	713	638
Accrued clinical trials	694	90
Accrued contract termination costs	547	—
Accrued travel	259	566
Other	839	976
Accrued expenses	$9,444	$11,024
8.    Long Term Debt, Net
Hayfin Loan Agreement
On June 30, 2020, the Company entered into the Hayfin Loan Agreement, which provided the Company with a $50 million senior secured term loan (the “Term Loan”). The Term Loan matures on June 30, 2025 (the “Maturity Date”). Interest on any borrowings is based on SOFR, plus a fallback provision of 0.15%, subject a floor of 1.5% (the “Floor”), plus a Margin of 6.75% (the “Margin”). The Term Loan carried an interest rate of 12.3% as of September 30, 2023.
As of September 30, 2023, the Company was in compliance with all applicable financial covenants under the Hayfin Loan Agreement.
The balances of the Term Loan as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Outstanding principal	$50,000	$50,000
Deferred financing costs	(896)	(1,219)
Original issue discount	(138)	(187)
Long term debt, net	$48,966	$48,594
Interest expense related to the Term Loan, included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest	$1,554	$1,151	$4,498	$3,225
Amortization of deferred financing costs	111	103	323	302
Accretion of original issue discount	17	16	50	46
Interest expense	$1,682	$1,270	$4,871	$3,573
A summary of principal payments due on the Term Loan, by year, from September 30, 2023 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2023 (excluding the nine months ended September 30, 2023)	$—
2024	—
2025	50,000
2026	—
2027	—
Thereafter	—
Outstanding principal	$50,000
As of September 30, 2023, the fair value of the Term Loan was $47.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan to September 30, 2023 using this discount rate.
9. Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated using two methods: basic and diluted.
Basic Net Income (Loss) Per Common Share
The following table provides a reconciliation of net loss to net loss available to common stockholders and calculation of basic net loss per common share for each of the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$8,534	$(8,426)	$4,751	$(29,783)
Accumulated dividends on Series B Preferred Stock	1,773	1,670	5,184	4,884
Net income (loss) available to common stockholders	$6,761	$(10,096)	$(433)	$(34,667)
Weighted average common shares outstanding	116,298,146	113,448,251	115,528,067	112,650,713
Basic net income (loss) per common share	$0.06	$(0.09)	$(0.00)	$(0.31)
Diluted Net Income (Loss) Per Common Share
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) available to common stockholders	$6,761	$(10,096)	$(433)	$(34,667)
Adjustments:
Accumulated dividends on Series B Convertible Preferred Stock	1,773	1,670	5,184	4,884
Less: antidilutive adjustments	(1,773)	(1,670)	(5,184)	(4,884)
Total adjustments	—	—	—	—
Numerator	$6,761	$(10,096)	$(433)	$(34,667)
Weighted average shares outstanding	116,298,146	113,448,251	115,528,067	112,650,713
Adjustments:
Potential common shares (a)
Restricted stock unit awards	1,845,832	—	—	—
Outstanding stock options	1,131,410	—	—	—
Performance stock unit awards	35,441	—	—	—
Restricted stock awards	15,767	—	—	—
Employee stock purchase plan	1,113	—	—	—
Total adjustments	3,029,563	—	—	—
Weighted average shares outstanding adjusted for potential common shares	119,327,709	113,448,251	115,528,067	112,650,713
Diluted net income (loss) per common share	$0.06	$(0.09)	$(0.00)	$(0.31)
(a) Weighted average common shares outstanding for the calculation of diluted net income (loss) per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series B Convertible Preferred Stock	30,445,997	28,685,739	29,559,946	27,850,916
Restricted stock unit awards	—	474,355	1,219,776	574,507
Performance stock unit awards	—	59,996	13,425	40,141
Employee stock purchase plan	—	4,536	372	1,517
Restricted stock awards	—	22,327	23,733	293,778
Outstanding stock options	—	22,528	107,897	97,190
Potential common shares	30,445,997	29,269,481	30,925,149	28,858,049
10.    Equity
Series B Convertible Preferred Stock
The Company has not declared or paid any dividends on the Series B Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2023 were $19.0 million. As this amount has not been declared, the Company has not recorded this amount on its unaudited condensed consolidated balance sheet as of September 30, 2023.
Based on accumulated dividends as of September 30, 2023, the Series B Preferred Stock was convertible into an aggregate of 30,906,441 shares of the Company’s common stock as of that date.
Equity Incentive Awards
The Company has issued restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”, together with RSAs and RSUs, collectively, the “Equity Incentive Awards”) to its employees. The following is summary information for Equity Incentive Awards for the nine months ended September 30, 2023.

As of September 30, 2023, there was $24.1 million of unrecognized share-based compensation expense related to the Equity Incentive Awards. This expense is expected to be recognized over a weighted-average period of 2.33 years, which approximates the remaining vesting period of these grants. The table below summarizes activity of unvested Equity Incentive Awards by award type from January 1, 2023 through September 30, 2023.

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	122,755	$6.13	4,774,971	$6.28	241,072	$4.62
Granted	—	—	3,266,244	4.65	3,851,427	3.83
Vested	(13,624)	6.18	(2,237,260)	6.20	—	—
Forfeited	(90,367)	5.83	(1,715,136)	5.45	(365,227)	4.24
Unvested at September 30, 2023	18,764	$7.55	4,088,819	$5.38	3,727,272	$3.84
Stock Options
A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	933,894	$6.46
Granted	3,694,000	3.77
Exercised	(62,599)	6.50
Vested options expired	(423,213)	5.81
Outstanding at September 30, 2023	4,142,082	4.13	6.31	13,178,214
Exercisable at September 30, 2023	448,082	$7.06	0.60	$174,314
As of September 30, 2023, there was $5.5 million of unrecognized share-based compensation expense related to Stock Options. This expense is expected to be recognized over a weighted-average period of 2.22 years.
CEO Performance Grant
On January 27, 2023, the Company’s Board of Directors appointed Joseph H. Capper to serve as Chief Executive Officer. The Company entered into a Letter Agreement with Mr. Capper that included, among other things, a grant of 3,300,000 PSUs (the “CEO Performance PSUs”) and a non-qualified stock option (the “CEO Performance Option”, collectively with the CEO Performance PSUs, the “CEO Performance Grant”) for 3,600,000 shares of the Company’s common stock. In addition to continued employment with the Company, the occurrence and extent of vesting of each component of the CEO Performance Grant is dependent upon the Company’s operating and share price performance: the CEO Performance PSUs vest on the basis of achieved revenue growth, while the CEO Performance Option vests on the basis of share price appreciation.
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
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurrence based on that estimate. The Company recognized $0.4 million and $1.1 million of expense related to the CEO Performance PSUs during the three and nine months ended September 30, 2023, respectively.

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
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $0.7 million and $2.0 million of expense related to the CEO Performance Option during the three and nine months ended September 30, 2023, respectively.
CFO Inducement Grant
On July 5, 2023, the Company announced that Doug Rice was appointed to serve as Chief Financial Officer of the Company, effective that day. Mr. Rice’s compensation included, among other things, a grant of 162,000 PSUs, 97,200 RSUs, and 94,000 stock options (the “CFO Options”), as a material inducement to his hiring.
The PSUs vest based on a three-year performance period ending on December 31, 2025 based upon the achievement of specified performance conditions, subject to Mr. Rice’s continued employment, except in the case of Mr. Rice’s death or disability. The awards can vest between 50% and 150% of the original number of PSUs, depending on actual performance. Vesting is limited to 100% of the award in the event that certain share price conditions are not achieved. The total grant date fair value of the PSUs was $1.5 million.
The RSUs vest in three equal tranches on each of the first three anniversary dates of the grant date, provided Mr. Rice remains in continuous service with the Company. The total grant date fair value of the RSUs was $0.6 million.
The CFO Options vest in four equal tranches on each of the first four anniversary dates of the grant date, subject to Mr. Rice’s continued employment. The CFO Options expire on July 5, 2030. The total grant date fair value of the CFO Options was $0.4 million.

11. Income Taxes
The effective tax rates for the Company were 6.5% and (0.6)% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the Company were 10.7% and (0.6)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates for 2023 reflect the utilization of net operating losses and certain tax credits. The effective tax rates for 2022 reflect net operating losses offset by a valuation allowance.
12.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$4,496	$3,233
Cash paid for income taxes	210	184
Non-cash activities:
Issuance of shares pursuant to employee stock purchase plan	1,368	—
Purchases of equipment in accounts payable	126	353
Right of use assets arising from operating lease liabilities	—	(37)
13. Commitments and Contingencies
Nordic Agreement
In June 2022, the Company entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for the Company’s KOA clinical trial program. Under the terms of the Nordic Agreement, the Company was obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial. In July 2023, the Company terminated the Nordic Agreement, in accordance with which the Company is obligated to reimburse NBCD for services performed through the effective termination date and for non-cancelable obligations reasonably incurred prior to that date. In addition, the Company and NBCD have certain regulatory obligations for all trial participants enrolled in the study prior to the suspension of clinical trial activities. Refer to Note 16, “Restructuring,” for additional discussion.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company’s unaudited condensed consolidated balance sheet as of September 30, 2023 reflects the Company’s current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2022 Form 10-K.
The Company has not accrued for any potential losses related to legal matters as of September 30, 2023.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
Securities Class Action
On January 16, 2019, the United States District Court for the Northern District of Georgia entered an order consolidating two purported securities class actions (MacPhee v. MiMedx Group, Inc., et al. filed February 23, 2018 and Kline v. MiMedx Group, Inc., et al. filed February 26, 2018). The order also appointed Carpenters Pension Fund of Illinois (“CPFI”) as lead plaintiff. On May 1, 2019, CPFI filed a consolidated amended complaint, naming as defendants the Company, Michael J. Senken, Parker H. “Pete” Petit, William C. Taylor, Christopher M. Cashman and Cherry Bekaert & Holland LLP. The amended complaint (the “Securities Class Action Complaint”) alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. It asserted a class period of March 7, 2013 through June 29, 2018. Following the filing of motions to dismiss by the various defendants, CPFI was granted leave to file an amended complaint. CPFI filed its amended complaint against the Company, Michael J. Senken, Parker H. Petit, William C. Taylor, and Cherry Bekaert & Holland (Christopher Cashman was dropped as a defendant) on March 30, 2020. The defendants filed motions to dismiss on May 29, 2020. On March 25, 2021, the Court granted defendants’ respective motions to dismiss, finding that CPFI lacked standing to bring the underlying claims and also could not establish loss causation because it sold all of its shares in the Company prior to any corrective disclosures, and dismissed the case. On April 22, 2021, CPFI filed a motion for reconsideration of the dismissal and for leave to amend to add a new plaintiff to attempt to cure the standing and loss causation issues. On January 28, 2022, the Court denied CPFI’s motion to reconsider and motion to substitute class representative. On February 25, 2022, CPFI filed a Notice of Appeal in the 11th Circuit Court of Appeals. On July 10, 2023, the Court of Appeals affirmed the District Court’s dismissal of the case and the denial of the motion for leave to amend. On July 31, 2023, CPFI filed a petition for rehearing en banc, which was denied on September 6, 2023.
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
Other Matters
Under the Florida Business Corporation Act and agreements with its current and former officers and directors, the Company is obligated to indemnify its current and former officers and directors who are made party to a proceeding, including a proceeding brought by or in the right of the corporation, with certain exceptions, and to advance expenses to defend such matters. The Company has previously borne substantial costs to satisfy these indemnification and expense advance obligations and may continue to incur such costs in the future. Costs incurred pursuant to these agreements are included in investigation, restatement and related expense in the unaudited condensed consolidated statements of operations.
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
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hospital	$47,350	$40,174	$136,108	$116,081
Private Office	22,951	19,572	68,188	54,768
Other	11,411	7,943	30,349	22,617
Total	$81,712	$67,689	$234,645	$193,466
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or nine months ended September 30, 2023 or 2022.
Net Sales by Product
The Company has two primary classes of products: (1) Advanced Wound Care, or Section 361, products, consisting of its tissue and cord sheet allograft products as well as certain particulate products subject to regulation under Section 361 of the Public Health Service Act and related regulations (“Section 361”), and (2) Section 351 products, consisting of the Company’s micronized and certain other particulate products subject to regulation under Section 351 of the Public Health Service Act and related regulations (“Section 351”). Advanced Wound Care is further disaggregated between the Company’s Tissue/Other and Cord products.
Below is a summary of net sales by class of product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advanced Wound Care
Tissue/Other	$75,570	$61,131	$216,825	$174,256
Cord	6,066	5,678	17,259	17,165
Total Advanced Wound Care	81,636	66,809	234,084	191,421
Section 351(1)	76	880	561	2,045
Total	$81,712	$67,689	$234,645	$193,466
(1) Revenue recognized from collections relating to revenue transactions for which performance obligations were fulfilled prior to October 1, 2019, the date at which the Company changed its pattern of revenue recognition, for the three and nine months ended September 30, 2022 of $0.1 million and $0.2 million, respectively, which were separately presented in previously-issued financial statements, are presented as part of Section 351 in the table above.
15.     Segment Information
The Company had two reportable segments during the three and nine months ended September 30, 2023: Wound & Surgical and Regenerative Medicine.
•Wound & Surgical focused on the Advanced Wound Care and Surgical Recovery markets through the sale of the Company’s portfolio of products and product development to serve these primary end markets. Its platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, and AMNIOEFFECT®), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL®). This segment is also responsible for international sales of the Company’s Section 351 products.
•Prior to June 20, 2023, Regenerative Medicine focused solely on Regenerative Medicine technologies, specifically progressing the Company’s placental biologics platform towards registration as an FDA-approved biological drug. On June 20, 2023, the Company announced a plan to disband the Regenerative Medicine business unit and suspended its Knee Osteoarthritis clinical trial program. The Company is actively managing wind-down activities for its Regenerative Medicine business unit, primarily related to regulatory obligations associated with its clinical trial. The Company expects that these activities will materially conclude in the fourth quarter of 2023.

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

Net sales and segment contribution by each reportable segment for the three months ended September 30, 2023 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$80,376	$—	$1,336	$81,712
Cost of sales	13,305	—	1,485	14,790
Selling, general and administrative expense	38,687	—	13,884	52,571
Research and development expense	3,175	—	—	3,175
Restructuring	—	208	—	208
Amortization of intangible assets	—	—	190	190
Segment contribution	$25,209	$(208)
Investigation, restatement and related expense				(38)
Operating income				$10,816
Supplemental information
Depreciation expense	$423	$—	$230	$653
Share-based compensation	$1,902	$—	$2,486	$4,388
Net sales and segment contribution by each reportable segment for the three months ended September 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$66,873	$—	$816	$67,689
Cost of sales	11,159	—	1,029	12,188
Selling, general and administrative expense	35,530	—	17,945	53,475
Research and development expense	1,680	4,273	—	5,953
Amortization of intangible assets	—	—	175	175
Segment contribution	$18,504	$(4,273)
Investigation, restatement and related expense				3,001
Operating loss				$(7,103)
Supplemental information
Depreciation expense	$451	$36	$344	$831
Share-based compensation	$1,945	$347	$80	$2,372

Net sales and segment contribution by each reportable segment for the nine months ended September 30, 2023 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$231,466	$—	$3,179	$234,645
Cost of sales	37,373	—	3,419	40,792
Selling, general and administrative expense	114,853	—	41,920	156,773
Research and development expense	6,330	11,838	—	18,168
Restructuring	—	3,464	—	3,464
Amortization of intangible assets	—	—	570	570
Segment contribution	$72,910	$(15,302)
Investigation, restatement and related expense				4,652
Operating income				$10,226
Supplemental information
Depreciation expense	$1,208	$135	$711	$2,054
Share-based compensation	$5,130	$259	$7,404	$12,793
Net sales and segment contribution by each reportable segment for the nine months ended September 30, 2022 were as follows (in thousands):

	Wound & Surgical	Regenerative Medicine	Corporate & Other	Consolidated
Net sales	$191,297	$—	$2,169	$193,466
Cost of sales	31,126	—	2,821	33,947
Selling, general and administrative expense	108,256	—	50,582	158,838
Research and development expense	6,068	11,361	—	17,429
Amortization of intangible assets	—	—	519	519
Segment contribution	$45,847	$(11,361)
Investigation, restatement and related expense				8,771
Operating loss				$(26,038)
Supplemental information
Depreciation expense	$1,364	$120	$1,065	$2,549
Share-based compensation	$5,609	$910	$4,279	$10,798
16.     Restructuring
On June 20, 2023, the Company announced that it was suspending all activities associated with its knee osteoarthritis clinical trial program and disbanding its Regenerative Medicine business unit (the “Restructuring”). This was the result of the Company’s decision to focus on its Wound & Surgical business to drive profitability and cash flows. The Company anticipates that activities related to the Restructuring will materially conclude in the fourth quarter of 2023. Expenses associated with the Restructuring are recognized as the associated liabilities are incurred in an amount equal to the fair value to settle the liability.
Severance
As part of the Restructuring, the Company separated from certain employees whose primary responsibilities were toward the advancement of the Company’s knee osteoarthritis clinical trial program. The Company offered an aggregate of severance arrangements of $2.1 million to separated employees during the nine months ended September 30, 2023. This amount was recognized as part of research and development expense on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023, as these arrangements were determined not to qualify for accounting as a one-time separation benefit under ASC 420. Of the total severance amount, $1.8 million was paid out during the three months ended September 30, 2023. The remaining $0.3 million is reflected in accrued compensation on the unaudited condensed consolidated balance sheet as of September 30, 2023.
Impairments

On June 23, 2023, the Company provided notice to NBCD of the termination of the Nordic Agreement. As part of the Restructuring, the Company no longer anticipated that it would receive any benefits pursuant to the clinical trial program. Accordingly, it recognized an impairment of clinical trial assets related to the Nordic Agreement and all pass-through vendors of $2.1 million during the nine months ended months ended September 30, 2023, respectively. This amount is reflected as part of restructuring expense on the unaudited condensed consolidated statements of operations for the nine months ended months September 30, 2023.
In addition, the Company recorded goodwill impairment for $0.5 million, reflecting all goodwill assigned to the Regenerative Medicine reporting unit. This amount is reflected as part of restructuring expense on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023. See Note 6, “Goodwill and Intangible Assets, Net,” for further information regarding the impairment of goodwill due to the disbanding of the Company’s Regenerative Medicine business unit.
Contract Termination Costs
The Company incurred $0.2 million and $0.8 million in expenses to wind-down certain contracts related to the knee osteoarthritis clinical trial program for the three and nine months ended September 30, 2023, respectively. This amount generally reflects the Company’s expectation both for its obligation to carry out the protocol for the patients enrolled in the trial prior to the suspension of activities and close-out costs related to the trial. During the three months ended September 30, 2023, the Company incurred additional charges $0.2 million under certain contracts that was offset by a decrease in the number of visits required to wind-down the study and payments totaling $0.2 million. Contract termination costs are reflected as part of accrued expenses on the unaudited condensed consolidated balance sheet as of September 30, 2023 and as part of restructuring expense on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.
17.     Subsequent Events
Hayfin Preferred Share Repurchase
On October 27, 2023, the Company executed a Securities Purchase Agreement with certain entities managed by or affiliated with Hayfin Capital Management LLP (the “Hayfin Shareholders”) to repurchase 5,000 shares of the Company’s Series B Preferred Stock for $9.5 million (the “Repurchase”). As part of the Repurchase, the Hayfin Shareholders entered into customary lock-up provisions requiring them to retain the balance of their equity positions for a period of at least one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MIMEDX is a pioneer and leader in placental biologics focused on delivering innovative solutions to patients and the healthcare professionals who treat them. With more than a decade of experience helping clinicians manage acute and chronic wounds, MIMEDX has been dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”). We apply Current Good Tissue Practices (“CGTP”) standards in addition to terminal sterilization to produce our allografts.

During the three and nine months ended September 30, 2023, we operated under two defined internal business units: Wound & Surgical and Regenerative Medicine.
The Wound & Surgical business focuses on the Advanced Wound Care and Surgical Recovery markets through sales of our existing product portfolio and product development to serve these primary end markets. This business unit is responsible for substantially all sales of our Advanced Wound Care products, as well as the sale outside the United States of America of our micronized and certain other particulate products subject to regulation under Section 351 of the Public Health Service Act and related regulations (“Section 351”).
On June 20, 2023, we announced a plan to disband our Regenerative Medicine business unit and the suspension of our knee osteoarthritis (“KOA”) clinical trial program (the “Restructuring”) given the substantial uncertainties surrounding clinical trial costs and outcomes, as well as regulatory pathways and timing. The Company anticipates that Restructuring-related activities will materially conclude in the fourth quarter of 2023.

This discussion, which presents our results for the three and nine months ended September 30, 2023 and 2022, should be read in conjunction with our financial statements and accompanying notes in this Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Executive Summary
During the third quarter ended September 30, 2023, the Company experienced broad-based growth in net sales, with contributions from each of its site-of-service categories. Much of this momentum was driven by strong commercial execution, including the acquisition of new customers and continued uptake in new products we launched in the second half of 2022, despite uncertainty in reimbursement policy for Medicare billings in the Private Office care setting. Recent operating and financial highlights include:
•Third quarter 2023 net sales of $81.7 million, an increase of 20.7% over third quarter 2022.
•GAAP net income of $8.5 million for third quarter 2023.
•Launched EPIEFFECT™, the latest addition to MIMEDX’s portfolio of Advanced Wound Care products.
•Announced $9.5 million repurchase of 5,000 shares of Series B Preferred Stock held by Hayfin Services, LLP (“Hayfin”) and its affiliates.
Results of Operations
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Total Company

	Three Months Ended September 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$81,712	$67,689	$14,023	20.7%
Cost of sales	14,790	12,188	2,602	21.3%
Gross profit	66,922	55,501	11,421	20.6%
Selling, general and administrative	52,571	53,475	(904)	(1.7)%
Research and development	3,175	5,953	(2,778)	(46.7)%
Restructuring	208	—	208	—%
Investigation, restatement and related	(38)	3,001	(3,039)	nm
Amortization of intangible assets	190	175	15	8.6%
Interest expense, net	(1,680)	(1,270)	(410)	32.3%
Income tax provision benefit (expense)	(591)	(53)	(538)	nm
Net income (loss)	$8,534	$(8,426)	$16,960	nm
1
Net Sales
We recorded net sales for the three months ended September 30, 2023 of $81.7 million, a $14.0 million, or 20.7%, increase compared to the three months ended September 30, 2022, in which we recognized net sales of $67.7 million. Net sales in all care settings had one fewer shipping day during the three months ended September 30, 2023 compared to the same period in 2022.
Our sales by care setting were as follows (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Hospital	$47,350	$40,174	$7,176	17.9%
Private Office	22,951	19,572	3,379	17.3%
Other	11,411	7,943	3,468	43.7%
Total	$81,712	$67,689	$14,023	20.7%
Net sales in the Hospital care setting were $47.4 million for the three months ended September 30, 2023, a $7.2 million or 17.9% increase compared to $40.2 million for the three months ended September 30, 2022. The increase was primarily driven by sales of our new products introduced during the third quarter of 2022.
Net sales in the Private Office care setting grew by $3.4 million, or 17.3%, to $23.0 million for the three months ended September 30, 2023, compared to $19.6 million for the three months ended September 30, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution.
Net sales in Other care settings increased by $3.5 million, or 43.7%, to $11.4 million for the three months ended September 30, 2023, compared to $7.9 million for the three months ended September 30, 2022. The increase was the result of the addition of new customers and general increases in sales volume, driven by strong commercial execution.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2023 and 2022 were $14.8 million and $12.2 million, respectively, an increase of $2.6 million, or 21.3%. Increases in cost of sales were driven by increases in sales volume as noted above.
Gross profit margin for the three months ended September 30, 2023 was 81.9% compared to 82.0% for the three months ended September 30, 2022. Gross profit margin was roughly flat versus the prior year period due to improvements in yield, partially offset by production variances.
1 nm=not meaningful

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2023 was $52.6 million, compared to $53.5 million for the three months ended September 30, 2022, a decrease of $0.9 million, or 1.7%. The decrease in SG&A expense was due to decreases in professional service costs and personnel costs. Lower professional services expense resulted from a decline in fees paid to third party advisers during the three months ended September 30, 2022. The decrease in personnel costs reflects the results of our continued cost reduction efforts which began during the third quarter of 2022, together with the impact of higher comparative severance expense associated with the departure of our former CEO in the third quarter of 2022, as well as lower stock-based compensation. These decreases were offset by increases in commissions due to higher sales volumes for three months ended September 30, 2023.
Research and Development Expense
Our research and development expense decreased by $2.8 million, or 46.7%, to $3.2 million for the three months ended September 30, 2023, compared to $6.0 million for the three months ended September 30, 2022. The decline resulted from the disbanding of our Regenerative Medicine business unit lowering personnel and clinical trial expenses for three months ended September 30, 2023 and from decreases in expenses associated with the testing and development of new products launched during the three months ended September 30, 2022.
Restructuring Expense
Restructuring expense of $0.2 million for the three months ended September 30, 2023 reflects certain charges related to our Regenerative Medicine business unit wind-down activities, primarily associated with clinical trial regulatory obligations.
Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended September 30, 2023 was immaterial compared to $3.0 million for the three months ended September 30, 2022. The decrease was primarily related to negotiated reductions in legal fees previously incurred under indemnification agreements with certain former members of management year-over-year. In addition, following the end of a legal proceeding, expenses under our last material indemnification agreement with our former chief financial officer substantially ceased during the third quarter of 2023.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended September 30, 2023 and 2022.
Interest Expense, Net
Interest expense, net was $1.7 million for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022, an increase of $0.4 million, or 32.3%. The increase was the result of year-over-year increases in the reference market interest rates on our outstanding debt.
Income Tax Provision Benefit (Expense)
The effective tax rates for the Company were 6.5% and (0.6)% for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company's net income is partially offset by net operating losses and research and development tax credits, in accordance with the 2018 Tax & Jobs Act legislation.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Total Company

	Nine Months Ended September 30,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$234,645	$193,466	$41,179	21.3%
Cost of sales	40,792	33,947	6,845	20.2%
Gross profit	193,853	159,519	34,334	21.5%
Selling, general and administrative	156,773	158,838	(2,065)	(1.3)%
Research and development	18,168	17,429	739	4.2%
Restructuring	3,464	—	3,464	—%
Investigation, restatement and related	4,652	8,771	(4,119)	(47.0)%
Amortization of intangible assets	570	519	51	9.8%
Interest expense, net	(4,864)	(3,566)	(1,298)	36.4%
Other expense, net	(42)	(1)	(41)	nm
Income tax provision benefit (expense)	(569)	(178)	(391)	nm
Net income (loss)	$4,751	$(29,783)	$34,534	nm
Net Sales
We recorded net sales for the nine months ended September 30, 2023 of $234.6 million, a $41.2 million, or 21.3%, increase compared to the nine months ended September 30, 2022, for which we recorded net sales of $193.5 million. Net sales for the nine months ended September 30, 2023 in all sites of service benefited from the alleviation of the Omicron wave of the Covid-19 Pandemic, which adversely impacted sales during the nine months ended September 30, 2022. There was one fewer shipping day during the nine months ended September 30, 2023 compared to the same period in 2022.
Our sales by care setting were as follows (in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Hospital	$136,108	$116,081	$20,027	17.3%
Private Office	68,188	54,768	13,420	24.5%
Other	30,349	22,617	7,732	34.2%
Total	$234,645	$193,466	$41,179	21.3%
Net sales in the Hospital care setting were $136.1 million for the nine months ended September 30, 2023, a $20.0 million or 17.3% increase compared to $116.1 million for the nine months ended September 30, 2022. The increase was primarily driven by sales of our new products introduced during the third quarter of 2022.
Net sales in the Private Office care setting grew by $13.4 million, or 24.5%, to $68.2 million for the nine months ended September 30, 2023, compared to $54.8 million for the nine months ended September 30, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution.
Net sales in Other care settings increased by $7.7 million, or 34.2%, to $30.3 million for the nine months ended September 30, 2023 compared to $54.8 million for the nine months ended September 30, 2022. The increase was primarily driven by the addition of new customers in certain sites of service and sales of EPIFIX in Japan.
Cost of Sales and Gross Profit Margin
Cost of sales for the nine months ended September 30, 2023 was $40.8 million, an increase of $6.8 million, or 20.2%, compared to $33.9 million for the nine months ended September 30, 2022. Increases in cost of sales were driven by increases in sales volume noted above.
Gross profit margin for the nine months ended September 30, 2023 and 2022 was 82.6% and 82.5%, respectively.
Selling, General and Administrative Expense

SG&A expense for the nine months ended September 30, 2023 decreased by $2.1 million, or 1.3%, to $156.8 million, compared to $158.8 million for the nine months ended September 30, 2022. The decrease was driven by decreases in professional services expenses, personnel costs and bad debt expense. The decrease in professional services expenses reflects $2.1 million in consulting and advisory expenses related to a withhold the vote campaign launched by a shareholder together with fees paid to other third-party advisers in 2022. There were no similar activities during 2023. The decrease in personnel costs reflects the results of our continued cost reduction efforts that began in the third quarter of 2022. Increases in stock based compensation were offset by reduced severance expense in 2023 compared to the expense associated with the departure of our former CEO in 2022. Finally, the decrease in bad debt expense was the result of the greater deterioration of credit for certain specific customers in 2022 compared to 2023.
These decreases were offset in part by increases in sales commissions, driven by increases in sales volumes, as well as, greater travel expenses, reflecting the removal of COVID-19 travel restrictions that were in place in 2022.
Research and Development Expense
Our research and development expenses increased by $0.7 million, or 4.2%, to $18.2 million for the nine months ended September 30, 2023, compared to $17.4 million for the nine months ended September 30, 2022. The increase reflects clinical trial expenses ramping up in the first half of 2023, including associated personnel costs offset in part by the disbanding of our Regenerative Medicine business unit from June 20, 2023.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the nine months ended September 30, 2023 decreased by $4.1 million, or 47.0%, to $4.7 million compared to $8.8 million for the nine months ended September 30, 2022. The decrease was primarily related to negotiated reductions in legal fees previously incurred under indemnification agreements with certain former members of management year-over-year. In addition, following the end of a legal proceeding, expenses under our last material indemnification agreement substantially ceased during the third quarter of 2023.
Amortization of Intangible Assets
Amortization expense increased from $0.5 million for the nine months ended September 30, 2022 to $0.6 million for the nine months ended September 30, 2023.
Restructuring Expense
Restructuring expense of $3.5 million for the nine months ended September 30, 2023 reflects certain charges related to the disbanding of our Regenerative Medicine business unit, including write-downs of prepaid clinical trial assets of $2.1 million, charges for the wind-down of our KOA clinical trial program of $0.8 million, and impairment of goodwill of $0.5 million.
Interest Expense, Net
Interest expense, net was $4.9 million for the nine months ended September 30, 2023 compared to $3.6 million for the nine months ended September 30, 2022. The increase was the result of year-over-year increases in the reference market interest rates on our outstanding debt.
Income Tax Provision Benefit (Expense)
The effective tax rates for the Company were 10.7% and (0.6)% for the nine months ended September 30, 2023 and 2022, respectively. The Company's net income is partially offset by prior net operating losses and research and development tax credits, in accordance with the 2018 Tax & Jobs Act legislation.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $16.5 million, compared to cash used of $12.3 million for the nine months ended September 30, 2022. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers, as well as year-over-year decreases in operating expenses.
Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2023 was $1.7 million, compared to $1.0 million for the nine months ended September 30, 2022. This increase reflects a $0.7 million year-over-year increase in capital expenditures.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $0.4 million. Cash used in financing activities was $0.6 million during the nine months ended September 30, 2022. We ceased withholding shares to satisfy employee tax obligations upon vesting of equity awards in 2022. Accordingly, we did not have any cash paid for tax withholdings during the nine months ended September 30, 2023, compared to $1.2 million for the nine months ended September 30, 2022. This effect was offset by $0.6 million of cash receipts from option exercises in the nine months ended September 30, 2022, compared to $0.4 million of cash receipts from option exercises in the nine months ended September 30, 2023.
Liquidity and Capital Resources
Our business requires capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, the conduct of research and development activities, compliance costs, and legal and consulting fees in connection with ongoing litigation and other matters.
As of September 30, 2023, we had $81.2 million of cash and cash equivalents, total current assets of $154.5 million and total current liabilities of $43.6 million, reflecting a current ratio of 3.5.
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
No principal payments are due on the Term Loan until the Maturity Date. Interest is payable on the Term Loan for principal outstanding quarterly through the Maturity Date. Pursuant to Amendment No. 2 to the Loan Agreement entered into in June 2023, interest on any borrowings under the Term Loan is equal to the Secured Overnight Finance Rate (“SOFR”), plus a fallback provision of 0.15%, subject to a floor of 1.5%, plus a margin of 6.75%. An additional 3.0% margin would be applied to the interest rate upon the occurrence of an Event of Default, as defined in the Hayfin Loan Agreement. As of September 30, 2023, the Term Loan carried an interest rate of 12.3%.
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

As of September 30, 2023, we were in compliance with all financial covenants under the Hayfin Loan Agreement. A breach of a financial covenant in the Hayfin Loan Agreement, if uncured or unable to be cured, would likely result in an event of default that could trigger the lenders’ remedies, including acceleration of the entire principal balance of the loan as well as any applicable prepayment premiums.
Series B Preferred Stock
We have 100,000 shares of Series B Preferred Stock outstanding as of September 30, 2023.
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
Each share of Series B Preferred Stock, including any accrued and unpaid dividends, is convertible into our common stock at any time at the option of the holder at a conversion price of $3.85 per common share. The Series B Preferred Stock converts automatically at any time after July 2, 2023, provided that the volume-weighted average price of a share of our common stock is $7.70 or higher (i) for 20 out of 30 consecutive trading days, and (ii) on such date of conversion.
If we undergo a change of control, we will have the option to repurchase some or all of the then-outstanding shares of Series B Preferred Stock for cash in an amount equal to the liquidation preference and any accumulated and unpaid dividends. If we do not exercise this right, holders of the Series B Preferred Stock will have the option to (1) require us to repurchase any or all of their then-outstanding shares of Series B Preferred Stock in an amount equal to the liquidation preference plus unpaid dividends, or (2) convert the Series B Preferred stock into common stock and receive their pro rata consideration thereunder.
We have not declared or paid any cash dividends on our Series B Preferred Stock since issuance. Dividends accumulated but not paid as of September 30, 2023 were $19.0 million. The Series B Preferred Stock was convertible into 30,906,441 shares of common stock as of September 30, 2023
Share Repurchases
We did not repurchase any shares of our common stock during the three months ended September 30, 2023. The timing and amount of future repurchases, if any, will depend upon our stock price, economic and market conditions, regulatory requirements, and other corporate considerations. We may initiate, suspend or discontinue purchases at any time.
On October 27, 2023, we repurchased 5,000 shares of Series B Preferred Stock held by certain entities managed by or affiliated with Hayfin Capital Management, LLP for $9.5 million in cash.
Contractual Obligations
Except as described below and as previously disclosed in our Quarterly Report for the three months ended March 31, 2023, there were no significant changes to our contractual obligations during the nine months ended September 30, 2023 from those disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2022 Form 10-K.
Nordic Agreement
In June 2022, we entered into a collaboration agreement (the “Nordic Agreement”) with Nordic Bioscience Clinical Development A/S (“NBCD”) to provide full operational support for our KOA clinical trial program. Under the terms of the Nordic Agreement, we were obligated to pay $10.2 million upon the achievement of specified milestones over the course of the clinical trial.
During the three months ended September 30, 2023, the Company terminated the Nordic Agreement. Pursuant to the Nordic Agreement, the Company is obligated to reimburse NBCD for services performed through the effective termination date and for non-cancelable obligations reasonably incurred prior to that date. In addition, the Company and NBCD have certain regulatory obligations to all trial participants enrolled in the study prior to the suspension of clinical trial activities. Refer to Note 16, “Restructuring,” for additional discussion.

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
Sensitivity of Estimate to Change
During the nine months ended September 30, 2023, we granted stock options with a fair value on the grant date of $7.0 million. This estimate was determined using a Monte Carlo simulation using the following inputs:

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
In addition, cumulative expense recognized for unvested performance stock unit awards was $1.6 million as of September 30, 2023. This is based on determinations regarding probable resolution or the extent of probable resolution of relevant performance conditions to earn such awards. If it is subsequently determined that the performance conditions associated with these awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reverse up to this amount of expense in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate.
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
The interest rate on our Term Loan is determined quarterly based on the 3-month SOFR rate, subject to a floor of 1.5%. As of September 30, 2023, the interest rate on our Term Loan was 12.3%. A 100 basis point change in SOFR, to the extent that such change would not cause SOFR to be below the 1.5% floor, would change our interest expense by $0.5 million on an annualized basis.
During the three and nine months ended September 30, 2023, we incurred $0.4 million and $1.3 million in incremental interest expense compared to the equivalent periods in the prior year resulting from increases in the relevant reference rate during the intervening period.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. The description of our the Welker v. MiMedx, et. Al case contained in Note 13, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider trading arrangements and policies

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Offer Letter dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).
10.2*
Key Employee Retention and Restrictive Covenant Agreement dated July 5, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.3*
Inducement Performance Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.4*
Inducement Restricted Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.5*
Inducement Stock Option Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.6#	Separation Agreement and General Release between MiMedx Group, Inc. and Robert Stein, dated as of July 1, 2023.
10.7#	Separation Agreement and General Release between MiMedx Group, Inc. and Peter Carlson, dated as of July 14, 2023.
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed and incorporated herein by reference
#	Filed or furnished herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2023	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
Principal Financial Officer and Authorized Signatory