Form 10-K
period 2023-12-31
MIMEDX GROUP, INC.
filed 2024-02-28
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter) was approximately $760.0 million based upon the last sale price ($6.61) of the shares as reported on The Nasdaq Stock Market LLC on such date.
There were 146,958,420 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 22, 2024.
Documents Incorporated By Reference
Portions of the proxy statement relating to the 2024 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
•our expectations regarding costs relating to compliance with regulatory requirements;
•our expectations regarding government and other third-party coverage and reimbursement for our products;
•our expectations regarding future revenue growth;
•our expectation regarding the outcome of pending litigation and investigations;
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
•A portion of our revenues and accounts receivable come from government accounts.
•New lines of business or new products and services may subject us to additional risks.
•Our international expansion and operations outside the U.S. expose us to risks.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations
•In the future, certain of our products may no longer qualify for regulation as human cells, tissues and cellular and tissue-based products solely under Section 361 of the Public Health Service Act, which could result in removal of the applicable products from the market, making the introduction of new tissue products more expensive, significantly delay the expansion of our tissue product offerings and subject us to additional post-market regulatory requirements. Additional regulatory requirements may be imposed in the future.
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

Risks Related to Our Consolidated Financial Statements, Internal Controls and Related Matters
•If we fail to maintain adequate internal control over financial reporting in the future, this could adversely affect our business, financial condition and operating results.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•Our indebtedness may adversely affect our financial health.
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

Item 1. Business
Overview
MIMEDX is a pioneer and leader in placental biologics focused on helping humans heal by addressing unmet clinical needs. With more than a decade of helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX is dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life.
With deep expertise and real-world data in the field of placental biologics, MIMEDX develops and distributes placental tissue allografts that are manufactured using patent-protected, proprietary processes for multiple sectors of healthcare. Today, our product portfolio is made up entirely of human placental allografts, which are human tissues that are derived from one person (the donor) and used to produce products that treat multiple people (the recipients). MIMEDX has supplied roughly three million allografts, through all shipments, filling direct orders and consignment orders, through December 31, 2023. Our products help clinicians treat patients suffering from chronic and other hard-to-heal wounds. These wounds can be slow to respond or unresponsive to conventional treatments and may benefit from advanced treatments, such as through the use of our products, in order to support the healing process.

The manufacturing of our product offering begins with donated birth tissue, namely the placenta, umbilical cord and placental disc, which we source through a large donor network developed over multiple years with leading hospitals and clinician groups. In partnership with these facilities, we are able to obtain donated birth tissue from consenting mothers, which then are shipped to our manufacturing facilities in Marietta, Georgia, and undergo a series of testing followed by our proprietary tissue manufacturing workflow, which we refer to as the PURION® process. We employ Current Good Tissue Practices (“CGTP”) and terminal sterilization to produce our allografts. MIMEDX provides products primarily for use in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”), and to the extent we sell our products outside the United States, by other regulatory agencies in such international markets.
We devote significant research and development resources and expertise to the therapeutic potential of placental tissue in an effort to grow our product offering, develop innovative products that address a wide range of chronic and acute health conditions affecting large patient populations, and generate best-in-class clinical evidence and data to support the use of our products.
Market Overview
Domestic sales currently account for substantially all of our revenue today. In the United States, our primary areas of clinical use include applications in surgical settings as well as for the treatment of wounds and burns. Additionally we are actively pursuing international expansion, primarily targeting Japan, as discussed below.
Wound
The unmet need for healing solutions is large and growing, with an estimated 2.1% of the total U.S. population, or approximately 7 million people, suffering from chronic, non-healing wounds1. The treatment of chronic wounds is often referred to as Advanced Wound Care (“AWC”). Chronic wounds are defined and characterized as those that do not progress through the normal process of healing and remain open for an extended period of time, which, depending on the wound, can be from several weeks to a few months. There are numerous underlying causes of these wounds, with this patient population typically sharing some combination of comorbidities, including age, obesity, smoking history, diabetes and heart and vascular diseases. Due to the rising incidence of each of these factors, we expect the AWC market will continue to grow.
Patients present with chronic wounds in a variety of care settings and these wounds vary in severity and complexity to treat. Our products can be found in many of these sites of service, including the private physician office (e.g., podiatry clinics), wound care centers, hospital inpatient and outpatient settings, nursing homes and federal facilities, such as those operated by the Department of Veterans Affairs (“VA”). The most common types of chronic and hard-to-heal wounds appear in the lower extremities, presenting as diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and pressure ulcers, among others. Taken together, nearly 60% of the chronic wounds in the U.S. are categorized as chronic leg ulcers (which include DFUs and VLUs), with 47% treated with Advanced Wound Care dressings such as skin substitutes2. These wounds require intervention and active management by clinicians and are treated in a variety of sites-of-service, with numerous products aimed at achieving healing for the patie
1 Chronic Wounds: Economic Impact & Costs to Medicare, https://www.woundcarestakeholders.org/news/studies-and-publications/chronic-wounds-economic-impact-costs-to-medicare
2 GlobalData: 2022 Wound Care Management- Tissue Engineered Skin Subs U.S. Updated May 2022

nt. The costs associated with treatment and management of patients with acute and chronic wounds is also high, with some estimates of the Medicare spend associated with such wounds approaching $100 billion annually.
The large and increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. The overall cost of treating chronic wounds is rising sharply, and the current annual estimated cost in the United States exceeds $28 billion3.
Complications from non-healing chronic wounds can ultimately result in significant, life-altering adverse outcomes, such as limb amputation4. Ineffective wound management is linked to numerous poor outcomes for patients, up to and including the potential for amputation of the extremity where the wound is present. Amputation is a catastrophic event for patients, with significant impacts to their quality of life, the lives of their caretakers and the expense burden on the healthcare system. Today, up to one-fifth of diabetic patients who develop a DFU will require some form of amputation. Further, patients who undergo a major lower extremity amputation have an increased five-year mortality rate that is comparable to, and in some cases higher than, patients with many forms of cancer5.
Advances in managing chronic and hard-to-heal wounds with solutions such as our EPIFIX® product have been shown to help contribute to improved outcomes for these patients. It is estimated that up to 85% of amputations are avoidable with a holistic, multispecialty team approach that incorporates innovative treatments, such as MIMEDX’s products, and adherence to treatment parameters. MIMEDX is a leader in the cellular tissue products/skin substitute segment of the AWC category and the amniotic tissue allograft sub-category.
The AWC market is comprised of many product types, such as medical devices, advanced dressings, xenografts, biological products, and Human Cells, Tissues, and Cellular and Tissue - Based Products (“HTC/Ps”), which are used as skin substitutes to treat severe and chronic wounds. Not included in AWC are traditional wound care dressings, such as bandages, gauzes and ointments, which typically are used in the treatment of non-severe or non-chronic wounds.
The prevalence of both acute and chronic wounds has grown not only in the U.S., but also globally. While historically we have focused primarily on the U.S. market, we are in the process of expanding our footprint internationally, most notably with the recent launch of our EPIFIX product in Japan. EPIFIX is the first and currently the only amniotic tissue product approved in Japan for wound treatment across a broad range of conditions. We believe our first-mover advantage, favorable reimbursement rate, and strong distribution partner set us up for long-term success in this large and growing market.
Traditional dressings such as bandages, gauzes and ointments, along with treatment of active infection and debridement, currently represent the “standard of care” for treating chronic wounds such as DFUs and VLUs. If, after four weeks of standard of care therapy, the wound has not responded appropriately or improved, clinical research has shown that advanced therapy such as a skin substitute can be beneficial as part of the patient’s treatment plan. However, oftentimes advanced therapies are not employed due to current treatment guidelines, product access, or medical education around the clinical and economic benefits of AWC products, including skin substitutes. We believe this represents a large opportunity for us to expand the market and drive initiatives resulting in market growth. According to recent data, MIMEDX’s EPIFIX is the current product of choice for physicians choosing to use an amniotic skin substitute product as a barrier or cover. Our EPIFIX, EPICORD® and EPIEFFECT® products can be stored at room temperature for up to five years, in contrast to certain other skin substitutes currently on the market that have performance, storage or handling limitations. In addition, we market multiple sizes of EPIFIX, EPICORD and EPIEFFECT sheets for use as protective barriers, which enables a healthcare provider to select an appropriate size graft based on the size of the wound to reduce product waste. Our EPICORD, EPICORD Expandable and EPIEFFECT product lines also offer an alternative treatment option to address larger, deeper wounds in a cost-effective way at a point earlier in the treatment algorithm.
With broad payor coverage, the largest body of Level 1 clinical evidence among placental allograft products and a dedicated sales team calling on each of the major sites-of-service, we expect to continue to expand our presence in the AWC market, driving future growth of our business6.
Surgical
3 Chronic Wounds: Economic Impact & Costs to Medicare, https://www.woundcarestakeholders.org/news/studies-and-publications/chronic-wounds-economic-impact-costs-to-medicare
4 Five year mortality and direct costs of care for people with diabetic foot complications are comparable to cancer, https://www.ncbi.nlm.nih.gov/pmc/articles/PMC7092527/#CR1
5 Epidemiology and Risk of Amputation in Patients With Diabetes Mellitus and Peripheral Artery Disease, https://www.ahajournals.org/doi/10.1161/ATVBAHA.120.314595
6 Zelen CM, et al. Int Wound J. 2013;10(5):502-507. 2. Zelen CM. J Wound Care. 2013;22(7):347-351. 3. Zelen CM, et al. Wound Medicine. 2014;4:1-4. 4. Zelen CM, et al. Int Wound J. 2014;11(2):122-128. 5. Zelen CM, et al. Int Wound J. 2015;12(6):724-732. 6. Zelen CM, et al. Int Wound J. 2016;13(2):272-282. 7. Tettelbach W,et al. Int Wound J. 2019;16(1):122-130. 8. Serena TE, et al. Wound Repair Regen. 2014;22(6):688-693. 9. Bianchi C, et al. Int Wound J. 2018;15(1):114-122. 10. Bianchi C, et al. Int Wound J. 2019;16(3):761-767

In addition to our presence in the AWC settings, our products are also used in a variety of surgical settings, and our strategic goals include building a body of evidence and real-world use data for our products in a wide range of procedures. The applications in Surgical range from those involving the closure of an acute wound (which we refer to as “Surgical Recovery”), to those where our allografts are used inside the body to protect or reinforce tissues and/or regions of interest.
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
In other surgical settings, the need to protect sensitive nerves, tissues or other areas may occur during the course of a procedure and presents an opportunity for the use of our products. We believe our placental-based allografts are ideally suited for these applications in a growing number of surgical specialties that we are targeting and expect the utilization of our products to continue to grow over time in this market.
Our strategy is to continue to deliver advanced products that serve patient needs within the Advanced Wound Care and Surgical markets and increase access to our products through clinical data generation and physician education. We estimate that the combined U.S. wound and surgical market for our products is currently $2.0 billion ($1.1 billion in wound; $0.9 billion in surgical) and is largely under-penetrated7. We expect the U.S. wound and surgical market will grow at an annual rate of 7-10% over the next three to five years beginning in 20238.
Our Strategic Priorities
We manage our business by focusing on the following strategic priorities, which we believe are paramount to the success of MIMEDX over the short- and long-term.
Our first priority is to build our leadership position in Wound & Surgical. Achievement of this priority is measured by our ability to grow in all sites-of-service, regain share in the private office setting and expand our presence throughout the Surgical end markets.
Our second priority is to develop opportunities for MIMEDX in adjacent markets. We believe our ability to continue to innovate and develop new products has provided us with a rich product pipeline that will result in numerous product launches in future periods. In addition to these in-house efforts, we are actively evaluating opportunities to expand inorganically through acquisitions, licensing agreements or other arrangements that would afford us the opportunity to augment the Company’s growth profile and expand our offering in existing and new care settings.
In 2023, we made several decisions related to the Company’s strategy and also made structural changes to our organization, including disbanding our Regenerative Medicine business unit given the substantial uncertainties surrounding clinical trial costs and outcomes, as well as regulatory pathways and timing, which had the effect of improving our profitability and cash flow compared to prior periods. Moving forward, we plan to continue to focus on enhancing efficiencies across our organization and setting expense, profitability and cash flow targets as we grow our business.
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
Our Product Portfolio & Pipeline
We sell our placenta-based allograft products under our own brands. We maintain strict controls on quality at each step of the manufacturing process beginning at the time of procurement. Our Quality Management System is focused on compliance with the American Association of Tissue Banks’ (“AATB”) standards, the FDA’s CGTP regulations, and applicable foreign regulations.
Our primary platform technologies include tissue allografts derived from human placental membrane (EPIFIX®, AMNIOFIX®, EPIEFFECT® and AMNIOEFFECT®), tissue allografts derived from human umbilical cord (EPICORD® and AMNIOCORD®), and a particulate extracellular matrix derived from human placental disc (AXIOFILL®).
7 GlobalData Tissue Engineered-Skin Sub Data Model Wound Management Year 2020 – retrieved Sept 2021
8 GlobalData Tissue Engineered-Skin Sub Data Model Wound Management Year 2020 – retrieved Sept 2021

EPIFIX, EPICORD and EPIEFFECT products are marketed for external use, such as in Advanced Wound Care applications, while our AMNIOFIX, AMNIOCORD and AMNIOEFFECT products are positioned for use in Surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstruction, and our AXIOFILL product is positioned for use in the replacement or supplementation of damaged or inadequate integumental tissue.
Wound Portfolio
EPIFIX
EPIFIX is a protective barrier allograft comprised of dehydrated human amnion/chorion membrane that may be used in the treatment of chronic wounds, including diabetic foot ulcers (DFUs), venous leg ulcers (VLUs), and pressure ulcers. EPIFIX is available in an assortment of sheet configurations and sizes to accommodate various wounds.
EPICORD
EPICORD is a dehydrated human umbilical cord allograft that may be used to provide a protective environment for the healing process. Compared to EPIFIX, EPICORD is thicker than our amniotic membrane allografts and can be applied in deeper wounds or in areas where suturing the allograft in place may be advantageous. EPICORD is available as a sheet or an expandable form that can expand to twice its size.
EPIEFFECT
EPIEFFECT is a lyophilized, tri-layer placental tissue allograft that contains amnion, intermediate layer, and chorion membranes. This product was launched in October 2023 and represents the latest innovation in our product pipeline to deliver a thick, robust allograft to the market in a wide range of sizes for use as a barrier during chronic wound treatment, including deep or tunneling wound areas.
Surgical Portfolio
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
MIMEDX also has a micronized version of this product that it no longer markets or sells in the United States. As further discussed below under the heading “Government Regulation and Compliance - 2017 FDA Guidance and Transition Policy for HCT/Ps,” the FDA clarified in its 2017 guidance that it regards micronized amniotic membrane products as subject to FDA licensure as biological products under Section 351 of the Public Health Service Act (“Section 351”).

AMNIOCORD
AMNIOCORD is a dehydrated human umbilical cord allograft that may be used to provide a protective environment for the healing process. These products are thicker than our amniotic membrane allografts and can be used in surgical settings where an allograft needs to be applied to a deeper area or needs to be sutured in place.
AMNIOEFFECT
AMNIOEFFECT is a tri-layer placental tissue allograft that contains amnion, intermediate layer, and chorion membranes. This product is designed to meet the needs of surgeons performing procedures where a more robust allograft with expansive size offerings is desired.
AXIOFILL
AXIOFILL is an extracellular matrix derived from human placental disc, and is designed to provide a cost-effective human collagen scaffold that is conducive for use in large, complex wounds and those of irregular geometries. Our AXIOFILL product has seen most uptake by clinicians primarily focused on Surgical applications.

We continue to research new opportunities for amniotic and other placental tissue, and we have additional offerings in various stages of conceptualization and development.
Placenta Donation Program

In order to obtain the source material for our human birth tissue-based product portfolio, we partner with physicians and hospitals to recover donations of these materials at hospitals around the United States. Through our donor program, a mother who delivers a healthy baby via Caesarean section can donate her placenta and umbilical cord tissue in lieu of having it discarded as medical waste. After consent for donation is obtained, a blood sample from each donor is tested for communicable diseases, and the donor is screened for risk factors in order to determine eligibility in compliance with federal regulations and AATB standards. We operate a licensed tissue bank that is registered as a tissue establishment with the FDA, and we are an accredited member of the AATB. All donor records and test results are reviewed by our Medical Director and staff prior to the release of the tissue for distribution.
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
Processing (Manufacturing)
The Company has developed and patented a unique and proprietary technique (PURION) for processing allografts from the donated placental tissue. This technique specifically focuses on preserving the tissue’s natural growth factor content and regulatory proteins and maintaining the structure and collagen matrix of the tissue. Our patented and proprietary processing method employs aseptic processing techniques in addition to terminal sterilization for increased product safety. Despite starting with similar placental tissues, all placental tissue products and processing methods are not the same – we believe that our proprietary process preserves more of the natural beneficial characteristics of the tissue than the processes used by many of our competitors.
The PURION process produces an allograft that retains the tissue’s inherent biological properties and regulatory proteins (including cytokines, chemokines, and growth factors) found in the placental tissue and produces an allograft that is safe and easy for healthcare providers to use. Our allografts can be stored at room temperature and have a five-year shelf life. Each sheet allograft incorporates specialized visual markings that assist the health care practitioner with allograft placement and orientation.
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
Our facilities are subject to periodic announced and unannounced inspections by regulatory authorities and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. We are registered with the FDA as a tissue establishment and are subject to the FDA’s CGTP quality program regulations, state regulations, and regulations promulgated by various regulatory authorities outside the United States.
The FDA initiated inspections covering our Marietta, Georgia, and Kennesaw, Georgia, processing facilities from February 22, 2023, through March 2, 2023. During the inspections, the FDA communicated that our product, AXIOFILL, appeared to be regulated under Section 351 of the Public Health Service Act (the “PHS Act”). Based on this position, the FDA inspected the facilities related to AXIOFILL production using regulations 21 CFR 210 and 211, relating to finished pharmaceutical products in addition to 21 CFR 1271, relating to HCT/Ps (as defined below). The FDA issued a Form 483, which is a list of inspectional observations, at the conclusion of each inspection. Specifically, the FDA issued a Form 483 consisting of one (1) observation at our Marietta, Georgia, processing facility, and a Form 483 consisting of six (6) observations at our Kennesaw, Georgia, processing facility. All observations were related to our AXIOFILL product and 21 CFR 211. There were no observations relating to noncompliance with 21 CFR 1271.
MIMEDX engaged with the FDA regarding the inspections’ observations and the appropriate classification of AXIOFILL. MIMEDX received a Warning Letter on December 21, 2023, relating to the inspections and classification of AXIOFILL. MIMEDX continues to engage with the FDA on this matter, working through the process outlined by the FDA to obtain a formal determination of AXIOFILL’s classification.
In December 2019, the FDA also conducted inspections at each of our Marietta, Georgia and Kennesaw, Georgia processing facilities. The FDA also issued a Form 483 for each facility at the conclusion of the inspection, which consisted of nine observations at our Marietta, Georgia processing facility and 14 observations at our Kennesaw, Georgia processing facility. During the FDA’s audit of our facilities in 2023, it was confirmed that these observations were closed out and/or resolved.

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
Patents and Patent Applications
Due to the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of the filing of this Annual Report, in addition to international patents and patent applications, we own 74 U.S. patents related to our amniotic tissue technology and products, and 25 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office. The vast majority of our domestic patents covering our core amniotic tissue technology and products will not begin to expire until August 2027. Globally, the Company has over 200 issued and pending patents.
Marketing and Sales
Our direct sales team includes field sales representatives and field sales management, who call on hospitals, wound care clinics, physician offices, and federal health care facilities such as the Department of Veterans Affairs (the “VA”) and Department of Defense (“DoD”) hospitals. Our direct sales force primarily focuses on the Wound and Surgical categories through multiple sites of service. We also maintain a network of independent sales agents that focus on Surgical applications leveraging the complementary products in their portfolios, and provide access to certain customers, as well as sales coverage for areas where we do not have a full-time sales representative.
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

The coverage and reimbursement framework for products under Medicare is determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s coverage and reimbursement guidance. In some cases, CMS does not specify coverage, leaving each of the MACs to determine whether and on what conditions they will provide coverage for the product. Such decisions are based on each MAC’s assessments of the science and efficacy of the applicable product. As noted below under the heading “Research and Development,” we have devoted significant resources to clinical studies to provide data to the MACs, as well as other payers, in order to demonstrate the clinical efficacy and economic effectiveness of our tissue technologies. As of the date of this report, both EPIFIX and EPICORD allografts are eligible for coverage by all MACs. In January 2019, EPIFIX and EPICORD received separate CMS HCPCS Codes, Q4186 and Q4187, distinguishing each product in coverage and reimbursement policies. On July 1, 2023, EPIEFFECT received a CMS Code Q4278, also.
For Medicare reimbursement purposes, our EPIFIX and EPICORD allografts are classified as “skin substitutes.” Current reimbursement methodology varies between the hospital outpatient department (“HOPD”) and ASC setting versus the physician office. Currently, within the HOPD and ASC places of service, skin substitutes are reimbursed under a “packaged” or “bundled” methodology that provides a single payment for both the application of the product as well as the product itself. CMS classifies skin substitutes into low cost or high cost groups, based on a geometric mean unit cost and per day cost. For 2022, the geometric mean unit cost threshold applicable to both our EPIFIX and EPICORD allograft products was $48 per square centimeter, and the per day cost threshold was $949. For 2023, the geometric mean unit cost threshold applicable to both our EPIFIX and EPICORD allograft products was $47 per square centimeter, and the per day cost threshold was $949. For 2024, the geometric mean unit cost threshold applicable to our EPIFIX, EPICORD and EPIEFFECT allograft products is $47 per square centimeter, and the per day cost threshold was $807. The national HOPD average packaged (“bundled”) rate for our EPIFIX and EPICORD allograft products was $1,549 in 2019, $1,623 in 2020, $1,715 in 2021, $1,749.26 in 2022, and $1,725 in 2023. The national HOPD average packaged (“bundled”) rate for our EPIFIX, EPICORD and EPIEFFECT products in 2024 is $1,738. CMS assigns lower national rates to the ASC to reflect a less resource-intensive place of service. Revenue in the ASC setting constitutes less than 1% of the Company’s annual net sales. Medicare payments for most items and services, including EPIFIX and EPICORD sheet products, have been subject to sequestration reductions of approximately 2% periodically from 2013.

Currently, providers that administer EPIFIX, EPICORD or EPIEFFECT allografts and other skin substitutes in the physician office setting are reimbursed based on the size of the graft, computed on a per square centimeter basis. The payment rate is calculated using the manufacturer’s reported average sales price (“ASP”) submitted quarterly to CMS. This payment methodology applies to physician offices, as well as places of service such as patient home, assisted living and nursing home. The Medicare payment rates are updated quarterly based on this ASP information for many skin substitute products but not all. EPIFIX, EPICORD and EPIEFFECT are included on the Medicare national ASP Drug Pricing File. The published skin substitute Medicare payment rate established by statute is ASP plus 6%. Reimbursement for products not included on the Medicare national ASP Drug Pricing File are at the discretion of each MAC, which typically is invoice cost or wholesale acquisition cost (“WAC”) plus 6%.
In 2022, CMS announced plans to potentially change the reimbursement mechanism for skin substitutes in the physician office setting but did not propose or enact any national changes to the rules for these products. In March 2023, the Office of Inspector General published a report entitled, “Some Skin Substitute Manufacturers Did Not Comply with New ASP Reporting Requirements,” which detailed extensive problematic expenditure issues associated with the current Medicare reimbursement landscape in the private physician office setting for some skin substitute products. In alignment with many industry stakeholders, including MIMEDX, the report recommended that all skin substitute products transition to ASP-based payments as soon as possible in an effort to substantially reduce Medicare expenditures for these products. Over the last several quarters, there has been a notable increase in the number of skin substitute products listed on the Medicare ASP list, but non-ASP or WAC-based products still remain available in the marketplace.
In August 2023, three MACs published changes to their Local Coverage Determinations (“LCDs”) that were intended to go into effect on October 1, 2023, before ultimately being abandoned. These LCDs included language that would have lowered the number of allowed applications of a product below what is commonly used in standard practice by physicians today (supported by clinical evidence) and reflected by LCDs currently in force with the MACs. Additionally, the LCDs outlined those skin substitute products which would explicitly be eligible for coverage and those which would not. While these LCDs ultimately were not implemented, the MACs have indicated plans to bring forth a new proposed LCD for skin substitutes in the future, which could include elements that could be unfavorable to our business.
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
Our newest product, EPIEFFECT, has also started to receive private reimbursement in certain regions of the U.S. and we are focused on continuing to increase the number of covered lives eligible for this product in the future.
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
Customer Concentration
For the years ended December 31, 2023, 2022, and 2021, our top ten customers accounted for 20%, 19% and 19%, respectively, of our net sales, and net sales to all U.S. government accounts comprised approximately 2%, 2% and 3%, respectively, of our net sales.
Competition
Due to lower barriers to entry in the Section 361 HCT/P regulated market, competition in the placenta-based and allograft tissue field is intense and subject to new entrants and evolving market dynamics. Companies within the industry compete on the basis of price, ease of handling, logistics and efficacy. Another important factor is third-party reimbursement, which is difficult to obtain as it is a time-consuming and expensive process. We believe our success in obtaining third-party reimbursement, our strong position with group purchasing organizations, and the established clinical evidence for our products are competitive advantages.
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
AWC therapies employ technologies to aid in wound healing in cases where the wound is chronic and healing progress has stalled or stopped. The primary competitive products in the skin substitutes category include, among others, placental-tissue allografts, tissue-engineered living skin equivalents, porcine-, bovine- and fish skin-derived xenografts and collagen matrix products. Xenografts, or tissue transplants from non-human species, serve mainly as an extracellular matrix and have to undergo aggressive processing to remove immunogenic animal products from the tissue. In addition, challenges with xenografts include limited clinical published data, and some products may require suturing or stapling to the wound bed, making handling more difficult. Furthermore, other skin substitutes currently on the market require cryogenic freezer storage and have limited shelf life.
Our main competitors in the skin substitute market include Integra LifeSciences Holdings Corporation, Organogenesis, Inc., and Smith & Nephew plc, which sell a variety of AWC products, including skin substitutes and placental tissue allografts. In addition, the overall market is competitive, with a large number of other, smaller and oftentimes privately-held competitors that compete regionally and nationally.
Government Regulation and Compliance
The products we sell are regulated by the FDA in the United States. The products currently manufactured and processed by the Company are derived from human tissue. Generally, our products currently sold in the United States are regulated as Human Cells, Tissues, and Cellular and Tissue - Based Products (“HCT/Ps”), and are subject solely to Section 361 of the Public Health Service Act (“Section 361”) and related regulations, which do not require pre-market clearance or approval by the FDA. We do not currently sell in the United States those cellular and tissue-based products considered to be drugs, devices, and/or biological products (“Section 351 HCT/Ps”) subject to licensure under Section 351 of the Public Health Service Act (“Section 351”) and related regulations. Section 351 HCT/Ps are regulated as biological products, and, in order to be lawfully marketed in the United States, require FDA pre-market approval.
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
This enforcement discretion applied across our industry, and during the period, the Company continued to market its products under this policy of enforcement discretion. After May 31, 2021, the Company ceased marketing or selling in the United States its products that were impacted by enforcement discretion, including its micronized dehydrated human amnion chorion membrane (“mDHACM”) products.
The Company is engaged with the FDA regarding the classification of AXIOFILL and certain of its other products. If the FDA makes a final determination that these products do not meet the requirements for regulation solely under Section 361 then, in order to continue to market the products, the Company would be required to obtain the appropriate FDA clearance or approval.
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
•The federal False Claims Act (“FCA”) imposes significant civil liability on any person or entity that knowingly presents, or causes to be presented, a claim for payment to the U.S. government, including the Medicare and Medicaid programs, that is false or fraudulent. The FCA also allows a private individual or entity as a whistleblower to sue on behalf of the government to recover civil penalties and treble damages. FCA liability is potentially significant in the healthcare industry because the statute provides for significant damages (treble) and mandatory penalties per false claim or statement. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government.
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
International Regulation (Japan)
In 2021, MIMEDX received regulatory approval from the Japanese Ministry of Health, Labour and Welfare (JMHLW) to market EPIFIX in Japan. Under JMHLW guidelines, EPIFIX is classified as a Class IV Medical Device and “Specified Biological Product” and is approved for the treatment of refractory ulcers, such as DFUs and VLUs that do not respond to conventional therapy. As a condition of the final approval, MIMEDX will conduct post-market surveillance, consisting of a limited study of over 75 participants. The JMHLW has the ultimate responsibility of granting final approval on all Class III and IV Medical Devices and “Specified Biological Products.” All approved products in Japan, including EPIFIX, are regulated by the Pharmaceuticals and Medical Devices Agency (“PMDA”), which acts as the technical arm of the JMHLW. The PMDA serves in a similar function as the FDA in the United States, and is responsible for ensuring the safety, efficacy, and quality of pharmaceuticals and medical devices in Japan. The PMDA provides review and approval of medical devices, QMS/GLP/GCP inspections, and collection and analysis of adverse event reports.
MIMEDX also secured reimbursement approval from JMHLW in September 2022 with an awarded rate of 35,100 Yen/cm2, and subsequently entered into an exclusive distribution agreement with Gunze Medical for sales of EPIFIX in Japan. Insurance coverage for EPIFIX will provide doctors and patients in Japan with new treatment options and optimal wound care.
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
Environmental, Social & Governance Matters (“ESG”)
At MIMEDX, we are committed to improving people’s health and lives through innovation that makes healing possible. Our product offering is derived from donated human placental and umbilical cord tissue, which are processed into products used by health professionals to treat patients suffering from both acute and chronic hard-to-heal wounds. We are continuously looking to expand the breadth of our product offering, further leveraging birth tissue that would otherwise become medical waste, and have a product pipeline that includes innovations for wound and surgical end markets. Our Core Values define how we lead the field with rigorous science, help clinicians elevate the standard of care, provide a safe and healthy environment for our employees, and work and grow as a company.
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
Human Capital
As of December 31, 2023, we had 895 full time employees. Generally, we consider our relationships with our employees to be good, and none of our employees are covered by a collective bargaining agreement. We conduct regular surveys of employees to monitor engagement levels and act on feedback received through this process.
Our Diversity and Inclusion
MIMEDX values the diversity of perspective, experience, and background within our Company. We have stated goals to promote diversity, inclusion, and equal opportunity regardless of race, gender, nationality, ethnic origin, religion, age, or sexual orientation. Intimidation or harassment of any kind are not acceptable in our workplace.
Our business requires a workforce with a wide range backgrounds, experiences, skills, and knowledge and a culture that blends this diversity into an effective team. In order for our employees to do their best work, and for us to achieve our mission, everyone at MIMEDX must feel respected, valued, and included. Comprised of employees across the Company, our Inclusion and Diversity Council reviews programs created to support best practices for our work environment challenges, champion diversity, and provide an intentional link for each employee to the company values and goals.
The table below provides an overview of MIMEDX’s diversity as of December 31, 2023:

Board of Directors	Women and minorities hold one-third of the seats on our Board, including the Chair of the Board.
Employee Gender Diversity	Women represented 56% of our workforce. Women represented 55% of our new hires in 2023.
Employee Ethnic/Racial Diversity	Black or African American: 25% Hispanic or Latino: 9% Other Non-White (including American Indian, Alaskan Native, Asian, Native Hawaiian, or Other Pacific Islander): 9%
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
•Employee Assistance Program
•Paid company holidays
•401(k) plan, including Employer match
•Employee Stock Purchase Plan opportunity.
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
Our priorities in our Wound & Surgical business are to address large, underpenetrated market opportunities, domestically and internationally, including by launching new organic or inorganic products. We intend to implement and maintain rigorous quality standards throughout our entire supply chain and continue to advance the scientific body of evidence substantiating clinical efficacy, economic viability and the underlying mechanism of action for our PURION processed placental tissue platform through additional peer-reviewed publications, rigorous scientific research and clinical studies.
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

Rapid technological change could cause our products to become obsolete and, if we do not enhance our product offerings through our research and development efforts or business development and inorganic activities, we may be unable to compete effectively.

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
Many of our products depend on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.
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
Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s business plans. Since June 2018, we have made significant changes to our senior leadership team, and hired several new senior leaders, including our CEO and CFO in 2023.
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
Further, we have experienced some reluctance by payers to cover our products under certain circumstances, including for applications other than those for which we have published clinical efficacy data. Since 2022, several wide-ranging proposals have been published for public comment, including relating to payment methodology within the physician office, with potential to change how CMS reimburses for skin substitute products at a national level. At a regional level, three Medicare

Administrative Contractors (MACs) signaled their intent to change coverage guidance by moving Local Coverage Determinations (LCDs) through the process. While these were ultimately withdrawn, the same MACs signaled their intent to revisit the issue. If the national reimbursement proposals were to be adopted, it would significantly change Medicare policies governing the reimbursement of skin substitute products principally when used for wound treatment in the private physician office setting. If MACs proceed to change coverage policies, this could significantly change guidance within the affected regions.

Changes in the coverage and reimbursement environment as described above could result in declines in our revenue that would adversely affect our business, financial condition and results of operation.
Our revenue, results of operations and cash flows may suffer upon the loss of a Group Purchasing Organization or Integrated Delivery Network.
As with many manufacturers in the healthcare space, the Company contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”) to establish contracted pricing and terms and conditions for the members of GPOs and IDNs. Approximately 79% of our sales in the year ended December 31, 2023 came from customers that are members of our primary GPOs or IDNs.
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
In 2023, approximately 24% of our sales were through our relationships with independent agents, and we also use a small number of distributors, primarily outside the United States, and may use more in the future. Sales agents act directly on behalf of MIMEDX to arrange sales, while distributors take title to product and may set their own prices.
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
Our business depends upon the continued operation of our processing facilities in Marietta, Georgia and Kennesaw, Georgia. Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, the outbreak of pandemics, and the need to comply with the requirements of directives from government agencies, including the FDA. Either of our two processing facilities can serve as a redundant processing facility for most of our products in the event the other facility experiences a disaster event. However, if our processing facilities were to become unavailable, this could have a material adverse effect on our business, financial condition and results of operations during the period of such unavailability.

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

While we have had a low product complaint and adverse event rate historically, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Product liability claims can be expensive to defend (regardless of merit), divert our management’s attention, result in substantial damage awards against us, harm our reputation, and generate adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.

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
We maintain strict quality controls designed in accordance with CGTP to ensure the safe procurement and processing of our tissue, including terminal sterilization of our products. These controls are intended to prevent the transmission of communicable disease. However, risks exist with any human tissue implantation. Also, negative publicity concerning disease transmission from other companies’ improperly processed donated tissue could have a negative impact on the demand for our products and adversely affect our business, financial condition and results of operations.
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
We periodically evaluate opportunities to acquire companies or divest divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business. In connection with one or more of those transactions, we may, subject to the requirements and limitations set forth in our Citizens Credit Agreement (as defined below in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Liquidity and Capital Resources):

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
Risks Related to Regulatory Approval of Our Products and Other Government Regulations
The FDA has in the past determined, and may in the future determine, that certain of our products that are, or are derived from, human cells or tissues, do not qualify for regulation solely under Section 361 of the Public Health Service Act (“Section 361”), and may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA pre-market clearance or approval is obtained, which could adversely affect our business, results of operations, and financial condition.

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

In accordance with the FDA Guidance, as discussed above in “Business – Government Regulation,” after May 31, 2021, the Company no longer markets or sells its products that were impacted by enforcement discretion in the United States, has requested the return of unused consignment inventory as of that date, and does not intend to sell such products in the United States until the FDA grants pre-market approval. Our sales of such products for all uses was $0.5 million, $2.4 million, and $17.6 million, respectively, in 2023, 2022, and 2021. Prior to May 31, 2021, these sales were primarily in the United States. The loss of our ability to market and sell our micronized products previously had an adverse impact on our revenues, business, financial condition and results of operations.
Also, we are engaged with the FDA regarding the classification of AXIOFILL and certain of our other products. If the FDA makes a final determination that any of these products do not meet the requirements for regulation solely under Section 361, in order to continue to market the products, we would be required to obtain the appropriate FDA approval or clearance. The loss of our ability to market and sell these products would have an adverse impact on our revenues, business, financial condition and results of operations.
Any future regulatory changes could also have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance or approval and compliance with additional post-market regulatory requirements with respect to those products. For example, the FDA may in the future impose conditions, such as labeling restrictions, and the requirement that a product be manufactured in compliance with CGMP, which would require significant additional time and cost investments by the Company. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including Section 361 HCT/Ps, which could ultimately increase our costs and adversely impact our business, results of operations and financial condition.
Obtaining and maintaining the necessary regulatory approvals, including conducting clinical trials, for certain of our products or potential products could be expensive and time consuming.
The process of obtaining regulatory clearances or approvals to market a biological product or medical device from the FDA or similar regulatory authorities outside of the U.S. may be costly and time consuming, and such clearances or approvals may not be granted on a timely basis, or at all. The FDA may take the position that some of the products that we currently market require a BLA. Some of the future products and enhancements to our current products that we expect to develop or may acquire and market may require marketing clearance or approval from the FDA. However, clearance or approval may not be granted with respect to any of our products or enhancements and further FDA review may add delays that could adversely affect our ability to market such products or enhancements.

The process of obtaining an approved BLA, including clinical trial development and execution as well as manufacturing processes, requires the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The fee for filing a BLA and program fees payable with respect to any establishment that manufactures biologics are substantial. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue a BLA for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues could be adversely affected if we fail to obtain BLA approvals on a timely basis or at all, or if the FDA limited the indications for use or required other conditions that restrict the commercial application of our products.
Additionally, there are significant costs associated with clinical trials that can be difficult to accurately estimate until a BLA is approved. Clinical trials may not be successful or may return results that do not support approval. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Our interpretation of data and results from our clinical trials does not ensure that we will achieve similar results in future clinical trials. In addition, clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in earlier clinical trials or retrospective studies have nonetheless failed to replicate results in later clinical trials.

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
In addition, procurement of certain human organs and tissue for transplantation is subject to the restrictions of the NOTA, which prohibits the transfer of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks, hospitals and physicians for their services associated with the recovery and storage of donated human tissue. Although we have independent third-party appraisals that confirm the reasonableness of the service fees we pay, if we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we could potentially be subject to criminal enforcement sanctions, which could adversely affect our results of operations.
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
The federal Anti-Kickback Statute (“AKS”) is a criminal law that prohibits, among other things, any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward referrals, purchases or orders or arranging for or recommending the purchase, order or referral of any item or service for which payment may be made in whole or in part by a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The Patient Protection and Affordable Care Act (the “PPACA”) amended the federal AKS to clarify the intent that is required to prove a violation. Under the federal AKS as amended, a person or entity need not have actual knowledge of this statute or specific intent to violate it. The PPACA also amended the federal AKS to provide that any claims for items or services resulting from a violation of the federal AKS are considered false or fraudulent for purposes of the federal FCA. A conviction for violation of the AKS results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal AKS that protect certain common industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. We have entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order or recommend our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s-length transactions on terms identical to those offered to non-physicians, or received stock awards from us in the past as consideration for services performed by them. While we believe these transactions generally meet the requirements of applicable laws, including the federal AKS and analogous state laws, it is possible that our arrangements with physicians and other providers may be questioned by regulatory or enforcement authorities under such laws, which could lead us to redesign the arrangements and subject us to significant civil or criminal penalties. We have designed our policies and procedures to comply with the federal AKS, FCA, and industry best practices. In addition, we have conducted training sessions on these principles. If, however, regulatory or enforcement authorities were to view these arrangements as non-compliant with applicable laws, there would be risk of government investigations/inquiries or penalties. There is also risk that one or more of our employees or agents will disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate other health care professionals about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare, Medicaid, VA and TRICARE.
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
We currently market our products in a small number of foreign countries, including in Japan. Foreign jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing. Certain of our products require clearance or approval by the FDA. However, such clearance or approval does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any foreign jurisdiction. Furthermore, many foreign jurisdictions operate under socialized medical care, and obtaining reimbursement for our products under that construct may also prove difficult. If we fail to receive necessary approvals, certifications, or reimbursements necessary to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Further, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.

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
Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, security and confidentiality of personal information, including protected health information and individually identifiable health information. These laws include:
•provisions of HIPAA that limit how covered entities and business associates may use and disclose protected health information, provide certain rights to individuals with respect to that information and impose certain security requirements
•HITECH, which strengthened and expanded the HIPAA Privacy Rule and Security Rules, imposed data breach notification obligations, created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•other federal and state laws restricting the use and protecting the privacy and security of personal information, including health information, many of which are not preempted by HIPAA;
•federal and state consumer protection laws; and
•federal and state laws regulating the conduct of research with human subjects.
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
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, our pending patent applications include claims to material aspects of our products and procedures that may not be protected by issued patents. The patent application process can be time consuming and expensive. Our pending patent applications might not result in issued patents, and issued patents may later be determined to be invalid or unenforceable as a result of district court litigation or related administrative proceedings. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable or even superior to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

The failure to obtain and maintain patents or protect our intellectual property rights could have an adverse effect on our business, results of operations, and financial condition. Whether a patent claim is valid is a complex matter of science, facts and law, and therefore we cannot be certain that, if challenged in a court of law, or through an administrative proceeding, our patent claims would be upheld. If any of those patent claims are invalidated or determined to be unenforceable, our competitive advantage may be reduced or eliminated.

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
Third parties could assert that our products infringe one or more claims of their issued patents or other intellectual property rights. Whether a product infringes a patent claim or other intellectual property right involves a complex combination of legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of others. Because patent applications are not immediately published, and may take years to issue, there also may be applications now pending of which we are unaware that may later result in issued patent claims that our products or processes may infringe. There also may be existing patents or pending patent applications of which we are unaware that our products or processes may inadvertently infringe.

Any infringement claim could cause us to incur significant costs, place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. If the relevant patent claims at issue in such a dispute were upheld as valid and enforceable and we were found to infringe, we could be prohibited from selling any product that is found to infringe those claims through an injunction unless we could obtain licenses to use the technology covered by the asserted patent claims or other intellectual property, or are able to design around the patent claim or claims at issue or other intellectual property. We may be unable to obtain such a license on terms acceptable to us, if at all, and we may not be able to redesign our products to avoid infringement. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and operating results. A court also could enter orders that temporarily, preliminarily or permanently enjoin us and our customers from making, using, or selling products, and could enter an order mandating that we undertake certain remedial measures. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our trade secrets or other confidential information could be compromised by inadvertent or court-ordered disclosure during this type of litigation.

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
Risks Related to Our Consolidated Financial Statements, Internal Controls and Related Matters
If we fail to maintain adequate internal control over financial reporting in the future, this could adversely affect our business, financial condition and operating results.

We have in the past reported material weaknesses in our internal control over financial reporting which we have since remediated. If material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements might contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our Common Stock, subject us to regulatory investigations and penalties or shareholder litigation, and adversely impact our business, results of operations and financial condition.
Risks Related to the Securities Markets and Ownership of Our Common Stock

Our indebtedness may adversely affect our financial health.

As of January 2024, the Company had aggregate borrowings outstanding of $30.0 million under its Revolving Credit Facility and $20.0 million under its Term Loan Facility, all pursuant to its Citizens Credit Agreement (as defined below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). Our outstanding debt may limit our ability to borrow additional funds or may adversely affect the terms on which such additional funds may be available. Additionally, a default under certain other indebtedness constitutes an event of default under the Citizens Credit Agreement. Consequently, the effects of a default under other debt may be amplified by the lenders exercising the remedies available to it in the Citizens Credit Agreement for events of default, including foreclosure on the collateral securing our obligations and the declaration that all amounts outstanding under the Citizens Credit Agreement are immediately due and payable.

The restrictive covenants in the Citizens Credit Agreement, and the Company’s obligation to make payments under the Citizens Credit Agreement, limit our operating and financial flexibility and may adversely affect our business, results of operations and financial condition.

The Citizens Credit Agreement imposes operating and financial restrictions and covenants. The Company must comply with certain financial covenants, including, a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio. Additionally, the Citizens Credit Agreement includes certain customary restrictive covenants, including, but not limited to, limitations on indebtedness, liens, fundamental changes, dispositions, investments, loans, advances, guarantees, acquisitions, dividends and other restricted payments, transactions with affiliates, swap transactions, sale and leaseback transactions, prepayments on subordinated debt, and amendments to organizational and other material agreements.

The Citizens Credit Agreement also contains certain customary events of default, including, without limitation, (i) failure to pay interest or principal when due, (i) failure to provide notice of certain material events and (iii) failure to perform or observe certain covenants under the Citizens Credit Agreement or any related loan documents (subject to a 30-day grace period in certain circumstances). If an event of default occurs and is continuing, the agent under the agreement may, and at the direction of the lenders, take one or more of the following actions: (i) terminate the commitments, (ii) declare any amounts outstanding immediately due and payable, and (iii) exercise any other right it has under the Citizens Credit Agreement or at law. Compliance with such covenants may restrict our operating flexibility, and in the event that we were unable to comply with such covenants, leading to default and acceleration, this could adversely affect our business, results of operations and financial condition.

EW Healthcare Partners and its interests may conflict with those of our other shareholders.
As of December 31, 2023, EW Healthcare Partners and their affiliates owned approximately 19.3% of our Common Stock (calculated on the basis described in Item 12, “Security Ownership Of Certain Beneficial Owners And Management” below). Also, for as long as EW Healthcare Partners and its affiliates collectively hold at least (i) 10% of the outstanding shares of our Common Stock, EW Healthcare Partners has the right to select two individuals that the Company must include among its nominees to serve on our Board and (ii) 5% (but less than 10%) of the outstanding shares of our outstanding Common Stock, EW Healthcare Partners has the right to select one individual that the Company must include among its nominees to serve on our Board. EW Healthcare Partners designated Martin P. Sutter and William A. Hawkins, III, who continue to serve on our board as directors. The interests of EW Healthcare Partners may conflict with those of our other shareholders, and EW Healthcare Partners may seek to influence, and may be able to influence, us through its director nomination rights and its share ownership.

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
If we fail to attract the coverage of securities analysts, or if securities analysts discontinue covering our common stock, the lack of research coverage may adversely affect the actual and potential market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry participants, industry analysts or financial analysts publish about our business. If one or more analysts elect to cover us and then downgrade the stock, the stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.
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
We have never declared or paid cash dividends on our Common Stock. We currently expect to use available funds and any future earnings; in the development, operation and expansion of our business; to repay debt; and, to the extent authorized by our Board, repurchasing our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock will be an investor’s only source of potential gain from our Common Stock for the foreseeable future.

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
Item 1C. Cybersecurity
We face significant and persistent cybersecurity risks due primarily to: the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services and components. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.
We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third-parties. We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including: maintaining an effective security management program and abiding by information handling and asset management requirements. Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least annually, or more frequently as determined to be necessary or advisable. Our cybersecurity program is run by the head of our information security department, who reports to our Chief Financial Officer. Our Chief Financial Officer is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, who hold cybersecurity certifications such as a Certified Information Systems Security Professional, and through the use of technological tools and software and results from third party audits. We have an escalation process in place to inform senior management and the Board of Directors of material issues.
Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease office, laboratory, tissue processing and warehouse space. We also lease a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space. Our properties are used for the design, manufacture and marketing of Wound & Surgical product portfolio. We believe that such properties are suitable and adequate to meet the needs of our business.
Item 3. Legal Proceedings
The description of the Welker v. MiMedx, et. al. case contained in Note 16, Commitments and Contingencies to our financial statements included in Item 8 is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock trades on The Nasdaq Stock Market under the trading symbol “MDXG”.
Holders
Based upon information supplied from our transfer agent, there were approximately 810 shareholders of record of our Common Stock as of February 23, 2024.
Dividends
We have not paid any dividends since our inception and do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board deems relevant.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Russell 2000 Index, for the five year period that commenced on December 31, 2018 and ended December 31, 2023, assuming an investment of $100.00 on December 31, 2018.

COMPARISON OF CUMULATIVE TOTAL RETURN

MiMedx Group, Inc.
NASDAQ Composite-Total Return
Russell 2000 Index
$600
$500
$400
$300
$200
$100
$0
2018
2019
2020
2021
2022
2023

ASSUMES $100 INVESTED ON DEC. 31, 2018
ASSUMES DIVIDEND REINVESTMENT; NO DIVIDENDS ISSUED BY MIMEDX
FISCAL YEAR ENDED DEC. 31, 2023

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
On December 22, 2023, all 95,000 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Preferred Stock”), together with accrued dividends, were mandatorily converted into shares of the Company’s Common Stock in accordance with the Preferred Stock terms set forth in the Company’s Articles of Incorporation, as amended. The Preferred Stock conversion, triggered by the Company’s increased Common Stock share price and following the third anniversary of the Preferred Stock financing transaction in July of 2020. As a result of this conversion, 29,761,650 new shares of Common Stock were issued by the Company to an affiliate of EW Healthcare Partners and to certain funds managed by Hayfin Capital Management LLP. The Company received no consideration upon the conversion. The shares of Common Stock issued pursuant to the conversion of the Preferred Stock were issued in reliance upon exemptions pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended, and pursuant to applicable state securities laws and regulations, in that the shares of Common Stock were issued by the Company to its existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of our Common Stock made by or on behalf of the Company during the year ended December 31, 2023.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During 2023, the Company delivered 20.0% growth in net sales, with broad-based contributions by customer type. This growth was driven by a combination of commercial execution, favorable end market demand and contributions from newer products to our portfolio. Operating and financial highlights during the year include:
•Fourth quarter and full year 2023 net sales of $86.8 million and $321.5 million, respectively, reflecting 16.7% and 20.0% growth over the fourth quarter and full year 2022, respectively.
•Net income from continuing operations for the fourth quarter and full year 2023 of $51.3 million and $67.4 million, respectively.
•Announced strategic realignment of the Company, increasing focus on Wound & Surgical business and significantly improving profitability; disbanded the Regenerative Medicine business unit and suspended knee osteoarthritis clinical trial program.
•Launched EPIEFFECT, the latest addition to the Company’s broad portfolio of Advanced Wound Care products.
•Announced conversion of outstanding Series B convertible preferred stock to common stock.
•Appointed new members to the Company’s Executive Leadership Team, including a new CEO, CFO and Chief Operating Officer.
Overview
MIMEDX is a pioneer and leader in placental biologics focused on delivering innovative solutions to patients and the healthcare professionals who treat them. With more than a decade of experience helping clinicians manage acute and chronic wounds, MIMEDX has been dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”). We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
Our Products
Our product portfolio is divided into two categories (1) Wound Care Products and (2) Surgical and Other Products.
Our Wound Care Products include EPIFIX, EPICORD and EPIEFFECT, which are all marketed for external use, such as in Advanced Wound Care applications. Within Surgical and Other, our product offering includes AMNIOFIX, AMNIOCORD and AMNIOEFFECT, which are positioned for use in a variety of applications and surgical settings, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions. Our AXIOFILL product has also seen the most uptake by clinicians for surgical applications.
By specific source material, our primary platform technologies include tissue allografts derived from human placental membrane (EPIFIX, AMNIOFIX, EPIEFFECT, and AMNIOEFFECT), tissue allografts derived from human umbilical cord (EPICORD and AMNIOCORD), and a particulate extracellular matrix derived from human placental disc (AXIOFILL).
This discussion, which presents our results for the fiscal years ended December 31, 2023 and 2022, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. Also, please refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors, which include detailed discussions of various items impacting our business, results of operations and financial condition. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance.
Our Annual Report for the year ended December 31, 2022 (the “2022 Annual Report”) includes a discussion and analysis of our total company financial condition and results of operations for 2022 compared to 2021 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Please note that, subsequent to the publication of our 2022 Annual Report, we announced our plan to disband our Regenerative Medicine business unit, the results of which we believe are not material to an understanding of our financial condition, changes in financial condition and results of operation, is now classified as discontinued operations. For further details, please see Note 13, Discontinued Operations, to our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Components of and Key Factors Influencing Our Results of Continuing Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Net sales
Our net sales are derived from selling to a wide range of customers, including hospitals, wound care centers and private physician offices that have clinicians using our suite of products to aid in the management of patients with chronic or hard-to-heal wounds. These customers choose products like ours based upon a variety of factors, including clinical efficacy, availability, handling characteristics, and reimbursement coverage and payer sources. Net sales is recognized based on the consideration we expect to receive from the sale at the point in time when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier or implantation for consignment arrangements. Net sales consists of the gross selling price of the product, less any discounts, rebates, fees paid to GPOs, and returns.
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
Selling, general and administrative expense
Selling, general and administrative (“SG&A”) expense includes costs to execute our sales strategy. These include personnel costs pertaining to our sales force and sales support functions, including salaries, commissions and other incentive compensation, commissions to sales agents, customer support, travel expenses, and bad debt expense. SG&A expense also includes costs related to functions which support our business, such as legal, finance, human resources, and other such functions that include costs such as personnel costs, insurance, and certain professional fees. We expect our SG&A expense to fluctuate based on revenue fluctuations, geographic changes, and any changes to the size of our headcount, particularly that of our sales and marketing forces. Certain of these costs scale with sales, but can fluctuate depending on sales mix. For example, we pay sales agents a greater commission than our internal sales force, meaning that we could incur greater commission expenses if a greater proportion of our sales are through sales agents.
Research and development expense
Research and development expense relates to our investments to expand our product pipeline and platforms, including historically through clinical trials, as well as expenditures in improvements to our manufacturing process and the enhancement of existing products. Our research and development costs also include expenses such as salaries and benefits related to our research department, consulting costs and advisory costs, and regulatory costs.
We expense research and development costs as incurred. Fluctuations in research and development expenses can be impacted by the timing and cadence of our clinical trials.
Investigation, restatement and related expense
Investigation, restatement and related expense primarily relates to legal fees advanced to certain former officers and directors of the Company under certain indemnification agreements and our liability from legal proceedings taken against us. The timing and extent of these expenses depend on the stage and status of legal proceedings. Other activity includes amounts received from certain director and officer insurance providers.
Interest expense
We incur interest expense primarily through stated interest on our outstanding term and revolving loans. The interest on our term and revolving loans are currently tied to applicable Secured Overnight Financing Rates (“SOFR”). Increases in SOFR

could cause our interest expense to increase. Other activity influencing interest expense relates to the amortization of deferred financing costs and original issue discount associated with credit facilities outstanding.
Income Taxes
We generate tax liability primarily in the United States and have net operating losses, research and development tax credit carryforwards, and other deferred tax assets which defray our liability. Large fluctuations are generally due to changes in our expectations of the realizability of our deferred tax assets. See “Critical Accounting Estimates” for further details.
Results of Continuing Operations for 2023 Compared to 2022

	Year Ended December 31,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$321,477	$267,841	$53,636	20.0%
Cost of sales	54,634	48,316	6,318	13.1%
Gross profit	266,843	219,525	47,318	21.6%
Selling, general and administrative	211,124	208,673	2,451	1.2%
Research and development	12,665	12,701	(36)	(0.3)%
Investigation, restatement and related	5,176	12,177	(7,001)	(57.5)%
Amortization of intangible assets	762	701	61	8.7%
Interest expense, net	(6,457)	(5,016)	(1,441)	28.7%
Other expense, net	(26)	(4)	(22)	nm
Income tax provision benefit (expense)	36,806	(206)	37,012	nm
Net income (loss) from continuing operations	$67,439	$(19,953)	$87,392	nm
Net Sales
We recorded net sales for the year ended December 31, 2023 of $321.5 million, an increase of $53.6 million, or 20.0%, over the year ended December 31, 2022 net sales of $267.8 million.
Our sales by care setting were as follows (amounts in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Hospital	$187,000	$163,206	$23,794	14.6%
Private Office	95,789	77,158	$18,631	24.1%
Other	38,688	27,477	$11,211	40.8%
Total	$321,477	$267,841	$53,636	20.0%

Net sales in the Hospital setting were $187.0 million for the year ended December 31, 2023, a $23.8 million, or 14.6% increase, compared to $163.2 million for the year ended December 31, 2022. The increase was primarily driven by sales of our new products introduced since the third quarter of 2022, particularly AMNIOEFFECT.
Net sales in the Private Office setting grew by $18.6 million, or 24.1%, to $95.8 million for the year ended December 31, 2023, compared to $77.2 million for the year ended December 31, 2022. The increase reflects general increases in sales volume, driven by strong commercial execution, an evolving Medicare reimbursement landscape in this site of service and sales of our new products introduced since the fourth quarter of 2023.
Net sales in Other care settings increased by $11.2 million, or 40.8%, to $38.7 million for the year ended December 31, 2023 compared to $27.5 million for the year ended December 31, 2022. The increase was primarily driven by the addition of new customers in certain other sites of service and, to a lesser extent, initial contributions related to our commercial efforts in Japan.

Gross Margin and Cost of Sales
Gross margin in 2023 was 83.0%, compared to 82.0% in 2022. The increase in margin was driven by a higher proportion of sales with lower manufacturing costs as well as increased throughput efficiencies compared to 2022.
Cost of sales for the year ended December 31, 2023 was $54.6 million, an increase of $6.3 million, or 13.1%, compared to $48.3 million for the year ended December 31, 2022. The increase in cost of sales was driven by the increase in sales volume and the changes in margins noted above.
Selling, General and Administrative Expense
SG&A expense increased $2.5 million, or 1.2%, to $211.1 million for December 31, 2023, compared to $208.7 million for December 31, 2022. The increase was driven by higher levels of sales commissions due to higher sales volumes, as well as increases in stock-based compensation in 2023. These increases were partially offset by a decrease in certain administrative expenses, including severance expenses associated with the departure of our former CEO in 2022.
Research and Development Expense
Our research and development (“R&D”) expense remained essentially flat at $12.7 million for the years ended December 31, 2023 and December 31, 2022. Our R&D expenses in 2022 and 2023 were primarily driven by the development and launches of our newest products in the portfolio, AMNIOEFFECT, AXIOFILL and EPIEFFECT, along with additional early-stage Wound & Surgical products in development.
Investigation, Restatement and Related Expense
Investigation, restatement, and related expenses decreased $7.0 million to $5.2 million for the year ended December 31, 2023, compared to $12.2 million for the year ended December 31, 2022. The decrease was related to negotiated reductions in legal fees previously incurred under indemnification agreements with certain former members of management year-over-year. In addition, following the end of a legal proceeding, expenses under our last material indemnification agreement substantially ceased in 2023. Prior to this, the Company had incurred significant expenses in fulfilling its obligations under indemnification agreements by advancing and reimbursing legal fees of certain former officers and directors of the Company.
Amortization of Intangible Assets
Amortization expense related to intangible assets increased $0.1 million from $0.7 million for the year ended December 31, 2022 to $0.8 million for the year ended December 31, 2023.
Interest Expense, Net
Interest expense increased $1.4 million to $6.5 million for the year ended December 31, 2023 from $5.0 million for the year ended December 31, 2022. The increase was the result of year-over-year increases in the reference market interest rates on our outstanding debt. We expect interest expense to decrease in future quarters as a result of our debt refinancing transactions completed on January 2024.
Income Tax Provision
The effective tax rate for 2023 and 2022 was (120.2)% and (1.0)%, respectively, on pre-tax book income from continuing operations of $30.6 million for 2023 and pre-tax book loss from continuing operations of $19.7 million for 2022. Our effective tax rate for the year ended December 31, 2023 was significantly influenced by the reversal of a valuation allowance, reflecting a change in the determination of the likelihood of the realizability of certain of the Company’s deferred tax assets as of that date. This re-evaluation occurred as a result of the conclusion that the disbanding of our Regenerative Medicine segment qualified as a discontinued operation, in concert with the Company’s operating results. Net operating losses incurred during 2022 were offset by a full valuation allowance.
Liquidity and Capital Resources
We require capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, research and development activities, compliance costs, costs to sell and market our products, regulatory fees, and legal and consulting fees in connection with ongoing litigation and other matters. We generally fund our operating capital requirements through our operating activities and cash reserves. We expect to use capital to invest in the broadening of our product portfolio, including through potential acquisitions, licensing agreements or other arrangements, the international expansion of our business and certain capital projects.
As of December 31, 2023, we had $82.0 million of cash and cash equivalents.
Our net working capital at December 31, 2023 was $118.3 million, an increase of $27.6 million from $90.6 million at December 31, 2022. Our current ratio was 3.6 to 1 as of December 31, 2023 and 3.1 to 1 as of December 31, 2022.
The Company is currently paying its obligations in the ordinary course of business. We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Annual Report.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. See Item 8, Note 16, Commitments and Contingencies, in the Consolidated Financial Statements for more information regarding our contractual commitments.
Citizens Loan Facilities
On January 19, 2024, we entered into a Credit Agreement (the “Citizens Credit Agreement”) with a syndicate of banks comprised of Citizens Bank, N.A. as administrative agent (the “Agent”), and Bank of America, N.A. The Citizens Credit Agreement was designed to simultaneously improve our capital structure, providing the ability to refinance the $50 million Hayfin Term Loan at lower interest rates and have access to additional borrowing capacity that could be deployed in the future in support of our organic and potential inorganic growth objectives.
The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”), and are guaranteed by certain of the Company’s subsidiaries, and secured by substantially all of the assets of the Company and the guarantors pursuant to a customary security agreement. Subject to the terms of the Citizens Credit Agreement, the Company has the option to obtain one or more incremental term loan facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times the Company’s Consolidated EBITDA as defined therein, each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
At our option, borrowings under the Citizens Credit Agreement (other than any swingline loan) will bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings. Swingline loans will bear interest at a rate per annum equal to one-month Term SOFR plus the applicable margin. The applicable margin will be determined based on the Company’s consolidated total net leverage ratio.
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.

In addition, on January 19, 2024, we borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities, together with cash on hand, were used to repay in full the $50.0 million principal amount and other obligations under that certain Loan Agreement, dated as of June 30, 2020 (as amended from time to time), by and among the Company, the guarantors party thereto, the lenders party thereto and Hayfin Services LLP, as administrative and collateral agent (as amended from time to time, the “Hayfin Loan Agreement”) and to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”).
On February 27, 2024, we repaid the initial $30.0 million drawing under the Revolving Credit Facility.
Hayfin Term Loan
In June 2020, we entered into the Hayfin Loan Agreement, under which Hayfin provided us with a senior secured term loan of $50 million (the “Hayfin Term Loan”). The Hayfin Term Loan was to mature on June 30, 2025 (the “Maturity Date”). Interest on any borrowings was based on SOFR, plus a fallback provision of 0.15%, subject to a floor of 1.5%, plus a margin of 6.75%. As of December 31, 2023, the Hayfin Term Loan carried an interest rate of 12.3%.
As noted above, in January 2024, we repaid in full the Hayfin Term Loan as part of the Debt Refinancing Transactions and terminated the Hayfin Loan Agreement.
Separation Agreement
In 2022, the Company entered into a Separation Agreement and General Release with Timothy R. Wright, the former Chief Executive Officer of the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright a total of $3.1 million in cash in a series of installments through September 2024. Of this amount, $1.2 million is reflected in accrued compensation in the consolidated balance sheet as of December 31, 2023.
Discussion of Cash Flows for 2023 Compared to 2022
Operating Activities from Continuing Operations
During the year ended December 31, 2023, net cash provided by operating activities of continuing operations increased $42.9 million to $34.9 million compared to cash used of $8.0 million for the year ended December 31, 2022. The increase in cash provided by operating activities was primarily as a result of year-over-year increases in net sales, which drove increases in collections from customers, as well as year-over-year decreases in operating expenses during the year ended December 31, 2023.
Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $2.2 million, a decrease of $0.5 million, compared to $2.7 million for the year ended December 31, 2022. The primary reason for the decrease was a $0.5 million increase in capital expenditures, year-over-year, offset by $1.0 million of payments made pursuant to a licensing agreement in 2022.
Financing Activities
During the year ended December 31, 2023, net cash used in financing activities was $8.6 million, an increase of $8.0 million compared to cash used in financing activities of $0.6 million for the year ended December 31, 2022. During 2023, we repurchased 5,000 shares of our Series B Preferred Stock for $9.5 million. The repurchase was offset by increases in proceeds from option exercises ($0.3 million) and decreases in stock repurchases for tax withholdings ($1.2 million).
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
Share-Based Compensation

Description
We measure the fair value of stock options and other stock-based awards granted to employees on the grant date and recognize the assessed fair value as share-based compensation expense, straight-line, over the requisite service period to achieve the award based on the vesting requirements, to the extent that the achievement of performance conditions associated with such awards, as applicable, are determined to be “probable.”
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
Sensitivity of Estimate to Change
For the year ended December 31, 2023, we granted stock options with a fair value on the grant date of $7.0 million. This estimate was determined using a Monte Carlo simulation using the following inputs:

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
In addition, cumulative expense recognized for unvested performance stock unit awards was $1.7 million for the year ended December 31, 2023. This is based on determinations regarding probable resolution or the extent of probable resolution of relevant performance conditions to earn such awards. If it is subsequently determined that the performance conditions associated with these awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reverse up to this amount of expense in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate.
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
We maintain a return policy that allows our customers to return product for any reason within 30 days of sale, and to return product that is damaged or non-conforming, ordered in error, or due to recall at any time. We anticipate increases in sales returns in light of potential or actual regulatory actions.
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
Sensitivity of Estimate to Change
We have accrued $1.1 million for sales returns as of December 31, 2023. Changes in return patterns or unforeseen changes in regulations or identified product recalls could cause returns significantly in excess of this estimate.
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
Sensitivity of Estimate to Change
As of December 31, 2023, we had $0.9 million in valuation allowances recorded against our deferred tax assets balance of $41.7 million. The amount and extent of the valuation allowance necessary to reflect the extent of realization of these deferred tax assets being more likely than not may change due to changes in tax law, a revision to our expectation regarding taxable income in the future, taxable income generated in a period in which we had not previously anticipated taxable income, a change in scheduled reversals of deferred tax liabilities, and other changes.
If the weight of available evidence suggests that some or all of this amount is more likely than not to be realized, we will change the valuation allowance with a corresponding adjustment to income tax provision (benefit) expense to the extent that the underlying deferred tax asset is more likely than not to be realized.

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
The interest rate on our new Term Loan Facility is currently determined quarterly based on the 1-month SOFR. As of December 31, 2023, after giving effect to the Debt Refinancing Transactions, the interest rate on our Term Loan Facility was 7.9%. A 100-basis point change in SOFR would change interest expense by $0.5 million on an annualized basis.
During the year ended December 31, 2023, we incurred $1.5 million in incremental interest expense as a result of increases in relevant reference rates during the year under the Hayfin Loan Agreement.

Item 8. Financial Statements and Supplementary Data

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company sells its products primarily to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. Under ship and bill arrangements, the Company retains possession of the product until the customer submits an order and the order is shipped to the customer. Under consignment arrangements, the customer takes possession of the product, but the Company retains title until the implantation, or application of the Company’s product to the end user. The Company recognizes revenue as performance obligations are fulfilled, which generally occurs upon the shipment of product to the customers for ship and bill orders or upon implantation for consignment sales.
We identified the timing of revenue recognition for ship and bill and consignment sales at or near year end as a critical audit matter because of the judgments involved in evaluating that the performance obligations are fulfilled. This required a higher degree of audit effort and auditor judgment when performing audit procedures and evaluating the results of these procedures.
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
•We selected a sample of ship and bill revenue transactions close to period end by agreeing the amounts recognized to source documents and evaluating whether the transaction was recorded in the correct period.
•We tested a sample of credits issued after year end by agreeing to documents supporting the authorization for the issuance of the credit and to evaluate if the credit was issued in the correct period.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2024
We have served as the Company's auditor since 2021.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$82,000	$65,950
Accounts receivable, net	53,871	43,084
Inventory	21,021	13,183
Prepaid expenses	5,624	7,315
Current assets of discontinued operations	—	1,331
Other current assets	1,745	3,335
Total current assets	164,261	134,198
Property and equipment, net	6,974	7,856
Right of use assets	2,132	3,400
Deferred tax assets	40,777	—
Goodwill	19,441	19,441
Intangible assets, net	5,257	5,852
Other assets	205	148
Noncurrent assets of discontinued operations	—	535
Total assets	$239,047	$171,430
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,048	$8,454
Accrued compensation	22,353	20,856
Accrued expenses	9,361	10,934
Current liabilities of discontinued operations	1,352	1,479
Other current liabilities	3,894	1,834
Total current liabilities	46,008	43,557
Long term debt, net	48,099	48,594
Other liabilities	2,223	4,773
Total liabilities	$96,330	$96,924
Commitments and contingencies (Note 16)
Convertible preferred stock Series B; $.001 par value; 100,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and 100,000 shares issued and outstanding at December 31, 2022	$—	$92,494
Stockholders’ equity (deficit)
Common stock; $.001 par value; 250,000,000 shares authorized, 146,227,639 issued and outstanding at December 31, 2023 and 187,500,000 authorized, 113,705,447 issued and outstanding at December 31, 2022	146	114
Additional paid-in capital	276,249	173,804
Accumulated deficit	(133,678)	(191,906)
Total stockholders’ equity (deficit)	142,717	(17,988)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$239,047	$171,430
 See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$321,477	$267,841	$242,019
Cost of sales	54,634	48,316	39,628
Gross profit	266,843	219,525	202,391

Operating expenses:
Selling, general and administrative	211,124	208,673	194,846
Research and development	12,665	12,701	9,932
Investigation, restatement and related	5,176	12,177	3,791
Amortization of intangible assets	762	701	820
Impairment of intangible assets	—	—	53
Operating income (loss)	37,116	(14,727)	(7,051)

Other expense, net
Interest expense, net	(6,457)	(5,016)	(4,980)
Other expense, net	(26)	(4)	(23)
Income (loss) from continuing operations before income tax provision	30,633	(19,747)	(12,054)
Income tax provision benefit (expense) from continuing operations	36,806	(206)	(247)
Net income (loss) from continuing operations	67,439	(19,953)	(12,301)
(Loss) income from discontinued operations, net of tax	(9,211)	(10,244)	2,016
Net income (loss)	$58,228	$(30,197)	$(10,285)

Net income (loss) from continuing operations available to common stockholders (Note 10)	$55,796	$(26,533)	$(18,437)

Basic net income (loss) per common share:
Continuing operations	$0.48	$(0.24)	$(0.17)
Discontinued operations	(0.08)	(0.09)	0.02
Basic net income (loss) per common share:	$0.40	$(0.33)	$(0.15)

Diluted net income (loss) per common share:
Continuing operations	$0.43	$(0.24)	$(0.17)
Discontinued operations	(0.06)	(0.09)	0.02
Diluted net income (loss) per common share:	$0.37	$(0.33)	$(0.15)

Weighted average common shares outstanding - basic	116,495,810	112,909,266	110,353,406
Weighted average common shares outstanding - diluted	145,962,462	112,909,266	110,353,406
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2020	112,703,926	$113	$158,610	1,773,683	$(7,449)	$(151,424)	$(150)
Deemed dividends	—	—	(926)	—	—	—	(926)
Share-based compensation expense	—	—	14,757	—	—	—	14,757
Exercise of stock options	—	—	(1,199)	(487,361)	2,636	—	1,437
Issuance of restricted stock	—	—	(4,053)	(810,405)	4,053	—	—
Restricted stock shares canceled/forfeited	—	—	515	73,056	(515)	—	—
Shares repurchased for tax withholding	—	—	—	469,239	(4,751)	—	(4,751)
Other	—	—	(2,009)	(239,502)	2,009	—	—
Net loss	—	—	—	—	—	(10,285)	(10,285)
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	12,666	—	—	—	12,666
Issuance of restricted stock	840,759	1	(3,969)	(882,251)	3,968	—	—
Restricted stock shares canceled/forfeited	—	—	30	5,338	(30)	—	—
Exercise of stock options	160,762	—	(618)	(151,239)	1,269	—	651
Shares repurchased for tax withholding	—	—	—	249,442	(1,190)	—	(1,190)
Net loss	—	—	—	—	—	(30,197)	(30,197)
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Conversion of Series B Preferred Stock	29,761,650	30	87,840	—	—	—	87,870
Repurchase of Series B Preferred Stock	—	—	(4,935)	—	—	—	(4,935)
Employee stock purchase plan	444,809	—	1,367	—	—	—	1,367
Share-based compensation expense	—	—	17,178	—	—	—	17,178
Exercise of stock options	130,129	—	885	(17,032)	112	—	997
Issuance of restricted stock	2,185,604	2	(268)	(73,335)	266	—	—
Restricted stock shares canceled/forfeited	—	—	378	90,367	(378)	—	—
Net income	—	—	—	—	—	58,228	58,228
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss) from continuing operations	$67,439	$(19,953)	$(12,301)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by (used in) operating activities of continuing operations:
Deferred income tax provision	(37,802)	—	—
Share-based compensation	16,959	11,328	14,156
Depreciation	2,665	3,345	4,363
Bad debt expense	1,449	2,820	—
Non-cash lease expenses	1,268	1,259	989
Amortization of intangible assets	762	701	820
Amortization of deferred financing costs	505	467	1,055
Accretion of asset retirement obligation	93	92	81
Loss (gain) on fixed asset disposal	15	(17)	262
Impairment of intangible assets	—	—	53
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(12,237)	(5,937)	(10,620)
Inventory	(7,838)	(1,794)	(1,406)
Prepaid expenses	(283)	(1,371)	(501)
Other assets	1,535	(333)	9,982
Accounts payable	783	839	(159)
Accrued compensation	1,829	(1,859)	5,008
Accrued expenses	(1,708)	2,366	(20,497)
Other liabilities	(497)	75	(1,159)
Net cash flows provided by (used in) operating activities of continuing operations	34,937	(7,972)	(9,874)
Net cash flows (used in) provided by operating activities of discontinued operations	(8,162)	(9,921)	7,892
Net cash flows provided by (used in) operating activities	26,775	(17,893)	(1,982)
Cash flows from investing activities:
Purchases of equipment	(1,987)	(1,514)	(3,218)
Patent application costs	(168)	(170)	(252)
Sales of equipment	—	24	—
Cash paid for licensing agreement	—	(1,000)	—
Principal payments from note receivable	—	—	75
Net cash flows used in investing activities	(2,155)	(2,660)	(3,395)
Cash flows from financing activities:
Proceeds from exercise of stock options	997	651	1,437
Payments under finance lease obligations	(52)	(41)	(38)
Repurchase of Series B Preferred Shares	(9,515)	—	—
Stock repurchased for tax withholdings on vesting of restricted stock	—	(1,190)	(4,751)
Net cash flows used in financing activities	(8,570)	(580)	(3,352)
Net change in cash and cash equivalents	16,050	(21,133)	(8,729)
Cash and cash equivalents, beginning of period	65,950	87,083	95,812
Cash and cash equivalents, end of period	$82,000	$65,950	$87,083
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader in placental biologics focused on helping humans heal. With more than a decade of helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX is dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life. All of our products sold in the United States are regulated by the United States Food and Drug Administration (“FDA”).
The Company’s product portfolio and product development focuses on Wound and Surgical markets.
The Company’s business is focused primarily on the United States of America but the Company also has a small commercial presence in several international locations, including Japan.

Disbanding of Regenerative Medicine Business Unit
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. During the fourth quarter of 2023, the Company completed the regulatory obligations associated with the clinical trial and concluded that the business unit met the criteria for presentation as a discontinued operation at that time. Refer to Note 13, Discontinued Operations, for further discussion.
2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Increases in cash resulting from changes in income taxes of $0 and $9.3 million for the years ended December 31, 2022 and 2021, respectively, were separately presented in previously issued consolidated statements of cash flows. These amounts are reflected as part of changes in other assets in the consolidated statements of cash flows included in these consolidated financial statements.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, goodwill and intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimate of fair value of share-based payments, the extent of probable achievement of performance conditions in share-based payment awards, estimates of returns and allowances, and valuation of deferred tax assets.
Segment Reporting
The application of GAAP requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for which separate financial information is available regarding resource allocation and assessing performance. The Company has concluded that its Chief Executive Officer (“CEO”) is its CODM. The Company reassesses the existence of operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed. Prior to the fourth quarter of 2023, the Company assessed that it operated as two operating and reportable segments: Wound & Surgical and Regenerative Medicine. During the fourth quarter of 2023, upon the conclusion that the Regenerative Medicine segment met all the requirements to be classified as a discontinued operation, the Company reassessed its operating segments, concluding that the CODM assesses performance and resources as one reportable segment.

Cash and Cash Equivalents
Cash and cash equivalents include cash held at various banks. The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents.
Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with U.S.-based financial institutions. The U.S. Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits up to $250,000 for substantially all depository accounts. As of December 31, 2023 and 2022, the Company had cash and cash equivalents of approximately $81.3 million and $65.2 million, respectively, in excess of the insured amounts in five depository institutions.
Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.
The allowance for doubtful accounts is calculated based on the Company’s current expectations for credit losses, which is generally informed by historical trends. The Company’s policy to reserve for potential bad debts based on the age of the individual receivable as well as customer-specific qualitative factors, such as bankruptcy proceedings. The Company manages credit risk by routinely performing credit checks on customers prior to sales. Individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.
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
Asset Retirement Obligations
The Company records obligations associated with the legal requirement to retire long-lived assets when an estimate for the cost of retirement can reasonably be made. The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value is calculated as the estimate of the expected cash outflow to satisfy the legal obligation discounted to present value using the Company’s then-prevailing incremental borrowing rate. At such point in time, an asset and liability are recorded for the amount of the expected liability. The asset amount is depreciated, straight-line, over the life of the underlying asset, while the liability is accreted to the amount of the expected outflow through selling, general and administrative expense using the effective interest method. Subsequent revisions to estimates for future cash flows related to the asset retirement obligations are recorded as equal increases or decreases to the retirement asset and liability.

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
The Company recorded no impairment losses on intangible assets for the years ended December 31, 2023 and 2022 and $0.1 million for the year ended December 31, 2021. The Company recorded no impairment losses with respect to any other classes of long-lived assets in those periods.
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
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. As a result of this event, the Company evaluated goodwill associated with the Regenerative Medicine reporting unit for potential impairment. The Company estimated fair value for the reporting unit using the income approach; specifically, a discounted cash flow method. As a result of this assessment, management concluded that the fair value of the reporting unit exceeded its carrying value by an amount that exceeded its goodwill balance. Accordingly, the Company recognized an impairment loss for the full amount of the goodwill ascribed to the Regenerative Medicine reporting unit.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company. The Company capitalized $0.2 million, $0.2 million, and $0.3 million of patent costs for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Operating lease right of use assets and the related liabilities are included in right of use asset, other current liabilities, and other liabilities, respectively, in the consolidated balance sheets. Lease expense associated with operating leases is recognized, straight-line, over the lease term. The Company does not recognize interest expense from operating lease liabilities.
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
Contingencies
The Company is or has been subject to various patent challenges, product liability claims, government investigations, former employee matters, and other legal proceedings. See Note 16, Commitments and Contingencies, for discussion of material matters. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses or investigation, restatement and related expenses in the consolidated statements of operations, depending on the nature of the matter. The Company records an accrual for resolution costs and other contingencies in the consolidated financial statements when the Company determines that a loss is both probable and reasonably estimable. Subsequent revisions to the Company’s accrual are made as new information emerges and are accounted for prospectively. The Company discloses all ongoing legal matters for which a loss is reasonably possible, regardless of whether an estimate can be reasonably determined.
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
Research and Development Costs
Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. Historically, these expenses largely represented costs associated with our clinical trials, but now largely represent costs associated with new product development and pilot production. These costs are expensed as incurred.
Advertising expense
Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2023, 2022, and 2021 was $0.6 million, $0.2 million, and $0.1 million respectively.
Income Taxes
Income tax provision, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous states.
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
In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, results of recent operations, and changes in tax laws. In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying businesses. In evaluating the objective evidence that historical results provide, management considers three years of cumulative income (loss) exclusive of items that will not recur, such as discontinued operations. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the tax provision (benefit) in the period that includes the enactment date.
The calculation of income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations both for U.S. federal income tax purposes and across numerous state jurisdictions. ASC Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company records unrecognized tax benefits within other current liabilities on the consolidated balance sheets and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to the deferred tax asset or income tax expense in the period in which new information is available.
The Company records uncertain tax positions on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
For awards with service-based vesting conditions only, the Company recognizes share-based compensation expense on a straight-line basis through the vesting date of the last tranche of the award. For awards which are subject to a condition other than a service condition, the Company recognizes stock-based compensation expense using the graded-vesting method, treating each tranche as if it were a separately-granted award and recognizing expense through the vesting date of each individual tranche. In each scenario, the Company recognizes share-based compensation expense based upon the probability that the award will ultimately vest. The Company recognizes the cumulative effect of changes in the probability outcomes in the period in which the changes occur.
For awards subject to a market condition, the resolution of the market condition is not subsequently considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated as net income (loss) from continuing operations available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net income (loss) from continuing operations available to common stockholders is calculated by adjusting net income (loss) for dividends on the Company’s previously outstanding Series B Convertible Preferred Stock (“Series B Preferred Stock”). This amount is divided by the weighted average common shares outstanding during the period.
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
Diluted net income (loss) per common share adjusts basic net income (loss) per common share for convertible securities, options, equity incentive awards, and other share-based payment awards which have yet to vest and vest only upon the satisfaction of a service condition. Equity incentive awards and options that are subject to a performance or market condition are included only if the performance or market condition would be satisfied if the end of the applicable period were the end of the performance period. In any case, these adjustments are reflected in the calculation of diluted net income (loss) per common share to the extent that they reduce basic net income (loss) from continuing operations per common share.

Basic and diluted net income (loss) per common share from discontinued operations are evaluated using the same denominator as basic and diluted net income (loss) per common share from continued operations.
The Company uses the if-converted method to calculate the dilutive effect of the Series B Preferred Stock and other convertible securities to the extent they are outstanding. The if-converted method assumes that convertible securities are converted at the later of the issuance date and the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any accumulated preferred dividends, would decrease basic net income (loss) from continuing operations per common share, these effects are incorporated in the calculation of diluted net income (loss) from continuing operations per common share, adjusted for the portion of the period the securities were outstanding.
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
Shares issuable pursuant to the ESPP are included in the calculation of diluted net loss per common share to the extent that such shares would be issued based on the share price at the conclusion of the period, excluding the shares already reflected in the calculation of weighted average common shares outstanding.
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
In June 2023, the Company entered into Amendment No. 2 (the “Amendment No. 2”) to the loan agreement, dated as of June 30, 2020, by and among the Company, Hayfin Services, LLP (“Hayfin”), an affiliate of Hayfin Capital Management LLP, and certain other parties, (as amended, the “Hayfin Loan Agreement”), pursuant to which the reference rate used to determine the interest rate was changed from the LIBOR to the Secured Overnight Financing Rate (“SOFR”). Because the only terms of Amendment No. 2 that affected the Company’s contractual cash flows were related to the changes in the reference rate, the Company adopted the optional guidance prescribed by Topic 848 to this transaction. The adoption of ASU 2020-04 and its application to the Second Amendment did not materially impact the Company’s audited consolidated financial statements for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280)”. The standard seeks to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of December 31, 2023, the Company is evaluating the impact of this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
All other ASUs issued and not yet effective as of December 31, 2023, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position or results of operations.
3.    Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable, gross	$57,015	$46,867
Allowance for doubtful accounts	(3,144)	(3,783)
Accounts receivable, net	$53,871	$43,084
Activity related to the Company’s allowance for doubtful accounts during the year ended December 31, 2023 was as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2021	$1,187
Bad debt expense	2,820
Write-offs	(224)
Balance at December 31, 2022	$3,783
Bad debt expense	1,449
Write-offs	(2,088)
Balance at December 31, 2023	$3,144

4.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$825	$810
Work in process	8,521	6,855
Finished goods	11,675	5,518
Inventory	$21,021	$13,183
Consignment inventory, included as a component of finished goods in the table above, was $4.0 million and $3.4 million as of December 31, 2023 and 2022, respectively.
5.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2023	2022
Lab and clean room equipment	$13,954	$16,422
Furniture and office equipment	1,989	15,016
Leasehold improvements	8,141	9,190
Construction in progress	1,791	1,983
Asset retirement cost	938	983
Finance lease assets	189	189
Property and equipment, gross	27,002	43,783
Less: accumulated depreciation and amortization	(20,028)	(35,927)
Property and equipment, net of accumulated depreciation and amortization	$6,974	$7,856
Depreciation expense for each of the years ended December 31, 2023, 2022, and 2021 was recorded in certain captions of the consolidated statements of operations for those periods in the amounts shown in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$1,569	$1,816	$1,787
Selling, general, and administrative expense	795	1,243	2,278
Research and development expense	301	286	298
Total	$2,665	$3,345	$4,363

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
Supplemental balance sheet information related to the Company’s leases, including the financial statement caption in which the amounts are presented, is as follows (amounts in thousands, except lease term and discount rate):

	Operating Leases		Finance Leases
	December 31,		December 31,
	2023	2022	2023	2022
Assets
Right of use asset	$2,132	$3,400	$—	$—
Property and equipment, net	—	—	51	98
Total assets	$2,132	$3,400	$51	$98

Liabilities
Other current liabilities	$1,495	$1,391	$53	$49
Other liabilities	893	2,381	5	57
Total liabilities	$2,388	$3,772	$58	$106

Weighted-average remaining lease term (years)	2.0	2.8	1.1	2.1
Weighted-average discount rate	8.3%	8.3%	8.3%	8.3%
Information related to lease costs are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$1,532	$1,620	$1,327
Amortization of finance lease ROU assets	47	47	43
Interest expense on finance lease liabilities	7	10	13
Maturities of lease liabilities are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2024	$1,623	$55	$1,678
2025	506	5	511
2026	419	—	419
2027	35	—	35
2028	—	—	—
Thereafter	—	—	—
Total lease payments	2,583	60	2,643
Less: imputed interest	(195)	(2)	(197)
Lease liability	$2,388	$58	$2,446
Asset Retirement Obligations
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement, for which the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $1.2 million are included in other liabilities in the consolidated balance sheets as of both December 31, 2023 and 2022.
7.    Goodwill and Intangible Assets, Net
Goodwill
In concert with the disbanding of its Regenerative Medicine business unit, management concluded that the Company operated as a single operating segment. This operating segment reflected its sole reporting unit for goodwill impairment testing purposes.
For the annual impairment test performed on October 1, 2023, the Company performed a qualitative assessment to determine the existence of impairment. The qualitative assessment concluded that it was more likely than not that goodwill was not impaired, and the Company did not proceed to the quantitative assessment. There was no impairment of goodwill in 2022 or 2021.
The following table indicates the changes in the carrying amount of goodwill for 2023 and 2022 (in thousands):

Goodwill
Balance as of January 1, 2022	$19,441
Activity	—
Balance as of December 31, 2022	$19,441
Activity	—
Balance as of December 31, 2023	$19,441
Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,039	$(7,818)	$2,221	$9,923	$(7,106)	$2,817
Licenses	1,000	(54)	946	1,000	(4)	996
Total amortized intangible assets	$11,039	$(7,872)	$3,167	$10,923	$(7,110)	$3,813

Unamortized intangible assets
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	1,082		1,082	1,031		1,031
Total intangible assets	$13,129		$5,257	$12,962		$5,852
Amortization expense and impairment expense for the years ended December 31, 2023, 2022, and 2021, is summarized in the table below (amounts in thousands):

	Year ended December 31,
	2023	2022	2021
Amortization of intangible assets	$762	$701	$820
Impairment of intangible assets	—	—	53
Impairment of intangible assets in 2021 related to supplier relationship assets that were determined to be unrecoverable due to attrition.
There was no impairment of intangible assets in 2023 or 2022.

Expected future amortization of intangible assets as of December 31, 2023, is as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2024	$764
2025	369
2026	214
2027	214
2028	211
Thereafter	1,395
Total amortization expense	$3,167
8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
External commissions	$4,136	$2,941
Accrued GPO Fees	1,338	638
Estimated returns	1,096	659
Legal costs	834	4,447
Accrued rebates	745	707
Accrued travel	433	566
Other	779	976
Total	$9,361	$10,934
9.    Long Term Debt
Hayfin Loan Agreement
In June 2020, the Company entered into the Hayfin Loan Agreement, under which Hayfin provided the Company with a senior secured term loan of $50 million (the “Hayfin Term Loan”). The Hayfin Term Loan was to mature on June 30, 2025 (the “Hayfin Maturity Date”). Interest on the Hayfin Term Loan was based on SOFR, plus a fallback provision of 0.15%, subject to the Floor, plus the Margin. As of December 31, 2023, the Hayfin Term Loan carried an interest rate of 12.3%.
As noted below in Note 19. Subsequent Events, in January 2024, the Company repaid in full the Hayfin Term Loan and terminated the Hayfin Loan Agreement as part of the Debt Refinancing Transactions.
As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the Hayfin Loan Agreement.
Annually, the Company was required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such were generated. Had the Company not executed the Debt Refinancing Transactions (as defined in Note 19), the Company would have been required to prepay a portion of the outstanding principal pursuant to the Excess Cash Flow provision under the Hayfin Loan Agreement for the year ended December 31, 2023. The Company refinanced this short-term obligation prior to issuance of these consolidated financial statements. The $1.0 million of principal repayments for the year ending December 31, 2024 reflects the scheduled principal payments pursuant to the Citizens Credit Agreement (as defined in Note 19) during that period, therefore representing the current obligation that was not refinanced on a long-term basis. This amount is classified in other current liabilities in the Company’s consolidated balance sheets.
The Hayfin Loan Agreement also specified that a prepayment of the loan, voluntary or mandatory, would subject the Company to a prepayment premium after July 2, 2023, but on or before July 2, 2024, of 1% of the principal balance repaid.

Deferred financing costs and original issue discount allocated to the Hayfin Term Loan were amortized using the effective interest method through the Hayfin Maturity Date. The amortization of such amounts is presented as part of interest expense, net on the consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021.
The balances of the Hayfin Term Loan as of December 31, 2023 and 2022 were as follows (amounts in thousands):

	December 31, 2023		December 31, 2022
	Other current liabilities	Long term debt, net	Long term debt, net
Outstanding principal	$1,000	$49,000	$50,000
Deferred financing costs	—	(781)	(1,219)
Original issue discount	—	(120)	(187)
Net principal	$1,000	$48,099	$48,594
Interest expense related to the Hayfin Term Loan, included in interest expense, net in the consolidated statements of operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Stated interest	$6,078	$4,559	$4,182
Amortization of deferred financing costs	438	405	372
Accretion of original issue discount	67	62	58
Interest expense	$6,583	$5,026	$4,612
Scheduled principal payments on the Hayfin Term Loan as of December 31, 2023 were as follows:

Year ending December 31,	Principal
2024	$1,000
2025	49,000
2026	—
2027	—
2028	—
Thereafter	—
Outstanding principal	$50,000
As of December 31, 2023, the fair value of the Hayfin Term Loan was $46.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Hayfin Term Loan were discounted to December 31, 2023 using this discount rate to derive the fair value.
10.    Basic and Diluted Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share
The following table provides a reconciliation of net loss to net loss available to common shareholders and calculation of basic net loss per common share for each of the years ended December 31, 2023, 2022, and 2021 (amounts in thousands, except share and per-share amounts):

	Year ended December 31,
	2023	2022	2021
Net income (loss) from continuing operations	$67,439	$(19,953)	$(12,301)
(Loss) income from discontinued operations, net of tax	(9,211)	(10,244)	2,016
Net income (loss)	58,228	(30,197)	(10,285)
Adjustments to reconcile to net loss available to common stockholders:
Accumulated dividend on previously converted Series B Preferred Stock	6,753	6,580	5,210
Preferred share repurchase in excess of book value	4,890	—	—
Accretion of increasing-rate dividend feature	—	—	926
Total adjustments	11,643	6,580	6,136
Net income (loss) available to common stockholders from continuing operations	$55,796	$(26,533)	$(18,437)
Weighted average common shares outstanding	116,495,810	112,909,266	110,353,406
Basic net income (loss) per common share:
Continuing operations	$0.48	$(0.24)	$(0.17)
Discontinued operations	(0.08)	(0.09)	0.02
Basic net income (loss) per common share	$0.40	$(0.33)	$(0.15)
Diluted Net Loss Per Common Share
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per-share amounts):

	Year ended December 31,
	2023	2022	2021
Net income (loss) available to common stockholders from continuing operations	$55,796	$(26,533)	$(18,437)
Adjustments:
Dividends on previously converted Series B Preferred Stock	6,466	6,580	6,136
Preferred share repurchase in excess of book value	5,177	—	—
Less: antidilutive adjustments	(5,177)	(6,580)	(6,136)
Total adjustments	6,466	—	—
Numerator
Net income (loss) available to common stockholders from continuing operations	62,262	(26,533)	(18,437)
(Loss) income from discontinued operations, net of tax	(9,211)	(10,244)	2,016
Weighted average common shares outstanding	116,495,810	112,909,266	110,353,406
Adjustments:
Potential common shares (a)
Previously converted Series B Preferred Stock	27,457,905	—	—
Restricted stock unit awards	1,452,153	—	—
Outstanding stock options	396,779	—	—
Performance stock unit awards	137,425	—	—
Restricted stock awards	22,136	—	—
Employee stock purchase plan	254	—	—
Total adjustments	29,466,652	—	—
Weighted average common shares outstanding adjusted for potential common shares	145,962,462	112,909,266	110,353,406
Diluted net income (loss) per common share:
Continuing operations	$0.43	$(0.24)	$(0.17)
Discontinued operations	$(0.06)	$(0.09)	$0.02
Diluted net income (loss) per common share	$0.37	$(0.33)	$(0.15)
(a)Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be anti-dilutive for the periods presented:

	Year ended December 31,
	2023	2022	2021
Series B Preferred Stock	1,219,348	27,850,916	26,497,570
Restricted stock unit awards	—	546,883	1,393,910
Restricted stock awards	—	217,971	1,121,019
Outstanding stock options	—	65,720	771,409
Performance stock unit awards	—	5,251	17,928
Employee stock purchase plan	—	18,852	—
Potential common shares	1,219,348	28,705,593	29,801,836
11.    Equity
Series B Preferred Stock
In December 2023, all 95,000 outstanding shares of the Company’s Series B Preferred Stock, together with accrued dividends, were mandatorily converted into shares of the Company’s Common Stock in accordance with the Series B Preferred Stock terms set forth in the Company’s Articles of Incorporation. As a result of this conversion, the Company issued 29,761,650 shares of Common Stock. The conversion of the shares ended the dividend accrual associated with the Series B Preferred Stock

Prior to the mandatory conversion, in October 2023, the Company repurchased 5,000 shares of the Company’s Series B Preferred Stock for $9.5 million (the “Repurchase”) pursuant to a Securities Purchase Agreement with certain entities managed by or affiliated with Hayfin Capital Management LLP (the “Hayfin Shareholders”). In connection with the Repurchase, the Hayfin Shareholders entered into customary lock-up provisions requiring them to retain the balance of their equity positions for a period of at least one year. Management assessed whether the consideration paid could have reflected a non pro-rata distribution and reached the conclusion that it was not.
The below table illustrates changes in the Company’s balance of the Series B Preferred Stock for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	100,000	$91,568
Deemed dividends	—	926
Balance at December 31, 2021	100,000	$92,494
Activity	—	—
Balance at December 31, 2022	100,000	$92,494
Repurchase of Series B Preferred Stock	(5,000)	(4,625)
Conversion of Series B Preferred Stock	(95,000)	(87,869)
Balance at December 31, 2023	—	$—
Stock-Based Compensation Awards
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan Amended and Restated through March 2, 2023 (the “2016 Plan”), which was approved by shareholders on May 18, 2016, and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Prior Incentive Plan”). During the years ended December 31, 2023, 2022, and 2021 the Company used only the 2016 Plan to make grants.
The 2016 Plan permits the grant of equity awards to the Company’s employees, directors, consultants and advisors for up to 13,400,000 shares of the Company’s common stock plus (i) the number of shares of the Company’s common stock that remain available for issuance under the Prior Incentive Plan, and (ii) the number of shares that are represented by outstanding awards that later become available because of the expiration or forfeiture of the award without the issuance of the underlying shares. Awards granted under the 2016 Plan are subject to a vesting schedule as set forth in each individual agreement.
Stock Options
A summary of stock option activity for the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	933,894	$6.46
Granted	3,694,000	3.77
Exercised	(147,161)	6.78
Unvested options forfeited	—	—
Vested options expired	(438,213)	5.85
Outstanding at December 31, 2023	4,042,520	4.06	5.61	19,086
Exercisable at December 31, 2023	348,520	$7.09	0.44	$615
The intrinsic values of the options exercised during the years ended December 31, 2023, 2022 and 2021 were $0.2 million, $0.6 million, and $3.3 million, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $0.7 million, and $1.4 million, respectively. The actual tax benefit for the tax deductions from option exercise of the share-based payment arrangements totaled $0.2 million, $0.2 million, and $2.0 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The Company has a policy of using its available repurchased treasury stock to satisfy option exercises prior to the issuance of new shares of common stock.
No options vested during the years ended December 31, 2023, 2022 and 2021. There was no unrecognized compensation expense at December 31, 2023.
Equity Incentive Awards
The Company has issued several classes of stock awards to employees: restricted share awards (“RSAs”), restricted stock unit awards (“RSUs”), and performance stock unit awards (“PSUs”, collectively the “Equity Incentive Awards”). The following is summary information for such awards for the year ended December 31, 2023.
Restricted stock and RSUs generally vest over a one- to three-year period in equal annual increments and require the recipient to provide continuous service through each vesting date. PSUs vest based on the achievement of specific performance targets subject to agreements with employees and also require the recipient to provide continuous service through a specified date or event.
As of December 31, 2023, there was $21.4 million of total unrecognized stock-based compensation related to unvested Equity Incentive Awards. That expense is expected to be recognized over a weighted-average period of 2.26 years, which approximates the remaining vesting period of these grants. RSAs are considered common shares issued and outstanding upon grant, while shares underlying the RSUs and PSUs are considered issued and outstanding only upon vesting. Therefore, all RSAs noted below as unvested are considered issued and outstanding as of December 31, 2023, while shares underlying unvested RSUs and PSUs are not considered issued and outstanding as of December 31, 2023. RSAs, RSUs, and PSUs are not reflected in weighted average common shares outstanding for purposes of calculating basic net loss per common share.
A summary of Equity Incentive Award activity, by class of award, for the year ended December 31, 2023 is presented below:

	RSA		RSU		PSU
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	122,755	$6.13	4,774,971	$6.28	241,072	$4.62
Granted	—	—	3,278,244	4.66	3,851,427	3.83
Vested	(32,388)	6.98	(2,258,939)	6.18	—	—
Forfeited	(90,367)	5.83	(1,885,537)	5.46	(365,227)	4.24
Unvested at December 31, 2023	—	$—	3,908,739	$5.38	3,727,272	$3.84
The total fair value of equity incentive awards vested during the years ended December 31, 2023, 2022 and 2021, was $10.3 million, $10.9 million, and $20.1 million, respectively.
For the years ended December 31, 2023, 2022, and 2021 the Company recognized share-based compensation as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$1,533	$1,213	$813
Selling, general and administrative expenses	14,776	9,578	13,108
Research and development expense	650	537	235
Total share-based compensation	16,959	11,328	14,156
Income tax benefit, before consideration of valuation allowance	(4,240)	(2,832)	(3,539)
Total share-based compensation, net of tax benefit	$12,719	$8,496	$10,617

Performance Stock Units
The Company granted PSUs to certain executive officers during the years ended December 31, 2023 and 2022. These PSUs vest based on and to the extent that stipulated cumulative net sales targets are achieved. Achievement of the performance targets allow for vesting of 50% to 150% of the PSUs granted. If performance is below 50%, the PSUs do not vest. To the extent that the vesting percentage in a subsequent period exceeds the vesting percentage achieved in a previous period, a recipient is eligible to receive the amount of shares from the previous period based on the vesting percentage in the subsequent period. If total shareholder return (“TSR”) is negative, vesting is limited to 100% of the award for all periods, regardless of actual achievement against the stipulated net sales targets.
Employee Stock Purchase Plan
On June 7, 2022, the Company adopted the Employee Stock Purchase Plan of MiMedx Group, Inc. (the “ESPP”). The ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock on a semi-annual basis at a purchase price of 85% of the lower of the closing price per share of the Company’s common stock on the first day and the last day of each six-month purchase period (the “Purchase Period”). The aggregate number of shares which may be issued and sold under the ESPP is 3 million shares of common stock.
For the years ended December 31, 2023 and 2022, the Company recorded $0.5 million and $0.2 million, respectively, in stock-based compensation related to the ESPP. As of December 31, 2023 and 2022, the Company had cumulative payroll deferrals under the ESPP for future share purchases of $0.7 million and $0.6 million, respectively. This amount is included in accrued compensation in the consolidated balance sheet.
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
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurring based on that estimate. The Company recognized $1.7 million of expense related to the CEO Performance PSUs during year ended December 31, 2023.
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
Treasury Stock
Repurchases of shares of Common Stock in connection with the satisfaction of employee tax withholding obligations upon vesting of restricted stock and exercise of stock options for the years ended December 31, 2023, 2022, and 2021 were 0, 249,442, and 469,239, respectively, for an aggregate purchase price of $0, $1.2 million, and $4.8 million, respectively.
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
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $2.6 million of expense related to the CEO Performance Option during year ended December 31, 2023.
12.     Revenue
Net Sales By Care Setting
MIMEDX has three sites of service for its products (1) Hospital settings and wound care clinics, which are stable reimbursement settings in which products are used for both wound and surgical applications, (2) Private offices, which generally represents doctors and practitioners with independent operations, and (3) Other, which includes federal facilities, international sales, and other sites of service.
Below is a summary of net sales by site of service (in thousands):

	Year Ended December 31,
	2023	2022	2021
Hospital	$187,000	$163,206	$142,140
Private Office	95,789	77,158	74,522
Other	38,688	27,477	25,357
Total	$321,477	$267,841	$242,019
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the years ended December 31, 2023, 2022, or 2021.
Sales Returns Allowance

Activity related to the Company’s sales returns allowance during the year ended December 31, 2023 was as follows (in thousands):

Sales Returns Allowance
Balance at December 31, 2021	$788
Additions charged to expense or revenue	2,034
Deductions and write-offs	(2,163)
Balance at December 31, 2022	659
Additions charged to expense or revenue	3,899
Deductions and write-offs	(3,462)
Balance at December 31, 2023	$1,096
AXIOFILL
The Company received a Warning Letter on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company continues to engage with the FDA on this matter, working through the process outlined by the FDA to obtain a formal determination of AXIOFILL’s classification.
13. Discontinued Operations
Disbanding of Regenerative Medicine Business Unit
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. During the fourth quarter of 2023, the Company completed the regulatory obligations associated with the clinical trial.
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as loss (income) from discontinued operations in the consolidated statements of operations as of December 31, 2023, 2022, and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales	$—	$—	$16,596
Cost of sales	—	—	3,655
Selling, general and administrative expense	—	116	3,513
Research and development expense	8,017	10,128	7,412
Restructuring expense	4,168	—	—
Income tax provision benefit	2,974	—	—
Net (loss) income from discontinued operations	$(9,211)	$(10,244)	$2,016
The assets and liabilities of the discontinued operations have been classified as discontinued operations in the consolidated balance sheet as of December 31, 2023 and 2022 as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current assets:
Prepaid Expenses	$—	$1,331
Current assets of discontinued operations	—	1,331
Goodwill	—	535
Noncurrent assets of discontinued operations	—	535
Total assets of discontinued operations	$—	$1,866

Current liabilities:
Accounts payable	$—	$393
Accrued compensation	311	996
Accrued expenses	1,041	90
Total liabilities of discontinued operations	$1,352	$1,479
Goodwill
As a result of the announcement of the disbanding of Regenerative Medicine business unit, the Company evaluated goodwill associated with the Regenerative Medicine reporting unit for potential impairment. The Company estimated fair value for the reporting unit using the income approach; specifically, a discounted cash flow method. As a result of this assessment, management concluded that the carrying value of the reporting unit exceeded its fair value by an amount that exceeded its goodwill balance. Accordingly, the Company recognized an impairment loss for the full amount of the goodwill ascribed to the Regenerative Medicine reporting unit. The goodwill impairment loss is included as a component of discontinued operations in the audited consolidated statement of operations for the year ended December 31, 2023. Goodwill related to the Regenerative Medicine business unit of $0.5 million is included as a component of assets of discontinued operations in the consolidated balance sheet for the year ended December 31, 2022. Impairment expense of $0.5 million was recorded as part of loss from discontinued operations for the year ended December 31, 2023.
14.    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss	$13,712	$23,719
Capitalized research and development expenditures	10,843	3,586
Research and development and other tax credits	8,117	8,384
Accrued expenses	3,660	3,551
Share-based compensation	3,266	3,145
Interest limitation carry forward	1,873	4,898
Allowance for doubtful accounts	778	1,033
Lease liabilities	600	962
Sales return and allowances	270	163
Property and equipment	84	—
Other	437	885
Deferred Tax Liabilities:
Prepaid expenses	(1,045)	(1,400)
Right of use asset	(571)	(867)
Intangible assets	(337)	(351)
Property and equipment	—	(77)
Net Deferred Tax Assets	41,687	47,631
Less: Valuation allowance	(910)	(47,631)
Net Deferred Tax Assets after Valuation Allowance	$40,777	$—
The reconciliation of the federal statutory income tax rate of 21% to the effective rate is as follows:

	Year ended December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Share-based compensation	2.81%	(6.06)%	19.49%
Nondeductible compensation	1.78%	(3.19)%	(11.51)%
Meals and entertainment	1.21%	(0.15)%	(0.94)%
Deferred tax adjustments	1.31%	(4.35)%	12.23%
Uncertain tax positions	0.36%	(0.49)%	0.01%
Employee retention credit	—%	—%	2.82%
Tax credits	(3.17)%	4.90%	0.93%
State taxes, net of federal benefit	(21.77)%	(0.83)%	3.79%
Valuation allowance	(123.50)%	(12.50)%	(46.75)%
Other	(0.18)%	0.63%	(3.12)%
Effective tax rate	(120.15)%	(1.04)%	(2.05)%

The effective tax rate for the year ended December 31, 2023 was significantly influenced by the reversal of a valuation allowance, reflecting a change in the determination of the likelihood of the realizability of certain of the Company’s deferred tax assets as of that date. This re-evaluation was the result of the conclusion of that the Company’s disbanded Regenerative Medicine segment qualified as a discontinued operation, in concert with the Company’s operating results.
Current and deferred income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$576	$—	$91
State	422	206	156
Total current	998	206	247

Deferred:
Federal	(31,633)	—	—
State	(9,144)	—	—
Total deferred	(40,777)	—	—

Income tax provision (benefit) expense	$(39,779)	$206	$247
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
A valuation allowance of $0.9 million and $47.6 million was recorded against the deferred tax asset balance as of December 31, 2023 and 2022, respectively. Valuation allowances are reflected against the Company’s deferred tax assets to reflect the extent to which the realization of those assets are not more likely than not to be realized based on all available positive and negative evidence. In the event that the weight of the evidence changes in the future, any reduction in the valuation allowance would result in an income tax benefit.
At December 31, 2023 and 2022, the Company had income tax net operating loss (“NOL”) carryforwards for federal and state purposes of $43.5 million and $85.7 million and $84.9 million and $109.8 million, respectively. A portion of the Company’s tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. All of the Company’s federal NOL carryforwards have been generated since 2018 and will carry forward indefinitely. The majority of the Company’s state NOL carryforwards will expire between 2027 and 2042; the remainder of the Company’s state NOLs will carryforward indefinitely. As of December 31, 2023, the Company has recorded $9.1 million and $4.6 million deferred tax asset for federal and state NOL carryforwards, respectively. As of December 31, 2022, the Company has recorded a deferred tax asset for federal and state NOL carryforwards of $17.8 million and $5.9 million, respectively.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands) included in the consolidated balance sheets:

	2023	2022	2021
Unrecognized tax benefits - January 1	$645	$469	$477
Increases - tax positions in current period	124	98	20
Increases - tax positions in prior period	38	78	—
Decreases in prior year positions	—	—	(28)
Unrecognized tax benefits - December 31	$807	$645	$469

Included in the balance of unrecognized tax benefits are tax benefits of $0.8 million and $0.6 million as of December 31, 2023 and 2022, respectively, that, if recognized, would affect the effective tax rate. Of these amounts, $0.1 million and $0, respectively, are recorded as other liabilities in the consolidated balance sheets as of those dates. The remaining balance is reflected as a reduction to the related deferred tax asset.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued $0.0 million of interest during the years ended December 31, 2023 and 2022.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2023, the Company’s tax returns for 2020 through 2023 generally remain open for exam by taxing jurisdictions. Additional prior years may be open to the extent attributes are being carried forward to an open tax year.
15.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$6,034	$4,569	$4,327
Income taxes (refunded) paid	(548)	181	169
Cash paid for operating leases	1,635	1,567	1,522
Non-cash activities:
Conversion of Series B Preferred Stock	87,870	—	—
Issuance of shares pursuant to employee stock purchase plan	1,367	—	—
Purchases of equipment included in accounts payable	228	417	8
Financing costs incurred but not paid for Citizens Financing Transaction	138	—	—
Legal fees associated with the Repurchase of Series B Preferred Stock	45	—	—
Lease right of use asset and liability	—	(37)	2,251
Deemed dividends of Series B Preferred Stock	—	—	926
Fair value of non-cash consideration received for option exercise	—	—	380
Note receivable for sale of property and equipment	—	—	75
16.    Commitments and Contingencies
Contractual Commitments
The Company has commitments for meeting spaces, generally for hotel and conference spaces for company functions. These commitments generally contain renewal options.
The estimated meeting space commitments are as follows (in thousands):

Year ending December 31,	Meeting Space Commitments
2024	$654
2025	237
Total	$891
Separation Agreement with Timothy R. Wright
In 2022, the Company entered into a Separation Agreement and General Release with Timothy R. Wright, the former Chief Executive Officer of the Company (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement and Mr. Wright’s general release of all claims against the Company, the Company will pay Mr. Wright a total of $3.1 million in cash in a series of installments through September 2024. The terms of the severance benefits provided in the Separation Agreement were the same as those provided for in the original employment Letter Agreement between Mr. Wright and the Company dated

April 8, 2019. The $3.1 million was recorded as part of selling, general and administrative expense on the consolidated statement of operations for the year ended December 31, 2022.
Payments made to Mr. Wright under the terms of the Separation Agreement during the year ended December 31, 2023 totaled $1.9 million. A total of $1.2 million is reflected in accrued compensation in the consolidated balance sheet as of December 31, 2023.
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

In accordance with applicable accounting guidance, the Company accrues a liability when those matters present loss contingencies that are both probable and estimable. The Company's financial statements at December 31, 2023 reflect the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. The Company had zero and $0.2 million accrued as of December 31, 2023 and December 31, 2022, respectively, related to expected settlement costs related to legal matters. The actual costs of resolving these matters may be in excess of the amounts accrued.
The Company paid $0.2 million, $0.7 million, and $6.7 million toward the resolution of legal matters involving the Company during the years ended December 31, 2023, 2022, and 2021, respectively. In addition, insurance providers paid $0.6 million and $1.1 million on the Company’s behalf to settle legal matters for the years ended December 31, 2022 and December 31, 2021, respectively. In addition, during 2021, the Company received funds from certain director and officer insurance policies for previously-incurred legal expenses under the Company’s indemnification agreements. These funds were recognized as a reduction to investigation, restatement and related expense on the consolidated statement of operations.
Welker v. MiMedx, et. al.
On November 4, 2022, Troy Welker and Min Turner, former option holders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants, and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants. On motion by the Company, the case has been moved to the Fulton County Business Court. The Company and the individual defendants filed answers and motions to dismiss, which were denied on the RICO claims, but granted with respect to the breach of fiduciary duty claims against the individual defendants. The Company is defending against the allegations and is obligated to indemnify certain of its current and former officers and directors who are party to this proceeding.
Former Employee Litigation and Related Matters
On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker H. “Pete” Petit, and its former COO, William C. Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor and seeking reimbursement of amounts previously advanced under the indemnification agreements following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. On April 22, 2021, Petit and Taylor filed an answer and asserted counterclaims against the Company alleging breach of their indemnification agreements, breach of the covenant of good faith and fair dealing with respect to their indemnification agreements, and seeking a declaration that the Company remains obligated to indemnify and advance fees in connection with certain cases. Petit and Taylor simultaneously also filed a motion seeking to compel the Company to advance and reinstate its payments of Petit and Taylor’s legal expenses. The Company opposed Petit and Taylor’s motion and a hearing was set for June 23, 2021. At the joint request of the parties, the hearing was cancelled to allow the parties to attend a mediation to attempt a resolution of this matter; such mediation was held on August 11, 2021.
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
17.    401(k) Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all employees who have completed one month of service. Under the 401(k) Plan, participants could defer up to 90% of their eligible wages to a maximum of $22,500 per year (annual limit for 2023). Employees age 50 or over in 2022 could make additional pre-tax contributions of up to $7,500. In 2023, 2022 and 2021, the Company matched 50% of employee contributions up to 8% of the employee’s eligible compensation. The matching contribution for the years ended December 31, 2023, 2022, and 2021 was $2.7 million, $3.3 million, and $2.7 million, respectively.
18.    Government Assistance
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided an employee retention credit (“ERC”), which was a refundable tax credit against certain payroll taxes. Upon determination that the Company overcame the barriers required to receive the credit, the Company qualified and filed to claim the ERC. The Company reflected the ERC as a reduction to the respective captions on the consolidated statements of operations associated with the employees to which the payroll tax benefit related. For the year ended December 31, 2021, the Company recorded $1.6 million as a reduction to selling, general and administrative expense. Of this amount, $1.0 million and $1.4 million were reflected as part of other current assets in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. During year ended December 31, 2023, the Company received $0.4 million relating to the ERC.
19.     Subsequent Events
$95 Million Credit Agreement with Citizens and Bank of America
On January 19, 2024, the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with certain lenders party thereto, and Citizens Bank, N.A., as administrative agent (the “Agent”). The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”). The Company has the option to obtain one or more incremental term loan facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times the Company’s Consolidated EBITDA as defined therein, each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
At the Company’s option, borrowings under the Citizens Credit Agreement (other than any swingline loan) will bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings. Swingline loans will bear interest at a rate per annum equal to one-month Term SOFR plus the applicable margin. The applicable margin will be determined based on the Company’s consolidated total net leverage ratio.
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
In addition, on January 19, 2024, the Company borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under the Hayfin Loan Agreement and to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”).
On February 27, 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MiMedx Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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
February 28, 2024

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears on page 79 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2023 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders under the captions “Executive Officers,” “Election of Directors” and similar captions which are incorporated herein by reference.

Item 11. Executive Compensation
Information required by this Item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders under the caption “Executive Compensation Discussion and Analysis,” “Summary Compensation Table (2023, 2022 and 2021,” “Grants of Plan Based Awards for 2023,” “Outstanding Equity Awards on December 31, 2023,” “2023 Options Exercised and Stock Vested Table,” “2023 Potential Payments Upon Termination or Change in Control,” “2023 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” or similar captions which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders under the captions “Policies and Procedures for Approval of Related Party Transactions,” “Related Party Transactions,” and "Director Independence" or similar captions which are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item will be contained in our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders under the captions “Audit Matters,” or a similar caption which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report:
(i)Financial Statements
(ii)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021
(iii)Exhibits
See Item 15(b) below. Each management contract or compensation plan has been identified with an asterisk.
(b)Exhibits
Notes

*	Indicates a management contract or compensatory plan or arrangement
#	Filed herewith
##	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

Exhibit Number	Description
3.1	Restated Articles of Incorporation, adopted March 4, 2021, effective March 5, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021).
3.2	Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).
3.3	Articles of Amendment to Restated Articles of Incorporation, effective June 3, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 10, 2021).
3.4	Articles of Amendment to Restated Articles of Incorporation, effective June 13, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2023)
3.5
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

10.2A
First Amendment to Lease dated March 7, 2017 between CPVF II West Oak LLC (as successor in interest to HUB Properties of GA, LLC) and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2017).

10.2B#
Second Amendment to Lease for real property and improvements located at 1775 West Oak Commons Court,Marietta, Georgia between RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, (“Landlord”), and MiMedx Group, Inc., (‘Tenant”) dated January 25, 2013, as amended March 7, 2017 (the “Lease”).

Exhibit Number	Description
10.2C
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

10.2D#
Fourth Amendment to Lease made as of January 26, 2024 between Georgia RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, and MiMedx Group, Inc., dated January 26, 2024.

10.3##
Securities Purchase Agreement, dated as of June 30, 2020, by and between MiMedx Group, Inc., Falcon Fund 2 Holding Company, L.P. and certain other investors (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed July 6, 2020).

10.4
Registration Rights Agreement dated as of July 2, 2020, by and between MiMedx Group, Inc. and Falcon Fund 2 Holding Company, L.P. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.5
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

10.10*	2016 Equity and Cash Incentive Plan, as amended and restated through May 2, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2023).
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

10.16*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2020).
10.17	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).
10.18*
Form of Employee (Performance-Vested, uncertain number of shares) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.19*
Form of Employee (Performance-Vested, certain number of shares) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.20*	Form of Non-Employee Restricted Stock Award Agreement (vest into retirement) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).
10.21*	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021).

Exhibit Number	Description
10.22*	Letter Agreement dated April 10, 2019 between MiMedx Group, Inc. and Timothy R. Wright (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2019).
10.23*
Employment Offer Letter between MiMedx Group, Inc. and Peter M. Carlson, as amended and restated on June 30, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.24*
Employment Offer Letter between MiMedx Group, Inc. and William F. Hulse IV dated November 4, 2019, (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.25*	Form of Key Employee Retention and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020).
10.26*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.65 to the Registrant’s Current Report on Form 8-K filed on July 15, 2008).
10.27*
Form of Director Restricted Stock Unit Award Agreement (Type I - Initial Grant, Full Amount) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.28*
Form of Director Restricted Stock Unit Award Agreement (Type II - Initial Grant, Pro Rata Amount) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.29*	Form of Director Restricted Stock Unit Award Agreement (Type III - Annual Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).
10.30
Technology License Agreement dated January 29, 2007 between MiMedx, Inc., Shriner's Hospitals for Children and University of South Florida Research Foundation (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008).

10.31
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

10.32*
Separation Agreement and General Release between MiMedx Group, Inc. and Timothy R. Wright dated September 15, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.33*
Interim Executive Employment Agreement between MiMedx Group, Inc. and K. Todd Newton dated September 14, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.34*
Restricted Stock Unit Agreement between MiMedx Group, Inc. and K. Todd Newton dated September 15, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 14, 2022).

10.35*
Employment Offer Letter between MiMedx Group, Inc. and Ricci S. Whitlow dated December 27, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2023).

10.36*
Letter Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.37*
Performance Stock Unit Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.38*
Nonqualified Stock Option Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.39
Platform Intellectual Property License Agreement by and between MiMedx Group, Inc. and Global Health Solutions, Inc. (d.b.a. Turn Therapeutics) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

10.40*
Separation Agreement and General Release between MiMedx Group, Inc. and Peter M. Carlson dated July 14, 2023 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on October 30, 2023).

10.41*	Offer Letter dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).
10.42*
Key Employee Retention and Restrictive Covenant Agreement dated July 5, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

Exhibit Number	Description
10.43*
Inducement Performance Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.44*
Inducement Restricted Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.45*
Inducement Stock Option Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.46#	Management Incentive Plan, as amended and restated effective June 6, 2023.
21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on the signature page to this Report).
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	MiMedx Compensation Recoupment Policy, as amended and restated effective November 29, 2023.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIMEDX GROUP, INC.

February 28, 2024	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Hulse IV and Sajid N. Ajmeri and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report for the year ended December 31, 2023, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Joseph H. Capper	Chief Executive Officer and Director	February 28, 2024
Joseph H. Capper	Principal Executive Officer

/s/ Doug Rice	Chief Financial Officer	February 28, 2024
Doug Rice	Principal Financial Officer and Principal Accounting Officer

/s/ M. Kathleen Behrens	Chair of the Board (Director)	February 28, 2024
M. Kathleen Behrens

/s/ James L. Bierman	Director	February 28, 2024
James L. Bierman

/s/ Michael J. Giuliani	Director	February 28, 2024
Michael J. Giuliani

/s/ William A. Hawkins III	Director	February 28, 2024
William A. Hawkins III

/s/ Cato T. Laurencin	Director	February 28, 2024
Cato T. Laurencin

/s/ K. Todd Newton	Director	February 28, 2024
K. Todd Newton

/s/ Martin P. Sutter	Director	February 28, 2024
Martin P. Sutter

/s/ Phyllis I. Gardner	Director	February 28, 2024
Phyllis I. Gardner