Form 10-Q
period 2024-03-31
MIMEDX GROUP, INC.
filed 2024-04-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2024

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 147,603,955 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 24, 2024.

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
•our expectations regarding capital allocation;
•our expectations regarding future revenue growth;
•our expectations regarding the outcome of pending litigation and investigations;
•our belief in the sufficiency of our intellectual property rights in our technology;
•our expectations regarding future income tax liability;
•demographic and market trends; and

•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 and those discussed in Part II, Item 1A, Risk Factors, if any.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$48,487	$82,000
Accounts receivable, net	57,016	53,871
Inventory	24,454	21,021
Prepaid expenses	6,095	5,624
Other current assets	2,801	1,745
Total current assets	138,853	164,261
Property and equipment, net	7,340	6,974
Right of use asset	3,499	2,132
Deferred tax asset, net	38,747	40,777
Goodwill	19,441	19,441
Intangible assets, net	12,550	5,257
Other assets	1,251	205
Total assets	$221,681	$239,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,000	$1,000
Accounts payable	9,697	9,048
Accrued compensation	17,913	22,353
Accrued expenses	9,196	9,361
Current liabilities of discontinued operations	344	1,352
Other current liabilities	4,071	2,894
Total current liabilities	42,221	46,008
Long term debt, net	18,453	48,099
Other liabilities	5,276	2,223
Total liabilities	$65,950	$96,330
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 147,528,596 issued and outstanding at March 31, 2024 and 146,227,639 issued and outstanding at December 31, 2023	148	146
Additional paid-in capital	280,000	276,249
Accumulated deficit	(124,417)	(133,678)
Total stockholders' equity	155,731	142,717
Total liabilities and stockholders’ equity	$221,681	$239,047
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$84,709	$71,676
Cost of sales	12,987	12,419
Gross profit	71,722	59,257

Operating expenses:
Selling, general and administrative	55,129	52,250
Research and development	2,841	3,484
Investigation, restatement and related	311	3,673
Amortization of intangible assets	189	190
Impairment of intangible assets	54	—
Operating income (loss)	13,198	(340)

Other expense, net
Interest expense, net	(1,690)	(1,553)
Other (expense) income, net	(99)	2
Income (loss) from continuing operations before income tax	11,409	(1,891)
Income tax expense from continuing operations	(2,348)	(51)
Net income (loss) from continuing operations	9,061	(1,942)
Income (loss) from discontinued operations, net of tax	200	(3,041)
Net income (loss)	$9,261	$(4,983)

Net income (loss) from continuing operations available to common stockholders	$9,061	$(3,626)

Basic net income (loss) per common share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	—	(0.03)
Basic net income (loss) per common share	$0.06	$(0.06)

Diluted net income (loss) per common share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	—	(0.03)
Diluted net income (loss) per common share	$0.06	$(0.06)

Weighted average common shares outstanding - basic	146,404,587	114,398,813
Weighted average common shares outstanding - diluted	150,028,107	114,398,813

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
Share-based compensation expense	—	—	4,340	—	—	—	4,340
Exercise of stock options	109,920	—	766	—		—	766
Employee stock purchase plan	121,783	—	797	—	—	—	797
Issuance of restricted stock, net	1,069,254	2	(2,152)	—	—	—	(2,150)
Net income	—	—	—	—	—	9,261	9,261
Balance at March 31, 2024	147,528,596	$148	$280,000	—	$—	$(124,417)	$155,731

	Common Stock Issued		Additional Paid - in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	4,345	—	—	—	4,345
Issuance of restricted stock	1,439,676	1	(179)	(57,770)	178	—	—
Restricted stock shares canceled/forfeited	—	—	179	58,104	(179)	—	—
Employee stock purchase plan	235,419	—	680	—	—	—	680
Net loss	—	—	—	—	—	(4,983)	(4,983)
Balance at March 31, 2023	115,380,542	$115	$178,829	334	$(1)	$(196,889)	$(17,946)

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$9,061	$(1,942)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by (used in) operating activities from continuing operations:
Share-based compensation	4,340	3,904
Change in deferred income taxes	2,031	—
Loss on extinguishment of debt	1,401	—
Depreciation	558	714
Non-cash lease expenses	317	334
Bad debt expense	199	(60)
Amortization of intangible assets	189	190
Loss on fixed asset disposal	185	—
Accretion of asset retirement obligation	22	22
Amortization of deferred financing costs	69	121
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,344)	(1,551)
Inventory	(2,941)	(1,474)
Prepaid expenses	(471)	934
Other assets	(1,001)	1,030
Accounts payable	283	(686)
Accrued compensation	(4,440)	(2,494)
Accrued expenses	522	1,956
Other liabilities	(195)	(398)
Net cash flows provided by operating activities from continuing operations	6,785	600
Net cash flows used in operating activities of discontinued operations	(807)	(4,648)
Net cash flows provided by (used in) operating activities	5,978	(4,048)

Cash flows from investing activities:
Consideration paid pursuant to TELA APA (Note 12)	(5,000)	—
Purchases of equipment	(1,144)	(633)
Patent application costs	120	(44)
Net cash flows used in investing activities	(6,024)	(677)

Cash flows from financing activities:
Proceeds from Citizens Revolving Credit Facility	30,000	—
Proceeds from Citizens Term Loan Facility	19,783	—
Proceeds from exercise of stock options	766	—
Principal payments on finance lease	(13)	(4)
Prepayment premium on Hayfin term loan	(500)	—
Deferred financing cost	(1,101)	—
Repayment of Hayfin term loan	(50,000)	—
Repayment of Citizens Revolving Credit Facility	(30,000)	—
Principal payments on Citizens Term Loan Facility	(250)	—
Stock repurchased for tax withholdings on vesting of restricted stock units	(2,152)	—
Net cash flows used in financing activities	(33,467)	(4)

Net change in cash	(33,513)	(4,729)

Cash and cash equivalents, beginning of period	82,000	65,950
Cash and cash equivalents, end of period	$48,487	$61,221
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2023 Form 10-K.
Reclassifications
Current portion of long term debt of $1.0 million as of December 31, 2023, which was presented in other current liabilities in previously-issued financial statements, has been reclassified to be presented in a separate line item still within current liabilities in the March 31, 2024 balance sheet presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimate of fair value and the probable achievement of share-based payments, estimates of returns and allowances, and valuation of deferred tax assets.

Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280)”. The standard improves disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Additionally, ASU 2023-07 extends the disclosure requirements under Accounting Standards Codification (“ASC”) Topic 280 to entities with a single reportable segment. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of March 31, 2024, the Company is evaluating the impact of this standard on its consolidated financial statements.
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
All other ASUs issued and not yet effective as of March 31, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, gross	$60,282	$57,015
Less: allowance for doubtful accounts	(3,266)	(3,144)
Accounts receivable, net	$57,016	$53,871
Activity related to the Company’s allowance for doubtful accounts for the three months ended March 31, 2024 was as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2023	$3,144
Bad debt expense	199
Write-offs	(77)
Balance at March 31, 2024	$3,266

Allowance for Doubtful Accounts
Balance at December 31, 2022	$3,783
Bad debt expense reversal	(60)
Write-offs	(122)
Balance at March 31, 2023	$3,601
4.     Inventory
Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,136	$825
Work in process	8,609	8,521
Finished goods	14,709	11,675
Inventory	$24,454	$21,021

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory and clean room equipment	$14,504	$13,954
Furniture and equipment	2,205	1,989
Leasehold improvements	8,141	8,141
Construction in progress	1,870	1,791
Asset retirement cost	889	938
Finance lease right-of-use asset	189	189
Property and equipment, gross	27,798	27,002
Less: accumulated depreciation and amortization	(20,458)	(20,028)
Property and equipment, net	$7,340	$6,974
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,968	$(7,949)	$2,019	$10,039	$(7,818)	$2,221
Licenses	1,000	(67)	933	1,000	(54)	$946
Distribution rights	7,602	—	7,602	—	—	—
Total amortized intangible assets	$18,570	$(8,016)	$10,554	$11,039	$(7,872)	$3,167

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	988		988	1,082		1,082
Total intangible assets	$20,566		$12,550	$13,129		$5,257
The Company recognized $0.1 million of impairment of intangible assets during the three months ended March 31, 2024 related to patents which were abandoned.
Expected future amortization of intangible assets as of March 31, 2024, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2024 (excluding the three months ended March 31, 2024)	$1,708
2025	1,883
2026	1,729
2027	1,728
2028	1,726
Thereafter	1,780
Total amortized intangible assets	$10,554

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Commissions to sales agents	$2,954	$4,136
Accrued rebates	1,380	745
Legal and settlement costs	1,235	834
Accrued Group Purchasing Organization fees	1,235	1,338
Estimated sales returns	1,085	1,096
Accrued travel	142	433
Other	1,165	779
Accrued expenses	$9,196	$9,361
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with certain lenders party thereto, and Citizens Bank, N.A., as administrative agent (the “Agent”). The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”). The Company has the option to obtain one or more incremental Term Loan Facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times the Company’s Consolidated EBITDA (as defined therein), each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
At the Company’s option, borrowings under the Citizens Credit Agreement (other than any swingline loan) will bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. Swingline loans will bear interest at a rate per annum equal to one-month Term SOFR plus the applicable margin. The applicable margin will be determined based on the Company’s consolidated total net leverage ratio.
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.88% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
On January 19, 2024, the Company borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under the Company’s prior senior secured term loan with Hayfin (the “Hayfin Loan Agreement”) and to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”). The Company recorded a loss on extinguishment of debt of $1.4 million. This amount is reflected as a part of interest expense, net on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. The composition of the loss on extinguishment of debt was as follows (amounts in thousands):

January 19, 2024
Unamortized deferred financing costs	$781
Unamortized original issue discount	120
Prepayment premium	500
Loss on extinguishment of debt	$1,401
In addition, on February 27, 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of March 31, 2024. Deferred financing costs and original issue discount allocated to the Revolving Credit Facility are amortized straight-line through the expiration of the commitment term. The Revolving Credit Facility is currently subject to a commitment fee of 0.25% per annum of the amount undrawn, which is recognized as interest expense.
Original issue discount and deferred financing costs incurred as part of the Credit Facilities were allocated between the Term Loan Facility and the Revolving Credit Facility on the basis of the maximum potential principal outstanding permitted under the Citizens Credit Agreement. The allocation of the deferred financing costs and original issue discount between the Term Loan Facility and the Revolving Credit Facility were as follows (in thousands):

	January 19, 2024
	Term Loan Facility	Revolving Credit Facility	Total
	Long term debt	Other assets
Original issue discount	$224	$839	$1,063
Deferred financing	54	202	256
The balances of the Term Loan Facility as of March 31, 2024 and the Hayfin Loan Agreement as of December 31, 2023 were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,000	$18,750	$1,000	$49,000
Deferred financing costs	—	(82)	—	(781)
Original issue discount	—	(215)	—	(120)
Long term debt, net	$1,000	$18,453	$1,000	$48,099
The Citizens Term Loan Facility bears interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The applicable margin is determined based on the Company’s consolidated total net leverage ratio. The Term Loan Facility carried an interest rate of 7.9% as of March 31, 2024. Interest expense related to the Term Loan Facility and the Hayfin Loan Agreement included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Stated interest	$661	$1,436
Amortization of deferred financing costs	29	105
Accretion of original issue discount	13	16
Interest expense	$703	$1,557
Interest expense related to the Revolving Credit Facility included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

Three Months Ended March 31,
2024
Commitment fee	$30
Amortization of deferred financing costs	16
Accretion of original issue discount	42
Interest expense	$88
A summary of principal payments due on the Term Loan Facility, by year, from March 31, 2024 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2024 (excluding the three months ended March 31, 2024)	$750
2025	1,000
2026	1,500
2027	1,500
2028	2,000
Thereafter	13,000
Outstanding principal	$19,750

As of March 31, 2024, the fair value of the Term Loan Facility was $19.3 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to March 31, 2024 using this discount rate.
9. Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated using two methods: basic and diluted.
Basic Net Income (Loss) Per Common Share
The following table provides a reconciliation of net income (loss) to net income (loss) available to common stockholders and calculation of basic net income (loss) per common share for each of the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) from continuing operations	$9,061	$(1,942)
Income (loss) from discontinued operations, net of tax	$200	$(3,041)
Net income (loss)	9,261	(4,983)
Adjustments to reconcile to income (loss) available to common stockholders:
Accumulated dividend on previously converted Series B Preferred Stock	—	1,684
Net income (loss) available to common stockholders from continuing operations	$9,061	$(3,626)
Weighted average common shares outstanding	146,404,587	114,398,813
Basic net income (loss) per common share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	—	(0.03)
Basic net income (loss) per common share	$0.06	$(0.06)

Diluted Net Income (Loss) Per Common Share
The following table sets forth the computation of diluted net income (loss) per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) available to common stockholders from continuing operations	$9,061	$(3,626)
Adjustments:
Dividends on Series B Preferred Stock	—	1,684
Less: antidilutive adjustments	—	(1,684)
Total adjustments	—	—
Numerator
Net income (loss) available to common shareholders from continuing operations	9,061	(3,626)
Income (loss) from discontinued operations, net of tax	200	(3,041)
Weighted average shares outstanding	146,404,587	114,398,813
Adjustments:
Potential common shares (a)
Restricted stock unit awards	2,016,109	—
Outstanding stock options	1,499,970	—
Performance stock unit awards	106,802	—
Employee stock purchase plan	639	—
Total adjustments	3,623,520	—
Weighted average shares outstanding adjusted for potential common shares	150,028,107	114,398,813
Diluted net income (loss) per common share:
Continuing operations	$0.06	$(0.03)
Discontinued operations	—	(0.03)
Diluted net income (loss) per common share	$0.06	$(0.06)
(a) Weighted average common shares outstanding for the calculation of diluted net income (loss) per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended March 31,
	2024	2023
Series B Preferred Stock	—	29,559,946
Restricted stock unit awards	—	567,167
Restricted stock awards	—	5,152
Employee stock purchase plan	—	5,740
Performance stock unit awards	—	13,133
Outstanding stock options	—	—
Potential common shares	—	30,151,138
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 20.6% and (2.7)% for the three months ended March 31, 2024 and 2023, respectively. Restricted stock vestings impacted the effective tax rate for the three months ended March 31, 2024. Net operating losses generated for the three months ended March 31, 2023 were offset by a valuation allowance.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$1,403	$1,452
Cash paid for income taxes	8	—
Non-cash activities:
Present value of minimum earn out	2,731	—
Right of use assets arising from operating lease liabilities	1,820	—
Issuance of shares pursuant to employee stock purchase plan	797	680
Purchases of equipment in accounts payable	626	223
Consideration payable to TELA	366	—
Unpaid deferred financing costs	149	—
12. Commitments and Contingencies
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States pursuant to a preexisting Manufacturing and Supply Agreement (the “TELA-Regenity Supply Agreement”) between TELA and Regenity Biosciences, Inc. (“Regenity”), which retains all intellectual property rights and regulatory clearances related to the product. Pursuant to the TELA APA, the Company paid $5.0 million of initial consideration to TELA and will be required to make future payments of $0.4 million to acquire TELA’s remaining product inventory, as well as future profit share payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two-years following its commercialization of the product.
Simultaneously with entry into the TELA APA, the Company executed a new Manufacturing and Supply Agreement (the “Supply Agreement”) with Regenity, replacing the previous TELA-Regenity Supply Agreement. The Supply Agreement maintains MIMEDX’s exclusive right to sell and market the product in the United States and requires MIMEDX to purchase a minimum amount of the xenograft product from Regenity annually through December 31, 2033. Should MIMEDX fail to meet a purchasing minimum in any one period, it has the option (among others) to amend its distribution rights under the Supply Agreement to be non-exclusive.
The transaction was accounted for as an acquisition of assets. The cost to acquire the assets on the transaction date was assessed to be $8.1 million, reflecting the $5.0 million of initial consideration, $0.4 million to acquire inventory, and $2.7 million, reflecting the fair value of the minimum amount of the Profit Share Payments, were allocated amongst the assets acquired. The Company assigned $7.6 million to the distribution rights acquired and $0.5 million to inventory. These amounts are reflected in the consolidated balance sheets as part of intangible assets, net and inventory, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2024.
The $2.7 million fair value for the minimum amount of Profit Share Payments reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium.
Of the minimum Profit Share Payment, $1.1 million is reflected as part of other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2024, reflecting the extent of the obligation that is anticipated to be repaid within twelve months of that date. The remaining balance is reflected in other liabilities.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of March 31, 2024 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2023 Form 10-K.
The Company has not accrued for any potential losses related to legal matters as of March 31, 2024. The Company made no payments toward the resolution of legal matters involving the Company during the three months ended March 31, 2024. The Company paid $0.2 million during the three months ended March 31, 2023.
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
Former Employee Litigation and Related Matters
On January 12, 2021, the Company filed suit in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (MiMedx Group, Inc. v. Petit, et. al.) against its former CEO, Parker H. “Pete” Petit, and its former COO, William C. Taylor, seeking a determination of its rights and obligations under indemnification agreements with Petit and Taylor following a federal jury’s guilty verdict against Petit for securities fraud and Taylor for conspiracy to commit securities fraud. On March 26, 2024, the Company filed an amended complaint against only Petit as the Company previously reached as settlement with Taylor. The Company is seeking a declaratory judgment that Petit is not entitled to indemnification in connection with certain cases and the Company is also seeking to recoup amounts previously paid on behalf of Petit in connection with such cases.
As noted above, the Company and Mr. Taylor reached an agreement to settle the matter between them. Negotiations with Mr. Petit are ongoing.
13.     Revenue
Net Sales by Site of Service
MIMEDX has three main sites of service for its products (1) Hospital settings and wound care clinics, which are stable reimbursement settings in which products are used for surgical applications, (2) Private offices, which generally represents doctors and practitioners with independent operations, and (3) Other, which includes federal facilities, international sales, and other sites of service.
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended March 31,
	2024	2023
Hospital	$43,757	$42,171
Private Office	30,332	21,487
Other	10,620	8,018
Total	$84,709	$71,676
Net Sales by Product Line
MIMEDX has two product lines (1) Wound, which reflects products typically used in Advanced Wound Care settings, including the treatment of chronic, non-healing wounds, and (2) Surgical, which reflects products principally used in surgical settings, including the closure of acute wounds or to protect and reinforce tissues and/or regions of interest. The Company manages its product portfolio and pipeline, based upon opportunities in each of these settings.
Below is a summary of net sales by product line (in thousands):

	Three Months Ended March 31,
	2024	2023
Wound	$57,049	$45,206
Surgical	27,660	26,470
Total	$84,709	$71,676
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2024 or 2023.
AXIOFILL
The Company received a determination letter on March 25, 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination and has filed suit in the U.S. District Court for the Northern District of Georgia against the FDA on this matter.
14. Discontinued Operations
Disbanding of Regenerative Medicine Business Unit
On June 20, 2023, the Company announced the disbanding of its Regenerative Medicine business unit and the suspension of its Knee Osteoarthritis clinical trial program. During the fourth quarter of 2023, the Company materially completed the regulatory obligations associated with the clinical trial.
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expense	—	29
Research and development expense	$(200)	3,012
Income (loss) from discontinued operations	$200	$(3,041)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Executive Summary
During the first quarter of 2024, the Company continued its trend of strong commercial performance, delivering 18.2% growth in net sales year-over-year. This growth was driven by execution across all care settings.
Operating and financial highlights during the quarter included:
•Net sales of $84.7 million, reflecting 18.2% growth over the prior year period.
•GAAP net income from continuing operations and net margin for the first quarter of 2024 of $9.1 million and 10.7%, respectively.
•Improved capital structure with new senior secured credit facilities and debt refinancing.
•Announced surgical portfolio expansion through a distribution agreement with Regenity Biosciences for a 510(k)-cleared collagen particulate xenograft product.
•Appointed two new independent directors to the Company’s Board of Directors.
•Introduced an online product ordering and account management platform for our customers.
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
This discussion, which presents our results for the three months ended March 31, 2024 and 2023, should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$84,709	$71,676	$13,033	18.2%
Cost of sales	12,987	12,419	568	4.6%
Gross profit	71,722	59,257	12,465	21.0%
Selling, general and administrative	55,129	52,250	2,879	5.5%
Research and development	2,841	3,484	(643)	(18.5)%
Investigation, restatement and related	311	3,673	(3,362)	(91.5)%
Amortization of intangible assets	189	190	(1)	(0.5)%
Impairment of intangible assets	54	—	54	—%
Interest expense, net	(1,690)	(1,553)	(137)	8.8%
Other (expense) income, net	(99)	2	(101)	nm
Income tax provision expense	(2,348)	(51)	(2,297)	nm
Net income (loss) from continuing operations	9,061	(1,942)	11,003	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended March 31, 2024 of $84.7 million, a $13.0 million, or 18.2%, increase compared to the three months ended March 31, 2023, in which we recognized net sales of $71.7 million.
Our sales by product line were as follows (amounts in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Wound	$57,049	$45,206	$11,843	26.2%
Surgical	27,660	26,470	1,190	4.5%
Total	$84,709	$71,676	$13,033	18.2%
Net sales of our Wound product portfolio were $57.0 million for the three months ended March 31, 2024, a $11.8 million or 26.2% increase compared to $45.2 million for the three months ended March 31, 2023. The increase was driven by strong sales, particularly in the private office subsegment of the market.
Net sales of our Surgical products totaled $27.7 million, reflecting growth of $1.2 million, or 4.5% compared to the three months ended March 31, 2023. The increase was primarily driven by, growing contributions from AMNIOEFFECT® and, to a lesser degree, AXIOFILL®. In addition, Surgical sales for the three months ended March 31, 2023 reflects approximately $1 million of sales of our dental product which we have since discontinued.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended March 31, 2024 and 2023 was $13.0 million and $12.4 million, respectively, an increase of $0.6 million, or 4.6%, year-over-year. Gross profit margin for the three months ended March 31, 2024 was 84.7% compared to 82.7% for the three months ended March 31, 2023. The year-over-year improvement in gross margin was driven by favorable product mix and our continued execution on yield improvement projects. Increases in cost of sales were driven by increases in sales volume noted above.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2024 was $55.1 million, compared to $52.3 million for the three months ended March 31, 2023, an increase of $2.9 million, or 5.5%, year-over-year. The increase in SG&A was driven by year-over-year increases in commissions due to greater sales volume, as well as a larger proportion of sales through sales agents during the three months ended March 31, 2024.
Research and Development Expense
Our research and development (“R&D”) expense decreased $0.6 million, or 18.5%, to $2.8 million for the three months ended March 31, 2024, compared to $3.5 million for the three months ended March 31, 2023. The decrease was driven primarily by lower headcount and the timing of R&D activities compared to the prior year.

Investigation, Restatement and Related Expense
Investigation, restatement and related expense for the three months ended March 31, 2024 was $0.3 million compared to $3.7 million for the three months ended March 31, 2023. The decrease was related to expenses under our last proceeding entailing material obligations under an indemnification agreement, which substantially ceased in 2023.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended March 31, 2024 and 2023.
Interest Expense, Net
Interest expense, net was $1.7 million for the three months ended March 31, 2024 compared to $1.6 million for the three months ended March 31, 2023, an increase of $0.1 million, or 8.8%, year-over-year. The increase was the result of the loss on extinguishment of debt due to repaying and terminating our Hayfin Loan Agreement during the first quarter of 2024 ($1.4 million), offset by decreases in outstanding debt and lower interest rates under the Citizens Credit Facilities as well as improvement in our treasury management.
Income Tax Provision Expense
The effective tax rates for the Company were 20.6% and (2.7)% for the three months ended March 31, 2024 and March 31, 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was favorably impacted by vestings of restricted stock units. Net operating losses generated for the three months ended March 31, 2023 were offset by a valuation allowance.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the three months ended March 31, 2024 was $6.8 million, compared to cash provided by operating activities from continuing operations of $0.6 million for the three months ended March 31, 2023. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers. These increases were partially offset by year-over-year increases in operating expenses.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2024 was $6.0 million, compared to $0.7 million for the three months ended March 31, 2023. This increase was largely the result of our investment to expand our product portfolio through the TELA and Regenity agreements as described below in “Liquidity and Capital Resources”.
Financing Activities
Net cash used for financing activities during the three months ended March 31, 2024 was $33.5 million. Cash used in financing activities was immaterial during the three months ended March 31, 2023. The increase during the three months ended March 31, 2024 was due to the Company repaying the initial $30.0 million drawing under the Revolving Credit Facility, as described below in “Liquidity and Capital Resources,” deferred financing costs incurred under the Citizens Credit Agreement, and stock repurchases for tax witholdings upon vesting of employee restricted share units.

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
As of March 31, 2024, we had $48.5 million of cash and cash equivalents, total current assets of $138.9 million and total current liabilities of $42.2 million, reflecting a current ratio of 3.3, and we had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Facilities
On January 19, 2024, we entered into a Credit Agreement (the “Citizens Credit Agreement”) with a syndicate of banks comprised of Citizens Bank, N.A. as administrative agent (the “Agent”), and Bank of America, N.A. The Citizens Credit Agreement was designed to simultaneously improve our capital structure, providing the ability to refinance our prior $50 million senior secured term loan under the Hayfin Loan Agreement (as defined below) at lower interest rates and have access to additional borrowing capacity that could be deployed in the future in support of our organic and potential inorganic growth objectives.
The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”), and are guaranteed by certain of the our subsidiaries, and secured by substantially all of the assets of the Company and the guarantors pursuant to a customary security agreement. Subject to the terms of the Citizens Credit Agreement, we have the option to obtain one or more incremental term loan facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times our Consolidated EBITDA as defined therein, each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
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
We are required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility, with the remainder due on the Maturity Date. We must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. We may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. We must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
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
Hayfin Term Loan
In June 2020, we entered into the Hayfin Loan Agreement, pursuant to which Hayfin provided us with a senior secured term loan of $50 million (the “Hayfin Term Loan”). The Hayfin Term Loan was to mature on June 30, 2025. Interest on any borrowings was based on SOFR, plus a fallback provision of 0.15%, subject to a floor of 1.5%, plus a margin of 6.75%.
As noted above, in January 2024, we repaid the Hayfin Term Loan in full and terminated the Hayfin Loan Agreement.
Contractual Obligations
Except as described below, there were no significant changes to our contractual obligations during the three months ended March 31, 2024 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2023 Form 10-K.
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) and a manufacturing and supply agreement (the “Supply Agreement”) with Regenity Biosciences, Inc. (“Regenity”), adding to the Company’s product portfolio a 510(k)-cleared collagen particulate xenograft product (the “Xenograft Product”) indicated for the management of moderately to heavily exudating wounds and to control minor bleeding. Under the terms of the TELA APA, the Company made an initial $5.0 million payment to TELA and will be required to make additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million based on net sales of the Xenograft Product over the next two years.
The Supply Agreement maintains MIMEDX’s exclusive right to sell and market the Xenograft Product in the United States and requires MIMEDX to purchase a minimum amount of the Xenograft Product from Regenity annually through December 31, 2033. Should MIMEDX fail to meet a purchasing minimum in any one period, it has the option (among others) to amend its distribution rights under the Supply Agreement to be non-exclusive.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our 2023 Form 10-K.
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
The interest rate on our Term Loan Facility is determined quarterly based on the 1-month term SOFR. As of March 31, 2024, the interest rate on our Term Loan Facility was 7.9%. A 100 basis point change in SOFR would change our interest expense by $0.2 million on an annualized basis.
During the three months ended March 31, 2024, we incurred an immaterial decrease in incremental interest expense compared to the equivalent period in the prior year resulting from lower interest rates in our new term loan facility during the intervening period.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. The description of the Welker v. MiMedx, et. Al case contained in Note 12, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In March 2024, the Company made annual grants of restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options to its executive officers other than Joe Capper, its Chief Executive Officer. The forms of grant agreements are included as exhibits to this Quarterly Report. The following is a summary of certain of the key provisions of these agreements.

The RSUs granted to our executive officers in March 2024 vest on a “cliff” basis at the end of a three-year period and require the recipient to provide continuous service through the end of such period.

The PSUs granted to our executive officers other than Mr. Capper in March 2024 vest based on and to the extent that stipulated revenue targets for the year ended December 31, 2026 are achieved. Achievement of the performance goals allows for vesting of 50%, 100% and 150% (based on threshold, target or excellence performance) of the PSUs granted. If performance is below threshold, the PSUs do not vest. The PSUs also include a modifier on payments if the Company’s relative total shareholder return (“TSR”) percentile ranking over the three-year performance period is at or below the 50th percentile ranking, in which case vesting is limited to the target level, regardless of actual achievement against the stipulated revenue targets. In addition, vesting may increase if the Company’s relative TSR percentile ranking over the three-year performance period is above the 50th percentile ranking, up to a maximum of 20% if the Company’s relative TSR percentile ranking over the three-year performance period is at the 75th percentile ranking or above. The PSUs require recipients to continue employment with the Company through the vesting date, which will occur upon approval of the results with respect to the established targets by the Company’s Compensation Committee after December 31, 2026, but no later than March 15, 2027. The TSR is calculated as the average trading price of the Company’s common stock during the final 20 trading days of 2026, adjusted for dividends paid on the Company’s common stock, less the average trading price during the final 20 trading days of 2023, and the Company’s relative TSR percentile ranking is as compared to the TSR achieved by the Russell 2000 Index during the same period.

The stock options granted to our executive officers in March 2024 vest ratably annually over a period of four years and require the recipient to provide continuous service through the end of each applicable vesting period.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1#	Form of Restricted Stock Unit Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan.
10.2#	Form of Performance Stock Unit Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan.
10.3#	Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan.
10.4#
Credit Agreement, dated as of January 19, 2024, among MIMEDX GROUP, INC., a Florida corporation, as the Borrower, MIMEDX TISSUE SERVICES LLC, as a Guarantor, MIMEDX PROCESSING SERVICES, LLC, as a Guarantor, MIMEDX SUPPLY LLC, as a Guarantor, BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender and CITIZENS BANK, N.A., as Administrative Agent, the L/C Issuer, the Swingline Lender, and as a Lender.

10.5*
Fourth Amendment to Lease made as of January 26, 2024 between Georgia RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, and MiMedx Group, Inc., dated January 26, 2024 (incorporated by reference to Exhibit 10.2D to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

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

April 30, 2024	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer