Form 10-Q
period 2024-06-30
MIMEDX GROUP, INC.
filed 2024-07-31
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2024

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
Yes ☐ No ☒

There were 146,809,007 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2024.

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
Certain statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus and current business priorities, including broadening of our product portfolio, and our ability to implement these priorities, including as a result of our no longer being able to market certain products in our portfolio;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,037	$82,000
Accounts receivable, net	52,798	53,871
Inventory	25,056	21,021
Prepaid expenses	4,030	5,624
Other current assets	3,097	1,745
Total current assets	154,018	164,261
Property and equipment, net	6,822	6,974
Right of use asset	3,175	2,132
Deferred tax asset, net	33,441	40,777
Goodwill	19,441	19,441
Intangible assets, net	12,047	5,257
Other assets	1,239	205
Total assets	$230,183	$239,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,000	$1,000
Accounts payable	7,603	9,048
Accrued compensation	17,645	22,353
Accrued expenses	9,281	9,361
Current portion of Profit Share Payments	2,196	—
Current liabilities of discontinued operations	217	1,352
Other current liabilities	2,070	2,894
Total current liabilities	40,012	46,008
Long term debt, net	18,249	48,099
Other liabilities	3,882	2,223
Total liabilities	$62,143	$96,330
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 146,749,402 issued and outstanding at June 30, 2024 and 146,227,639 issued and outstanding at December 31, 2023	147	146
Additional paid-in capital	274,685	276,249
Accumulated deficit	(106,792)	(133,678)
Total stockholders' equity	168,040	142,717
Total liabilities and stockholders’ equity	$230,183	$239,047
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$87,207	$81,257	$171,915	$152,933
Cost of sales	14,855	13,583	27,841	26,002
Gross profit	72,352	67,674	144,074	126,931

Operating expenses:
Selling, general and administrative	55,401	51,955	110,530	104,203
Research and development	3,012	3,672	5,852	7,156
Investigation, restatement and related	(9,701)	1,017	(9,390)	4,690
Amortization of intangible assets	190	191	379	380
Impairment of intangible assets	—	—	54	—
Operating income	23,450	10,839	36,649	10,502

Other expense, net
Interest income (expense), net	3	(1,630)	(1,687)	(3,184)
Other expense, net	(237)	(32)	(336)	(32)
Income from continuing operations before income tax provision	23,216	9,177	34,626	7,286
Income tax provision (expense) benefit from continuing operations	(5,595)	74	(7,944)	23
Net income from continuing operations	17,621	9,251	26,682	7,309
Income (loss) from discontinued operations, net of tax	4	(8,051)	204	(11,092)
Net income (loss)	$17,625	$1,200	$26,886	$(3,783)

Net income available to common stockholders from continuing operations	$17,621	$7,523	$26,682	$3,898

Basic net income (loss) per common share:
Continuing operations	0.12	0.07	0.18	0.04
Discontinued operations	0.00	(0.07)	0.00	(0.10)
Basic net income (loss) per common share	$0.12	$(0.00)	$0.18	$(0.06)

Diluted net income (loss) per common share:
Continuing operations	0.12	0.06	0.18	0.04
Discontinued operations	0.00	(0.05)	0.00	(0.10)
Diluted net income (loss) per common share	$0.12	$0.01	$0.18	$(0.06)

Weighted average common shares outstanding - basic	147,326,273	115,866,371	147,033,879	115,136,646
Weighted average common shares outstanding - diluted	148,897,920	146,862,924	149,211,012	115,849,854

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2024	147,528,596	$148	$280,000	—	$—	$(124,417)	$155,731
Share-based compensation expense	—	—	4,091	—	—	—	4,091
Exercise of stock options	36,100	—	244	—	—	—	244
Issuance of restricted stock, net	384,706	—	(351)	—	—	—	(351)
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	—	—	(9,300)
Net income	—	—	—	—	—	17,625	17,625
Balance at June 30, 2024	146,749,402	$147	$274,685	—	$—	$(106,792)	$168,040

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2023	115,380,542	$115	$178,829	334	$(1)	$(196,889)	$(17,946)
Share-based compensation expense	—	—	4,060	—	—	—	4,060
Exercise of stock options	4,334	—	20	—	—	—	20
Issuance of restricted stock	724,249	1	(16)	(4,485)	15	—	—
Restricted stock shares canceled/forfeited	—	—	14	4,151	(14)	—	—
Net income	—	—	—	—	—	1,200	1,200
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
Share-based compensation expense	—	—	8,431	—	—	—	8,431
Employee stock purchase plan	121,783	—	797	—	—	—	797
Issuance of restricted stock, net	1,453,960	2	(2,503)	—	—	—	(2,501)
Exercise of stock options	146,020	—	1,010	—	—	—	1,010
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	—	—	(9,300)
Net Income	—	—	—	—	—	26,886	26,886
Balance at June 30, 2024	146,749,402	$147	$274,685	—	$—	$(106,792)	$168,040

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	8,405	—	—	—	8,405
Employee stock purchase plan	235,419	—	680	—	—	—	680
Issuance of restricted stock	2,163,925	2	(195)	(62,255)	193	—	—
Restricted stock shares canceled/forfeited	—	—	193	62,255	(193)	—	—
Exercise of stock options	4,334	—	20	—	—	—	20
Net loss	—	—	—	—	—	(3,783)	(3,783)
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$26,682	$7,309
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities from continuing operations:
Fair value of shares received in settlement of litigation	(9,300)	—
Share-based compensation	8,431	8,185
Change in deferred income taxes	7,337	—
Loss on extinguishment of debt	1,401	—
Depreciation	1,135	1,401
Amortization of intangible assets	761	380
Non-cash lease expenses	641	658
Bad debt expense	419	289
Other	507	289
Increase (decrease) in cash resulting from changes in:
Accounts receivable	654	(6,170)
Inventory	(3,604)	(3,633)
Prepaid expenses	1,594	3,632
Other assets	(1,464)	226
Accounts payable	(1,078)	263
Accrued compensation	(4,709)	77
Accrued expenses	751	239
Other liabilities	(1,436)	(578)
Net cash flows provided by operating activities from continuing operations	28,722	12,567
Net cash flows used in operating activities from discontinued operations	(930)	(8,840)
Net cash flows provided by operating activities	27,792	3,727

Cash flows from investing activities:
Consideration paid pursuant to TELA APA (Note 12)	(5,366)	—
Purchases of equipment	(1,249)	(932)
Patent application costs	(314)	(93)
Net cash flows used in investing activities	(6,929)	(1,025)

Cash flows from financing activities:
Proceeds from Citizens Revolving Credit Facility	30,000	—
Proceeds from Citizens Term Loan Facility	19,783	—
Prepayment premium on Hayfin term loan	(500)	—
Deferred financing cost	(1,101)	—
Repayment of Hayfin term loan	(50,000)	—
Repayment of Citizens Revolving Credit Facility	(30,000)	—
Principal payments on Citizens Term Loan Facility	(500)	—
Proceeds from exercise of stock options	1,010	20
Stock repurchased for tax withholdings on vesting of restricted stock	(2,501)	—
Principal payments on finance lease	(17)	(20)
Net cash flows used in financing activities	(33,826)	—

Net change in cash	(12,963)	2,702

Cash and cash equivalents, beginning of period	82,000	65,950
Cash and cash equivalents, end of period	$69,037	$68,652
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader focused on helping humans heal. With more than a decade of helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX is dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life. All of the Company’s products sold in the United States are regulated by the United States Food and Drug Administration (“FDA”).
The Company’s product portfolio and product development focuses on Wound and Surgical markets.
The Company’s business is focused primarily on the United States, but the Company also has an emerging commercial presence in several international locations, including Japan.
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2023 Form 10-K.
Reclassifications
Current portion of long term debt of $1.0 million as of December 31, 2023, which was presented in other current liabilities in previously-issued financial statements, has been reclassified to be presented in a separate line item, still within current liabilities, in the June 30, 2024 balance sheet presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimates of fair value and the probable achievement of share-based payments, estimates of returns and allowances, estimate of fair value of Profit Share Payments (as defined below), and valuation of deferred tax assets.

Intangible Assets, Net
Intangible assets are assets which lack physical substance and grant the Company with a legal right or are capable of being separated and sold. Intangible assets acquired outside of a business combination are capitalized based on the cost to acquire the assets, allocated pro rata based on the fair value of the individual assets acquired. Any contingent consideration issued in connection with the acquisition of assets is capitalized at the time at which all contingencies regarding its payment are resolved. The Company amortizes the capitalized cost of finite-lived intangible assets over a period generally reflective of the anticipated contributions to cash flow generation. Amortization of intangible assets is recorded as part of cost of sales or operating expenses in the unaudited condensed consolidated statements of operations depending on the nature of the underlying intangible asset and its use in the Company’s operations.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280)”. The standard improves disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Additionally, ASU 2023-07 extends the disclosure requirements under Accounting Standards Codification (“ASC”) Topic 280 to entities with a single reportable segment. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of June 30, 2024, the Company is evaluating the impact of this standard on its consolidated financial statements.
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
All other ASUs issued and not yet effective as of June 30, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, gross	$56,067	$57,015
Less: allowance for doubtful accounts	(3,269)	(3,144)
Accounts receivable, net	$52,798	$53,871
Activity related to the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at January 1	$3,144	$3,783
Bad debt expense (reversal)	199	(60)
Write-offs	(77)	(122)
Balance at March 31	$3,266	$3,601
Bad debt expense	220	349
Write-offs	(217)	(1,754)
Balance at June 30	$3,269	$2,196

4.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$856	$825
Work in process	9,909	8,521
Finished goods	14,291	11,675
Inventory	$25,056	$21,021
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory and clean room equipment	$15,321	$13,954
Furniture and equipment	1,977	1,989
Leasehold improvements	8,150	8,141
Construction in progress	1,093	1,791
Asset retirement cost	885	938
Finance lease right-of-use asset	189	189
Property and equipment, gross	27,615	27,002
Less: accumulated depreciation and amortization	(20,793)	(20,028)
Property and equipment, net	$6,822	$6,974
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$9,989	$(8,127)	$1,862	$10,039	$(7,818)	$2,221
Licenses	1,000	(79)	921	1,000	(54)	$946
Distribution rights	7,653	(382)	7,271	—	—	—
Total amortized intangible assets	$18,642	$(8,588)	$10,054	$11,039	$(7,872)	$3,167

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	985		985	1,082		1,082
Total intangible assets	$20,635		$12,047	$13,129		$5,257
The Company recognized $0.1 million of impairment of intangible assets during the six months ended June 30, 2024 related to patents which were abandoned.
Expected future amortization of intangible assets as of June 30, 2024, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2024 (excluding the six months ended June 30, 2024)	$1,208
2025	1,883
2026	1,729
2027	1,728
2028	1,726
Thereafter	1,780
Total amortized intangible assets	$10,054
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Commissions to sales agents	$3,068	$4,136
Accrued rebates	1,327	745
Legal and settlement costs	1,483	834
Estimated sales returns	1,043	1,096
Accrued group purchasing organization fees	626	1,338
Accrued travel	858	433
Other	876	779
Accrued expenses	$9,281	$9,361
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024 (the “Closing Date”), the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with certain lenders party thereto, and Citizens Bank, N.A., as administrative agent (the “Agent”). The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”). The Company has the option to obtain one or more incremental Term Loan Facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times the Company’s Consolidated EBITDA (as defined therein), each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
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
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.88% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility on the Closing Date, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants. As of June 30, 2024, the Company is in compliance with all covenants under the Citizens Credit Agreement.
On the Closing Date, the Company borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under the Company’s prior senior secured term loan with Hayfin (the “Hayfin Term Loan”) and to pay related fees, premiums, costs and expenses. The Company recorded a loss on extinguishment of debt of $1.4 million. This amount is reflected as a part of interest expense, net on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024. The composition of the loss on extinguishment of debt was as follows (amounts in thousands):

January 19, 2024
Unamortized deferred financing costs	$781
Unamortized original issue discount	120
Prepayment premium	500
Loss on extinguishment of debt	$1,401
In addition, on February 27, 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of June 30, 2024. Deferred financing costs and original issue discount allocated to the Revolving Credit Facility are amortized straight-line through the expiration of the commitment term. The Revolving Credit Facility is currently subject to a commitment fee of 0.25% per annum of the amount undrawn, which is recognized as interest expense.
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

	January 19, 2024
	Term Loan Facility	Revolving Credit Facility	Total
	Long term debt, net	Other assets
Original issue discount	$224	$839	$1,063
Deferred financing costs	54	202	256
The balances of the Term Loan Facility as of June 30, 2024 and the Hayfin Term Loan as of December 31, 2023 were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,000	$18,500	$1,000	$49,000
Deferred financing costs	—	(47)	—	(781)
Original issue discount	—	(204)	—	(120)
Long term debt, net	$1,000	$18,249	$1,000	$48,099
The Term Loan Facility bears interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR, as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The applicable margin is determined based on the Company’s consolidated total net leverage ratio. The Term Loan Facility carried an interest rate of 7.9% as of June 30, 2024. Interest expense related to the Term Loan Facility and the Hayfin Term Loan included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest	$396	$1,505	1,057	$2,956
Amortization of deferred financing costs	4	108	34	212
Accretion of original issue discount	11	17	24	33
Interest expense	$411	$1,630	$1,115	$3,201
Interest expense related to the Revolving Credit Facility included in Interest income (expense), net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Commitment fee	$47	$78
Amortization of deferred financing costs	16	32
Accretion of original issue discount	42	84
Interest expense	$105	$194
A summary of principal payments due on the Term Loan Facility, by year, from June 30, 2024 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2024 (excluding the six months ended June 30, 2024)	$500
2025	1,000
2026	1,500
2027	1,500
2028	2,000
Thereafter	13,000
Outstanding principal	$19,500

As of June 30, 2024, the fair value of the Term Loan Facility was $19.1 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to June 30, 2024 using this discount rate.
9. Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated using two methods: basic and diluted.
Basic Net Income (Loss) Per Common Share
The following table provides a reconciliation of net income (loss) to net income (loss) available to common stockholders and calculation of basic net income (loss) per common share for each of the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income from continuing operations	$17,621	$9,251	$26,682	$7,309
Income (loss) from discontinued operations, net of tax	4	(8,051)	204	(11,092)
Net income (loss)	17,625	1,200	26,886	(3,783)
Accumulated dividend on previously converted Series B Preferred Stock	—	1,728	—	3,411
Net income available to common stockholders from continuing operations	$17,621	$7,523	$26,682	$3,898
Weighted average common shares outstanding	147,326,273	115,866,371	147,033,879	115,136,646
Basic net income (loss) per common share:
Continuing operations	$0.12	$0.07	$0.18	$0.04
Discontinued operations	0.00	(0.07)	0.00	(0.10)
Basic net income (loss) per common share	$0.12	$0.00	$0.18	$(0.06)
Diluted Net Income (Loss) Per Common Share
The following table sets forth the computation of diluted net income (loss) per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income available to common stockholders from continuing operations	$17,621	$7,523	$26,682	$3,898
Adjustments:
Dividends on Series B Preferred Stock	—	1,728	—	3,411
Less: antidilutive adjustments	—	—	—	(3,411)
Total adjustments	—	1,728	—	—
Numerator
Net income available to common stockholders from continuing operations	17,621	9,251	26,682	3,898
Income (loss) from discontinued operations, net of tax	4	(8,051)	204	(11,092)
Weighted average shares outstanding	147,326,273	115,866,371	147,033,879	115,136,646
Adjustments:
Potential common shares (a)
Series B Preferred Stock	—	29,997,271	—	—
Restricted stock unit awards	1,076,243	943,659	1,635,983	674,215
Outstanding stock options	423,756	5,190	477,572	65
Performance stock unit awards	59,092	16,189	57,335	11,486
Employee stock purchase plan	12,556	—	6,243	2,870
Restricted stock awards	—	34,244	—	24,572
Total adjustments	1,571,647	30,996,553	2,177,133	713,208
Weighted average shares outstanding adjusted for potential common shares	148,897,920	146,862,924	149,211,012	115,849,854
Diluted net income (loss) per common share:
Continuing operations	$0.12	$0.06	$0.18	$0.04
Discontinued operations	0.00	(0.05)	0.00	(0.10)
Diluted net income (loss) per common share	$0.12	$0.01	$0.18	$(0.06)

(a) Weighted average common shares outstanding for the calculation of diluted net income (loss) per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series B Preferred Stock	—	—	—	29,559,946
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 24.1% and (0.8)% for the three months ended June 30, 2024 and 2023, respectively. On a continuing operating basis, the effective tax rates for the Company were 22.9% and (0.3)% for the six months ended June 30, 2024 and 2023.
Effective tax rates for the three and six months ended June 30, 2023 were impacted by a full valuation allowance against its deferred tax assets. During the fourth quarter of 2023, the Company noted that it was no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with its expectations for future taxable income generation, led to a change in the Company’s assessment of the realizability of its deferred tax assets. Consequently, effective tax rates for the three and six months ended June 30, 2024 were not influenced by a valuation allowance.
Restricted stock vestings favorably impacted the effective tax rate for each of the three and six months ended June 30, 2024, partially offset by the executive compensation deduction limitation.
11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$1,853	$2,960
Cash paid for income taxes	1,979	210
Non-cash activities:
Fair value of shares received in settlement of litigation	9,300	—
Minimum Profit Share Payments pursuant to TELA APA	2,731	—
Right of use assets arising from operating lease liabilities	1,820	—
Issuance of shares pursuant to employee stock purchase plan	797	680
Purchases of equipment in accounts payable	—	252

12. Commitments and Contingencies
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. TELA held these rights pursuant to a Manufacturing and Supply Agreement (the “TELA-Regenity Supply Agreement”) between TELA and Regenity Biosciences, Inc. (“Regenity”), which retains all intellectual property rights and regulatory clearances related to the product. Pursuant to the TELA APA, the Company paid $5.0 million of initial consideration to TELA; additionally, the Company paid $0.4 million to acquire TELA’s remaining product inventory, and will be required to make additional payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024.
In connection with the execution of the TELA APA, the Company was able to renegotiate the terms of the TELA-Regenity Supply Agreement, ultimately replacing it with a new Manufacturing and Supply Agreement (the “Supply Agreement”) with Regenity. The Supply Agreement maintains MIMEDX’s exclusive right to sell and market the product in the United States.

The transaction was accounted for as an acquisition of assets, as substantially all the fair value of the acquired assets was concentrated in the acquired exclusive distribution rights. The cost to acquire the assets on the transaction date was $8.1 million, reflecting the $5.0 million of initial consideration, $0.4 million to acquire inventory, and $2.7 million, which represented the fair value of the minimum amount of the Profit Share Payments. These costs were allocated amongst the assets acquired. The Company assigned $7.6 million to the distribution rights acquired and $0.5 million to inventory. The amount ascribed to the distribution rights will be amortized over five years, generally reflective of the period of time over which the distribution rights are anticipated to contribute to cash flow generation.
Any Profit Share Payments exceeding the $3.0 million minimum will be capitalized in the period incurred as a part of the acquired assets and amortized over the remaining life of such assets.
As of June 30, 2024, the fair value for the minimum amount of Profit Share Payments was $2.8 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. Of the minimum Profit Share Payment, $2.2 million is anticipated to be paid within twelve months of that date. The remaining balance is reflected in other liabilities.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of June 30, 2024 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2023 Form 10-K.
The Company has accrued $0.3 million for potential losses related to legal matters as of June 30, 2024. The Company made no payments toward the resolution of legal matters involving the Company during the six months ended June 30, 2024. The Company paid $0.2 million during the six months ended June 30, 2023.
In addition, the Company received 1.2 million shares of its own common stock in the settlement of certain legal matters. The Company accounted for the repayment of shares as a loss recovery, as the repayment related to the recoupment of legal fees previously incurred, but not in excess of the amount originally recorded. The Company recorded $9.3 million, reflecting the fair value of the returned shares on the date of the prevailing agreement, as a reduction to investigation, restatement and related expense on the unaudited condensed consolidated statements of operations, where the legal fees to which this recovery originally related were recorded as they were incurred, for the three and six months ended June 30, 2024.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
Welker v. MiMedx, et. al.
On November 4, 2022, Troy Welker and Min Turner, former optionholders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants, and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants. On motion by the Company, the case was moved to the Fulton County Business Court. The Company and the individual defendants filed answers and motions to dismiss, which were denied on the RICO claims, but granted with respect to the breach of fiduciary duty claims against the individual defendants. The parties have subsequently reached a settlement in principle to resolve all claims.
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

On March 26, 2024, the Company filed an amended complaint against only Petit as the Company previously reached a settlement with Taylor. During the three months ended June 30, 2024, Petit and the Company resolved and settled all legal claims against one another.
AXIOFILL
The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination and has filed suit in the U.S. District Court for the Northern District of Georgia against the FDA on this matter.
13.     Revenue
Net Sales by Site of Service
MIMEDX has three main sites of service for its products (1) Hospital settings and wound care clinics, which are stable reimbursement settings in which products are used for both wound and surgical applications, (2) Private offices, which generally represents doctors and practitioners with independent operations treating wound patients, and (3) Other, which includes federal facilities, international sales, and other sites of service using products for both wound and surgical applications.
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hospital	$47,382	$46,588	$91,139	$88,758
Private Office	26,956	23,750	57,288	45,237
Other	12,869	10,919	23,488	18,938
Total	$87,207	$81,257	$171,915	$152,933
Net Sales by Product Category
MIMEDX has two product categories: (1) Wound, which reflects products typically used in Advanced Wound Care settings, including the treatment of chronic, non-healing wounds, and (2) Surgical, which reflects products principally used in surgical settings, including the closure of acute wounds or to protect and reinforce tissues and/or regions of interest. The Company manages its product portfolio and pipeline, based upon opportunities in each of these settings.
Below is a summary of net sales by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wound	$57,547	$53,318	$114,595	$98,526
Surgical	29,660	27,939	57,320	54,407
Total	$87,207	$81,257	$171,915	$152,933
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or six months ended June 30, 2024 or 2023.
14. Discontinued Operations
Disbanding of Regenerative Medicine Business Unit
In the second quarter of 2023, the Company announced the disbanding of its Regenerative Medicine reportable segment and the suspension of its Knee Osteoarthritis clinical trial program. The announcement reflected the abandonment of the Company’s efforts to pursue a Biological License Application for its micronized dehydrated human amnion chorion membrane product and a major definitive strategic shift in the Company’s focus towards its continuing commercial pipeline as its primary source of value creation.

The Company completed the regulatory obligations associated with the clinical trial during the fourth quarter of 2023, at which time material run-off operations had ceased and Regenerative Medicine met the criteria for presentation as a discontinued operation.
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expense	(4)	(29)	(4)	—
Research and development expense	—	4,825	(200)	7,837
Restructuring expense	—	3,255	—	3,255
Income (loss) from discontinued operations	$4	$(8,051)	$204	$(11,092)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Executive Summary
During the second quarter of 2024, the Company delivered 7.3% growth in net sales year-over-year. Growth in the second quarter was seen in all sites of service and was relatively balanced between Wound & Surgical products. In particular, the Company saw growth of its AMNIOEFFECT® and EPIEFFECT® products, partially offset by commercial challenges associated with competitive behavior in the marketplace, namely the sale of artificially high-priced skin substitute products and the ongoing uncertainty related to Medicare’s reimbursement of these products, based upon recently proposed Local Coverage Determinations (“LCDs”).

Operating and financial highlights during the quarter included:
•Net sales of $87.2 million, reflecting 7.3% growth over the prior year period.
•GAAP net income from continuing operations and net income margin for the second quarter of 2024 of $17.6 million and 20.2%, respectively.
•Announced the appointment of Kim Moller to Chief Commercial Officer.
•Announced Publication Focused on Surgical Applications Using MIMEDX Placental-Based Allografts in Nature – Scientific Reports.
•Commenced randomized controlled trial for EPIEFFECT®.
•Launched HELIOGEN™, a fibrillar collagen matrix and the Company's first xenograft product.

Overview
MIMEDX is a pioneer and leader focused on helping humans heal. With more than a decade of experience helping clinicians manage acute and chronic wounds, MIMEDX has been dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”). We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
This discussion, which presents our results for the three and six months ended June 30, 2024 and 2023, should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$87,207	$81,257	$5,950	7.3%
Cost of sales	14,855	13,583	1,272	9.4%
Gross profit	72,352	67,674	4,678	6.9%
Selling, general and administrative	55,401	51,955	3,446	6.6%
Research and development	3,012	3,672	(660)	(18.0)%
Investigation, restatement and related	(9,701)	1,017	(10,718)	nm
Amortization of intangible assets	190	191	(1)	(0.5)%
Interest income (expense), net	3	(1,630)	1,633	nm
Other expense, net	(237)	(32)	(205)	nm
Income tax provision expense	(5,595)	74	(5,669)	nm
Net income (loss) from continuing operations	17,621	9,251	8,370	90.5%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended June 30, 2024 of $87.2 million, a $6.0 million, or 7.3%, increase compared to the three months ended June 30, 2023, in which we recognized net sales of $81.3 million.
Our sales by product line were as follows (amounts in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Wound	$57,547	$53,318	$4,229	7.9%
Surgical	29,660	27,939	1,721	6.2%
Total	$87,207	$81,257	$5,950	7.3%
Net sales of our Wound product portfolio were $57.5 million for the three months ended June 30, 2024, a $4.2 million or 7.9% increase compared to $53.3 million for the three months ended June 30, 2023. The increase was primarily driven by growing contributions from EPIEFFECT®, partially offset by commercial challenges associated with competitive behavior in the marketplace, namely the sale of artificially high-priced skin substitute products and the ongoing uncertainty related to Medicare’s reimbursement of these products, based upon recently proposed LCDs, as noted above, as well as headwinds relating to turnover of certain of our sales team and customers.
Net sales of our Surgical products totaled $29.7 million for the three months ended June 30, 2024, reflecting growth of $1.7 million, or 6.2% compared to $27.9 million for the three months ended June 30, 2023. The increase was primarily driven by growing contributions from AMNIOEFFECT® and AMNIOFIX®. In addition, Surgical sales for the three months ended June 30, 2023 reflects approximately $1 million of sales of our dental product which we have since discontinued.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2024 and 2023 was $14.9 million and $13.6 million, respectively, an increase of $1.3 million, or 9.4%, year-over-year. Gross profit margin for the three months ended June 30, 2024 was 83.0% compared to 83.3% for the three months ended June 30, 2023. Increases in cost of sales were driven by increases in sales volume as noted above. The year-over-year reduction in gross margin was driven by the amortization of distribution rights stemming from the TELA Asset Purchase Agreement entered into during the first quarter of 2024, as described below. This was partially offset by favorable product mix and our continued execution on yield and scrap improvement projects.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2024 was $55.4 million, compared to $52.0 million for the three months ended June 30, 2023, an increase of $3.4 million, or 6.6%, year-over-year. The increase in SG&A expense was driven by year-over-year increases in compensation related to higher salary and benefit costs from merit raises and promotions, as well as commissions driven by increases in sales volumes and proportionally higher sales through sales agents. Incremental spend from legal and regulatory disputes in the current period also contributed to the increase.
Research and Development Expense
Our research and development (“R&D”) expense decreased $0.7 million, or 18.0%, to $3.0 million for the three months ended June 30, 2024, compared to $3.7 million for the three months ended June 30, 2023. The decrease was driven primarily by lower headcount and the timing of R&D activities compared to the prior year.

Investigation, Restatement and Related (Benefit) Expense
Investigation, restatement and related expense for the three months ended June 30, 2024 was a benefit of $9.7 million compared to expense of $1.0 million for the three months ended June 30, 2023. The benefit resulted from various settlements related to former officers and other related matters.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended June 30, 2024 and 2023.
Interest Income (Expense), Net
Interest income, net was immaterial for the three months ended June 30, 2024 compared to a net interest expense of $1.6 million for the three months ended June 30, 2023, a decrease of $1.6 million year-over-year. The decrease was the result of a reduction in outstanding debt, lower interest rates under the new Citizens Credit Facilities compared to our previous borrowings, and improvements in our treasury management.
Income Tax Provision Expense
The effective tax rates for the Company were 24.1% and (0.8)% for the three months ended June 30, 2024 and June 30, 2023, respectively.
The effective tax rate for the three months ended June 30, 2023 reflected a valuation allowance against all of the Company’s deferred tax assets. During the fourth quarter of 2023, we noted that we were no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with our expectations for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets. Consequently, the effective tax rate for the three months ended June 30, 2024 was not influenced by a valuation allowance against deferred tax assets, which had an unfavorable impact on the effective tax rate.
The effective tax rate for the three months ended June 30, 2024 was favorably impacted by restricted stock vestings, offset by executive compensation deduction limitations.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$171,915	$152,933	$18,982	12.4%
Cost of sales	27,841	26,002	1,839	7.1%
Gross profit	144,074	126,931	17,143	13.5%
Selling, general and administrative	110,530	104,203	6,327	6.1%
Research and development	5,852	7,156	(1,304)	(18.2)%
Investigation, restatement and related	(9,390)	4,690	(14,080)	nm
Amortization of intangible assets	379	380	(1)	(0.3)%
Impairment of intangible assets	54	—	54	nm
Interest expense, net	(1,687)	(3,184)	1,497	(47.0)%
Other expense, net	(336)	(32)	(304)	nm
Income tax provision expense	(7,944)	23	(7,967)	nm
Net income from continuing operations	$26,682	$7,309	$19,373	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the six months ended June 30, 2024 of $171.9 million, a $19.0 million, or 12.4%, increase compared to the six months ended June 30, 2023, for which we recorded net sales of $152.9 million.
Our sales by product were as follows (amounts in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Wound	$114,595	$98,526	$16,069	16.3%
Surgical	57,320	54,407	2,913	5.4%
Total	$171,915	$152,933	$18,982	12.4%
Net sales of our Wound product portfolio were $114.6 million for the six months ended June 30, 2024, a $16.1 million or 16.3% increase compared to $98.5 million for the six months ended June 30, 2023. The increase was primarily driven by contributions from EPIEFFECT®, partially offset by commercial challenges associated with competitive behavior in the marketplace, namely the sale of artificially high-priced skin substitute products and the ongoing uncertainty related to Medicare’s reimbursement of these products, based upon recently proposed LCDs, as noted above, as well as headwinds relating to turnover of certain of our sales team and customers.
Net sales of our Surgical products totaled $57.3 million, reflecting growth of $2.9 million, or 5.4%, compared to the six months ended June 30, 2023. The increase was primarily driven by growing contributions from AMNIOEFFECT® and AMNIOFIX®. In addition, Surgical sales for the six months ended June 30, 2023 reflects approximately $2 million of sales of our dental product which we have since discontinued.

Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2024 was $27.8 million, an increase of $1.8 million, or 7.1%, compared to $26.0 million for the six months ended June 30, 2023. Gross profit margin for the six months ended June 30, 2024 was 83.8% compared to 83.0% for the six months ended June 30, 2023. Increases in cost of sales were driven by increases in sales volume, as noted above. The year-over-year improvement in gross margin was driven by favorable product mix and our continued execution on yield and scrap improvement projects, partially offset by the amortization of distribution rights stemming from the TELA Asset Purchase Agreement entered into during the first quarter of 2024.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the six months ended June 30, 2024 increased $6.3 million, or 6.1%, to $110.5 million, compared to $104.2 million for the six months ended June 30, 2023. The increase in SG&A expenses was driven by year-over-year increases in compensation related to higher salary and benefit costs from merit raises and promotions, as well as commissions driven by increases in sales volumes and proportionally higher sales through sales agents. Incremental spend from legal and regulatory disputes in the current period also contributed to the increase.
Research and Development Expense
Our research and development expenses decreased $1.3 million, or 18.2%, to $5.9 million for the six months ended June 30, 2024, compared to $7.2 million for the six months ended June 30, 2023. This decrease was driven primarily by lower headcount and the timing of R&D activities compared to the prior year.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the six months ended June 30, 2024 was a benefit of $9.4 million compared to expense of $4.7 million for the six months ended June 30, 2023. The benefit resulted from various settlements related to former officers and other related matters.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.4 million for each of the six months ended June 30, 2024 and 2023.
Interest Expense, Net
Interest expense, net was $1.7 million for the six months ended June 30, 2024 compared to $3.2 million for the six months ended June 30, 2023. The decrease was the result of a decrease in outstanding debt, lower interest rates under the Citizens Credit Facilities, and improvements in our treasury management. The decrease was partially offset by a loss on extinguishment of debt due to repaying and terminating our Hayfin Term Loan during the first quarter of 2024 ($1.4 million).
Income Tax Provision Expense
The effective tax rates for the Company were 22.9% and (0.3)% for the six months ended June 30, 2024 and 2023, respectively.
Net operating losses generated for the six months ended June 30, 2023 were offset by a valuation allowance. During the fourth quarter of 2023, we noted that we were no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with our expectations for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets. Consequently, the effective tax rate for the six months ended June 30, 2024 was not influenced by a valuation allowance reflected against deferred tax assets, which had an unfavorable impact on the effective tax rate.
The effective tax rate for the six months ended June 30, 2024 was favorably impacted by vestings of restricted stock units, offset by executive compensation deduction limitations.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the six months ended June 30, 2024 was $27.8 million, compared to cash provided by operating activities from continuing operations of $3.7 million for the six months ended June 30, 2023. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers.

Investing Activities
Net cash used for investing activities during the six months ended June 30, 2024 was $6.9 million, compared to $1.0 million for the six months ended June 30, 2023. This increase was largely the result of our investment to expand our product portfolio through the TELA and Regenity agreements as described below in “Liquidity and Capital Resources”.
Financing Activities
Net cash used for financing activities during the six months ended June 30, 2024 was $33.8 million. Cash used in financing activities was immaterial during the six months ended June 30, 2023. The increase during the six months ended June 30, 2024 was due to the repayment of the initial $30.0 million drawing under the Revolving Credit Facility, as described below in “Liquidity and Capital Resources,” deferred financing costs and other payments made as part of the Debt Refinancing Transactions, as defined below, and stock repurchases for tax witholdings upon vesting of employee stock awards.
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
As of June 30, 2024, we had $69.0 million of cash and cash equivalents, total current assets of $154.0 million and total current liabilities of $40.0 million, reflecting a current ratio of 3.8. We had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
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
The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”), and are guaranteed by certain of our subsidiaries, and secured by substantially all of the assets of the Company and the guarantors pursuant to a customary security agreement. Subject to the terms of the Citizens Credit Agreement, we have the option to obtain one or more incremental term loan facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times our Consolidated EBITDA as defined therein, each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
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
We are required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility at inception, with the remainder due on the Maturity Date. We must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. We may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. We must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
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
Contractual Obligations
Except as described below, there were no significant changes to our contractual obligations during the six months ended June 30, 2024 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2023 Form 10-K.
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) and a manufacturing and supply agreement (the “Supply Agreement”) with Regenity Biosciences, Inc. (“Regenity”), adding to the Company’s product portfolio a 510(k)-cleared collagen particulate xenograft product now marketed as HELIOGEN (“HELIOGEN”) indicated for the management of moderately to heavily exudating wounds and to control minor bleeding. Under the terms of the TELA APA, the Company made an initial $5.0 million payment to TELA and will be required to make additional future payments aggregating between a minimum of $3.0 million and a maximum of $7.0 million, based on net sales of HELIOGEN over the next two years from June 2024.
The Supply Agreement maintains MIMEDX’s exclusive right to sell and market HELIOGEN in the United States and requires MIMEDX to purchase a minimum amount of HELIOGEN from Regenity annually through December 31, 2033. Should MIMEDX fail to meet a purchasing minimum in any one period, it has the option (among others) to amend its distribution rights under the Supply Agreement to be non-exclusive.
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
The interest rate on our Term Loan Facility is determined quarterly based on the 1-month term SOFR. As of June 30, 2024, the interest rate on our Term Loan Facility was 7.9%. A 100 basis point change in SOFR would change our interest expense by $0.2 million on an annualized basis.
During the three and six months ended June 30, 2024, we incurred a decrease in incremental interest expense compared to the equivalent periods in the prior year primarily resulting from decreases in outstanding debt in the current year, but also from lower interest rates on our new term loan facility during the intervening period.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchases (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2024:

	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate dollar value of shares that may yet be purchased under plans or programs
April 1 - April 30, 2024	60,121	$7.18	—	$—
May 1 - May 31, 2024	10,934	7.20	—	—
June 1 - June 30, 2024	—	—	—	—
Total for the quarter	71,055	$7.18	$—	$—
(1) Reflect repurchases of shares by the Company upon vesting of employee restricted stock units in order to satisfy tax withholding obligations.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

July 31, 2024	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer