Form 10-Q
period 2024-09-30
MIMEDX GROUP, INC.
filed 2024-10-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2024

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
Yes ☐ No ☒

There were 146,946,213 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 21, 2024.

Explanatory Note and Important Cautionary Statement Regarding Forward-Looking Statements
As used herein, the terms “MIMEDX,” the “Company,” “we,” “our” and “us” refer to MiMedx Group, Inc., a Florida corporation, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only MiMedx Group, Inc.
Certain statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended. All statements herein relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus and current business priorities, including broadening of our product portfolio, and our ability to implement these priorities, including as a result of our no longer being able to market certain products in our portfolio;
•our expectations regarding costs relating to compliance with regulatory requirements;
•our expectations regarding investigation, restatement and related expense;
•our expectations regarding capital allocation;
•our expectations regarding future growth;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$88,801	$82,000
Accounts receivable, net	54,030	53,871
Inventory	24,249	21,021
Prepaid expenses	2,907	5,624
Other current assets	2,152	1,745
Total current assets	172,139	164,261
Property and equipment, net	6,451	6,974
Right of use asset	2,843	2,132
Deferred tax asset, net	30,636	40,777
Goodwill	19,441	19,441
Intangible assets, net	11,201	5,257
Other assets	1,180	205
Total assets	$243,891	$239,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,000	$1,000
Accounts payable	6,924	9,048
Accrued compensation	20,170	22,353
Accrued expenses	8,396	9,361
Current portion of Profit Share Payments (Note 12)	2,860	—
Current liabilities of discontinued operations	—	1,352
Other current liabilities	2,591	2,894
Total current liabilities	41,941	46,008
Long term debt, net	18,018	48,099
Other liabilities	2,924	2,223
Total liabilities	$62,883	$96,330
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 146,962,812 issued and outstanding at September 30, 2024 and 146,227,639 issued and outstanding at December 31, 2023	147	146
Additional paid-in capital	279,558	276,249
Accumulated deficit	(98,697)	(133,678)
Total stockholders' equity	181,008	142,717
Total liabilities and stockholders’ equity	$243,891	$239,047
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$84,057	$81,712	$255,972	$234,645
Cost of sales	15,322	14,790	43,164	40,792
Gross profit	68,735	66,922	212,808	193,853

Operating expenses:
Selling, general and administrative	53,516	52,571	164,044	156,773
Research and development	2,918	3,075	8,770	10,232
Investigation, restatement and related	649	(38)	(8,741)	4,652
Amortization of intangible assets	192	190	572	570
Impairment of intangible assets	298	—	352	—
Operating income	11,162	11,124	47,811	21,626

Other expense, net
Interest income (expense), net	278	(1,680)	(1,409)	(4,864)
Other expense, net	(21)	(11)	(357)	(42)
Income from continuing operations before income tax provision	11,419	9,433	46,045	16,720
Income tax provision from continuing operations	(3,541)	(591)	(11,485)	(569)
Net income from continuing operations	7,878	8,842	34,560	16,151
Income (loss) from discontinued operations, net of tax	217	(308)	421	(11,400)
Net income	$8,095	$8,534	$34,981	$4,751

Net income available to common stockholders from continuing operations	$7,878	$7,069	$34,560	$10,967

Basic net income per common share:
Continuing operations	0.05	0.06	0.24	0.09
Discontinued operations	0.00	(0.00)	0.00	(0.09)
Basic net income per common share	$0.05	$0.06	$0.24	$0.00

Diluted net income per common share:
Continuing operations	0.05	0.06	0.23	0.09
Discontinued operations	0.00	(0.00)	0.00	(0.09)
Diluted net income per common share	$0.05	$0.06	$0.23	$0.00

Weighted average common shares outstanding - basic	146,958,986	116,298,146	147,008,732	115,528,067
Weighted average common shares outstanding - diluted	148,373,631	149,773,706	148,964,788	116,893,270

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2024	146,749,402	$147	$274,685	—	$—	$(106,792)	$168,040
Share-based compensation expense	—	—	3,810	—	—	—	3,810
Exercise of stock options	61,666	—	387	—	—	—	387
Employee stock purchase plan	123,857	—	785	—	—	—	785
Issuance of restricted stock, net	27,887	—	(109)	—	—	—	(109)
Net income	—	—	—	—	—	8,095	8,095
Balance at September 30, 2024	146,962,812	$147	$279,558	—	$—	$(98,697)	$181,008

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2023	116,109,125	$116	$182,907	—	$—	$(195,689)	$(12,666)
Share-based compensation expense	—	—	4,388	—	—	—	4,388
Exercise of stock options	41,233	—	274	(17,032)	112	—	386
Issuance of restricted stock	—	—	(73)	(11,080)	73	—	—
Restricted stock shares canceled/forfeited	—	—	185	28,112	(185)	—	—
Employee stock purchase plan	209,390	—	688	—	—	—	688
Net income	—	—	—	—	—	8,534	8,534
Balance at September 30, 2023	116,359,748	$116	$188,369	—	$—	$(187,155)	$1,330

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
Share-based compensation expense	—	—	12,240	—	—	—	12,240
Employee stock purchase plan	245,640	—	1,583	—	—	—	1,583
Issuance of restricted stock, net	1,481,847	2	(2,613)	—	—	—	(2,611)
Exercise of stock options	207,686	—	1,398	—	—	—	1,398
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	—	—	(9,300)
Net Income	—	—	—	—	—	34,981	34,981
Balance at September 30, 2024	146,962,812	$147	$279,558	—	$—	$(98,697)	$181,008

	Common Stock Issued		Additional Paid- In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	12,793	—	—	—	12,793
Exercise of stock options	45,567	—	294	(17,032)	112	—	406
Restricted stock shares canceled/forfeited	—	—	378	90,367	(378)	—	—
Employee stock purchase plan	444,809	—	1,368	—	—	—	1,368
Issuance of restricted stock	2,163,925	2	(268)	(73,335)	266	—	—
Net income	—	—	—	—	—	4,751	4,751
Balance at September 30, 2023	116,359,748	$116	188,369	—	$—	$(187,155)	$1,330

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) from continuing operations	$34,560	$16,151
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by operating activities from continuing operations:
Share-based compensation	12,240	12,573
Fair value of shares received in settlement of litigation (Note 12)	(9,300)	—
Change in deferred income taxes	10,142	—
Depreciation	1,715	2,054
Loss on extinguishment of debt	1,401	—
Amortization of intangible assets	1,336	570
Non-cash lease expenses	972	959
Impairment of intangible assets	352	—
Amortization of deferred financing costs	219	373
Bad debt expense	141	737
Other	430	70
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(299)	(6,659)
Inventory	(2,797)	(5,885)
Prepaid expenses	2,717	4,361
Other assets	(521)	1,024
Accounts payable	(2,123)	716
Accrued compensation	(600)	1,932
Accrued expenses	(931)	(2,268)
Other liabilities	(1,307)	(1,041)
Net cash flows provided by operating activities from continuing operations	48,347	25,667
Net cash flows used in operating activities from discontinued operations	(931)	(9,149)
Net cash flows provided by operating activities	47,416	16,518

Cash flows from investing activities:
Consideration paid pursuant to TELA APA (Note 12)	(5,366)	—
Purchases of equipment	(1,420)	(1,560)
Patent application costs	(30)	(114)
Net cash flows used in investing activities	(6,816)	(1,674)

Cash flows from financing activities:
Proceeds from Citizens Revolving Credit Facility	30,000	—
Proceeds from Citizens Term Loan Facility	19,783	—
Prepayment premium on Hayfin term loan	(500)	—
Deferred financing cost	(1,101)	—
Repayment of Hayfin term loan	(50,000)	—
Repayment of Citizens Revolving Credit Facility	(30,000)	—
Principal payments on Citizens Term Loan Facility	(750)	—
Proceeds from exercise of stock options	1,398	406
Stock repurchased for tax withholdings on vesting of restricted stock	(2,611)	—
Principal payments on finance lease	(18)	(36)
Net cash flows (used in) provided by financing activities	(33,799)	370

Net change in cash	6,801	15,214

Cash and cash equivalents, beginning of period	82,000	65,950
Cash and cash equivalents, end of period	$88,801	$81,164
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2023 Form 10-K.
Reclassifications
Current portion of long term debt of $1.0 million as of December 31, 2023, which was presented in other current liabilities in previously-issued financial statements, has been reclassified to be presented in a separate line item, still within current liabilities, in the September 30, 2024 balance sheet presentation.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimates of fair value of and the probable achievement of performance conditions associated with share-based payment awards, estimates of returns and allowances, estimate of fair value of Profit Share Payments (as defined below), and valuation of deferred tax assets.

Intangible Assets, Net
Intangible assets are assets which lack physical substance and (a) grant the Company with a legal right or (b) are capable of being separated and sold. Intangible assets acquired outside of a business combination are capitalized based on the cost to acquire the assets, allocated pro rata based on the fair value of the individual assets acquired. Any contingent consideration issued in connection with the acquisition of assets is capitalized at the time at which all contingencies regarding its payment are resolved. The Company amortizes the capitalized cost of finite-lived intangible assets over a period generally reflective of the anticipated contributions to cash flow generation. Amortization of intangible assets is recorded as part of cost of sales or operating expenses in the unaudited condensed consolidated statements of operations depending on the nature of the underlying intangible asset and its use in the Company’s operations.
Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280)”. The standard improves disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Additionally, ASU 2023-07 extends the disclosure requirements under Accounting Standards Codification (“ASC”) Topic 280 to entities with a single reportable segment. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of September 30, 2024, the Company is evaluating the impact of this standard on its consolidated financial statements.
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
All other ASUs issued and not yet effective as of September 30, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.

3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, gross	$56,797	$57,015
Less: allowance for doubtful accounts	(2,767)	(3,144)
Accounts receivable, net	$54,030	$53,871
Activity related to the Company’s allowance for doubtful accounts for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at July 1	$3,269	$2,196
Bad debt (reversal) expense	(279)	447
Write-offs	(223)	(69)
Balance at September 30	$2,767	$2,574
Activity related to the Company’s allowance for doubtful accounts for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at January 1	$3,144	3,783
Bad debt expense	141	737
Write-offs	(518)	(1,946)
Balance at September 30	$2,767	$2,574
4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$781	$825
Work in process	9,279	8,521
Finished goods	14,189	11,675
Inventory	$24,249	$21,021
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory and clean room equipment	$15,568	$13,954
Furniture and equipment	1,972	1,989
Leasehold improvements	8,199	8,141
Construction in progress	910	1,791
Asset retirement cost	881	938
Finance lease right-of-use asset	189	189
Property and equipment, gross	27,719	27,002
Less: accumulated depreciation and amortization	(21,268)	(20,028)
Property and equipment, net	$6,451	$6,974

6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,207	$(8,307)	$1,900	$10,039	$(7,818)	$2,221
Licenses	1,000	(92)	908	1,000	(54)	$946
Distribution rights	7,659	(765)	6,894	—	—	—
Total amortized intangible assets	$18,866	$(9,164)	$9,702	$11,039	$(7,872)	$3,167

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	491		491	1,082		1,082
Total intangible assets	$20,365		$11,201	$13,129		$5,257
The Company recognized $0.3 million and $0.4 million of impairment of intangible assets during the three and nine months ended September 30, 2024, respectively, related to abandoned patents.
Expected future amortization of intangible assets as of September 30, 2024, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2024 (excluding the nine months ended September 30, 2024)	$577
2025	1,912
2026	1,757
2027	1,757
2028	1,755
Thereafter	1,944
Total amortized intangible assets	$9,702
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Commissions to sales agents	$3,154	$4,136
Accrued rebates	1,806	745
Estimated sales returns	912	1,096
Legal and settlement costs	756	834
Accrued group purchasing organization fees	688	1,338
Accrued travel	587	433
Other	493	779
Accrued expenses	$8,396	$9,361
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
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.88% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility on the Closing Date, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants. As of September 30, 2024, the Company is in compliance with all financial covenants under the Citizens Credit Agreement.
On the Closing Date, the Company borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under the Company’s prior senior secured term loan with Hayfin (the “Hayfin Term Loan”) and to pay related fees, premiums, costs and expenses. The Company recorded a loss on extinguishment of debt of $1.4 million. This amount is reflected as a part of interest expense, net on the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024. The composition of the loss on extinguishment of debt was as follows (amounts in thousands):

January 19, 2024
Unamortized deferred financing costs	$781
Unamortized original issue discount	120
Prepayment premium	500
Loss on extinguishment of debt	$1,401
In addition, on February 27, 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of September 30, 2024. Deferred financing costs and original issue discount allocated to the Revolving Credit Facility are amortized straight-line through the expiration of the commitment term. The Revolving Credit Facility is currently subject to a commitment fee of 0.25% per annum of the amount undrawn, which is recognized as interest expense.
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

	January 19, 2024
	Term Loan Facility	Revolving Credit Facility	Total
	Long term debt, net	Other assets
Original issue discount	$224	$839	$1,063
Deferred financing costs	54	202	256
The balances of the Term Loan Facility as of September 30, 2024 and the Hayfin Term Loan as of December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,000	$18,250	$1,000	$49,000
Deferred financing costs	—	(42)	—	(781)
Original issue discount	—	(190)	—	(120)
Long term debt, net	$1,000	$18,018	$1,000	$48,099
The Term Loan Facility bears interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR, as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The applicable margin is determined based on the Company’s consolidated total net leverage ratio. The Term Loan Facility carried an interest rate of 7.9% as of September 30, 2024. Interest expense related to the Term Loan Facility and the Hayfin Term Loan included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest	$393	$1,554	1,451	$4,498
Amortization of deferred financing costs	5	111	38	323
Accretion of original issue discount	12	17	36	50
Interest expense	$410	$1,682	$1,525	$4,871
Interest expense related to the Revolving Credit Facility included in Interest income (expense), net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Commitment fee	$47	$125
Amortization of deferred financing costs	16	47
Accretion of original issue discount	42	126
Interest expense	$105	$298

A summary of principal payments due on the Term Loan Facility, by year, from September 30, 2024 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2024 (excluding the nine months ended September 30, 2024)	$250
2025	1,000
2026	1,500
2027	1,500
2028	2,000
Thereafter	13,000
Outstanding principal	$19,250

As of September 30, 2024, the fair value of the Term Loan Facility was $19.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to September 30, 2024 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.
Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income (loss) per common share for each of the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income from continuing operations	$7,878	$8,842	$34,560	$16,151
Income (loss) from discontinued operations, net of tax	217	(308)	421	(11,400)
Net income	8,095	8,534	34,981	4,751
Accumulated dividend on previously converted Series B Preferred Stock	—	1,773	—	5,184
Net income available to common stockholders from continuing operations	$7,878	$7,069	$34,560	$10,967
Weighted average common shares outstanding	146,958,986	116,298,146	147,008,732	115,528,067
Basic net income (loss) per common share:
Continuing operations	$0.05	$0.06	$0.24	$0.09
Discontinued operations	0.00	(0.00)	0.00	(0.09)
Basic net income per common share	$0.05	$0.06	$0.24	$0.00

Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available to common stockholders from continuing operations	$7,878	$7,069	$34,560	$10,967
Adjustments:
Dividends on Series B Preferred Stock	—	1,773	—	5,184
Less: antidilutive adjustments	—	—	—	(5,184)
Total adjustments	—	1,773	—	—
Numerator
Net income available to common stockholders from continuing operations	7,878	8,842	34,560	10,967
Income (loss) from discontinued operations, net of tax	217	(308)	421	(11,400)
Weighted average shares outstanding	146,958,986	116,298,146	147,008,732	115,528,067
Adjustments:
Potential common shares (a)
Series B Preferred Stock	—	30,445,997	—	—
Restricted stock unit awards	881,237	1,845,832	1,433,335	1,219,776
Outstanding stock options	394,767	1,131,410	450,168	107,897
Performance stock unit awards	114,050	35,441	57,629	13,425
Employee stock purchase plan	24,591	1,113	14,924	372
Restricted stock awards	—	15,767	—	23,733
Total adjustments	1,414,645	33,475,560	1,956,056	1,365,203
Weighted average shares outstanding adjusted for potential common shares	148,373,631	149,773,706	148,964,788	116,893,270
Diluted net income (loss) per common share:
Continuing operations	$0.05	$0.06	$0.23	$0.09
Discontinued operations	0.00	(0.00)	$0.00	(0.09)
Diluted net income per common share	$0.05	$0.06	$0.23	$0.00
(a) Weighted average common shares outstanding for the calculation of diluted net income per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series B Preferred Stock	—	—	—	29,559,946
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 31.0% and 6.3% for the three months ended September 30, 2024 and 2023, respectively. On a continuing operating basis, the effective tax rates for the Company were 24.9% and 3.4% for the nine months ended September 30, 2024 and 2023, respectively.
Effective tax rates for the three and nine months ended September 30, 2023 were impacted by a full valuation allowance against the Company’s deferred tax assets. During the fourth quarter of 2023, the Company concluded that it was no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with its expectations for future taxable income generation, led to a change in the Company’s assessment of the realizability of its deferred tax assets. Consequently, effective tax rates for the three and nine months ended September 30, 2024 were not influenced by a valuation allowance.

Restricted stock vestings favorably impacted the effective tax rate for each of the three and nine ended September 30, 2024, partially offset by the executive compensation deduction limitation.
11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$2,297	$4,496
Cash paid for income taxes	4,833	210
Non-cash activities:
Fair value of shares received in settlement of litigation	9,300	—
Minimum Profit Share Payments pursuant to TELA APA	2,731	—
Right of use assets arising from operating lease liabilities	1,820	—
Issuance of shares pursuant to employee stock purchase plan	1,583	1,368
Purchases of equipment in accounts payable	—	126

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
As of September 30, 2024, the fair value for the minimum amount of Profit Share Payments was $2.8 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of current portion of Profit Share Payments in the unaudited condensed consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of September 30, 2024 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 16, “Commitments and Contingencies” in the 2023 Form 10-K.
The Company has no accrual for potential losses related to legal matters as of September 30, 2024. The Company made $0.6 million payments toward the resolution of legal matters involving the Company during the nine months ended September 30, 2024. The Company paid $0.2 million toward the resolution of legal matters during the nine months ended September 30, 2023.
In addition, in the quarter ended June 30, 2024, the Company received 1.2 million shares of its own common stock in the settlement of certain legal matters. The Company accounted for the repayment of shares as a loss recovery, as the repayment related to the recoupment of legal fees previously incurred, but not in excess of the amount originally recorded. The Company recorded $9.3 million, reflecting the fair value of the returned shares on the date of the prevailing agreement, as a reduction to investigation, restatement and related expense on the unaudited condensed consolidated statements of operations, where the legal fees to which this recovery originally related were recorded as they were incurred, for the nine months ended September 30, 2024.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
Welker v. MiMedx et. al.
On November 4, 2022, Troy Welker and Min Turner, former option holders of the Company, brought a lawsuit in Fulton County State Court against the Company, former directors Terry Dewberry and Charles Evans, and former officers Parker H. “Pete” Petit, William C. Taylor, and Michael Senken alleging violations of the Georgia Racketeer Influenced and Corrupt Organizations (“RICO”) Act against all defendants, and conspiracy to violate the Georgia RICO Act and breach of fiduciary duty against the individual defendants. In August 2024, the parties reached a settlement and the matter is resolved.

AXIOFILL
The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia against the FDA, the U.S. Department of Health and Human Services, Xavier Becerra, in his official capacity as Secretary of Health and Human Services, and Robert Califf, M.D. in his official capacity as Commissioner of Food and Drugs at FDA alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties have each filed motions for summary judgment in the case; briefing on the motions is expected to be completed by November 7, 2024.

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
Below is a summary of net sales by site of service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hospital	$46,034	$47,350	$137,174	$136,108
Private Office	25,585	22,951	82,874	68,188
Other	12,438	11,411	35,924	30,349
Total	$84,057	$81,712	$255,972	234,645

Net Sales by Product Category
MIMEDX has two product categories: (1) Wound, which reflects products typically used in Advanced Wound Care settings, including the treatment of chronic, non-healing wounds, and (2) Surgical, which reflects products principally used in surgical settings, including the closure of acute wounds or to protect and reinforce tissues and/or regions of interest. The Company manages its product portfolio and pipeline based upon opportunities in each of these settings.
Below is a summary of net sales by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wound	$55,052	$51,156	$169,647	$149,681
Surgical	29,005	30,556	86,325	84,964
Total	$84,057	$81,712	$255,972	$234,645
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or nine months ended September 30, 2024 or 2023.
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
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expense	$(217)	$—	$(221)	$—
Research and development expense	—	100	(200)	7,937
Restructuring expense	—	208	—	3,463
Income (loss) from discontinued operations	$217	$(308)	$421	$(11,400)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Executive Summary
During the third quarter of 2024, the Company delivered 2.9% growth in net sales year-over-year. Growth in the third quarter was seen in private office sites and was relatively balanced between Wound & Surgical products. In particular, the Company saw growth of its EPIEFFECT® and AMNIOEFFECT® products and initial contributions associated with sales of our recently launched HELIOGEN® product, partially offset by commercial challenges associated with recent turnover of certain of our sales team and customers, declines in sales of AXIOFILL® and the conclusion of sales of our dental product during the third quarter 2023.

Operational and financial highlights during the quarter included:
•Net sales of $84.1 million, reflecting 2.9% growth over the prior year period.
•GAAP net income from continuing operations and net income margin for the third quarter of 2024 of $7.9 million and 9.4%, respectively.
•Showcased leading allograft portfolio and latest scientific and clinical evidence at Symposium on Advanced Wound Care (SAWC) Fall.

•Highlighted the publication of a feature article on placental allografts for patients with hard-to-heal, acute and chronic wounds in The New York Times.

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
This discussion, which presents our results for the three and nine months ended September 30, 2024 and 2023, should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$84,057	$81,712	$2,345	2.9%
Cost of sales	15,322	14,790	532	3.6%
Gross profit	68,735	66,922	1,813	2.7%
Selling, general and administrative	53,516	52,571	945	1.8%
Research and development	2,918	3,075	(157)	(5.1)%
Investigation, restatement and related	649	(38)	687	nm
Amortization of intangible assets	192	190	2	1.1%
Impairment of intangible assets	298	—	298	nm
Interest income (expense), net	278	(1,680)	1,958	nm
Other expense, net	(21)	(11)	(10)	90.9%
Income tax provision	(3,541)	(591)	(2,950)	nm
Net income from continuing operations	7,878	8,842	(964)	(10.9)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended September 30, 2024 of $84.1 million, a $2.3 million, or 2.9%, increase compared to the three months ended September 30, 2023, in which we recognized net sales of $81.7 million.
Our sales by product line were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Wound	$55,052	$51,156	$3,896	7.6%
Surgical	29,005	30,556	(1,551)	(5.1)%
Total	$84,057	$81,712	$2,345	2.9%
Net sales of our Wound product portfolio were $55.1 million for the three months ended September 30, 2024, a $3.9 million or 7.6% increase compared to $51.2 million for the three months ended September 30, 2023. The increase was primarily driven by contributions from EPIEFFECT, partially offset by commercial challenges associated with competitive behavior in the marketplace as well as headwinds relating to turnover of certain of our sales team and customers.
Net sales of our Surgical products totaled $29.0 million for the three months ended September 30, 2024, reflecting a decrease of $1.6 million, or 5.1%, compared to $30.6 million for the three months ended September 30, 2023. Sales growth from certain Surgical products, particularly AMNIOEFFECT, as well as initial contributions associated with sales of our recently launched HELIOGEN product, were more than offset by challenges in certain regions where we have recently experienced higher than normal employee turnover and, to a lesser degree, by declines in sales of AXIOFILL during the quarter. In addition, Surgical sales for the three months ended September 30, 2023 includes $1.4 million of sales of our dental product which we have since discontinued.

Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2024 and 2023 was $15.3 million and $14.8 million, respectively, an increase of $0.5 million, or 3.6%, year-over-year. Gross profit margin for the three months ended September 30, 2024 was 81.8% compared to 81.9% for the three months ended September 30, 2023. Increases in cost of sales were driven by increases in sales volume. The year-over-year reduction in gross margin was driven by the amortization of distribution rights stemming from the TELA Asset Purchase Agreement entered into during the first quarter of 2024, as described below. This was partially offset by favorable product mix and our continued execution on yield and scrap improvement projects.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2024 was $53.5 million, compared to $52.6 million for the three months ended September 30, 2023, an increase of $0.9 million, or 1.8%, year-over-year. The increase in SG&A expense was driven by year-over-year increases in compensation related to higher salary and benefit costs from merit raises and promotions, as well as commissions driven by increases in sales volumes and proportionally higher sales through sales agents. Incremental spend from legal and regulatory disputes in the current period also contributed to the increase, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development (“R&D”) expense for the three months ended September 30, 2024 was $2.9 million, compared to $3.1 million for the three months ended September 30, 2023, an decrease of $0.2 million. R&D spend in the quarter was driven, in part, by the randomized controlled trial for EPIEFFECT and ongoing investments in the development of future products in our pipeline.

Investigation, Restatement and Related Expense (Benefit)
Investigation, restatement and related expense for the three months ended September 30, 2024 was an expense of $0.6 million compared to an immaterial benefit for the three months ended September 30, 2023. The increase resulted from a negotiated reductions in legal fees previously incurred under indemnification agreements with certain former members of management during the three months ended September 30, 2023. This was offset by the last material payment towards the resolution of the historical Audit Committee investigation during the three months ended September 30, 2024. We do not expect activity to be material in future periods.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for each of the three months ended September 30, 2024 and 2023.
Impairment of Intangible Assets
Impairment for the three months ended September 30, 2024 was $0.3 million, which relates to abandoned patents.
Interest Income (Expense), Net
Interest income, net was $0.3 million for the three months ended September 30, 2024 compared to a net interest expense of $1.7 million for the three months ended September 30, 2023. The decrease in interest expense was the result of a reduction in outstanding debt, lower interest rates under the new Citizens Credit Facilities compared to our previous borrowings, and improvements in our treasury management.
Income Tax Provision Expense
The effective tax rates for the Company were 31.0% and 6.3% for the three months ended September 30, 2024 and September 30, 2023, respectively.
The effective tax rate for the three months ended September 30, 2023 reflected a valuation allowance against all of the Company’s deferred tax assets. During the fourth quarter of 2023, we concluded that we were no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with our expectations for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets. The effective tax rate for the three months ended September 30, 2024 was not influenced by a valuation allowance against deferred tax assets, which had an unfavorable impact on the effective tax rate.
The effective tax rate for the three months ended September 30, 2024 was favorably impacted by restricted stock vestings, offset by executive compensation deduction limitations.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$255,972	$234,645	$21,327	9.1%
Cost of sales	43,164	40,792	2,372	5.8%
Gross profit	212,808	193,853	18,955	9.8%
Selling, general and administrative	164,044	156,773	7,271	4.6%
Research and development	8,770	10,232	(1,462)	(14.3)%
Investigation, restatement and related	(8,741)	4,652	(13,393)	nm
Amortization of intangible assets	572	570	2	0.4%
Impairment of intangible assets	352	—	352	nm
Interest expense, net	(1,409)	(4,864)	3,455	(71.0)%
Other expense, net	(357)	(42)	(315)	nm
Income tax provision expense	(11,485)	(569)	(10,916)	nm
Net income from continuing operations	$34,560	$16,151	$18,409	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the nine months ended September 30, 2024 of $256.0 million, a $21.3 million, or 9.1%, increase compared to the nine months ended September 30, 2023, for which we recorded net sales of $234.6 million.
Our sales by product were as follows (amounts in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Wound	$169,647	$149,681	$19,966	13.3%
Surgical	86,325	84,964	1,361	1.6%
Total	$255,972	$234,645	$21,327	9.1%
Net sales of our Wound product portfolio were $169.6 million for the nine months ended September 30, 2024, a $20.0 million or 13.3% increase compared to $149.7 million for the nine months ended September 30, 2023. The increase was primarily driven by contributions from EPIEFFECT, which did not have comparative sales for the nine months ended September 30, 2023, partially offset by commercial challenges associated with competitive behavior in the marketplace.
Net sales of our Surgical products totaled $86.3 million, reflecting growth of $1.4 million, or 1.6%, compared to the nine months ended September 30, 2023. The increase was primarily driven by growing volume contributions from AMNIOEFFECT and AMNIOFIX, as well as initial contributions associated with sales of our recently launched HELIOGEN product, partially offset by lower sales of AXIOFILL compared to the prior year period. In addition, Surgical sales for the nine months ended September 30, 2023 reflects approximately $3 million of sales of our dental product which we have since discontinued.
Cost of Sales and Gross Profit Margin
Cost of sales for the nine months ended September 30, 2024 was $43.2 million, an increase of $2.4 million, or 5.8%, compared to $40.8 million for the nine months ended September 30, 2023. Gross profit margin for the nine months ended September 30, 2024 was 83.1% compared to 82.6% for the nine months ended September 30, 2023. Increases in cost of sales were driven by increases in sales volume. The year-over-year improvement in gross margin was driven by favorable product mix and our continued execution on yield and scrap improvement projects, partially offset by the amortization of distribution rights stemming from the TELA Asset Purchase Agreement entered into during the first quarter of 2024.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $7.3 million, or 4.6%, to $164.0 million, compared to $156.8 million for the nine months ended September 30, 2023. The increase in SG&A expenses was driven by year-over-year increases in compensation related to higher salary and benefit costs from merit raises and promotions, as well as commissions driven by increases in sales volumes and proportionally higher sales through sales agents. Incremental spend from legal and regulatory disputes in the current period also contributed to the increase, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development expenses decreased $1.5 million, or 14.3%, to $8.8 million for the nine months ended September 30, 2024, compared to $10.2 million for the nine months ended September 30, 2023. This decrease was driven primarily by lower headcount and the timing of R&D activities compared to the prior year.
Investigation, Restatement and Related Expense
Investigation, restatement and related expenses for the nine months ended September 30, 2024 was a benefit of $8.7 million compared to expense of $4.7 million for the nine months ended September 30, 2023. The benefit resulted from various settlements related to former officers and other related matters as well as negotiated reductions in legal fees previously incurred under indemnification agreements with certain former members of management during the nine months ended September 30, 2023. This was offset by the last material payment towards the resolution of our historical Audit Committee investigation during the nine months ended September 30, 2024. We do not expect activity to be material in future periods .
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.6 million for each of the nine months ended September 30, 2023 and 2023.
Impairment of Intangible Assets
Impairment for the nine months ended September 30, 2024 was $0.4 million, which relates to abandoned patents.
Interest Expense, Net
Interest expense, net was $1.4 million for the nine months ended September 30, 2024 compared to $4.9 million for the nine months ended September 30, 2023. The decrease was the result of a decrease in outstanding debt, lower interest rates under the Citizens Credit Facilities, and improvements in our treasury management. The decrease was partially offset by a loss on extinguishment of debt due to repaying and terminating a previous loan agreement during the first quarter of 2024 ($1.4 million).
Income Tax Provision Expense
The effective tax rates for the Company were 24.9% and 3.4% for the nine months ended September 30, 2024 and 2023, respectively.
During the fourth quarter of 2023, we noted that we were no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with our expectations for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets. Consequently, the effective tax rate for the nine months ended September 30, 2024 was not influenced by a valuation allowance reflected against deferred tax assets, which had an unfavorable impact on the effective tax rate.
The effective tax rate for the nine months ended September 30, 2024 was favorably impacted by vestings of restricted stock units, offset by executive compensation deduction limitations.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2024 was $47.4 million, compared to cash provided by operating activities from continuing operations of $16.5 million for the nine months ended September 30, 2023. The change was primarily the result of year-over-year increases in net sales, which drove increases in collections from customers.
Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2024 was $6.8 million, compared to $1.7 million for the nine months ended September 30, 2023. This increase was largely the result of our investment to expand our product portfolio through the TELA and Regenity agreements, as described below in “Liquidity and Capital Resources.”
Financing Activities
Net cash used for financing activities during the nine months ended September 30, 2024 was $33.8 million. Cash provided by financing activities was $0.4 million during the nine months ended September 30, 2023. The cash used during the nine months ended September 30, 2024 was due to the repayment of the initial $30.0 million drawing under the Revolving Credit Facility, as described below in “Liquidity and Capital Resources,” deferred financing costs and other payments made as part of the Debt Refinancing Transactions, as defined below, and stock repurchases for tax withholdings upon vesting of employee stock awards.
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
As of September 30, 2024, we had $88.8 million of cash and cash equivalents, total current assets of $172.1 million and total current liabilities of $41.9 million, reflecting a current ratio of 4.1. We had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
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
We are required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility at inception, with the remainder due on the Maturity Date. We must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. We may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. We must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants. As of September 30, 2024, the Company is in compliance with all financial covenants under the Credit Facilities.
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
Contractual Obligations
Except as described below, there were no significant changes to our contractual obligations during the nine months ended September 30, 2024 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our 2023 Form 10-K.
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
The interest rate on our Term Loan Facility is determined quarterly based on the 1-month term SOFR. As of September 30, 2024, the interest rate on our Term Loan Facility was 7.9%. A 100 basis point change in SOFR would change our interest expense by $0.2 million on an annualized basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. The description of the Welker v. MiMedx, et. Al case, which was settled in August 2024, contained in Note 12, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchases (as defined in Exchange Act Rule 10b-18) during the three month period ended September 30, 2024:

	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate dollar value of shares that may yet be purchased under plans or programs
July 1 - July 31, 2024	31,380	$7.18	—	$—
August 1 - August 31, 2024	—	—	—	—
September 1 - September 30, 2024	—	—	—	—
Total for the quarter	31,380	$7.18	$—	$—
(1) Reflect repurchases of shares by the Company upon vesting of employee restricted stock units in order to satisfy tax withholding obligations.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

October 30, 2024	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)