Form 10-K
period 2024-12-31
MIMEDX GROUP, INC.
filed 2025-02-26
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) was approximately $803.7 million based upon the last sale price ($6.93) of the shares as reported on The Nasdaq Stock Market LLC on such date.
There were 147,366,056 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 25, 2025.
Documents Incorporated By Reference
Portions of the proxy statement relating to the 2025 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report. Certain statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus and our current business priorities, and our ability to implement these priorities;
•the advantages of our products, development of new products and expansion of our product offering;
•our expectations regarding potential markets for our products, including a growing number of surgical specialties, the size of potential markets and any growth in such markets;
•our expectations regarding expansion in current markets for our products;
•our expectations regarding ongoing regulatory obligations and oversight and the changing nature thereof impacting our products, research and clinical programs, and business;
•our expectations regarding Medicare reimbursement reform involving certain of our products and our ability to secure Medicare reimbursement for additional products in the future;
•our expectations regarding our ability to procure sufficient supplies of human tissue to manufacture and process our existing and future products;
•our expectations regarding costs relating to compliance with regulatory requirements;
•our expectations regarding our systems and their ability to ensure the Company’s compliance with regulations;
•our intention to implement and maintain rigorous quality standards through the Company’s supply chain and to advance the scientific body of evidence substantiating the clinical efficacy of our products;
•our expectations regarding the sufficiency of our insurance;
•our expectations regarding government and other third-party coverage and reimbursement for our products;
•our expectation that we will not pay cash dividends and will use available funds in the development, operation, and expansion of our business, to repay debt, and, to the extent authorized by our Board, repurchase Common Stock;
•our belief that our properties are suitable and adequate to meet the needs of our business;
•our expectations regarding the outcome of pending litigation and investigations;
•our belief in the sufficiency of our intellectual property rights in our technology;
•our expectations regarding future income tax liability;
•our belief that we will be able to meet our operational liquidity needs;
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
•Many of our products depend on the availability of tissue from human donors, and any disruption in supply could adversely affect our business.
•We depend on our senior leadership team and key employees and may not be able to retain or replace these employees or recruit additional qualified personnel.
•Our revenues depend on adequate reimbursement from public and private insurers and health systems and changes to the way in which our products are reimbursed in various sites of service could adversely impact our financial results.
•Our revenue, results of operations and cash flows may suffer upon the loss of a Group Purchasing Organization or Integrated Delivery Network.
•We contract with and are dependent on independent sales agents and distributors.
•Disruption of our processing facilities could adversely affect our business, financial condition and results of operations.
•To be commercially successful, we must educate physicians, where appropriate, how and when our products are proper alternatives to existing treatments and that our products should be used in their procedures.
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
•The products we offer are derived from human and animal tissue and therefore have the potential for disease transmission.
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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations
•The FDA has in the past determined, and may in the future determine, that certain of our products that are, or are derived from, human cells or tissues, do not qualify for regulation solely under Section 361 of the Public Health Service Act (“Section 361”), and may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA pre-market clearance or approval is obtained, which could adversely affect our business, results of operations, and financial condition.

•Obtaining and maintaining the necessary regulatory approvals, including conducting clinical trials, for certain of our products will be expensive and time consuming and may impede our ability to fully exploit our technologies.
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
•Federal, state, and international laws that protect the privacy and security of personal information may increase our costs and limit our ability to collect and use that information and subject us to liability.
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
Risks Related to the Ownership of Our Common Stock
•The restrictive covenants in the Citizens Credit Agreement, and the Company’s obligation to make payments under the Citizens Credit Agreement, limit our operating and financial flexibility.

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
With deep expertise, leading peer-reviewed data and an expansive library of additional scientific and real-world evidence in the field of placental biologics, MIMEDX develops and distributes placental tissue allografts that are manufactured using patent-protected, proprietary processes for multiple sectors of healthcare. Additionally, we began offering animal-derived products, or xenografts, in 2024 and have plans to further expand our product offering to serve our large and growing customer base.

Today, our product offering is comprised of solutions designed to help clinicians treat patients suffering from chronic and other hard-to-heal wounds, primarily in the wound care, burn, and surgical sectors of healthcare. These wounds can be slow to respond or unresponsive to conventional treatments and may benefit from advanced treatments, such as through the use of our products, in order to support the healing process.

Our placental allografts are human tissues that are derived from one person (the donor) and used to process products that treat multiple people (the recipients). The manufacturing of our human derived product offering begins with donated birth tissue, namely the human placental membrane, umbilical cord and the placental disc, which we source through a large donor network developed over multiple years with leading hospitals and clinician groups. In partnership with these facilities, we are able to obtain donated birth tissue from consenting mothers, which then are shipped to our manufacturing facilities in Marietta, Georgia, and undergo a series of testing followed by our proprietary tissue manufacturing workflow, which we refer to as the PURION® process. MIMEDX has supplied over three million allografts, through all shipments, filling direct orders and consignment orders, through December 31, 2024.

In 2024, we obtained the exclusive rights for and launched our first xenograft product and first U.S. Food & Drug Administration (“FDA”) 510(k)-cleared product, HELIOGEN™ Fibrillar Collagen Matrix, a particulate product aimed at addressing complex wounds primarily in the surgical setting. HELIOGEN is manufactured by Regenity Biosciences, a developer and manufacturer of bioresorbable technologies.

We employ Current Good Tissue Practices (“CGTP”) and terminal sterilization to produce our allografts. All of our products sold in the United States are regulated by the FDA, and to the extent we sell our products outside the United States, by other regulatory agencies in such international markets.
We devote significant research and development resources and expertise to the therapeutic potential of human derived, animal derived and synthetic tissues in an effort to grow our product offering, develop innovative products that address a wide range of chronic and acute health conditions affecting large patient populations, and generate best-in-class clinical evidence and data to support the use of our products.
Market Overview
Domestic sales currently account for the vast majority of our revenue today. In the United States, our primary areas of clinical use include applications in surgical settings as well as for the treatment of wounds and burns. Additionally we continue to pursue international expansion, primarily targeting Japan, as discussed below.
Wound

The unmet need for healing solutions is large and growing, with an estimated 1-2% of the population in developed countries and worldwide experiencing a chronic wound sometime in their lives1. In the U.S., the most recently available data indicates that chronic wounds affect 10.5 million Medicare beneficiaries and nearly 2.5% of the total population in the U.S.22 The treatment of chronic wounds with advanced treatments is often referred to as Advanced Wound Care (“AWC”). Chronic wounds are defined and characterized as those that do not progress through the normal process of healing and remain open for an extended period of time, which, depending on the wound, can be from several weeks to a few months. There are numerous underlying causes of these wounds, with this patient population typically sharing some combination of comorbidities, including age, obesity, smoking history, diabetes and underlying heart and vascular diseases. Due to the rising incidence of each of these factors, we expect the AWC market will continue to grow worldwide.
Patients present with chronic wounds in a variety of care settings and these wounds vary in severity and complexity to treat. Our products can be found in many of these sites of service, including the private physician office (e.g., podiatry clinics), wound care centers, hospital inpatient and outpatient settings, nursing homes and federal facilities, such as those operated by the Department of Veterans Affairs (“VA”). The most common types of chronic and hard-to-heal wounds appear in the lower extremities, presenting as diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and pressure ulcers, among others. Taken together, nearly 60% of the chronic wounds in the U.S. are categorized as chronic leg ulcers (which include DFUs and VLUs), with 47% of these wounds treated with Advanced Wound Care dressings such as skin substitutes3. These wounds require intervention and active management by clinicians and are treated in a variety of sites-of-service, with numerous products aimed at achieving healing for the patient. The costs associated with treatment and management of patients with acute and chronic wounds is also high, with some estimates of the Medicare spend associated with such wounds approaching $100 billion annually.
The large and increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. The overall cost of treating chronic wounds is rising sharply, and the annual estimated cost in the United States has recently been estimated to exceed $28 billion4.
Complications from non-healing chronic wounds can ultimately result in significant, life-altering adverse outcomes, such as limb amputation5. Ineffective wound management is linked to numerous poor outcomes for patients, up to and including the potential for amputation of the extremity where the wound is present. Amputation is a catastrophic event for patients, with significant impacts to their quality of life, the lives of their caretakers and the expense burden on the healthcare system. Today, up to one-fifth of diabetic patients who develop a DFU will require some form of amputation. Further, patients who undergo a major lower extremity amputation have an increased five-year mortality rate that is comparable to, and in some cases higher than, patients with many forms of cancer6.
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
The AWC market is comprised of many product types, such as medical devices, advanced dressings, xenografts, synthetically derived grafts, biological products, and Human Cells, Tissues, and Cellular and Tissue - Based Products (“HCT/Ps”), which are used as skin substitutes to treat severe and chronic wounds. Not included in AWC are traditional wound care dressings, such as bandages, gauzes and ointments, which typically are used in the treatment of non-severe or non-chronic wounds.
The prevalence of both acute and chronic wounds has grown not only in the U.S., but also globally. While historically we have focused primarily on the U.S. market, we are in the process of expanding our footprint internationally, most notably in Japan where EPIFIX is the first and currently the only amniotic tissue product approved in the country for wound treatment across a broad range of conditions. We believe our first-mover advantage, favorable reimbursement rate, and strong distribution partner set us up for long-term success in this large and growing market.
1 Chronic Wounds Primer, https://pmc.ncbi.nlm.nih.gov/articles/PMC10352385/
2 Human Wound and Its Burden: Updated 2022 Compendium of Estimates, https://pmc.ncbi.nlm.nih.gov/articles/PMC10615092/
3 GlobalData: 2022 Wound Care Management- Tissue Engineered Skin Subs U.S. Updated May 2022
4 Chronic Wounds: Economic Impact & Costs to Medicare, https://www.woundcarestakeholders.org/news/studies-and-publications/chronic-wounds-economic-impact-costs-to-medicare
5 Five year mortality and direct costs of care for people with diabetic foot complications are comparable to cancer, https://www.ncbi.nlm.nih.gov/pmc/articles/PMC7092527/#CR1
6 Epidemiology and Risk of Amputation in Patients With Diabetes Mellitus and Peripheral Artery Disease, https://www.ahajournals.org/doi/10.1161/ATVBAHA.120.314595

Traditional dressings such as bandages, gauzes and ointments, along with treatment of active infection and debridement, currently represent the “standard of care” for treating chronic wounds such as DFUs and VLUs. If, after four weeks of standard of care therapy, the wound has not responded appropriately or improved, clinical research has shown that advanced therapy such as a skin substitute can be beneficial as part of the patient’s treatment plan. Our EPIFIX, EPICORD® and EPIEFFECT® products can be stored at room temperature for up to five years, in contrast to certain other skin substitutes currently on the market that have performance, storage or handling limitations. In addition, we market multiple sizes of EPIFIX, EPICORD and EPIEFFECT sheets for use as protective barriers, which enables a healthcare provider to select an appropriate size graft based on the size of the wound to reduce product waste. Our EPICORD, EPICORD Expandable and EPIEFFECT product lines also offer an alternative treatment option to address larger, deeper wounds in a cost-effective way at a point earlier in the treatment algorithm.
With broad commercial payor coverage, Medicare coverage under the Local Coverage Determinations (“LCDs”) scheduled for implementation in April 2025, the largest body of Level 1 clinical evidence among placental allograft products and a dedicated sales team calling on each of the major sites-of-service, we expect to continue to expand our presence in the AWC market, driving future growth of our business7.
Surgical
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
In other surgical settings, the use of our products in a wide range of procedures presents a growing number of meaningful opportunities for our business. For example, the use of our tissues in anastomotic procedures has shown a statistically significant reduction in complications arising from leaks. In other procedures, the need to protect sensitive nerves, tissues or other areas may occur. We are working with surgeons in a range of disciplines to build the body of clinical, scientific and health outcomes evidence to support the use of our products broadly. We believe our product offering is ideally suited for applications in a growing number of surgical specialties that we are targeting and expect the utilization of our products to continue to grow over time in this market.
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
Our first priority is to innovate and diversify our product portfolio to maximize growth. Achievement of this priority is measured by our ability to maximize our commercial opportunities in the markets we serve with existing and future products, continue to introduce new products from our organic pipeline, such as the late-2023 launch of EPIEFFECT as well as the 2024 launch of HELIOGEN and accelerate market expansion internationally with a particular focus on continuing to grow our presence in Japan.
Our second priority is to develop and deploy programs to expand our surgical footprint. We believe our ability to further penetrate the surgical setting is significant and will be enabled by our ability to leverage our existing evidence for surgical applications, invest in additional research and data in new indications and to drive market adoption of new surgical products, like our recently launched HELIOGEN offering.
Our third priority is to enhance our customer intimacy, which is a company-wide effort intended to implement programs and introduce offerings in support of lowering customer turnover. To that end, in March 2024 we launched MIMEDX Connect, an
7 Zelen CM, et al. Int Wound J. 2013;10(5):502-507. 2. Zelen CM. J Wound Care. 2013;22(7):347-351. 3. Zelen CM, et al. Wound Medicine. 2014;4:1-4. 4. Zelen CM, et al. Int Wound J. 2014;11(2):122-128. 5. Zelen CM, et al. Int Wound J. 2015;12(6):724-732. 6. Zelen CM, et al. Int Wound J. 2016;13(2):272-282. 7. Tettelbach W,et al. Int Wound J. 2019;16(1):122-130. 8. Serena TE, et al. Wound Repair Regen. 2014;22(6):688-693. 9. Bianchi C, et al. Int Wound J. 2018;15(1):114-122. 10. Bianchi C, et al. Int Wound J. 2019;16(3):761-767

online product ordering and account management portal available to our customers designed to streamline ordering, payment processing and reimbursement submissions,
We believe execution of these strategic priorities can and will differentiate the value of our portfolio, address multiple areas of significant unmet clinical need, and support our continued growth in both new and existing segments of the market. We have focused our priorities on initiatives across our organization that position us to realize our commercial ambitions over the long-term while also generating a profitable, cash flow positive business capable of self-funding our future growth objectives.
Our Product Portfolio & Pipeline
Our product offering is comprised of tissue allografts derived from human placental membrane, umbilical cord and the placental disc. These products were developed and are manufactured using our proprietary processes. We sell our placenta-based allograft products under our own brands. We maintain strict controls on quality at each step of the manufacturing process beginning at the time of procurement. Our Quality Management System is focused on compliance with the American Association of Tissue Banks’ (“AATB”) standards, the FDA’s CGTP regulations, and applicable foreign regulations.
Our Wound products, such as EPIFIX are marketed for external use, such as in Advanced Wound Care applications, while products such as AMNIOEFFECT are positioned for use in Surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstruction, and our AXIOFILL product is positioned for use in the replacement or supplementation of damaged or inadequate integumental tissue. Our product portfolio also includes products for the burn market and others.
In 2024, we launched HELIOGEN, our first xenograft (animal-derived) and our first 510(k) cleared product in our portfolio. HELIOGEN is an advanced bovine collagen matrix containing type I and type III collagen that is intended for the management of moderately to heavily exudating wounds and to control minor bleeding. The product may be used for the management of exudating wounds such as pressure ulcers, venous stasis ulcers, diabetic ulcers, acute wounds, such as trauma and surgical wounds, and partial-thickness burns.
We continue to research new opportunities for additional human and animal derived products in a variety of configurations and sizes, and we have additional offerings in various stages of conceptualization and development.
Placenta Donation Program
In order to obtain the source material for our human birth tissue-based product portfolio, we partner with physicians and hospitals to recover donations of these materials at hospitals around the United States. Through our donor program, a mother who delivers a healthy baby via Caesarean section can donate her placenta and umbilical cord tissue in lieu of having it discarded as medical waste. After consent for donation is obtained, a blood sample from each donor is tested for communicable diseases, and the donor is screened for risk factors to determine eligibility in compliance with federal regulations and AATB standards. We operate a licensed tissue bank that is registered as a tissue establishment with the FDA, and we are an accredited member of the AATB. All donor records and test results are reviewed by our Medical Director and staff prior to the release of the tissue for distribution.
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
The FDA most recently inspected our Marietta, Georgia, and Kennesaw, Georgia, processing facilities in 2023. At the conclusion of the inspections, the agency confirmed that the observations made in connection with its prior inspection in 2019 had all been satisfactorily closed out and/or resolved and there were no observations relating to noncompliance with 21 CFR 1271.
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
Subsequent to the inspections, MIMEDX engaged with the FDA regarding the observations and the appropriate classification of AXIOFILL, including a pre-Request for Designation (“RFD”) and a formal RFD process, which define the regulatory identity or classification of a product as a drug, device, biological product or combination product. While the Company was engaged with FDA through the formal RFD process regarding AXIOFILL, MIMEDX received a Warning Letter on December 21, 2023, relating to the inspections and classification of AXIOFILL.
In March 2024, the FDA issued a determination letter in connection with the RFD process for AXIOFILL, reaffirming its position that the product does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product (“HCT/P”) under Section 361 of the Public Health Service Act (“PHSA”). In response to the RFD determination letter, MIMEDX subsequently filed suit in the U.S. District Court for the Northern District of Georgia and intends to exhaust all legal options available, given the arbitrary and capricious manner in which FDA is regulating like-kind products. These proceedings are ongoing. Notably, while these proceedings are taking place, the Company is permitted to continue marketing AXIOFILL.
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
Patents and Patent Applications
Due to the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of the filing of this Annual Report, in addition to international patents and patent applications, we own 81 U.S. patents related to our amniotic tissue technology and products, and 12 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office. The vast majority of our domestic patents covering our core amniotic tissue technology and products will not begin to expire until August 2027. Globally, the Company has over 200 issued and pending patents, and from time to time seeks to enforce its intellectual property rights.
Marketing and Sales
Our direct sales team includes field sales representatives and field sales management, who call on hospitals, wound care clinics, physician offices, and federal health care facilities such as the VA and Department of Defense (“DoD”) hospitals. Our direct sales force primarily focuses on the Wound and Surgical categories through multiple sites of service. We also maintain a network of independent sales agents that focus on Surgical applications leveraging the complementary products in their portfolios, and provide access to certain customers, as well as sales coverage for areas where we do not have a full-time sales representative.
We also sell our products through distributors. Distributors purchase products from us at wholesale prices and resell products to providers and end users. For example, in Japan, our distribution partner, Gunze Medical, purchases products from us and is responsible for sales to the end users for the approved indications of use and at the prevailing reimbursement rate for the product.
Coverage and Reimbursement
With the exception of government accounts, most purchasers of our products include physicians, hospitals, or ambulatory surgery centers (“ASCs”) that rely on reimbursement by third-party payers. Accordingly, our growth substantially depends on adequate levels of third-party reimbursement for our products from these payers. Third-party payers have historically been sensitive to the cost of products and services and are increasingly seeking to implement cost containment measures to control, restrict access to, or influence the purchase of health care products and services. In the U.S., such payers include U.S. federal healthcare programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs, and workers’ compensation plans. Federal healthcare programs have prescribed coverage criteria and reimbursement rates for medical products, services, and procedures. Similarly, private, third-party payers have their own coverage criteria and negotiate reimbursement amounts for medical products, services, and procedures with providers. In addition, in the U.S., an increasing percentage of insured individuals are receiving their medical care through managed care programs (including managed federal healthcare programs) which monitor and may require pre-approval of the products and services that a member receives. Ultimately, however, each third-party payer determines whether and on what conditions they will provide coverage for our products, and such decisions often include each payer’s assessment of the science and efficacy of the applicable product.
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
For Medicare reimbursement purposes, our EPIFIX, EPICORD and EPIEFFECT allografts are classified as “skin substitutes.” Current reimbursement methodology varies between the hospital outpatient department (“HOPD”) and ASC setting versus the physician office. Currently, within the HOPD and ASC places of service, skin substitutes are reimbursed under a “packaged” or “bundled” methodology that provides a single payment for both the application of the product as well as the product itself. CMS classifies skin substitutes into low cost or high cost groups. Our EPIFIX, EPICORD and EPIEFFECT products are all reimbursed under the high cost bundle in these settings. The national HOPD average packaged (“bundled”) rate for our EPIFIX and EPICORD allograft products was $1,715 in 2021, $1,749.26 in 2022, $1,725 in 2023, and $1,738 in 2024. The national HOPD average packaged (“bundled”) rate for our EPIFIX, EPICORD and EPIEFFECT products in 2025 is $1,829.23. CMS assigns lower national rates to the ASC to reflect a less resource-intensive place of service. Revenue in the ASC setting constitutes less than 1% of the Company’s annual net sales. Medicare payments for most items and services, including EPIFIX and EPICORD sheet products, have been subject to sequestration reductions of approximately 2% periodically from 2013.

Medicare reimbursement in the physician office and associated care settings has been under increased scrutiny over the last couple of years and has led to changes in the manner in which products qualify for coverage and are reimbursed. We expect additional reimbursement changes over the course of 2025 associated with skin substitutes. Beginning in 2022, CMS announced plans to potentially change the reimbursement mechanism for skin substitutes in the physician office setting but has not proposed or enacted any national changes to the rules for these products to date. Over the last several years, a combination of rapidly escalating prices and volumes in the industry has resulted in Medicare spending on skin substitutes to increase dramatically, with annual spending in 2020 of about $500 million to a monthly run-rate of over $1 billion per month by the end of 2024.
In response to this dramatic increase in Medicare spending, the MACs together released a proposed Local Coverage Determination (“LCD”) in April 2024 that was further refined and finalized in November 2024. This policy, which is scheduled to become effective April 13, 2025 includes lists of skin substitute products which would explicitly be eligible for coverage and those which would not, based upon prospective, peer-reviewed randomized, controlled trials (“RCTs”).
The Company’s EPIFIX and EPICORD products are recognized in the document for having sufficient evidence for coverage, with EPIFIX listed as covered for DFUs and VLUs and EPICORD covered for DFUs. EPIEFFECT, the Company’s other primary product for the Wound markets, will not be covered under this policy initially. We are currently enrolling an RCT for EPIEFFECT designed to generate and publish the requisite evidence for coverage in the future.
Private Payers
We have devoted considerable resources to clinical trials to support coverage and reimbursement of our products. An increasing number of private payers reimburse for EPIFIX and EPICORD in the physician office, the HOPD and the ASC settings, and we have complete national commercial coverage for the use of EPIFIX in the treatment of DFUs. Additionally, EPIEFFECT has also started to receive private reimbursement in certain regions of the U.S. and we are focused on continuing to increase the number of covered lives eligible for this product in the future, most notably through the completion of a well designed and powered RCT that we are currently enrolling.
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
We have established and continue to grow a reimbursement support group to provide providers and patients with accurate coverage and reimbursement information regarding our products, and plan to continue investing in clinical data supportive of coverage for our products in additional clinical areas of use.
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
Customer Concentration
For the years ended December 31, 2024, 2023, and 2022, our top ten customers accounted for 20%, 20% and 19%, respectively, of our net sales, and net sales to all U.S. government accounts comprised approximately 1%, 2% and 2%, respectively, of our net sales.
Competition

Due to lower barriers to entry in the Section 361 HCT/P regulated market, competition is intense in the skin substitute market, particularly among human derived products and subject to new entrants and evolving market dynamics. Companies within the industry compete on the basis of price, ease of handling, logistics and efficacy. Another important factor is third-party reimbursement, which is difficult to obtain as it is a time-consuming and expensive process. We believe our success in obtaining third-party reimbursement, our strong position with group purchasing organizations, and the established clinical evidence for our products are competitive advantages.
In February 2020, the AHRQ published a technology assessment analyzing Skin Substitutes for Treating Chronic Wounds. AHRQ conducted a literature search yielding 164 studies and 81 Supplemental Evidence and Data for Systematic Reviews (“SEADs”) submissions. Only 22 RCTs met the inclusion criteria to be reviewed in the AHRQ analysis, and out of the 22 RCTs MIMEDX had six RCTs included in the final brief. Of the 22 studies reviewed, only 12 were assessed as low risk of bias, of which five were MIMEDX RCTs. This important government assessment highlights our commitment to providing unbiased level 1 clinical evidence in advanced wound treatment. This dedication to elevating the standard of care is further underscored by the fact that the AHRQ points out in its assessment that MIMEDX was the only entity to provide two studies out of the 22 evaluated that performed a subgroup analysis of patients with DFUs that received adequate debridement. Both studies reported an increase in wounds healed with adequate debridement.
AWC therapies employ technologies to aid in wound healing in cases where the wound is chronic and healing progress has stalled or stopped. The primary competitive products in the skin substitutes category include, among others, placental-tissue allografts, tissue-engineered living skin equivalents, porcine-, bovine- and fish skin-derived xenografts and collagen matrix products.
Our main publicly-traded competitors in the skin substitute market include Integra LifeSciences Holdings Corporation, Organogenesis, Inc., and Smith & Nephew plc, which sell a variety of AWC products, including skin substitutes and placental tissue allografts. In addition, the overall market is competitive, with a large number of other, oftentimes privately-held competitors that compete regionally and nationally, primarily in the physician office and associated care settings due to the historical Medicare reimbursement and pricing dynamics that resulted in significant growth of Medicare expenditures for skin substitutes.
Government Regulation and Compliance
The products we sell are regulated by the FDA in the United States. The majority of the products currently manufactured and processed by the Company are derived from human tissue. Generally, our products currently sold in the United States are regulated as Human Cells, Tissues, and Cellular and Tissue - Based Products (“HCT/Ps”), and are subject solely to Section 361 of the Public Health Service Act (“Section 361”) and related regulations, which do not require pre-market clearance or approval by the FDA. We do not currently sell in the United States those cellular and tissue-based products considered to be drugs, devices, and/or biological products (“Section 351 HCT/Ps”) subject to licensure under Section 351 of the Public Health Service Act (“Section 351”) and related regulations. Section 351 HCT/Ps are regulated as biological products, and, in order to be lawfully marketed in the United States, require FDA pre-market approval.
Beginning in 2024, we began commercializing a xenograft product, HELIOGEN, which is a 510(k) cleared product manufactured by Regenity Biosciences, a contract manufacturer. As a result, MIMEDX assumes FDA regulatory responsibilities associated with medical device distribution including complaint handling and medical device reporting as well as certain state requirements for medical device distribution.
Tissue Products
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
In March 2024, the FDA issued a determination letter in connection with the RFD process related to AXIOFILL, a human-derived particulate wound dressing. In the letter, FDA reaffirmed its position that AXIOFILL does not meet the regulatory classification requirements under Section 361. In response to the RFD determination letter, the Company has filed suit in the U.S. District Court for the Northern District of Georgia and intends to exhaust all legal options available, given the arbitrary and capricious manner in which FDA is regulating like-kind products. Notably, while these proceedings are taking place, the Company is permitted to continue marketing AXIOFILL.The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that the Company has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, such as issuing an FDA Form 483 notice of inspectional observations; sending a warning letter or untitled letter; issuing an order of retention, destruction, or cessation of marketing; imposing civil money penalties; suspending or delaying issuance of approvals; requiring product recalls; imposing a total or partial shutdown of production; withdrawing approvals or clearances already granted; pursuing product seizures, consent decrees or other injunctive relief; and criminal prosecution through the Department of Justice (“DOJ”).
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
•While manufacturers of human cell and tissue products regulated solely under Section 361 are not subject to the federal Physician Payments Sunshine Act and its implementing regulations (together with the Act, the “Sunshine Act”), manufacturers of 510(k) products are required to comply with the Sunshine Act. For our HELIOGEN product only, this law requires us (with certain exceptions) to report information to CMS related to certain payments or other transfers of value we make to U.S.-licensed physicians and teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. Such information will subsequently be made publicly available by CMS on the Open Payments website. There is a risk we do not report the information related to HELIOGEN accurately and that CMS or another government agency may take the position that our other products are not human cell and tissue products regulated solely under Section 361, and thereby assert that we are currently subject to the Sunshine Act, which could subject us to civil penalties and the administrative burden of having to comply with the law.
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
International Regulation (Japan)
In 2021, MIMEDX received regulatory approval from the Japanese Ministry of Health, Labour and Welfare (“JMHLW”) to market EPIFIX in Japan. Under JMHLW guidelines, EPIFIX is classified as a Class IV Medical Device and “Specified Biological Product” and is approved for the treatment of refractory ulcers, such as DFUs and VLUs that do not respond to conventional therapy. As a condition of the final approval, MIMEDX is conducting post-market surveillance, consisting of a limited study of over 75 participants. The JMHLW has the ultimate responsibility of granting final approval on all Class III and IV Medical Devices and “Specified Biological Products.” All approved products in Japan, including EPIFIX, are regulated by the Pharmaceuticals and Medical Devices Agency (“PMDA”), which acts as the technical arm of the JMHLW. The PMDA serves in a similar function as the FDA in the United States, and is responsible for ensuring the safety, efficacy, and quality of pharmaceuticals and medical devices in Japan. The PMDA provides review and approval of medical devices, QMS/GLP/GCP inspections, and collection and analysis of adverse event reports.
MIMEDX also secured reimbursement approval from JMHLW in September 2022 with an awarded rate of 35,100 Yen/cm2, and subsequently entered into an exclusive distribution agreement with Gunze Medical for sales of EPIFIX in Japan. Insurance coverage for EPIFIX provides doctors and patients in Japan with new treatment options and optimal wound care.
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
Environmental, Social & Governance Matters (“ESG”)
We focus on providing best-in-class solutions for the AWC and surgical markets. Our leading portfolio of placental allografts and xenograft products are used by healthcare professionals to treat patients suffering from both acute and chronic, hard-to-heal wounds. Our mission, vision, and core values guide our commitment to leading the category in research and clinical evidence, helping clinicians elevate the standard of care, and providing a safe and healthy environment for our employees.
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

Environmental Matters
Stewardship is a core value at MIMEDX. We are stewards of a precious, life-protecting and life-giving resource – human birth tissue – which currently represent the biological source material for many of our products. Without our placental donation and recovery program, this material would most likely be discarded as medical waste at the hospital.
Environmental Management
We have worked with a third-party to conduct an environmental, health, and safety gap assessment in order to accurately benchmark our environmental impact. The review looked at several areas including:
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
Greenhouse Gas (GHG) Emissions
MIMEDX has established a baseline of environmental metrics for our business operations as of 2023:
•Scope 1 emissions: 1,025 MT CO2e
•Scope 2 emissions: 3,685 MT CO2e
(MT CO2e = metric tons of carbon dioxide equivalent)
We remain committed to monitoring these insights and minimizing our environmental impact as we continue to grow our business.
Environment, Health, and Safety (EHS)
As a healthcare company, we strive to make a positive impact on our people, our patients, our partners, and our world. A critical part of this commitment is enhancing our EHS initiatives and establishing goals and objectives to track our progress and communicate the results. Our Global EHS Policy can be found on our Sustainability webpage.
Human Capital
As of December 31, 2024, we had 837 full time employees. Generally, we consider our relationships with our employees to be good, and none of our employees are covered by a collective bargaining agreement. We conduct regular surveys of employees to monitor engagement levels and act on feedback received through this process.
Our Diversity and Inclusion

MIMEDX values the diversity of perspective, experience, and background within our Company. We have stated goals to promote diversity, inclusion, and equal opportunity regardless of race, gender, nationality, ethnic origin, religion, age, or sexual orientation. Intimidation or harassment of any kind are not acceptable in our workplace.
Our business requires a workforce with a wide range backgrounds, experiences, skills, and knowledge and a culture that blends this diversity into an effective team. In order for our employees to do their best work, and for us to achieve our mission, everyone at MIMEDX must feel respected, valued, and included. That’s why we remain focused on cultivating a work environment that encourages healthy growth, development, and promotion of all employees while embracing and valuing everyone’s dimensions of diversity.

The table below provides an overview of MIMEDX’s diversity as of December 31, 2024:

Board of Directors	Women and minorities hold over 40% of the seats on our Board, including the Chair of the Board.
Employee Gender Diversity	Female: 57% Male: 43% Women represented 56% of our new hires in 2023.
Employee Ethnic/Racial Diversity
Black or African American: 26%
Hispanic or Latino: 9%
Other Non-White (including American Indian, Alaskan Native, Asian, Native Hawaiian, or Other Pacific Islander): 4%
Two or more races: 3%
White: 57%
Not specified: 1%

Recruiting, Retaining, and Engaging Talent
Talent is our greatest asset and we are dependent on being able to recruit, develop, and retain talent that share our core values. We use tools, such as an interview guide, designed to prevent us from bias in our hiring decisions. We leverage targeted outreach in our hiring process to ensure our postings reach underrepresented groups.
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
Compensation and Benefits
We offer all of our full-time employees a comprehensive benefits package and market competitive compensation programs, including:
•Health coverage, including Medical, Dental, Vision insurance, a wellness incentive program and virtual and text-based healthcare
•Life insurance options (employer paid and supplemental plans)
•Paid Parental and Caregiver leave
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
We depend on our senior leadership team and key employees and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business, results of operations and financial condition.
Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s business plans and our sales team to market our products.
Leadership changes can be inherently difficult to manage and may cause material disruption to our business or management team. Changes in senior management could also lead to an environment that presents additional challenges in recruiting and retaining employees, which could have an adverse effect on our business, results of operations and financial condition.
Recruiting and retaining qualified scientific, clinical, and sales and marketing personnel are critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval for and commercialize our product candidates. Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

Furthermore, to the extent our executive officers or key personnel with access to our proprietary or confidential information are hired by our competitors, they may share such information with our competitors requiring us to initiate litigation to prevent any use of such information by our competitors. For example, in December 2024, MIMEDX filed a lawsuit against Surgenex, LLC in the United States District Court for the District of Arizona. The complaint asserts that several of Surgenex’s placental allograft products infringe the Company’s patents and seeks permanent injunctive relief and monetary damages.

On the other hand, if we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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
As with many manufacturers in the healthcare space, the Company contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”) to establish contracted pricing and terms and conditions for the members of GPOs and IDNs. Approximately 76% of our sales in the year ended December 31, 2024 came from customers that are members of our primary GPOs or IDNs.
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
In 2024, approximately 24% of our sales were through our relationships with independent agents, and we also use a small number of distributors, primarily outside the United States, and may use more in the future. Sales agents act directly on behalf of MIMEDX to arrange sales, while distributors take title to product and may set their own prices.
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
Our business depends upon the continued operation of our processing facilities in Marietta, Georgia and Kennesaw, Georgia, located less than ten miles apart. Risks that could impact our ability to use these facilities include the occurrence of natural and other disasters, the outbreak of pandemics, and the need to comply with the requirements of directives from government agencies, including the FDA. Either of our two processing facilities can serve as a redundant processing facility for most of our products in the event the other facility experiences a disaster event. However, if our processing facilities were to become unavailable, this could have a material adverse effect on our business, financial condition and results of operations during the period of such unavailability.

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

We believe physicians will only use our products if they determine, based on their independent medical judgment and experience, clinical data, and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other treatments. Physicians may be hesitant to change their existing medical treatment practices for the following reasons, among others:

•their lack of experience with advanced therapeutics, such as our placenta-based allografts or xenografts;
•lack of evidence supporting additional patient benefits of advanced therapeutics, such as our placenta-based allografts or xenografts, over conventional methods in certain therapeutic applications;
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

The products we offer are derived from human and animal tissue and therefore have the potential for disease transmission.
The utilization of human tissue creates the potential for transmission of communicable disease, including, without limitation, human immunodeficiency virus, viral hepatitis, syphilis and other viral, fungal or bacterial pathogens. We and our contract manufacturers are required to comply with federal and state regulations intended to prevent communicable disease transmission.
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
We periodically evaluate opportunities to acquire companies or divest divisions, technologies, products, and rights through licenses, distribution agreements, investments, and outright acquisitions to grow our business, although we may not successfully identify or negotiate any such transaction. In connection with one or more of those transactions, we may, subject to the requirements and limitations set forth in our Citizens Credit Agreement (as defined below in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), Liquidity and Capital Resources):

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
•be unable to successfully integrate, operate, maintain, and manage our newly acquired operations;
•divert management’s attention from the existing business;
•acquire unknown liabilities that could subject us to government investigations and/or litigation or other actions that make it impossible to realize the anticipated benefits of the transaction; and
•be unable to secure the services of key employees related to the transaction(s).
Any of these items could adversely affect our revenues, results of operations and financial condition. Business acquisitions also involve the risk of unknown liabilities associated with the acquired business, which could be material. Incurring unknown liabilities or the failure to realize the anticipated benefits of any transaction could adversely affect our business if we are unable to recover our initial investment. Inability to recover our investment, or any write off of such investment, associated goodwill or assets could have an adverse effect on our business, results of operations and financial condition. In addition, if the benefits of any proposed acquisition do not meet the expectations of investors and analysts, our stock price may decline.
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
Risks Related to Regulatory Approval of Our Products and Other Government Regulations
The FDA has in the past determined, and may in the future determine, that certain of our products that are, or are derived from, human cells or tissues, do not qualify for regulation solely under Section 361, and may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA pre-market clearance or approval is obtained, which could adversely affect our business, results of operations, and financial condition.

Many of the products we manufacture and process are derived from human tissue. Amniotic and other birth tissue have in the past generally been regulated as HCT/P and were therefore eligible to be subject to regulation solely under Section 361 (“Section 361 HCT/P”) depending on whether the specific product at issue and the claims made for it were consistent with the applicable criteria. HCT/Ps that do not meet these criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. These HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices or drugs, including pre-market clearance or approval from the FDA. Obtaining FDA pre-market clearance or approval involves significant time and investment by the Company.

In March 2024, the FDA issued a determination letter in connection with the RFD process related to AXIOFILL, a human-derived particulate wound dressing. In the letter, FDA reaffirmed its position that AXIOFILL does not meet the regulatory classification requirements under Section 361. In response to the RFD determination letter, the Company has filed suit in the U.S. District Court for the Northern District of Georgia and intends to exhaust all legal options available, given the arbitrary and capricious manner in which FDA is regulating like-kind products. Notably, while these proceedings are taking place, the Company has been permitted to continue marketing AXIOFILL. Depending on the outcome of this legal proceeding, we may no longer be able to market AXIOFILL. The loss of our ability to market and sell this or any other product in our portfolio would have an adverse impact on our revenues, business, financial condition and results of operations.
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
HELIOGEN, our first xenograft product offering, falls into an FDA classification that requires the submission of a Premarket Notification (510(k)) to the FDA. The 510(k) was obtained and is owned by our contracted manufacturing partner, Regenity Biosciences.

To date, the Company has neither applied for, nor received any 510(k)’s from the FDA, however we have efforts underway to explore our ability to do so with certain of the products in our pipeline. The 510(k) process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S. Obtaining clearances or approvals is time consuming, expensive, and uncertain. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the potential customers for the product. If we are unable to obtain required FDA clearance or approval for a product or are unduly delayed in doing so, or the uses of that product were limited, our business could suffer.

Obtaining and maintaining the necessary regulatory approvals, including conducting clinical trials, for certain of our products or potential products could be expensive and time consuming.
The process of obtaining regulatory clearances or approvals to market a biological product or medical device from the FDA or similar regulatory authorities outside of the U.S. may be costly and time consuming, and such clearances or approvals may not be granted on a timely basis, or at all. The FDA may take the position that some of the products that we currently market require FDA regulatory clearance or approval. Some of the future products and enhancements to our current products that we expect to develop or may acquire and market may require marketing clearance or approval from the FDA. However, clearance or approval may not be granted with respect to any of our products or enhancements and further FDA review may add delays that could adversely affect our ability to market such products or enhancements.

The process of obtaining formal FDA clearance or approval, such as a 510(k), BLA, or equivalent, including clinical trial development and execution as well as manufacturing processes, requires the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The fee for filing such submissions and program fees payable with respect to any establishment that manufactures biologics are substantial. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue this pathway for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues could be adversely affected if we fail to obtain approvals and clearances on a timely basis or at all, or if the FDA limited the indications for use or required other conditions that restrict the commercial application of our products.
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
Finally, we and other manufacturers of skin substitutes are required to provide average sales price (“ASP”) information to CMS on a quarterly basis. The Medicare payment rates are updated quarterly based on this ASP information. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, such manufacturer is subject to civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied, and potential False Claims Act liability. See “We and our sales representatives, whether employees or independent contractors, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause an adverse effect on our business, results of operations and financial condition.”
We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting the use of our products for unapproved, or off-label, uses.
As a general rule, FDA regulations require that the marketing of 361 HCT/Ps only be for appropriate homologous uses, and that the promotion of pre-approved biological products or devices only be for FDA-approved indications. Generally, unless the products are approved by the FDA for alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them as safe or effective for uses other than those specifically approved by the FDA. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food Drug & Cosmetic Act. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, prior marketing materials, arrangements with institutions and doctors, educational and training programs and other activities.
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
We are subject to the AKS as amended by the Patient Protection and Affordable Care Act (the “PPACA”). A conviction for violation of the AKS results in criminal fines and requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exceptions and regulatory safe harbors to the federal AKS that protect certain common industry practices from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. We have entered into consulting agreements, speaker agreements, research agreements and product development agreements with physicians, including some who may order or recommend our products or make decisions to use them. In addition, some of these physicians own our stock, which they purchased in arm’s-length transactions on terms identical to those offered to non-physicians, or received stock awards from us in the past as consideration for services performed by them. While we believe these transactions generally meet the requirements of applicable laws, including the federal AKS and analogous state laws, it is possible that our arrangements with physicians and other providers may be questioned by regulatory or enforcement authorities under such laws, which could lead us to redesign the arrangements and subject us to significant civil or criminal penalties. We have designed our policies and procedures to comply with the federal AKS, FCA, and industry best practices. In addition, we have conducted training sessions on these principles. If, however, regulatory or enforcement authorities were to view these arrangements as non-compliant with applicable laws, there would be risk of government investigations/inquiries or penalties. There is also risk that one or more of our employees or agents will disregard the rules we have established. Because our strategy relies on the involvement of physicians who consult with us on the design of our products, perform clinical research on our behalf or educate other health care professionals about the efficacy and uses of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with physicians who refer or order our products to be in violation of applicable laws. This could harm our reputation and the reputations of the physicians we engage to provide services on our behalf. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally-funded healthcare programs, including Medicare, Medicaid, VA and TRICARE.
The FCA imposes civil liability on any person or entity that knowingly submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity to sue on behalf of the government to recover civil penalties and treble damages as a whistleblower. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of between $13,946 and $27,894 per false claim or statement for penalties assessed after February 12, 2024, with respect to violations occurring after November 2, 2015.
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
There are federal and state laws requiring detailed reporting of manufacturer interactions with and payments to healthcare providers, such as the Sunshine Act. The Sunshine Act requires, among others, “applicable manufacturers” of drugs, devices, biological products, and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to “covered recipients.” The term covered recipients includes U.S.-licensed physicians and teaching hospitals, and, for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. There is the risk that CMS or another government agency may take the position that our products are not human cell and tissue products regulated solely under Section 361, and thereby assert that we are currently subject to the Sunshine Act, which could subject us to civil penalties and the administrative burden of having to comply with the law. Additionally, the Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually to CMS certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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
Notably, the COVID-19 pandemic had a significant impact on the nation’s health sector expenditures, beginning in 2020, primarily driven by increased federal spending, including financial assistance to providers to make up for lost revenue through the Provider Relief Fund, the Paycheck Protection Program, and increased federal public health spending such as spending for vaccine development, COVID testing, and health facility preparedness. As a result, growth in federal government spending on healthcare increased 36% in 2020.
Within our industry, Medicare expenditures on skin substitute products have increased dramatically from 2019, when annual spending on these products administered in private physician offices and associated care settings was approximately $0.5 billion. By 2023, annual expenditures for this class of products totaled over $4 billion, and more recently, spending by Medicare has reached an excess of $1 billion per month in the category. As a result, CMS”) and the MACs have sought ways to implement coverage and payment reform in order to curb the dramatically increasing expenditures in our industry.
CMS could alter the reimbursement dynamics in outpatient care settings through the Physician Fee Schedule (“PFS”), which is published on an annual basis and regulates payments to healthcare providers for services furnished in these settings. In 2022, CMS, through its publication of the PFS proposals for CY 2023, indicated that it was considering a revision of the payment system for skin substitutes. Specifically, CMS proposed to change the terminology of skin substitutes to ‘wound care management products’, and to treat and pay for these products as incident to supplies under the PFS beginning on January 1, 2024. Ultimately, CMS decided to provide interested parties with more opportunities to comment on the specific details of changes in coding and payment mechanisms prior to finalizing any changes. To date, CMS has not altered the existing policies.
In August 2023, three MACs issued updated LCDs entitled: “Skin Substitute Grafts/Cellular and/or Tissue-Based Products for the Treatment of Diabetic Foot Ulcers and Venous Leg Ulcers,” which would regulate our products’ Medicare coverage in the private physician office and associated care settings. Following a comment period and lengthy discussions with industry and clinician stakeholders, these LCDs were ultimately withdrawn ahead of their scheduled effective date. In November 2024, all seven MACs proposed revised LCDs in unison with support from CMS, which took into consideration many of the findings and commentary from the withdrawn 2023 LCDs. These LCDs are scheduled to become effective on April 13, 2025. In the past, LCDs have been delayed or terminated. If these LCDs were to be delayed or terminated, they may not go into effect in April 2025.

Changes to the manner and amounts Medicare reimburses for our products could have an impact on their utilization. We believe that substantial uncertainty remains regarding the specific reform measures and proposed legislation that could impact our industry. Any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services, including our products.
Furthermore, we believe that substantial uncertainty remains regarding the net effect of the PPACA, or its repeal and potential replacement, on our business, including uncertainty over how benefit plans purchased on exchanges will cover our products, how the expansion or contraction of the Medicaid program will affect access to our products, the effect of risk-sharing payment models such as Accountable Care Organizations and other value-based purchasing programs on coverage for our products, and the effect of the general increase or decrease in federal oversight of healthcare payers. The taxes imposed and the expansion in government’s role in the U.S. healthcare industry under the PPACA, if unchanged, may result in decreased revenues, lower reimbursements by payers for our products and reduced medical procedure volumes, all of which could have a material adverse effect on our business, results of operations and financial condition.
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

As of December 2024, the Company had aggregate borrowings outstanding of $19.0 million under its Term Loan Facility, pursuant to its Citizens Credit Agreement (as defined below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). Our outstanding debt may limit our ability to borrow additional funds or may adversely affect the terms on which such additional funds may be available. Additionally, a default under certain other indebtedness constitutes an event of default under the Citizens Credit Agreement. Consequently, the effects of a default under other debt may be amplified by the lenders exercising the remedies available to it in the Citizens Credit Agreement for events of default, including foreclosure on the collateral securing our obligations and the declaration that all amounts outstanding under the Citizens Credit Agreement are immediately due and payable.

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
As of December 31, 2024, EW Healthcare Partners and their affiliates owned approximately 19.3% of our Common Stock (calculated on the basis described in Item 12, “Security Ownership Of Certain Beneficial Owners And Management” below). Also, for as long as EW Healthcare Partners and its affiliates collectively hold at least (i) 10% of the outstanding shares of our Common Stock, EW Healthcare Partners has the right to select two individuals that the Company must include among its nominees to serve on our Board and (ii) 5% (but less than 10%) of the outstanding shares of our outstanding Common Stock, EW Healthcare Partners has the right to select one individual that the Company must include among its nominees to serve on our Board. EW Healthcare Partners designated Martin P. Sutter and William A. Hawkins, III, who continue to serve on our board as directors. The interests of EW Healthcare Partners may conflict with those of our other shareholders, and EW Healthcare Partners may seek to influence, and may be able to influence, us through its director nomination rights and its share ownership.

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
We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third-parties. We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including: maintaining an effective security management program and abiding by information handling and asset management requirements. These processes and response mechanisms are continually assessed for effectiveness, and any new security mechanisms, including several in 2024, are integrated when business needs arise or industry best practices shift.
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
Item 3. Legal Proceedings
The description of the Company’s legal proceedings contained in Note 18, Commitments and Contingencies to our financial statements included in Item 8 is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock trades on The Nasdaq Stock Market under the trading symbol “MDXG.”
Holders
Based upon information supplied from our transfer agent, there were approximately 770 shareholders of record of our Common Stock as of February 25, 2025.
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

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Russell 2000 Index, for the five year period that commenced on December 31, 2019 and ended December 31, 2024, assuming an investment of $100.00 on December 31, 2019.

COMPARISON OF CUMULATIVE TOTAL RETURN
MiMedx Group, Inc.
NASDAQ Composite-Total Return
Russell 2000 Index
$300
$200
$100
$0
2019
2020
2021
2022
2023
2024

ASSUMES $100 INVESTED ON DEC. 31, 2019
ASSUMES DIVIDEND REINVESTMENT; NO DIVIDENDS ISSUED BY MIMEDX
FISCAL YEAR ENDED DEC. 31, 2024

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18 under the Exchange Act) during the three-month period ended December 31, 2024.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate dollar value of shares that may yet be purchased under plans or programs
October 1 - October 31, 2024	13,349	$5.76		$—
November 1 - November 30, 2024	—	—	—	—
December 1 - December 31, 2024	722	9.53	—	—
Total for the quarter	14,071	$5.95	—	$—

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During 2024, we delivered 8.5% growth in net sales, with broad-based contributions by customer type. This growth was driven by a combination of commercial execution and demand for newer products, despite ongoing Medicare reimbursement uncertainty for the private office and associated care settings as well as a higher than normal level of customer and employee turnover in the middle of the year. Operating and financial highlights during the year include:
•Fourth quarter and full year 2024 net sales of $92.9 million and $348.9 million, respectively, reflecting 7.0% and 8.5% growth over the fourth quarter and full year 2023, respectively.
•GAAP net income for the fourth quarter and full year 2024 of $7.4 million and $42.0 million, respectively.
•Announced improved capital structure with new credit facilities that provide substantial interest savings over the Company’s prior indebtedness and access to additional capital in support of the Company’s strategic priorities
•Introduced e-commerce and account management platform, MIMEDX Connect, designed to streamline ordering, payment processing, and reimbursement submissions for our customers,
•Entered into an exclusive agreement providing the Company with rights to commercialize HELIOGEN, a 510(k) cleared, bovine-derived collagen matrix particulate that is indicated for the management of exudating wounds, which launched commercially during the second half of 2024
•Announced publication focused on surgical applications using MIMEDX placental-based allografts in Nature - Scientific Reports. The study adds to the Company’s growing body of evidence and expands the understanding of the regulatory capabilities of its DHACM and LHACM allografts on the fibrotic process
•Highlighted the publication of a feature article on placental allografts for patients with hard-to-heal, acute and chronic wounds, which was published in the New York Times: “Her Face Was Unrecognizable After an Explosion. A Placenta Restored It”
On April 13, 2025, new LCDs are currently scheduled to go into effect which will modify the reimbursement of skin substitutes in physician office settings. Among other changes, many allografts that have been covered will no longer be reimbursed for DFUs and/or VLUs. While EPIFIX and EPICORD continue to be covered under the new LCD, certain of our other products are not currently included. In the past LCDs have been delayed or terminated so there is no guarantee they will go into effect in April 2025
Overview
MIMEDX is a pioneer and leader in placental biologics focused on delivering innovative solutions to patients and the healthcare professionals who treat them. With more than a decade of experience helping clinicians manage acute and chronic wounds, MIMEDX has been dedicated to providing a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the FDA. We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
Our Products
Our product portfolio is divided into two categories (1) Wound Care Products and (2) Surgical and Other Products.
The Wound Care products we manufacture include EPIFIX and EPIEFFECT, which are marketed for external use, such as in Advanced Wound Care applications. Within Surgical and Other, our product offering includes AMNIOFIX and AMNIOEFFECT, which are positioned for use in a variety of applications and surgical settings, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstructions. From time to time, we will also acquire, manufacture and market other products in the wound care, surgical or other products in response to market demands or to maintain our competitive position.

In 2024, we also launched HELIOGEN, a particulate xenograft product aimed at addressing complex wounds primarily in the surgical setting. HELIOGEN is a shelf-stable offering that contains Type I and Type III collagen and mimics the native composition of structural connective tissue, HELIOGEN is manufactured by Regenity Biosciences.

This discussion, which presents our results for the fiscal years ended December 31, 2024 and 2023, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. Also, please refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors, which include detailed discussions of various items impacting our business, results of operations and financial condition. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance.
Our Annual Report for the year ended December 31, 2023 (the “2023 Annual Report”) includes a discussion and analysis of our total company financial condition and results of operations for 2023 compared to 2022 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Components of and Key Factors Influencing Our Results of Continuing Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Net sales
Our net sales are derived from selling to a wide range of customers, including hospitals, wound care centers and private physician offices that have clinicians using our suite of products to aid in the management of patients with chronic or hard-to-heal wounds. These customers choose products like ours based upon a variety of factors, including clinical efficacy, availability, handling characteristics, and reimbursement coverage and payer sources. Net sales are recognized based on the consideration we expect to receive from the sale at the point in time when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier or implantation for consignment arrangements. Net sales consists of the gross selling price of the product, less any discounts, rebates and other customer incentives, fees paid to GPOs, and returns.
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
Selling, general and administrative expense
Selling, general and administrative expense consists of both selling and marketing (“S&M”) and general and administrative (“G&A”) expenses. S&M includes costs to execute our sales strategy, which includes personnel costs pertaining to our sales force and sales support functions, including salaries, commissions and other incentive compensation, commissions to sales agents, customer support, travel expenses, and bad debt expense. G&A expense reflects costs related to functions which support our business, such as legal, finance, human resources, and other such functions, including personnel costs associated with these functions, insurance, and certain professional fees. We expect our S&M expense to fluctuate based on revenue fluctuations, geographic changes, and any changes to the size of our headcount, particularly that of our sales and marketing forces. Certain of these costs scale with sales, but can fluctuate depending on sales mix. For example, we pay sales agents a greater commission than our internal sales force, meaning that we could incur greater commission expenses if a greater proportion of our sales are through sales agents. We expect our G&A expense to fluctuate based on headcount.
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
Investigation, restatement and related (benefit) expense
Investigation, restatement and related expense primarily related to legal fees that were advanced to certain former officers and directors of the Company under certain indemnification agreements and our liability from legal proceedings that were taken against us. These costs ceased during the year ended December 31, 2024 and are not expected to reoccur.
Interest expense, net
We incur interest expense primarily through stated interest on our outstanding term and revolving loans, to the extent that they are outstanding. The interest on our term and revolving loans are currently tied to applicable Secured Overnight Financing Rates (“SOFR”). Increases in SOFR could cause our interest expense to increase. Other activity influencing interest expense relates to the amortization of deferred financing costs and original issue discount associated with credit facilities outstanding. This amount is presented net of interest income, which we generate from our treasury management.
Income Tax Provision
We generate tax liability primarily in the United States and in various states in which we have nexus. Across these jurisdictions, we have net operating losses, research and development tax credit carryforwards, and other deferred tax assets which materially defray our liability. Large fluctuations in our effective tax rate are generally driven by changes in our expectations of the realizability of our deferred tax assets. See “Critical Accounting Estimates” for further details. Our effective tax rate is also impacted by other permanent items, primarily executive compensation limitations and windfall or shortfall on the vesting of stock awards.
Results of Continuing Operations for 2024 Compared to 2023

	Year Ended December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$348,879	$321,477	$27,402	8.5%
Cost of sales	60,073	54,634	5,439	10.0%
Gross profit	288,806	266,843	21,963	8.2%
Selling, general and administrative	225,087	211,124	13,963	6.6%
Research and development	12,341	12,665	(324)	(2.6)%
Investigation, restatement and related	(8,698)	5,176	(13,874)	nm
Amortization of intangible assets	765	762	3	0.4%
Impairment of intangible assets	446	—	446	100.0%
Interest expense, net	(1,006)	(6,457)	5,451	(84.4)%
Other expense, net	(565)	(26)	(539)	nm
Income tax provision benefit (expense)	(15,296)	36,806	(52,102)	nm
Net income (loss) from continuing operations	$41,998	$67,439	$(25,441)	(37.7)%
Net Sales
We recorded net sales for the year ended December 31, 2024 of $348.9 million, an increase of $27.4 million, or 8.5%, over net sales for the year ended December 31, 2023 net sales of $321.5 million.
Our sales by product category were as follows (amounts in thousands):

	Year Ended December 31,		% of net sales		Change
	2024	2023	2024	2023	$	%
Wound	$231,004	$205,660	66%	64%	$25,344	12.3%
Surgical	117,875	115,817	34%	36%	$2,058	1.8%
Net sales	$348,879	$321,477	100%	100%	$27,402	8.5%
Net sales in the Wound category were $231.0 million for the year ended December 31, 2024, a $25.3 million, or 12.3% increase, compared to $205.7 million for the year ended December 31, 2023. The increase was primarily driven by sales of EPIEFFECT, partially offset by commercial challenges associated with competitive behavior in the marketplace as well as headwinds relating to turnover of certain of our sales team and customers.
Net sales in the Surgical category grew by $2.1 million, or 1.8%, to $117.9 million for the year ended December 31, 2024, compared to $115.8 million for the year ended December 31, 2023. The increase reflects growing sales volume contributions from AMNIOEFFECT, partially offset by lower AXIOFILL compared to the prior year due to regulatory headwinds. In addition, Surgical sales for the year ended December 31, 2023 reflects $3.3 million of sales of our dental product which we have since discontinued.
Gross Margin and Cost of Sales
Gross margin in 2024 was 82.8%, compared to 83.0% in 2023. The decrease in margin was driven by the amortization of various intangible assets acquired during 2024. This effect was offset by a favorable product mix and our continued execution on scrap improvement projects, partially offset by throughput pressures.
Cost of sales for the year ended December 31, 2024 was $60.1 million, an increase of $5.4 million, or 10.0%, compared to $54.6 million for the year ended December 31, 2023. The increase in cost of sales was driven by the increase in sales volume and the changes in margins noted above.
Selling, General and Administrative Expense
SG&A expense increased $14.0 million, or 6.6%, to $225.1 million for December 31, 2024, compared to $211.1 million for December 31, 2023. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Selling and marketing	$175,562	$161,833	$13,729	8.5%
General and administrative	49,525	49,291	234	0.5%
Selling, general and administrative	$225,087	$211,124	$13,963	6.6%
Sales and marketing expenses increased $13.7 million, or 8.5%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expense increased $0.2 million, or 0.5%, year-over-year. The increase was driven by general increases in salaries from merit increases, offset by reductions in severance expense and professional services.
Research and Development Expense
Our research and development (“R&D”) expense was $12.3 million for the year ended December 31, 2024, compared to $12.7 million for the year ended December 31, 2023. The decrease in R&D expense related to the timing of our product development activities, which primarily related to EPIEFFECT in 2023.
Investigation, Restatement and Related Expense
Investigation, restatement, and related expenses for the year ended December 31, 2024 was a benefit of $8.7 million, compared to expense of $5.2 million for the year ended December 31, 2023. The benefit was resulted from various settlements related to former officers and other related matters during 2024. This was offset by the last material payment towards the resolution of matters stemming from the findings of our historical Audit Committee investigation during the year ended December 31, 2024. We do not expect activity to be material in future periods.

Amortization of Intangible Assets
Amortization expense related to intangible assets were $0.8 million for each of the years ended December 31, 2024 and 2023.
Impairment of Intangible Assets
Impairment for the year ended December 31, 2024 was $0.4 million, which relates to abandoned patents.
Interest Expense, Net
Interest expense decreased $5.5 million to $1.0 million for the year ended December 31, 2024 from $6.5 million for the year ended December 31, 2023. The decrease was the result of a decrease in outstanding debt and lower rates under the Citizens Credit Facilities after the Debt Refinancing Transactions (as defined below) was completed in January 2024. Improvements in our treasury management further aided the decrease. This decrease was partially offset by a $1.4 million loss on extinguishment of debt due to repaying and terminating a previous loan agreement during the first quarter of 2024.
Income Tax Provision
Our effective tax rates for 2024 and 2023 was 26.7% and (120.2)%, respectively, on income from continuing operations before income tax provision of $57.3 million and $30.6 million for 2024 and 2023, respectively.
Our effective tax rate in 2024 was favorably impacted by vestings of restricted stock, offset by executive compensation deduction limitations.
Our effective tax rate for the year ended December 31, 2023 was significantly impacted by the reversal of a valuation allowance. In the period, the Company noted that it was no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with our expectation for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets.
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
As of December 31, 2024, we had $104.4 million of cash and cash equivalents.
Our net working capital at December 31, 2024 was $146.3 million, an increase of $28.0 million from $118.3 million at December 31, 2023. Our current ratio was 4.2 to 1 and 3.6 to 1 as of as of December 31, 2024 and 2023, respectively. We had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
The Company is currently paying its obligations in the ordinary course of business. We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Annual Report.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. See Item 8, Note 18, Commitments and Contingencies, in the Consolidated Financial Statements for more information regarding our contractual commitments.
Citizens Loan Facilities

On January 19, 2024, we entered into a Credit Agreement (the “Citizens Credit Agreement”) with a syndicate of banks comprised of Citizens Bank, N.A. as administrative agent (the “Agent”), and Bank of America, N.A. The Citizens Credit Agreement was designed to simultaneously improve our capital structure, providing the ability to refinance the $50 million senior secured term loan under the Hayfin Loan Agreement (as defined below) at lower interest rates and have access to additional borrowing capacity that could be deployed in the future in support of our organic and potential inorganic growth objectives.
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
We are required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.875% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility at inception, with the remainder due on the Maturity Date. We must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. We may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at our option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. We must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
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
In February 2024, we repaid the initial $30.0 million drawing under the Revolving Credit Facility. There were no borrowings on the Revolving Credit Facility outstanding as of December 31, 2024.
Discussion of Cash Flows for 2024 Compared to 2023
Operating Activities from Continuing Operations
During the year ended December 31, 2024, net cash provided by operating activities of continuing operations increased $32.2 million to $67.1 million compared to cash provided of $34.9 million for the year ended December 31, 2023. The increase in cash provided by operating activities was primarily as a result of year-over-year increases in net sales, which drove increases in collections from customers.
Investing Activities
During the year ended December 31, 2024, net cash used in investing activities was $9.6 million, a increase of $7.4 million, compared to $2.2 million for the year ended December 31, 2023. The primary reason for the increase was our investments to expand our product portfolio through various acquisitions during 2024. This was offset by a decrease in capital expenditures, year over year.

Financing Activities
During the year ended December 31, 2024, net cash used in financing activities was $34.2 million, an increase of $25.6 million compared to $8.6 million for the year ended December 31, 2023. During 2024, we entered into the Citizens Credit Agreement, as described above. The cash used during 2024 was due to the repayment of the initial $30.0 million drawing under the Revolving Credit Facility, deferred financing costs and other payments made as part of the Debt Refinancing Transactions, as described above. Other activity contributing to the increase included stock repurchases for tax withholdings upon vesting of employee awards of $2.6 million, proceeds from exercise of stock options of $1.4 million, and scheduled payments on our Term Loan Facility under the Citizen’s Credit Agreement of $1.0 million. The increase was offset by the repurchase of our historical Series B Preferred Stock of $9.5 million during 2023.
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
Share-Based Compensation
Description
We measure the fair value of stock options and other stock-based awards granted to employees on the grant date and recognize the assessed fair value as share-based compensation expense, straight-line, over the requisite service period to achieve the award based on the vesting requirements to the extent that the achievement of performance conditions associated with such awards, as applicable, are determined to be “probable.”
Judgments and Uncertainties
Share-based payment arrangements are measured at fair value on the grant date. The fair value of restricted stock units and performance stock units are generally measured at the last trading price on the grant date. Options are measured using an appropriate option pricing model using applicable inputs as of the grant date. In each case, the grant date fair value is adjusted for the presence of any market conditions.
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
Sensitivity of Estimate to Change
As of December 31, 2024, all outstanding performance stock unit awards vest on the basis of stipulated revenue targets in addition to continued employment. Cumulative expense recognized for unvested performance stock unit awards was $5.9 million as of December 31, 2024. This was based on determinations regarding probable resolution or the extent of probable resolution of relevant performance conditions to earn such awards.
If it is subsequently determined that the performance conditions associated with the performance stock unit awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reverse up to this amount of expense in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. As of December 31, 2024, a revision of expense to reflect the maximum hypothetical attainment of all unvested performance stock units would result in a $7.8 million increase to expense. Conversely, a revision of expense to reflect that no shares are probable of vesting would result in a $5.9 million decrease to expense. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate. With the amount of units awarded, any change in the probability has the potential to be material to the financial statements.

Net Sales
Description
We record estimates for returns and allowances as a reduction to net sales based on our expectation for such returns.
Judgments and Uncertainties
We sell our products to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. We recognize revenue as performance obligations are fulfilled, which generally occurs upon the shipment of product to customers for ship and bill sales or upon implantation for consignment sales. We recognize revenue based on consideration we expect to receive from the sale. This consists of the gross selling price of the product, less any discounts, rebates, fees paid to GPOs, and an expectation for sales returns.
We maintain a return policy that allows our customers to return product for any reason within 30 days of sale, and to return product that is damaged or non-conforming, ordered in error, or due to recall at any time.
We derive an expectation for product returns based on historical return patterns and other discrete factors which influence return activity, such as changes in our regulatory environment, product recalls, changes in reimbursement rates, changes in reimbursement eligibility and rules, and other factors also impact return patterns. Determinations involving other factors are based on our estimates for product at customer sites that are eligible for return.
Additions or reversals to our return allowance, as determined necessary, are accounted for prospectively and recorded as a decrease or increase to net sales, respectively. Actual returns are recorded against the recorded accrual.
Sensitivity of Estimate to Change
We have accrued $2.0 million for sales returns as of December 31, 2024. Changes in return patterns or unforeseen changes in regulations or identified product recalls could cause returns significantly in excess of this estimate.
Income Taxes
Description
We have $28.8 million of net deferred tax assets available to us to defray future tax liability, including net operating loss carryforwards, research and development tax credits, and other future deductions and credits. We record a valuation allowance to offset our gross deferred tax asset to the extent that realization is not likely.
Judgments and Uncertainties
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Transactions which result in lower taxable income in the future give rise to deferred tax assets. GAAP requires that the net balance of deferred tax assets reflect the extent of utilization which is ‘more likely than not’. This is accomplished through a valuation allowance recorded against gross deferred tax assets.
We evaluate our ability to recover deferred tax assets based on projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and our recent operating results. Judgment is required to determine whether the totality of this evidence suggests that we can recover our deferred tax assets in the future.
Sensitivity of Estimate to Change
As of December 31, 2024, we had $0.5 million in valuation allowances recorded against our deferred tax assets balance of $28.8 million. The amount and extent of the valuation allowance necessary to reflect the extent of realization of these deferred tax assets being more likely than not may change due to changes in tax law, a revision to our expectation regarding taxable income in the future, taxable income generated in a period in which we had not previously anticipated taxable income, a change in scheduled reversals of deferred tax liabilities, and other changes.
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
Interest Rate Risk
The interest rate on our Term Loan Facility is currently determined quarterly based on the 1-month SOFR. As of December 31, 2024, the interest rate on our Term Loan Facility was 6.7%. A 100-basis point change in SOFR would change interest expense by $0.2 million on an annualized basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Net Sales - Revenue Recognition — Refer to Note 2 in the financial statements

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
•We tested a sample of consignment revenue transactions accrued as of year-end and evaluated whether the transactions were recorded in the correct period.
•We tested a sample of ship and bill revenue transactions close to period end by agreeing the amounts recognized to source documents and evaluating whether the transaction was recorded in the correct period.
•We tested a sample of sale refunds issued after year end by agreeing to documents supporting the authorization for the issuance of the refund and evaluating if the refund was recorded in the correct period.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 26, 2025
We have served as the Company's auditor since 2021.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$104,416	$82,000
Accounts receivable, net	55,828	53,871
Inventory	23,807	21,021
Prepaid expenses	5,018	5,624
Other current assets	2,817	1,745
Total current assets	191,886	164,261
Property and equipment, net	5,944	6,974
Right of use assets	5,606	2,132
Deferred tax assets	28,306	40,777
Goodwill	19,441	19,441
Intangible assets, net	11,626	5,257
Other assets	1,106	205
Total assets	$263,915	$239,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,000	$1,000
Accounts payable	7,409	9,048
Accrued compensation	23,667	22,353
Accrued expenses	9,012	9,361
Current portion of Profit Share Payments	1,421	—
Current liabilities of discontinued operations	—	1,352
Other current liabilities	3,086	2,894
Total current liabilities	45,595	46,008
Long term debt, net	17,830	48,099
Other liabilities	7,383	2,223
Total liabilities	$70,808	$96,330
Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock; $.001 par value; 250,000,000 shares authorized, 146,932,032 issued and outstanding at December 31, 2024 and 146,227,639 issued and outstanding at December 31, 2023	147	146
Additional paid-in capital	284,219	276,249
Accumulated deficit	(91,259)	(133,678)
Total stockholders’ equity	193,107	142,717
Total liabilities and stockholders’ equity	$263,915	$239,047
 See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$348,879	$321,477	$267,841
Cost of sales	60,073	54,634	48,316
Gross profit	288,806	266,843	219,525

Operating expenses:
Selling, general and administrative	225,087	211,124	208,673
Research and development	12,341	12,665	12,701
Investigation, restatement and related	(8,698)	5,176	12,177
Amortization of intangible assets	765	762	701
Impairment of intangible assets	446	—	—
Operating income (loss)	58,865	37,116	(14,727)

Other expense, net
Interest expense, net	(1,006)	(6,457)	(5,016)
Other expense, net	(565)	(26)	(4)
Income (loss) from continuing operations before income tax provision	57,294	30,633	(19,747)
Income tax provision (expense) benefit from continuing operations	(15,296)	36,806	(206)
Net income (loss) from continuing operations	41,998	67,439	(19,953)
Income (loss) from discontinued operations, net of tax	421	(9,211)	(10,244)
Net income (loss)	$42,419	$58,228	$(30,197)
Net income (loss) available to common stockholders from continuing operations	$41,998	$55,796	$(26,533)

Basic net income (loss) per common share:
Continuing operations	$0.29	$0.48	$(0.24)
Discontinued operations	0.00	(0.08)	(0.09)
Basic net income (loss) per common share:	$0.29	$0.40	$(0.33)

Diluted net income (loss) per common share:
Continuing operations	$0.28	$0.43	$(0.24)
Discontinued operations	0.00	(0.06)	(0.09)
Diluted net income (loss) per common share:	$0.28	$0.37	$(0.33)

Weighted average common shares outstanding - basic	146,979,354	116,495,810	112,909,266
Weighted average common shares outstanding - diluted	149,049,197	145,962,462	112,909,266
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) from continuing operations	$41,998	$67,439	$(19,953)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows provided by (used in) operating activities of continuing operations:
Share-based compensation	16,933	16,959	11,328
Deferred income tax provision	12,472	(37,802)	—
Shares received in settlement of litigation	(9,300)	—	—
Amortization of intangible assets	3,762	762	701
Depreciation	2,279	2,665	3,345
Loss on extinguishment of debt	1,401	—	—
Non-cash lease expenses	1,310	1,268	1,259
Credit loss expense	595	1,449	2,820
Other	1,112	613	542
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,552)	(12,237)	(5,937)
Inventory	(2,357)	(7,838)	(1,794)
Prepaid expenses	606	(283)	(1,371)
Other assets	(958)	1,535	(333)
Accounts payable	(1,410)	783	839
Accrued compensation	2,896	1,829	(1,859)
Accrued expenses	(789)	(1,708)	2,366
Other liabilities	(870)	(497)	75
Net cash flows provided by (used in) operating activities of continuing operations	67,128	34,937	(7,972)
Net cash flows used in operating activities of discontinued operations	(930)	(8,162)	(9,921)
Net cash flows provided by (used in) operating activities	66,198	26,775	(17,893)

Cash flows from investing activities:
Purchases of equipment	(1,683)	(1,987)	(1,514)
Cash paid for acquisitions	(7,862)	—	—
Other	(38)	(168)	(1,146)
Net cash flows used in investing activities	(9,583)	(2,155)	(2,660)

Cash flows from financing activities:
Proceeds from Citizens Revolving Credit Facility	30,000	—	—
Proceeds from Citizens Term Loan Facility	19,783	—	—
Prepayment premium on Hayfin term loan	(500)	—	—
Deferred financing cost	(1,101)	—	—
Repayment of Hayfin term loan	(50,000)	—	—
Repayment of Citizens Revolving Credit Facility	(30,000)	—	—
Principal payments on Citizens Term Loan Facility	(1,000)	—	—
Proceeds from exercise of stock options	1,397	997	651
Stock repurchased for tax withholdings on vesting of restricted stock	(2,641)	—	(1,190)
Repurchase of Series B Preferred Shares	—	(9,515)	—
Other	(137)	(52)	(41)
Net cash flows used in financing activities	(34,199)	(8,570)	(580)

Net change in cash	22,416	16,050	(21,133)

Cash and cash equivalents, beginning of period	82,000	65,950	87,083
Cash and cash equivalents, end of period	$104,416	$82,000	$65,950
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2021	112,703,926	$113	$165,695	778,710	$(4,017)	$(161,709)	$82
Share-based compensation expense	—	—	12,666	—	—	—	12,666
Exercise of stock options	160,762	—	(618)	(151,239)	1,269	—	651
Issuance of restricted stock	840,759	1	(3,969)	(882,251)	3,968	—	—
Restricted stock shares canceled/forfeited	—	—	30	5,338	(30)	—	—
Shares repurchased for tax withholding	—	—	—	249,442	(1,190)	—	(1,190)
Net loss	—	—	—	—	—	(30,197)	(30,197)
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	17,178	—	—	—	17,178
Employee stock purchase plan	444,809	—	1,367	—	—	—	1,367
Issuance of restricted stock	2,185,604	2	(268)	(73,335)	266	—	—
Restricted stock shares canceled/forfeited	—	—	378	90,367	(378)	—	—
Exercise of stock options	130,129	—	885	(17,032)	112	—	997
Repurchase of Series B Preferred Stock	—	—	(4,935)	—	—	—	(4,935)
Conversion of Series B Preferred Stock	29,761,650	30	87,840	—	—	—	87,870
Net income	—	—	—	—	—	58,228	58,228
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
Share-based compensation expense	—	—	16,933	—	—	—	16,933
Employee stock purchase plan	245,640	—	1,582	—	—	—	1,582
Issuance of restricted stock, net	1,451,067	2	(2,643)	—	—	—	(2,641)
Exercise of stock options	207,686	—	1,397	—	—	—	1,397
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	—	—	(9,300)
Net income	—	—	—	—	—	42,419	42,419
Balance at December 31, 2024	146,932,032	$147	$284,219	—	$—	$(91,259)	$193,107
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
Reclassifications
Current portion of long term debt of $1.0 million as of December 31, 2023, which was presented in other current liabilities in previously-issued financial statements, has been reclassified to be presented in a separate line item, still within current liabilities, in these consolidated financial statements to conform to current year presentation.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates of useful lives of property and equipment and intangible assets, impairment of property and equipment, goodwill and intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimate of fair value of and the probable achievement of performance conditions associated with share-based payment awards, estimates of returns and allowances, estimate of fair value of Profit Share Payments (as defined below), and valuation of deferred tax assets.
Segment Reporting
The application of GAAP requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for which separate financial information is available regarding resource allocation and assessing performance. The Company has concluded that its Chief Executive Officer (“CEO”) is its CODM. The Company reassesses the existence of operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed. The Company assessed that the CODM assesses performance and resources as one reportable segment. Refer to Note 13, Segment Information, for further discussion.
Cash and Cash Equivalents
Cash and cash equivalents include cash held at various banks. The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and money market mutual funds to be cash equivalents.

Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with U.S.-based financial institutions. The U.S. Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits up to $250,000 for substantially all depository accounts. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of approximately $103.7 million and $81.3 million, respectively, in excess of the insured amounts in three depository institutions.
Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.
Accounts receivable is presented net of the Company’s allowance for doubtful accounts. The allowance for credit losses is calculated based on the Company’s current expectations for credit losses, which is generally informed by historical trends. The Company’s policy to reserve for potential bad debts based on the age of the individual receivable and the character of the customer, as well as customer-specific qualitative factors, such as bankruptcy proceedings. The Company manages credit risk by routinely performing credit checks on customers prior to sales. Individual receivables are written-off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.
Inventory
Inventory is valued at the lower of cost or net realizable value. Costs of inventory sold are recognized using the first–in, first-out (“FIFO”) method. Inventory is tracked through raw material, work-in-process, and finished goods stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Historical yields and normal capacities are utilized in the calculation of production overhead rates. Inventory is written down to the lower of cost or net realizable value to reflect slow-moving inventory as well as inventory no longer needed due to diminished demand or regulatory action.
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
Intangible Assets, Net
Intangible assets are assets which lack physical substance and (a) grant the Company with a legal right or (b) are capable of being separated and sold. Intangible assets acquired outside of a business combination are capitalized based on the cost to acquire the assets, allocated pro rata based on the fair value of the individual assets acquired. Any contingent consideration issued in connection with the acquisition of assets is capitalized at the time at which all contingencies regarding its payment are resolved. The Company amortizes the capitalized cost of finite-lived intangible assets over a period generally reflective of the anticipated contributions to cash flow generation. Amortization of intangible assets is recorded as part of cost of sales or operating expenses in the consolidated statements of operations depending on the nature of the underlying intangible asset and its use in the Company’s operations.

Impairment of Long-lived Assets
The Company evaluates the recoverability of its long-lived assets (property, equipment, right of use, and intangible assets with finite lives) whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than their carrying amounts. When a situation arises which results in a conclusion that it is more likely than not that an asset is not recoverable, the Company estimates cash flows expected to be derived from the continuing use and eventual disposition of the asset. If the sum of those undiscounted cash flows does not exceed the net book value of the asset, the Company estimates the fair value of the asset. Impairment loss is recorded to the extent that the net book value exceeds the fair value of the asset.
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
Impairment loss is recorded to the extent the carrying value of a reporting unit exceeds the fair value. No impairment loss is recognized if the fair value of the reporting unit exceeds the carrying value.
Patent Costs
The Company incurs certain legal and related costs in connection with patent applications. The Company capitalizes such costs to be amortized over the expected life of the patent to the extent that an economic benefit is anticipated from the resulting patent or an alternative future use is available to the Company. The Company capitalized $0.0 million, $0.2 million, and $0.2 million of patent costs for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Modifications to existing leases are recognized on the modification date. In such cases, the lease liability is remeasured based on the estimated present value of lease payments from the modification date. The difference between the lease liability immediately before and immediately after lease modification is reflected as an equal and offsetting adjustment to the associated ROU asset.
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
Treasury Stock
Except for shares retired by the Company upon repurchase, shares repurchased by the Company are recorded as treasury stock at the cost to acquire such shares. Subsequent issuances of shares held in treasury are assumed to be released on a FIFO basis. During 2024, all shares repurchased were retired.
Contingencies
The Company is or has been subject to various patent challenges, product liability claims, government investigations, former employee matters, and other legal proceedings. See Note 18, Commitments and Contingencies, for discussion of material matters. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses or investigation, restatement and related expenses in the consolidated statements of operations, depending on the nature of the matter. The Company records an accrual for resolution costs and other contingencies in the consolidated financial statements when the Company determines that a loss is both probable and reasonably estimable. Subsequent revisions to the Company’s accrual are made as new information emerges and are accounted for prospectively. The Company discloses all ongoing legal matters for which a loss is reasonably possible, regardless of whether an estimate can be reasonably determined.
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
Cost of Sales
Cost of sales includes all costs directly related to bringing the Company’s products to their final selling destination. Amounts include direct and indirect costs to manufacture products including raw materials, personnel costs and direct overhead expenses necessary to convert collected tissues into finished goods, costs to acquire product from third-party manufacturers, product testing costs, quality assurance costs, facility costs associated with the Company’s manufacturing and warehouse facilities, including depreciation, freight charges, costs to operate equipment and other shipping and handling costs for products shipped to customers.
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
Advertising expense
Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2024, 2023, and 2022 was $0.6 million, $0.6 million, and $0.2 million respectively.
Income Taxes
Income tax provision, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous states.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. The Company evaluates the realizability of its deferred tax assets quarterly.
In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, results of recent operations, and changes in tax laws. In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying business. In evaluating the objective evidence that historical results provide, management considers three years of cumulative income (loss) exclusive of items that will not recur, such as discontinued operations. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the tax provision (benefit) in the period that includes the enactment date.
The calculation of income tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations both for U.S. federal income tax purposes and across numerous state jurisdictions. Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company records unrecognized tax benefits within other current liabilities on the consolidated balance sheets and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to the deferred tax asset or income tax expense in the period in which new information is available.
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
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Accrued interest and penalties, if any, are included within the other liabilities line in the consolidated balance sheets and recorded as a component of income tax expense.
Share-based Compensation
The Company grants share-based awards to employees and members of the Company’s Board of Directors (the “Board”). Awards to employees and the Board are generally made annually. Grants are issued outside of the annual cadence for certain new hires, promotions, and other events.
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards. The Company has three types of awards to employees and directors: restricted stock units (“RSUs’), performance stock units (“PSUs”), and stock options.
The amount of expense to be recognized is determined by the fair value of the award using inputs available as of the grant date. The basis of fair value for RSUs and PSUs is the closing stock price on the date of the grant. The fair value of stock options is determined based on an appropriate option pricing model using inputs available as of the grant date, generally using a Black-Scholes model. In each case, the fair value is adjusted for the presence of a market condition using an appropriate pricing model.
For awards with service-based vesting conditions only, the Company recognizes the grant date fair value as share-based compensation expense on a straight-line basis through the vesting date of the last tranche of the award. For awards which are subject to a condition other than a service condition, the Company recognizes stock-based compensation expense using the graded-vesting method, treating each tranche as if it were a separately-granted award and recognizing expense through the vesting date of each individual tranche. In each case, the Company recognizes share-based compensation expense to the extent that vesting is “probable”. The Company recognizes the cumulative effect of changes in the probability outcomes in the period in which the changes occur.
The resolution of a market condition is not subsequently considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per common share is calculated as net income (loss) from continuing operations available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net income (loss) from continuing operations available to common stockholders is calculated by adjusting net income (loss) for dividends on the Company’s historical Series B Convertible Preferred Stock (“Series B Preferred Stock”), which fully converted during 2023. This amount is divided by the weighted average common shares outstanding during the period.
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
Basic and diluted net income (loss) per common share from discontinued operations are evaluated using the same denominator as basic and diluted net income (loss) per common share from continued operations even if the dilutive adjustments are antidilutive to that calculation.
The Company used the if-converted method to calculate the dilutive effect of the Series B Preferred Stock. The if-converted method assumes that convertible securities are converted at the later of the issuance date and the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any accumulated preferred dividends, would decrease basic net income (loss) from continuing operations per common share, these effects are incorporated in the calculation of diluted net income (loss) from continuing operations per common share, adjusted for the portion of the period the securities were outstanding.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280)”. The standard seeks to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of December 31, 2024, the Company adopted this standard. Refer to Note 13, Segment Information, for further discussion.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements..
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires disclosure of specified information about certain costs and expenses. The amendments in ASU 2024-03 are intended to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
ASUs issued and not yet effective as of December 31, 2024, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position or results of operations.
3.    Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable, gross	$58,960	$57,015
Allowance for doubtful accounts	(3,132)	(3,144)
Accounts receivable, net	$55,828	$53,871
Activity related to the Company’s allowance for doubtful accounts during the year ended December 31, 2024 was as follows (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2022	$3,783
Bad debt expense	1,449
Write-offs	(2,088)
Balance at December 31, 2023	$3,144
Bad debt expense	595
Write-offs	(607)
Balance at December 31, 2024	$3,132

4.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$1,010	$825
Work in process	8,580	8,521
Finished goods	14,217	11,675
Inventory	$23,807	$21,021
Consignment inventory, included as a component of finished goods in the table above, was $5.1 million and $4.0 million as of December 31, 2024 and 2023, respectively.
5.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2024	2023
Lab and clean room equipment	$15,549	$13,954
Furniture and office equipment	1,951	1,989
Leasehold improvements	8,213	8,141
Construction in progress	686	1,791
Asset retirement cost	867	938
Finance lease assets	—	189
Property and equipment, gross	27,266	27,002
Less: accumulated depreciation and amortization	(21,322)	(20,028)
Property and equipment, net of accumulated depreciation and amortization	$5,944	$6,974
Depreciation expense for each of the years ended December 31, 2024, 2023, and 2022 was recorded in certain captions of the consolidated statements of operations for those periods in the amounts shown in the table below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$1,408	$1,569	$1,816
Selling, general, and administrative expense	544	795	1,243
Research and development expense	327	301	286
Total	$2,279	$2,665	$3,345

6.     Leases
The Company has leases for corporate offices and manufacturing facilities. None of the Company’s leases require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.
Supplemental balance sheet information related to the Company’s leases, including the financial statement caption in which the amounts are presented, is as follows (amounts in thousands, except lease term and discount rate):

	Operating Leases		Finance Leases
	December 31,		December 31,
	2024	2023	2023
Assets
Right of use asset	$5,606	$2,132	$—
Property and equipment, net	—	—	51
Total assets	$5,606	$2,132	$51

Liabilities
Other current liabilities	$1,307	$1,495	$53
Other liabilities	4,705	893	5
Total liabilities	$6,012	$2,388	$58

Weighted-average remaining lease term (years)	4.3	2.0	1.1
Weighted-average discount rate	6.9%	8.3%	8.3%
The Company had no finance lease obligations or associated right of use assets outstanding as of December 31, 2024.
Information related to lease costs are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$1,478	$1,532	$1,620
Amortization of finance lease ROU assets	51	47	47
Interest expense on finance lease liabilities	2	7	10
Maturities of lease liabilities are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2025	$1,671
2026	1,725
2027	1,355
2028	1,346
2029	794
Thereafter	—
Total lease payments	6,891
Less: imputed interest	(879)
Lease liability	$6,012
Asset Retirement Obligations
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement, for which the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $1.2 million are included in other liabilities in the consolidated balance sheets as of both December 31, 2024 and 2023.
7.    Goodwill and Intangible Assets, Net
Goodwill
In concert with the disbanding of its Regenerative Medicine business unit during the fourth quarter of 2023, management concluded that the Company operated as a single operating segment beginning at that time. This operating segment reflected its sole reporting unit for goodwill impairment testing purposes.
For the annual impairment test performed on October 1, 2024, the Company performed a qualitative assessment to determine the existence of impairment. The qualitative assessment concluded that it was more likely than not that goodwill was not impaired and the Company did not proceed to the quantitative assessment. There was no impairment of goodwill in 2023 or 2022.
The following table indicates the changes in the carrying amount of goodwill for 2024 and 2023 (in thousands):

Goodwill
Balance as of January 1, 2023	$19,441
Activity	—
Balance as of December 31, 2023	$19,441
Activity	—
Balance as of December 31, 2024	$19,441
Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,320	$(8,488)	$1,832	$10,039	$(7,818)	$2,221
Customer and supplier relationships	7,659	(1,147)	6,512	—	—	—
Tradenames and trademarks	2,937	(1,850)	1,087	—	—	—
Licenses	1,000	(104)	896	1,000	(54)	946
Total amortized intangible assets	$21,916	$(11,589)	$10,327	$11,039	$(7,872)	$3,167

Unamortized intangible assets
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	291		291	1,082		1,082
Total intangible assets	$23,215		$11,626	$13,129		$5,257
Amortization expense and impairment expense for the years ended December 31, 2024, 2023, and 2022, is summarized in the table below (amounts in thousands):

	Year ended December 31,
	2024	2023	2022
Amortization of intangible assets
Cost of sales	$2,997	$—	$—
Operating expense	765	762	701
Total amortization of intangible assets	$3,762	$762	$701

Impairment of intangible assets	$446	$—	$—
The impairment of intangible assets in 2024 related to patents which were abandoned.
Expected future amortization of intangible assets as of December 31, 2024, is as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2025	$3,008
2026	1,766
2027	1,765
2028	1,763
2029	607
Thereafter	1,418
Total amortization expense	$10,327
8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
External commissions	$3,843	$4,136
Accrued GPO Fees	411	1,338
Estimated returns	1,990	1,096
Legal costs	459	834
Accrued rebates	1,223	745
Accrued inventory receipts	871	174
Other	215	1,038
Total	$9,012	$9,361
9.    Long Term Debt
Citizens Credit Agreement

On January 19, 2024 (the “Closing Date”), the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with certain lenders party thereto, and Citizens Bank, N.A. as administrative agent (the “Agent”). The Citizens Credit Agreement provides for senior secured credit facilities in an aggregate principal amount of up to $95.0 million consisting of: (i) a $75.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a $10.0 million letter of credit sublimit and a $10.0 million swingline loan sublimit, and (ii) a $20.0 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). All obligations are required to be paid in full on January 19, 2029 (the “Maturity Date”). The Company has the option to obtain one or more incremental Term Loan Facilities and/or increase the commitments under the Revolving Credit Facility in an aggregate principal amount equal to the greater of (i) $50.0 million and (ii) 1.00 times the Company’s Consolidated EBITDA (as defined therein), each subject to the existing or any new lenders’ election to extend additional term loans or revolving commitments.
At the Company’s option, borrowings under the Citizens Credit Agreement (other than any swingline loan) will bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term Secured Overnight Financing Rates (“SOFR”), as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. Swingline loans will bear interest at a rate per annum equal to one-month Term SOFR plus the applicable margin. The applicable margin will be determined based on the Company’s consolidated total net leverage ratio.
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Term Loan Facility will amortize on a quarterly basis at 1.25% (for year one and two), 1.88% (for year three and four), and 2.5% (for year five) based on the aggregate principal amount outstanding under the Term Loan Facility on the Closing Date, with the remainder due on the Maturity Date. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants. As of December 31, 2024, the Company is in compliance with all financial covenants under the Citizens Credit Agreement.
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
On the Closing Date, the Company borrowed $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under the Hayfin Term Loan, as defined below, and to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”). The Company recorded a loss on extinguishment of debt of $1.4 million. This amount is reflected as a part of interest expense, net on the consolidated statement of operations for the year ended December 31, 2024. The composition of the loss on extinguishment of debt was as follows (amounts in thousands):

January 19, 2024
Unamortized deferred financing costs	$781
Unamortized original issue discount	120
Prepayment premium	500
Loss on extinguishment of debt	$1,401

During February 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of December 31, 2024. Deferred financing costs and original issue discount allocated to the Revolving Credit Facility are amortized straight-line through the expiration of the commitment term. The Revolving Credit Facility is currently subject to a commitment fee of 0.25% per annum of the amount undrawn, which is recognized as interest expense.
Hayfin Loan Agreement
In June 2020, the Company entered into a Loan Agreement with, among others, Hayfin Services, LLP, and affiliate of Hayfin Capital Management, LLP (as amended from time to time, the “Hayfin Loan Agreement”), under which Hayfin provided the Company with a senior secured term loan of $50.0 million (the “Hayfin Term Loan”). The Hayfin Term Loan was to mature on June 30, 2025 (the “Hayfin Maturity Date”). Interest on the Hayfin Term Loan was based on SOFR, plus a fallback provision of 0.15%, subject to the Floor, plus the Margin.
Annually, the Company was required to prepay the outstanding loans based on a percentage of Excess Cash Flow (as defined in the Hayfin Loan Agreement), if such were generated. Had the Company not executed the Debt Refinancing Transactions, the Company would have been required to prepay a portion of the outstanding principal pursuant to the Excess Cash Flow provision under the Hayfin Loan Agreement for the year ended December 31, 2023. The $1.0 million of principal repayments for the year ending December 31, 2024 reflects the scheduled principal payments pursuant to the Citizens Credit Agreement (as defined above) during that period, therefore representing the current obligation that was not refinanced on a long-term basis. This amount is classified as current portion of long term debt in the Company’s consolidated balance sheets.
As noted above, the Hayfin Loan Agreement was terminated as a result of the Debt Refinancing Transactions. There were no continuing obligations as part of the Hayfin Loan Agreement as of December 31, 2024.
The balances of the Term Loan Facility as of December 31, 2024 and the Hayfin Term Loan as of December 31, 2023 were as follows (amounts in thousands):

	December 31, 2024		December 31, 2023
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,000	$18,000	$1,000	$49,000
Deferred financing costs	—	(33)	—	(781)
Original issue discount	—	(137)	—	(120)
Total	$1,000	$17,830	$1,000	$48,099
Interest expense related to the Term Loan Facility and the Hayfin Term Loan included in interest expense, net in the consolidated statements of operations, was as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Stated interest	$1,797	$6,078	$4,559
Amortization of deferred financing costs	47	438	405
Accretion of original issue discount	91	67	62
Interest expense	$1,935	$6,583	$5,026

Interest expense related to the Revolving Credit Facility included in interest expense, net in the consolidated statements of operations, was as follows (amounts in thousands):

Year Ended December 31,
2024
Commitment fee	$178
Amortization of deferred financing costs	63
Accretion of original issue discount	168
Interest expense	$409
Scheduled principal payments due on the Term Loan Facility, by year, as of December 31, 2024 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2025	$1,000
2026	1,500
2027	1,500
2028	2,000
2029	13,000
Thereafter	—
Long term debt	$19,000
As of December 31, 2024, the fair value of the Term Loan Facility was $18.7 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. The remaining cash flows associated with the Term Loan Facility were discounted to December 31, 2024 using this discount rate to derive the fair value.
10.    Basic and Diluted Net Loss Per Common Share
Net loss per common share is calculated using two methods: basic and diluted.
Basic Net Loss Per Common Share
The following table provides a reconciliation of net loss to net loss available to common shareholders and calculation of basic net loss per common share for each of the years ended December 31, 2024, 2023, and 2022 (amounts in thousands, except share and per-share amounts):

	Year ended December 31,
	2024	2023	2022
Net income (loss) from continuing operations	$41,998	$67,439	$(19,953)
Income (loss) from discontinued operations, net of tax	421	(9,211)	(10,244)
Net income (loss)	42,419	58,228	(30,197)
Adjustments to reconcile to net loss available to common stockholders:
Accumulated dividend on previously converted Series B Preferred Stock	—	6,753	6,580
Preferred share repurchase in excess of book value	—	4,890	—
Total adjustments	—	11,643	6,580
Net income (loss) available to common stockholders from continuing operations	$41,998	$55,796	$(26,533)
Weighted average common shares outstanding	146,979,354	116,495,810	112,909,266
Basic net income (loss) per common share:
Continuing operations	$0.29	$0.48	$(0.24)
Discontinued operations	0.00	(0.08)	(0.09)
Basic net income (loss) per common share	$0.29	$0.40	$(0.33)
Diluted Net Loss Per Common Share
The following table sets forth the computation of diluted net loss per common share (in thousands, except share and per-share amounts):

	Year ended December 31,
	2024	2023	2022
Net income (loss) available to common stockholders from continuing operations	$41,998	$55,796	$(26,533)
Adjustments:
Dividends on previously converted Series B Preferred Stock	—	6,466	6,580
Preferred share repurchase in excess of book value	—	5,177	—
Less: antidilutive adjustments	—	(5,177)	(6,580)
Total adjustments	—	6,466	—
Numerator
Net income (loss) available to common stockholders from continuing operations	41,998	62,262	(26,533)
Income (loss) from discontinued operations, net of tax	421	(9,211)	(10,244)
Weighted average common shares outstanding	146,979,354	116,495,810	112,909,266
Adjustments:
Potential common shares (a)
Previously converted Series B Preferred Stock	—	27,457,905	—
Restricted stock unit awards	1,447,217	1,452,153	—
Outstanding stock options	473,015	396,779	—
Performance stock unit awards	149,611	137,425	—
Restricted stock awards	—	22,136	—
Employee stock purchase plan	—	254	—
Total adjustments	2,069,843	29,466,652	—
Weighted average common shares outstanding adjusted for potential common shares	149,049,197	145,962,462	112,909,266
Diluted net income (loss) per common share:
Continuing operations	$0.28	$0.43	$(0.24)
Discontinued operations	0.00	(0.06)	(0.09)
Diluted net income (loss) per common share	$0.28	$0.37	$(0.33)
(a)Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be anti-dilutive for the periods presented:

	Year ended December 31,
	2024	2023	2022
Series B Preferred Stock	—	1,219,348	27,850,916
Restricted stock unit awards	—	—	546,883
Restricted stock awards	—	—	217,971
Outstanding stock options	—	—	65,720
Performance stock unit awards	—	—	5,251
Employee stock purchase plan	—	—	18,852
Potential common shares	—	1,219,348	28,705,593

11.    Equity
Series B Preferred Stock
Repurchase
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
Mandatory Conversion
In December 2023, the remaining 95,000 outstanding shares of the Company’s Series B Preferred Stock, together with accrued dividends, were mandatorily converted into shares of the Company’s Common Stock in accordance with the Series B Preferred Stock terms set forth in the Company’s Articles of Incorporation. As a result of this conversion, the Company issued 29,761,650 shares of Common Stock to the holders of the Series B Preferred Stock. The conversion of the shares ended the dividend accrual associated with the Series B Preferred Stock
The below table illustrates changes in the Company’s balance of the Series B Preferred Stock for the year ended December 31, 2023. (in thousands, except per share amounts):

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2022	100,000	$92,494
Repurchase of Series B Preferred Stock	(5,000)	(4,625)
Conversion of Series B Preferred Stock	(95,000)	(87,869)
Balance at December 31, 2023	—	$—
There was no activity related to the Series B Preferred Stock during the year ended December 31, 2022. As a result of their conversion in December 2023, there were no shares of Series B Preferred Stock outstanding at any point during the year ended December 31, 2024.
Stock-Based Compensation Awards
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan Amended and Restated through March 2, 2023 (the “2016 Plan”), which was approved by shareholders on May 18, 2016, and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Prior Incentive Plan”). During the years ended December 31, 2024, 2023, and 2022 the Company used only the 2016 Plan to make grants.
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

A summary of share-based compensation expense recognized for each of the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$1,546	$1,533	$1,213
Selling, general and administrative	14,646	14,776	9,578
Research and development	741	650	537
Total share-based compensation	16,933	16,959	11,328
Income tax benefit, before consideration of valuation allowance	(4,233)	(4,240)	(2,832)
Total share-based compensation, net of tax benefit	$12,700	$12,719	$8,496
Stock Options
The Company grants stock options to certain of its employees. Each stock option granted reflects the right to purchase one share of stock for a stipulated price. Except for the CEO Performance Option (as defined below), all of the Company’s stock option grants outstanding as of December 31, 2024 vest exclusively based on continued service to the Company through each relevant vesting date. All stock options outstanding vest in four equal annual tranches.
A summary of stock option activity for the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	4,042,520	$4.06
Granted	344,026	8.63
Exercised	(207,686)	6.79
Unvested options forfeited	—	—
Vested options expired	(123,334)	7.17
Outstanding at December 31, 2024	4,055,526	4.21	5.16	21,952
Exercisable at December 31, 2024	341,000	$4.21	4.87	$1,851
With the exception of the CEO Performance Option (as defined and explained below), all options granted during the years ended December 31, 2024 and 2023 were valued using a Black-Scholes model. The below table reflects the material inputs used to value the options granted during those periods (exclusive of the CEO Performance Option).

	Year ended December 31,
	2024	2023
Stock price on grant date	$8.63	$6.44
Exercise price	$8.63	$6.44
Expected term (years)	4.75	4.75
Risk-free interest rate	4.2%	4.3%
Expected volatility (annualized)	66%	77%
Dividend yield	—%	—%
Weighted average grant date fair value	$4.93	$4.10
There were no options granted during the year ended December 31, 2022.
The intrinsic values of the options exercised during the years ended December 31, 2024, 2023, and 2022 were $0.2 million, $0.2 million, and $0.6 million, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2024, 2023, and 2022 was $1.4 million, $1.0 million, and $0.7 million, respectively. The actual tax benefit for the tax deductions from option exercise of the share-based payment arrangements totaled $0.1 million,

$0.2 million, and $0.2 million, respectively, for the years ended December 31, 2024, 2023, and 2022. The Company has a policy of using its available repurchased treasury stock, if any, to satisfy option exercises prior to the issuance of new shares of common stock. There was $3.4 million unrecognized compensation expense related to unvested stock options at December 31, 2024, which is expected to be recognized over 2.33 years.
Restricted Stock Units
The Company grants RSUs to certain employees and to its Board of Directors. RSUs reflect contracts reflecting the right to receive on share of Common Stock on a specified date, provided the recipient continues to provide service to the Company through the relevant vesting date. RSUs generally vest over a one- to three-year period. Prior to 2024, the Company’s RSUs granted to its employees granted in three equal tranches on the first three anniversary dates of the date of grant. Beginning in 2024, RSUs granted to employees generally vest in a single tranche on the third anniversary date of the date of grant. Awards granted to the Company’s Board of Directors vest in a single tranche on the first anniversary date of the date of grant.
Historically, the Company also granted Restricted Stock Awards (“RSAs”) to employees. RSAs conferred one share of common stock to the recipient which was returnable if the associated vesting conditions were not satisfied. The RSAs had similar vesting conditions to RSUs. The Company did not grant any RSAs during the year ended December 31, 2024, nor does it have any unvested RSAs outstanding as of December 31, 2024.
A summary of RSU activity for the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	3,908,739	$5.38
Granted	2,046,126	8.11
Vested	(1,803,810)	6.06
Forfeited	(639,232)	6.29
Unvested at December 31, 2024	3,511,823	$6.46
The total fair value of RSUs and RSAs vested during the years ended December 31, 2024, 2023 and 2022, was $10.9 million $10.3 million, and $10.9 million, respectively.
As of December 31, 2024, there was $15.0 million of stock-based compensation expense related to RSUs which is expected to be recognized over 1.90 years.
Performance Stock Units
The Company grants PSUs to certain employees, primarily its Executive Leadership Team. Like RSUs, PSUs reflect the right to receive one share of Common Stock based on the achievement of specified performance conditions. As of December 31, 2024, all performance conditions associated with PSUs are associated with the achievement of specified net sales targets. In each case, the PSU agreements allow for vesting in excess of the number of shares granted. In all cases except for the CEO Performance PSUs (as defined and explained below), achievement of performance conditions alone can expand the award by up to 150%. Certain of these PSUs are subject to Total Shareholder Return provisions which can limit or expand the number of shares conferred upon the recipient.
PSUs also require the recipient to provide continuous service through a specified date or event.

A summary of PSU activity for the year ended December 31, 2024 is presented below:

	PSU
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	3,727,272	$3.84
Granted	450,532	9.41
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2024	4,177,804	$4.44
No PSUs vested during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, there was $6.7 million of unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over 2.08 years.
This amount reflects the level of vesting determined to be “probable” for all such awards. Any subsequent adjustments to expense would be reflected as a cumulative catch-up adjustment in the period of the re-evaluation. If all unvested PSUs were determined to be probable of vesting to their maximum extent, it would result in a cumulative catch-up adjustment of $7.8 million as of December 31, 2024. Conversely, the determination that none of the unvested PSUs are probable of vesting would result in a benefit of $5.9 million.
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
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurring based on that estimate. The Company recognized $2.5 million of expense related to the CEO Performance PSUs during year ended December 31, 2024.
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

The Company estimated the fair value of the awards using a Monte Carlo simulation using the following assumptions:

Assumption
Stock price on grant date	$3.70
Exercise price	$3.70
Risk-free interest rate	3.6%
Expected volatility (annualized)	75%
Dividend yield	—%
Weighted average grant date fair value	$1.93
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
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $2.4 million of expense related to the CEO Performance Option during year ended December 31, 2024.
Employee Stock Purchase Plan
The Company’s ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock on a semi-annual basis at a purchase price of 85% of the lower of the closing price per share of the Company’s common stock on the first day and the last day of each six-month purchase period (the “Purchase Period”). The aggregate number of shares which may be issued and sold under the ESPP is 3 million shares of common stock.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.6 million, $0.5 million, and $0.2 million, respectively, in stock-based compensation expense related to the ESPP. As of December 31, 2024 and 2023, the Company had cumulative payroll deferrals under the ESPP for future share purchases of $0.6 million and $0.7 million, respectively. This amount is included in accrued compensation in the consolidated balance sheet.
Unrecognized stock compensation for the period is less than $0.1 million to be recognized over a weighted average period of 0.08 years.
Share Withholding for Employee Taxes
Repurchases of shares of Common Stock in connection with the satisfaction of employee tax withholding obligations upon vesting of restricted stock and exercise of stock options for the years ended December 31, 2024, 2023, and 2022 were 354,263, 0, and 249,442, respectively, for an aggregate purchase price of $2.6 million, $0, and $1.2 million, respectively.
12.     Revenue
Net Sales By Product Category
MIMEDX has two product categories: (1) Wound, which reflects products typically used in Advanced Wound Care settings, including the treatment of chronic, non-healing wounds, and (2) Surgical, which reflects products principally used in surgical settings, including the closure of acute wounds or the protect and reinforce tissues and/or regions of interest. The Company manages its product portfolio and pipeline based upon opportunities in each of these settings.

Below is a summary of net sales by product line (in thousands):

	Year Ended December 31,
	2024	2023	2022
Wound	$231,004	$205,660	$175,970
Surgical	117,875	115,817	91,871
Total	$348,879	$321,477	$267,841
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the years ended December 31, 2024, 2023, or 2022.
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
Below is a summary of net sales by site of service (in thousands):

	Year Ended December 31,
	2024	2023	2022
Hospital	$187,440	$187,000	$163,206
Private Office	112,388	95,789	77,158
Other	49,051	38,688	27,477
Total	$348,879	$321,477	$267,841

Reimbursement Changes
On April 13, 2025, new Local Coverage Determinations (“LCDs”) are currently scheduled to go into effect which will modify the reimbursement of skin substitutes in physician office settings. Among other changes, many allografts that have been covered will no longer be reimbursed for Diabetic Foot Ulcers and/or Venous Leg Ulcers. While EPIFIX and EPICORD continue to be covered under the new LCD, certain of our other products are not currently included. In the past LCDs have been delayed or terminated. The Company cannot be certain they will go into effect in April 2025.
Sales Returns Allowance
Activity related to the Company’s sales returns allowance during the year ended December 31, 2024 was as follows (in thousands):

Sales Returns Allowance
Balance at December 31, 2022	$659
Additions	3,899
Deductions and write-offs	(3,462)
Balance at December 31, 2023	1,096
Additions	4,314
Deductions and write-offs	(3,420)
Balance at December 31, 2024	$1,990

13.     Segment Information
The Company determines its operating segment based on how the Chief Operating Decision Maker (“CODM”) reviews the business and makes resource allocation decisions. The Company concluded that Joseph Capper, the Company’s Chief Executive Officer, is the CODM.
The Company has a single operating segment, which has not been aggregated with other operating segments. The Company defines its segment on the basis in which internal reported financial information is regularly reviewed by the CODM to analyze financial performance and make capital allocation decisions.
The CODM uses several measures of profit or loss to assess Company performance and allocate resources. Of these measures, net income (loss) is the measure that most aligns to GAAP. Other measures used by the CODM includes adjusted earnings before interest, taxes, depreciation and amortization. The CODM assesses actual results against budgets and forecasts, and uses this information to inform various strategic investments into the Company’s operations, including headcount and compensation.
Each financial statement caption included on the consolidated statements of operations reflects a significant segment expense evaluated by the CODM. In addition to this, the CODM also evaluates selling and marketing expense and general and administrative expense, both of which are components of selling, general, and administrative expense on the consolidated statements of operations.
Selling and marketing expense reflects costs associated with the sale of the Company’s products, as well as the costs of functions that support these efforts. This includes salaries and commissions associated with the Company’s direct sales force, commissions paid to sales agents, and expenses incurred by other sales support functions.
General and administrative expense reflects expenses incurred by the Company’s operating functions which do not directly advance the Company’s sales efforts, such as the Company’s finance, legal and human resource functions, among other departments.
The below table presents selling and marketing and general administrative expense for each of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Selling and marketing	$175,562	$161,833	$151,227
General and administrative	49,525	49,291	57,446
Selling, general and administrative	$225,087	$211,124	$208,673
Below is a breakout of interest expense and interest income for each of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
Interest income	$2,932	$118	$32
Interest expense	(3,938)	(6,575)	(5,048)
Interest expense, net	$(1,006)	$(6,457)	$(5,016)
To see depreciation expense, amortization expense, income tax expense and significant noncash items for this segment please refer to Note 5, Property and Equipment, Net, Note 7, Goodwill and Intangible Assets, Net, Note 16, Income Taxes and Note 17, Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities, respectively.
The CODM is not provided and does not review segment assets at a different asset level or category than the presentation on the consolidated balance sheet.
14.    Acquisitions
During 2024, the Company entered into various Asset Purchase Agreements (“APAs”) and associated Manufacturing and Supply Agreements (“MSAs”) in an effort to inorganically expand its product offering. These transactions were accounted for as acquisitions of assets and the Company did not assume any liabilities associated with these activities.

Total consideration for these transactions during 2024 was $7.9 million. Additional payments may be required in future periods in connection with these transactions.
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
The transaction was accounted for as an acquisition of assets, as substantially all the fair value of the acquired assets was concentrated in the acquired exclusive distribution rights. The cost to acquire the assets on the transaction date was $8.1 million, reflecting the $5.0 million of initial consideration, $0.4 million to acquire inventory, and $2.7 million, which represented the fair value of the minimum amount of the Profit Share Payments. This amount reflected the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs as of the acquisition date. These costs were allocated amongst the assets acquired. The Company assigned $7.6 million to the distribution rights acquired and $0.5 million to inventory. The amount ascribed to the distribution rights will be amortized over five years, generally reflective of the period of time over which the distribution rights are anticipated to contribute to cash flow generation.
Any Profit Share Payments exceeding the $3.0 million minimum will be capitalized in the period incurred as a part of the acquired assets and amortized over the remaining life of such assets.
15. Discontinued Operations
Disbanding of Regenerative Medicine Business Unit
In the second quarter of 2023, the Company announced the disbanding of its Regenerative Medicine reportable segment and the suspension of its Knee Osteoarthritis clinical trial program. The announcement reflected the abandonment of the Company’s efforts to pursue a Biological License Application for its micronized dehydrated amnion chorion membrane product and a major definitive strategic shift in the Company’s focus toward its continuing commercial pipeline as its primary source of value creation.
The Company completed the regulatory obligations associated with the clinical trial during the fourth quarter of 2023, at which time material run-off operations had ceased and Regenerative Medicine met the criteria for presentation as a discontinued operation.
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations as of December 31, 2024, 2023, and 2022 as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative expense	$(221)	$—	$116
Research and development expense	(200)	8,017	10,128
Restructuring expense	—	4,168	—
Income tax provision benefit	—	(2,974)	—
Income (loss) from discontinued operations	$421	$(9,211)	$(10,244)

The assets and liabilities of the discontinued operations have been classified as discontinued operations in the consolidated balance sheet as of December 31, 2024 and 2023 as follows (in thousands):

	December 31,
	2024	2023
Current liabilities:
Accrued compensation	$—	$311
Accrued expenses	—	1,041
Current liabilities of discontinued operations	$—	$1,352
Goodwill
As a result of the announcement of the disbanding of Regenerative Medicine business unit, the Company evaluated goodwill associated with the Regenerative Medicine reporting unit for potential impairment. The Company estimated fair value for the reporting unit using the income approach; specifically, a discounted cash flow method. As a result of this assessment, management concluded that the carrying value of the reporting unit exceeded its fair value by an amount that exceeded its goodwill balance. Accordingly, the Company recognized an impairment loss for the full amount of the goodwill ascribed to the Regenerative Medicine reporting unit. The goodwill impairment loss is included as a component of discontinued operations in the audited consolidated statement of operations for the year ended December 31, 2023. Impairment of goodwill of $0.5 million was recorded as part of loss from discontinued operations for the year ended December 31, 2023.
16.    Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Capitalized research and development expenditures	$9,970	$10,843
Research and development and other tax credits	6,752	8,117
Share-based compensation	3,933	3,266
Net operating loss	3,713	13,712
Accrued expenses	3,038	3,660
Lease liabilities	1,456	600
Allowance for doubtful accounts	778	778
Intangible assets	580	—
Sales return and allowances	494	270
Property and equipment	295	84
Interest limitation carry forward	—	1,873
Other	155	437
Deferred Tax Liabilities:
Prepaid expenses	(949)	(1,045)
Right of use asset	(1,392)	(571)
Interest limitation carry forward	(12)	—
Intangible assets	—	(337)
Net Deferred Tax Assets	28,811	41,687
Less: Valuation allowance	(505)	(910)
Net Deferred Tax Assets after Valuation Allowance	$28,306	$40,777

The reconciliation of the federal statutory income tax rate of 21% to the effective rate is as follows:

	Year ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.1%	(21.8)%	(0.8)%
Nondeductible compensation	1.1%	1.8%	(3.2)%
Deferred tax adjustments	0.9%	1.3%	(4.4)%
Meals and entertainment	0.6%	1.2%	(0.2)%
Uncertain tax positions	—%	0.4%	(0.5)%
Valuation allowance	—%	(123.5)%	(12.5)%
Tax credits	(0.7)%	(3.2)%	4.9%
Share-based compensation	(1.0)%	2.8%	(6.1)%
Other	0.7%	(0.2)%	0.6%
Effective tax rate	26.7%	(120.2)%	(1.0)%
The effective tax rate for the year ended December 31, 2023 was significantly impacted by the reversal of a valuation allowance. In the period, the Company noted that it was no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, coupled with the Company’s expectation for future taxable income generation, led to a change in our assessment of the realizability of our deferred tax assets.
Current and deferred income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$703	$576	$—
State	2,121	422	206
Total current	2,824	998	206

Deferred:
Federal	11,626	(31,633)	—
State	846	(9,144)	—
Total deferred	12,472	(40,777)	—

Income tax provision expense (benefit)	$15,296	$(39,779)	$206
Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effects of such temporary differences are reported as deferred income tax assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not more likely than not. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. A valuation allowance of $0.5 million and $0.9 million was recorded against the deferred tax asset balance as of December 31, 2024 and 2023, respectively. In the event that the weight of the evidence changes in the future, any increase or decrease in the valuation allowance would result in a income tax expense or benefit, respectively.
At December 31, 2024 and 2023, the Company had income tax net operating loss (“NOL”) carryforwards for federal and state purposes of $0.7 million and $64.2 million and $43.5 million and $85.7 million, respectively. A portion of the Company’s NOLs and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. If not utilized, the federal and state tax NOL carryforwards will expire between 2028 and 2038. As of December 31, 2024, the Company has recorded a deferred tax asset for both federal and state NOL carryforwards of approximately

$0.1 million and $3.6 million, respectively. As of December 31, 2023, the Company has recorded a deferred tax asset for federal and state NOL carryforwards of $9.1 million and $4.6 million, respectively.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands) included in the consolidated balance sheets:

	2024	2023	2022
Unrecognized tax benefits - January 1	$807	$645	$469
Increases - tax positions in current period	53	124	98
Increases - tax positions in prior period	—	38	78
Decreases in prior year positions	(29)	—	—
Unrecognized tax benefits - December 31	$831	$807	$645
Included in the balance of unrecognized tax benefits are tax benefits of $0.8 million and $0.8 million as of December 31, 2024 and 2023, respectively, that, if recognized, would affect the effective tax rate. Of these amounts, $0.2 million and $0.1 million, respectively, are recorded as other liabilities in the consolidated balance sheets as of those dates. The remaining balance is reflected as a reduction to the related deferred tax asset.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued no interest during the years ended December 31, 2024 or 2023.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2024, the Company’s tax returns for 2020 through 2023 generally remain open for exam by taxing jurisdictions. Additional prior years may be open to the extent attributes are being carried forward to an open tax year.
17.    Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$2,698	$6,034	$4,569
Income taxes paid (refunded)	3,247	(548)	181
Cash paid for operating leases	1,618	1,635	1,567
Non-cash activities:
Conversion of Series B Preferred Stock	—	87,870	—
Fair value of shares received in settlement of litigation	9,300	—	—
Minimum Profit Share Payments pursuant to TELA APA	2,731	—	—
Issuance of shares pursuant to employee stock purchase plan	1,582	1,367	—
Purchases of equipment included in accounts payable	—	228	417
Financing costs incurred but not paid for Citizens Financing Transaction	—	138	—
Legal fees associated with the Repurchase of Series B Preferred Stock	—	45	—
Lease right of use asset and liability	5,333	—	(37)
Contingent consideration payable	441	—	—
18.    Commitments and Contingencies
Contractual Commitments
The Company has commitments for meeting spaces, generally for hotel and conference spaces for company functions. These commitments generally contain renewal options.

The estimated meeting space commitments are as follows (in thousands):

Year ending December 31,	Meeting Space Commitments
2025	$237
2026	108
Total	$345
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

In accordance with applicable accounting guidance, the Company accrues a liability when legal matters present loss contingencies that are both probable and estimable. The Company's financial statements at December 31, 2024 reflect the Company's current best estimate of probable losses associated with pending matters, including costs to comply with various settlement agreements, where applicable. The Company had zero accrued as of December 31, 2024 and December 31, 2023, respectively, related to expected settlement costs related to legal matters. The actual costs of resolving pending litigation matters may be in excess of the amounts accrued.
The Company paid $0.6 million, $0.2 million, and $0.7 million toward the resolution of legal matters involving the Company during the years ended December 31, 2024, 2023, and 2022, respectively. In addition, insurance providers paid $0.6 million on the Company’s behalf to settle legal matters for the year ended December 31, 2022.
During the second quarter 2024, the Company received 1.2 million shares of its own common stock in the settlement of certain legal matters. The Company accounted for the repayment of shares as a loss recovery, as the repayment related to the recoupment of legal fees previously incurred, but not in excess of the amount originally recorded. The Company recorded $9.3 million, reflecting the fair value of the returned shares on the date of the prevailing agreement, as a reduction to investigation, restatement and related expense on the consolidated statements of operations, where the legal fees to which this recovery originally related were recorded as they were incurred, for the year ended December 31, 2024.
The Company is a party to a variety of legal matters that arise in the ordinary course of the Company’s business, none of which are deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s business, results of operations, financial position or liquidity.
AXIOFILL
The Company received a Warning Letter on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia against the FDA, the U.S. Department of Health and Human Services, Xavier Becerra, in his official capacity as Secretary of Health and Human Services, and Robert Califf, M.D. in his official capacity as Commissioner of Food and Drugs at FDA alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties have each filed motions for summary judgment in the case, which have been fully briefed.

19.    401(k) Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all employees who have completed one month of service. Under the 401(k) Plan, participants could defer up to 90% of their eligible wages to a maximum of $23,000 per year (annual limit for 2024). Employees age 50 or over in 2024 could make additional pre-tax contributions of up to $7,500. In 2024, 2023 and 2022, the Company matched 50% of employee contributions up to 8% of the employee’s eligible compensation. The matching contribution for the years ended December 31, 2024, 2023, and 2022 was $2.6 million, $2.7 million, and $3.3 million, respectively.
20.    Government Assistance
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided an employee retention credit (“ERC”), which was a refundable tax credit against certain payroll taxes. Upon determination that the Company overcame the barriers required to receive the credit, the Company qualified and filed to claim the ERC. The Company reflected the ERC as a reduction to the respective captions on the consolidated statements of operations associated with the employees to which the payroll tax benefit related. The Company has recorded $1.0 million as part of other current assets in the consolidated balance sheets as of December 31, 2024 and 2023, reflecting the amount of ERC outstanding as of those dates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MiMedx Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
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
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which appears on page 86 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2024 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2024.

Item 11. Executive Compensation
Information required by this Item will be contained in our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders under the caption “Executive Compensation Discussion and Analysis,” “Summary Compensation Table (2024, 2023 and 2022,” “Grants of Plan Based Awards for 2024,” “Outstanding Equity Awards on December 31, 2024,” “2024 Options Exercised and Stock Vested Table,” “2024 Potential Payments Upon Termination or Change in Control,” “2024 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” or similar captions which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be contained in our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be contained in our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders under the captions “Policies and Procedures for Approval of Related Party Transactions,” “Related Party Transactions,” and "Director Independence" or similar captions which are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item will be contained in our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders under the captions “Audit Matters,” or a similar caption which is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of this report:
(i)Financial Statements
(ii)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022
(iii)Exhibits
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

10.1
Lease effective May 1, 2013 between Hub Properties of GA, LLC and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2013).

10.1A
First Amendment to Lease dated March 7, 2017 between CPVF II West Oak LLC (as successor in interest to HUB Properties of GA, LLC) and MiMedx Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2017).

10.1B
Second Amendment to Lease for real property and improvements located at 1775 West Oak Commons Court,Marietta, Georgia between RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, (“Landlord”), and MiMedx Group, Inc., (‘Tenant”) dated January 25, 2013, as amended March 7, 2017 (the “Lease”). (incorporated by reference to Exhibit 10.2B to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.1C
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

Exhibit Number	Description
10.1D
Fourth Amendment to Lease made as of January 26, 2024 between Georgia RE Fields, LLC, successor in interest to HUB Properties GA, LLC, and CPVF II West Oak LLC, and MiMedx Group, Inc., dated January 26, 2024 (incorporated by reference to Exhibit 10.2D to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.1E	Fourth Amendment to Lease dated December 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2024).
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

10.5*
Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014).

10.6*
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

10.8*
Form of Restricted Stock Agreement under the MiMedx Group, Inc. 2006 Assumed Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 4, 2014).

10.9*	2016 Equity and Cash Incentive Plan, as amended and restated through May 2, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2023).
10.10*
Form of Incentive Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016).

10.11*
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

10.13*
Form of Restricted Stock Agreement for Non-Employee Directors under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on May 30, 2019).

10.14*
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2016).

10.15*	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2020).
10.16	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).
10.17*
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

10.19*	Form of Non-Employee Restricted Stock Award Agreement (vest into retirement) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2020).
10.20*	Form of Employee (Time-Vested) Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2021).

Exhibit Number	Description
10.21*
Employment Offer Letter between MiMedx Group, Inc. and William F. Hulse IV dated November 4, 2019, (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on July 6, 2020).

10.22*	Form of Key Employee Retention and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020).
10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.65 to the Registrant’s Current Report on Form 8-K filed on July 15, 2008).
10.24*
Form of Director Restricted Stock Unit Award Agreement (Type I - Initial Grant, Full Amount) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.25*
Form of Director Restricted Stock Unit Award Agreement (Type II - Initial Grant, Pro Rata Amount) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).

10.26*	Form of Director Restricted Stock Unit Award Agreement (Type III - Annual Grant) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2021).
10.27
Technology License Agreement dated January 29, 2007 between MiMedx, Inc., Shriner's Hospitals for Children and University of South Florida Research Foundation (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on February 8, 2008).

10.28
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

10.29*
Employment Offer Letter between MiMedx Group, Inc. and Ricci S. Whitlow dated December 27, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2023).

10.30*
Letter Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.31*
Performance Stock Unit Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.32*
Nonqualified Stock Option Agreement between MiMedx Group, Inc. and Joseph H. Capper dated January 27, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 27, 2023).

10.33
Platform Intellectual Property License Agreement by and between MiMedx Group, Inc. and Global Health Solutions, Inc. (d.b.a. Turn Therapeutics) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).

10.34*	Offer Letter dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).
10.35*
Key Employee Retention and Restrictive Covenant Agreement dated July 5, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.36*
Inducement Performance Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.37*
Inducement Restricted Stock Unit Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.38*
Inducement Stock Option Agreement dated June 30, 2023, between the Company and Doug Rice (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 5, 2023).

10.39	Management Incentive Plan, as amended and restated effective June 6, 2023 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2023).
10.40	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2024).
10.41
Form of Restricted Stock Unit Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024).

10.42
Form of Performance Stock Unit Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024).

Exhibit Number	Description
10.43
Form of Nonqualified Stock Option Agreement under the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024).

10.44
Credit Agreement, dated January 19, 2024 among MIMEDX GROUP, INC., a Florida corporation, as the Borrower, MIMEDX TISSUE SERVICES LLC, as a Guarantor, MIMEDX PROCESSING SERVICES, LLC, as a Guarantor, MIMEDX SUPPLY LLC, as a Guarantor, BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender and CITIZENS BANK, N.A., as Administrative Agent, the L/C Issuer, the Swingline Lender, and as a Lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2024).

10.45#*	Offer Letter dated June 24, 2024 from MiMedx Group, Inc. to Kim Moller
10.46#	Restated Key Employee Retention and Restrictive Covenant Agreement dated June 7, 2023, between the Company and Kimberly Moller.
19.1#	Insider Trading Policy dated January 6, 2025.
21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on the signature page to this Report).
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
MiMedx Compensation Recoupment Policy, as amended and restated effective November 29, 2023. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

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

MIMEDX GROUP, INC.

February 26, 2025	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Hulse IV and Kendall Lioon and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report for the year ended December 31, 2024, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Joseph H. Capper	Chief Executive Officer and Director	February 26, 2025
Joseph H. Capper	Principal Executive Officer

/s/ Doug Rice	Chief Financial Officer	February 26, 2025
Doug Rice	Principal Financial Officer and Principal Accounting Officer

/s/ M. Kathleen Behrens	Chair of the Board (Director)	February 26, 2025
M. Kathleen Behrens

/s/ James L. Bierman	Director	February 26, 2025
James L. Bierman

/s/ William A. Hawkins III	Director	February 26, 2025
William A. Hawkins III

/s/ Cato T. Laurencin	Director	February 26, 2025
Cato T. Laurencin

/s/ K. Todd Newton	Director	February 26, 2025
K. Todd Newton

/s/ Tiffany Olson	Director	February 26, 2025
Tiffany Olson

/s/ Dorothy Puhy	Director	February 26, 2025
Dorothy Puhy

/s/ Martin P. Sutter	Director	February 26, 2025
Martin P. Sutter