Form 10-Q
period 2025-03-31
MIMEDX GROUP, INC.
filed 2025-04-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2025

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
Yes ☐ No ☒

There were 147,702,140 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 24, 2025.

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
•demographic and market trends; and

•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 and those discussed in Part II, Item 1A, Risk Factors, if any.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$106,431	$104,416
Accounts receivable, net	62,288	55,828
Inventory	24,070	23,807
Prepaid expenses	5,351	5,018
Other current assets	1,972	2,817
Total current assets	200,112	191,886
Property and equipment, net	5,773	5,944
Right of use asset	5,299	5,606
Deferred tax asset, net	27,685	28,306
Goodwill	19,441	19,441
Intangible assets, net	11,062	11,626
Other assets	1,048	1,106
Total assets	$270,420	$263,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	1,125	1,000
Accounts payable	8,868	7,409
Accrued compensation	18,744	23,667
Accrued expenses	9,447	9,012
Other current liabilities	4,435	4,507
Total current liabilities	42,619	45,595
Long term debt, net	17,533	17,830
Other liabilities	7,492	7,383
Total liabilities	$67,644	$70,808
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 147,607,622 issued and outstanding at March 31, 2025 and 146,932,032 issued and outstanding at December 31, 2024	148	147
Additional paid-in capital	286,864	284,219
Accumulated deficit	(84,236)	(91,259)
Total stockholders' equity	202,776	193,107
Total liabilities and stockholders’ equity	$270,420	$263,915
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net sales	$88,205	$84,709
Cost of sales	16,558	12,987
Gross profit	71,647	71,722

Operating expenses:
Selling, general and administrative	59,969	55,129
Research and development	3,328	2,841
Investigation, restatement and related	—	311
Amortization of intangible assets	99	189
Impairment of intangible assets	—	54
Operating income	8,251	13,198

Other expense, net
Interest income (expense), net	506	(1,690)
Other expense, net	(145)	(99)
Income from continuing operations before income tax	8,612	11,409
Income tax provision	(1,589)	(2,348)
Net income from continuing operations	7,023	9,061
Income from discontinued operations, net of tax	—	200
Net income	$7,023	$9,261

Basic net income per common share:
Continuing operations:	$0.05	$0.06
Discontinued operations:	—	0.00
Basic net income per common share	$0.05	$0.06

Diluted net income per common share:
Continuing operations	$0.05	$0.06
Discontinued operations	—	0.00
Diluted net income per common share	$0.05	$0.06

Weighted average common shares outstanding - basic	147,272,324	146,404,587
Weighted average common shares outstanding - diluted	149,677,452	150,028,107

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	$(91,259)	$193,107
Share-based compensation expense	—	—	4,259	—	4,259
Employee stock purchase plan	149,457	—	848	—	848
Issuance of restricted stock, net	526,133	1	(2,462)	—	(2,461)
Net income	—	—	—	7,023	7,023
Balance at March 31, 2025	147,607,622	$148	$286,864	$(84,236)	$202,776

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	$(133,678)	$142,717
Share-based compensation expense	—	—	4,340	—	4,340
Exercise of stock options	109,920	—	766	—	766
Issuance of restricted stock, net	1,069,254	2	(2,152)	—	(2,150)
Employee stock purchase plan	121,783	—	797	—	797
Net Income	—	—	—	9,261	9,261
Balance at March 31, 2024	147,528,596	$148	$280,000	$(124,417)	$155,731

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income from continuing operations	$7,023	$9,061
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities from continuing operations:
Share-based compensation	4,262	4,340
Depreciation and amortization	3,203	747
Deferred income taxes	621	2,031
Credit loss expense	742	199
Non-cash lease expenses	307	317
Amortization of deferred financing costs	135	69
Accretion of asset retirement obligation	24	22
Loss on extinguishment of debt	—	1,401
Loss on fixed asset disposal	—	185
Change in the fair value of earnout liability	7	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(7,203)	(3,344)
Inventory	(263)	(2,941)
Prepaid expenses	(333)	(471)
Other assets	(699)	(1,001)
Accounts payable	1,460	283
Accrued compensation	(4,073)	(4,440)
Accrued expenses	(73)	522
Other liabilities	159	(195)
Net cash flows from operating activities of continuing operations	5,299	6,785
Net cash flows used in operating activities of discontinued operations	—	(807)
Net cash flows provided by operating activities	5,299	5,978

Cash flows from investing activities:
Purchases of equipment	(377)	(1,144)
Patent application costs	(29)	120
Cash paid for acquisitions	—	(5,000)
Net cash flows used in investing activities	(406)	(6,024)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(2,458)	(2,152)
Principal payment on Citizens Term Loan Facility	(250)	(250)
Profit Share Payment	(170)	—
Proceeds from Citizens Revolving Credit Facility	—	30,000
Proceeds from Citizens Term Loan Facility	—	19,783
Prepayment premium on Hayfin term loan	—	(500)
Deferred financing cost	—	(1,101)
Repayment of Hayfin term loan	—	(50,000)
Repayment of Citizens Revolving Credit Facility	—	(30,000)
Proceeds from exercise of stock options	—	766
Principal payments on finance lease	—	(13)
Net cash flows used in financing activities	(2,878)	(33,467)

Net change in cash	2,015	(33,513)

Cash and cash equivalents, beginning of period	104,416	82,000
Cash and cash equivalents, end of period	$106,431	$48,487
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2024 Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimates of fair value of and the probable achievement of performance conditions associated with share-based payment awards, estimates of returns and allowances, estimate of fair value of the remaining Profit Share Payments (as defined below), and valuation of deferred tax assets.
Recently Issued Accounting Standards Not Yet Adopted
Accounting Standards Update 2023-09 - Income Taxes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Accounting Standards Update 2024-04 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain income statement expenses within the footnotes to the financial statements. ASU 2024-03 is intended to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses, and research and development. Adoption is required for the annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
All other ASUs issued and not yet effective as of March 31, 2025, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, gross	$66,162	$58,960
Less: allowance for doubtful accounts	(3,874)	(3,132)
Accounts receivable, net	$62,288	$55,828
Activity related to the Company’s allowance for doubtful accounts for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

Balance at December 31, 2024	$3,132
Bad debt expense	742
Write-offs	—
Balance at March 31, 2025	$3,874

Balance at December 31, 2023	$3,144
Bad debt expense	199
Write-offs	(77)
Balance at March 31, 2024	$3,266
4.     Inventory
Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,143	$1,010
Work in process	4,526	8,580
Finished goods	18,401	14,217
Inventory	$24,070	$23,807

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory and clean room equipment	$15,739	$15,549
Furniture and equipment	1,968	1,951
Leasehold improvements	8,439	8,213
Construction in progress	622	686
Asset retirement cost	876	867
Property and equipment, gross	27,644	27,266
Less: accumulated depreciation and amortization	(21,871)	(21,322)
Property and equipment, net	$5,773	$5,944
Depreciation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation Expense	$558	$558
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,407	$(8,574)	$1,833	$10,320	$(8,488)	$1,832
Licenses	1,000	(117)	883	1,000	(104)	896
Customer and supplier relationships	7,659	(1,530)	6,129	7,659	(1,147)	6,512
Tradenames and trademarks[1]	4,989	(4,013)	976	2,937	(1,850)	1,087
Total amortized intangible assets	$24,055	$(14,234)	$9,821	$21,916	$(11,589)	$10,327

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	233		233	291		291
Total intangible assets	$25,296		$11,062	$23,215		$11,626
1 Reflects the Celera tradename, which is amortized on a basis consistent with the consumption of the trademark’s economic benefits.
The Company recognized no and $0.1 million of impairment of intangible assets during the three months ended March 31, 2025 and 2024, respectively. The impairment during three months ended March 31, 2024 related to abandoned patents.
Expected future amortization of intangible assets as of March 31, 2025, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2025 (excluding the three months ended March 31, 2025)	$2,420
2026	1,771
2027	1,771
2028	1,768
2029	612
Thereafter	1,479
Total amortized intangible assets	$9,821
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Commissions to sales agents	$3,741	$3,843
Accrued rebates	1,142	1,223
Estimated sales returns	1,723	1,990
Legal costs	1,206	459
Accrued group purchasing organization fees	712	411
Accrued inventory receipts	615	871
Other	308	215
Accrued expenses	$9,447	$9,012
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under a previous loan agreement to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”). On February 27, 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of March 31, 2025. The Term Loan Facility matures on January 19, 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.7% as of March 31, 2025.
The balances of the Term Loan Facility as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	1,125	17,625	1,000	18,000
Deferred financing costs	—	(18)	—	(33)
Original issue discount	—	(74)	—	(137)
Long term debt, net	$1,125	$17,533	$1,000	$17,830
Interest expense related to the Term Loan Facility and the Hayfin Term Loan included in interest expense, net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Stated interest	$317	$661
Amortization of deferred financing costs	15	29
Accretion of original issue discount	62	13
Interest expense	$394	$703
Interest expense related to the Revolving Credit Facility included in Interest income (expense), net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Commitment fee	$26	$30
Amortization of deferred financing costs	16	16
Accretion of original issue discount	42	42
Interest expense	$84	$88
A summary of principal payments due on the Term Loan Facility, by year, from March 31, 2025 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2025 (excluding the three months ended March 31, 2025)	$750
2026	1,500
2027	1,500
2028	2,000
2029	13,000
Outstanding principal	$18,750

As of March 31, 2025, the fair value of the Term Loan Facility was $19.0 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to March 31, 2025 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.
Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income (loss) per common share for each of the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts). In the presentation below “Net Income from continuing operations” and “Net Income from continuing operations available to common shareholders” represent the same value.

	Three Months Ended March 31,
	2025	2024
Net income from continuing operations	$7,023	$9,061
Income from discontinued operations, net of tax	—	200
Net income	7,023	9,261
Weighted average common shares outstanding	147,272,324	146,404,587
Basic net income per common share:
Continuing operations	0.05	$0.06
Discontinued operations	—	$0.00
Basic net income per common share	$0.05	$0.06
Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income from continuing operations	7,023	9,061
Income from discontinued operations, net of tax	—	200
Net income	7,023	9,261
Weighted average shares outstanding	147,272,324	146,404,587
Adjustments:
Potential common shares
Restricted stock unit awards	1,565,979	2,016,109
Outstanding stock options	598,798	1,499,970
Performance stock unit awards	230,549	106,802
Employee stock purchase plan	9,802	639
Total adjustments	2,405,128	3,623,520
Weighted average shares outstanding adjusted for potential common shares	149,677,452	150,028,107
Diluted net income per common share:
Continuing operations	$0.05	$0.06
Discontinued operations	—	0.00
Diluted net income per common share	$0.05	$0.06
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 18.5% and 20.6% for the three months ended March 31, 2025 and 2024, respectively.
Restricted stock vestings favorably impacted the effective tax rate for the three ended March 31, 2025 and 2024.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$343	$1,403
Cash paid for income taxes	23	8
Non-cash activities:
Minimum Profit Share Payments pursuant to TELA APA	—	2,731
Right of use assets arising from operating lease liabilities	—	1,820
Issuance of shares pursuant to employee stock purchase plan	848	797
Purchases of equipment in accounts payable	—	626
Consideration payable to TELA	—	366
Unpaid deferred financing costs	—	149

12. Commitments and Contingencies
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. Pursuant to the TELA APA, the Company is required to make additional payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The company’s remaining obligation of Profit Share Payments to TELA as of March 31, 2025 is $2.7 million.
As of March 31, 2025, the fair value for the minimum amount of Profit Share Payments was $2.5 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities and other liabilities in the unaudited condensed consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of March 31, 2025 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2024 Form 10-K.
The Company has no accrual for potential losses related to legal matters as of March 31, 2025. The Company made no payments toward the resolution of legal matters involving the Company during the three months ended March 31, 2025 or 2024.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
AXIOFILL
The Company received a Warning Letter on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties have each filed motions for summary judgment in the case, and the oral argument on the summary judgment motions was held on March 20, 2025.

13.     Revenue
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
Below is a summary of net sales by product line (in thousands):

	Three Months Ended March 31,
	2025	2024
Wound	$56,073	$57,049
Surgical	32,132	27,660
Total	$88,205	$84,709
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three months ended March 31, 2025 or 2024.
14.     Segment Information
The Company determines its operating segment based on how the Chief Operating Decision Maker (“CODM”) reviews the business and makes resource allocation decisions. The Company concluded that Joseph Capper, the Company’s Chief Executive Officer, is the CODM.
The Company has a single operating segment, which has not been aggregated with other operating segments.
The CODM uses several measures of profit or loss to assess Company performance and allocate resources. Of these measures, net income is the measure that most aligns to GAAP. Other measures used by the CODM includes adjusted earnings before interest, taxes, depreciation and amortization. The CODM assesses actual results against budgets and forecasts, and uses this information to inform various strategic investments into the Company’s operations, including headcount and compensation.
Each financial statement caption included on the condensed consolidated statements of operations reflects a significant segment expense evaluated by the CODM. In addition to this, the CODM also evaluates selling and marketing expense and general and administrative expense, both of which are components of selling, general, and administrative expense on the condensed consolidated statements of operations.
The below table presents selling and marketing and general administrative expense (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Selling and marketing	$46,861	$44,477
General and administrative	13,108	10,652
Selling, general and administrative	$59,969	$55,129
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$984	$684
Interest expense	(478)	(2,374)
Interest expense, net	$506	$(1,690)

To see depreciation expense, amortization expense, income tax expense, and significant noncash items for this segment please refer to Note 5, Property and Equipment, Net, Note 6, Intangible Assets, Net, Note 10, Income taxes, Note 11, Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities, respectively.
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
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$—	$(200)
Income from discontinued operations	$—	$200
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Executive Summary
During the first quarter of 2025, the Company delivered the following operational and financial highlights:
•Net sales of $88 million, reflecting 4% growth over the prior year period, which were comprised of:
◦Net sales of Wound products of $56 million, reflecting a modest decline of 1.7% compared to the prior year period
◦Net sales of Surgical products of $32 million, reflecting an increase of 16.2% compared to the prior year period
•GAAP net income and net income margin for the first quarter of 2025 of $7 million and 8%, respectively.
•Increased cash balance to $106 million, representing a $2 million increase sequentially and a $58 million increase compared to March 31, 2024
Overview
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
This discussion, which presents our results for the three months ended March 31, 2025 and 2024, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$88,205	$84,709	$3,496	4.1%
Cost of sales	16,558	12,987	3,571	27.5%
Gross profit	71,647	71,722	(75)	(0.1)%
Selling, general and administrative	59,969	55,129	4,840	8.8%
Research and development	3,328	2,841	487	17.1%
Investigation, restatement and related	—	311	(311)	nm
Amortization of intangible assets	99	189	(90)	(47.6)%
Impairment of intangible assets	—	54	(54)	nm
Interest income (expense), net	506	(1,690)	2,196	nm
Other expense, net	(145)	(99)	(46)	46.5%
Income tax provision (expense)	(1,589)	(2,348)	759	(32.3)%
Net income from continuing operations	7,023	9,061	(2,038)	(22.5)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended March 31, 2025 of $88.2 million, a $3.5 million, or 4.1%, increase compared to the three months ended March 31, 2024, in which we recognized net sales of $84.7 million.
Our sales by product line were as follows (amounts in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Wound	$56,073	$57,049	$(976)	(1.7)%
Surgical	32,132	27,660	4,472	16.2%
Total	$88,205	$84,709	$3,496	4.1%
Net sales of our Wound product portfolio were $56.1 million for the three months ended March 31, 2025, a $1.0 million or 1.7% decrease compared to $57.0 million for the three months ended March 31, 2024. The decrease was primarily driven by continued challenges associated with ongoing competitive challenges related to Medicare business in the private office and associated care settings and higher-than-expected turnover of certain of our sales team and loss of associated sales in mid-2024. The Company’s recent addition of CELERA to its product portfolio helped to partially offset these headwinds.

Net sales of our Surgical products totaled $32.1 million for the three months ended March 31, 2025, reflecting an increase of $4.5 million, or 16.2%, compared to $27.7 million for the three months ended March 31, 2024. Sales growth from certain Surgical products, particularly AMNIOFIX and AMNIOEFFECT, as well as contributions from HELIOGEN, drove this increase.

Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended March 31, 2025 and 2024 was $16.6 million and $13.0 million, respectively, an increase of $3.6 million, or 27.5%, year-over-year. Gross profit margin for the three months ended March 31, 2025 was 81.2% compared to 84.7% for the three months ended March 31, 2024. The year-over-year decrease in gross margin was driven by production variances and product mix. In addition, amortization of our acquired intangible assets during the three months ended March 31, 2025 further decreased margins. There was no equivalent activity during the three months ended March 31, 2024.

Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2025 was $60.0 million, compared to $55.1 million for the three months ended March 31, 2024. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Selling and marketing	$46,861	$44,477
General and administrative	13,108	10,652
Selling, general and administrative	$59,969	$55,129
Sales and marketing expenses increased $2.4 million or 5%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expenses increased $2.5 million or 23%, year over year, which was driven by incremental spend from legal and regulatory disputes in the current period, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development (“R&D”) expense for the three months ended March 31, 2025 was $3.3 million, compared to $2.8 million for the three months ended March 31, 2024, an increase of $0.5 million, or 17.1%. R&D spend in the quarter was driven by the ongoing enrollment of our EPIEFFECT randomized clinical trial along with ongoing investments in the development of future products in our pipeline.

Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.1 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, a decrease of $0.1 million or 47.6%. The decrease is due to certain intangible assets being fully amortized.
Interest Income (Expense), Net
Interest income, net was $0.5 million for the three months ended March 31, 2025 compared to net interest expense of $1.7 million for the three months ended March 31, 2024. The three months ended March 31, 2024 reflected loss on extinguishment of debt of $1.4 million resulting from the repayment and termination of a previous loan agreement. The remaining difference was driven by year-over-year decreases in outstanding borrowings and interest rates on outstanding borrowings, as well as improvements to our treasury management.
Income Tax Provision Expense
The effective tax rates for the Company were 18.5% and 20.6% for the three months ended March 31, 2025 and March 31, 2024, respectively. The effective tax rates in each period were favorably impacted by vestings of restricted stock.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the three months ended March 31, 2025 was $5.3 million, compared to $6.8 million for the three months ended March 31, 2024. The change was primarily the result of lower collections and greater expenses during the three months ended March 31, 2025.
Investing Activities
Net cash used for investing activities during the three months ended March 31, 2025 was $0.4 million, compared to $6.0 million for the three months ended March 31, 2024. Activity for the three months ended March 31, 2024 reflects our $5.0 million investment to expand our product portfolio through the TELA and Regenity agreements. There was no equivalent activity during 2025. The remaining difference reflects a year-over-year decrease in capital expenditures.

Financing Activities
Net cash used for financing activities during the three months ended March 31, 2025 was $2.9 million. Cash used by financing activities was $33.5 million during the three months ended March 31, 2024. The cash used during the three months ended March 31, 2024 was due to the repayment of the initial $30.0 million drawing under the Revolving Credit Facility, as well as deferred financing costs and other payments made as part of the Debt Refinancing Transactions, as defined above. There was no equivalent activity during the same period in 2025. The cash used during the three months ended March 31, 2025 was primarily related to tax witholdings on vestings of restricted stock.
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
As of March 31, 2025, we had $106.4 million of cash and cash equivalents, total current assets of $200.1 million and total current liabilities of $42.6 million, reflecting a current ratio of 4.7. We had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Agreement
In January 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. Proceeds from the initial drawings under the Credit Facilities together with cash on hand were used to repay in full the $50.0 million principal amount and other outstanding obligations under a previous loan agreement and to pay related fees, premiums, costs and expenses (collectively with the entry into the Citizens Credit Agreement and the initial borrowings thereunder, the “Debt Refinancing Transactions”). In February 2024, the Company repaid the initial $30.0 million drawing under the Revolving Credit Facility and had no outstanding borrowings under this facility as of March 31, 2025. The Term Loan Facility matures in January 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 7.9% as of March 31, 2024.
Contractual Obligations
There were no significant changes to our contractual obligations during the three months ended March 31, 2025 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our Annual Report on Form 10-K filed with the SEC on February 26, 2025.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our Annual Report on Form 10-K filed with the SEC on February 26, 2025. There were no new critical accounting estimates applied in the preparation of this Form 10-Q.
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
The interest rate on our Term Loan Facility is determined quarterly based on the 1-month term SOFR. As of March 31, 2025, the interest rate on our Term Loan Facility was 6.7%. A 100 basis point change in SOFR would change our interest expense by $0.2 million on an annualized basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in its 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchases (as defined in Exchange Act Rule 10b-18) during the three month period ended March 31, 2025:

	Total number of shares purchased[1]	Average price paid per share	Total number of shares purchased under publicly announced plan	Approximate dollar value of shares that may yet be purchased under plans or programs
January 1 - January 31, 2025	—	$—	—	$—
February 1 - February 28, 2025	186,242	8.30	—	—
March 1 - March 31, 2025	115,059	7.93	—	—
Total for the quarter	301,301	$8.16	$—	$—
(1) Reflect net settlement of shares by the Company upon vesting of employee restricted stock units in order to satisfy tax withholding obligations.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

April 30, 2025	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)