Form 10-Q
period 2025-06-30
MIMEDX GROUP, INC.
filed 2025-07-30
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2025

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
Yes ☐ No ☒

There were 147,959,416 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 25, 2025.

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
Certain statements made in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended. All statements herein relating to events or results that may occur in the future are forward-looking statements, including, without limitation, statements regarding the following:
•our strategic focus and current business priorities, including broadening of our product portfolio, and our ability to implement these priorities;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$118,869	$104,416
Accounts receivable, net	69,228	55,828
Inventory	24,890	23,807
Prepaid expenses	4,863	5,018
Other current assets	3,026	2,817
Total current assets	220,876	191,886
Property and equipment, net	5,390	5,944
Right of use asset	4,987	5,606
Deferred tax asset, net	27,397	28,306
Goodwill	19,441	19,441
Intangible assets, net	12,028	11,626
Other assets	990	1,106
Total assets	$291,109	$263,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	1,250	1,000
Accounts payable	8,499	7,409
Accrued compensation	22,025	23,667
Accrued expenses	15,105	9,012
Other current liabilities	3,411	4,507
Total current liabilities	50,290	45,595
Long term debt, net	17,211	17,830
Other liabilities	6,984	7,383
Total liabilities	$74,485	$70,808
Stockholders' equity
Common stock; 0.001 par value; 250,000,000 shares authorized; 147,924,862 issued and outstanding at June 30, 2025 and 146,932,032 issued and outstanding at December 31, 2024	148	147
Additional paid-in capital	291,096	284,219
Accumulated deficit	(74,620)	(91,259)
Total stockholders' equity	216,624	193,107
Total liabilities and stockholders’ equity	$291,109	$263,915
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$98,605	$87,207	$186,810	$171,915
Cost of sales	18,681	14,855	35,239	27,841
Gross profit	79,924	72,352	151,571	144,074

Operating expenses:
Selling, general and administrative	64,151	55,401	124,120	110,530
Research and development	3,303	3,012	6,632	5,852
Investigation, restatement and related	—	(9,701)	—	(9,390)
Amortization of intangible assets	100	190	199	379
Impairment of intangible assets	—	—	—	54
Operating income	12,370	23,450	20,620	36,649

Other expense, net
Interest income (expense), net	738	3	1,244	(1,687)
Other expense, net	(101)	(237)	(247)	(336)
Income from continuing operations before income tax	13,007	23,216	21,617	34,626
Income tax provision	(3,389)	(5,595)	(4,978)	(7,944)
Net income from continuing operations	9,618	17,621	16,639	26,682
Income from discontinued operations, net of tax	—	4	—	204
Net income	$9,618	$17,625	$16,639	$26,886

Basic net income per common share:
Continuing operations	$0.07	$0.12	$0.11	$0.18
Discontinued operations	—	0.00	—	0.00
Basic net income per common share	$0.07	$0.12	$0.11	$0.18

Diluted net income per common share:
Continuing operations	$0.06	$0.12	$0.11	$0.18
Discontinued operations	—	0.00	—	0.00
Diluted net income per common share	$0.06	$0.12	$0.11	$0.18

Weighted average common shares outstanding - basic	147,761,332	147,326,273	147,518,179	147,033,879
Weighted average common shares outstanding - diluted	149,317,281	148,897,920	149,529,544	149,211,012

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	147,607,622	$148	$286,864	$(84,236)	$202,776
Share-based compensation expense	—	—	4,756	—	4,756
Issuance of restricted stock, net	317,240	—	(526)	—	(526)
Net income	—	—	—	9,618	9,618
Balance at June 30, 2025	147,924,862	$148	$291,096	$(74,620)	$216,624

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	147,528,596	$148	$280,000	$(124,417)	$155,731
Share-based compensation expense	—	—	4,091	—	4,091
Exercise of stock options	36,100	—	244	—	244
Issuance of restricted stock, net	384,706	—	(351)	—	(351)
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	(9,300)
Net Income	—	—	—	17,625	17,625
Balance at June 30, 2024	146,749,402	$147	$274,685	$(106,792)	$168,040

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	$(91,259)	$193,107
Employee stock purchase plan	149,457	—	848	—	848
Issuance of restricted stock, net	843,373	1	(2,985)	—	(2,984)
Share-based compensation	—	—	9,014	—	9,014
Net Income	—	—	—	16,639	16,639
Balance at June 30, 2025	147,924,862	$148	$291,096	$(74,620)	$216,624

	Common Stock Issued		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	$(133,678)	$142,717
Share-based compensation expense	—	—	8,431	—	8,431
Employee stock purchase plan	121,783	—	797	—	797
Issuance of restricted stock, net	1,453,960	2	(2,503)	—	(2,501)
Exercise of stock options	146,020	—	1,010	—	1,010
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	(9,300)
Net income	—	—	—	26,886	26,886
Balance at June 30, 2024	146,749,402	$147	$274,685	$(106,792)	$168,040

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income from continuing operations	$16,639	$26,682
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities from continuing operations:
Share-based compensation	9,014	8,431
Depreciation and amortization	6,371	1,896
Deferred income taxes	908	7,337
Credit loss expense	1,093	419
Non-cash lease expenses	619	641
Shares received in settlement of litigation	—	(9,300)
Loss on extinguishment of debt	—	1,401
Other	294	507
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(14,493)	654
Inventory	(1,083)	(3,604)
Prepaid expenses	155	1,594
Other assets	(2,261)	(1,464)
Accounts payable	792	(1,078)
Accrued compensation	(791)	(4,709)
Accrued expenses	3,528	751
Other liabilities	(1,067)	(1,436)
Net cash flows from operating activities of continuing operations	19,718	28,722
Net cash flows used in operating activities of discontinued operations	—	(930)
Net cash flows provided by operating activities	19,718	27,792

Cash flows from investing activities:
Cash paid for acquisitions	(700)	(5,366)
Purchases of equipment	(556)	(1,249)
Patent application costs	(37)	(314)
Net cash flows used in investing activities	(1,293)	(6,929)

Cash flows from financing activities:
Proceeds from Citizens Revolving Credit Facility	—	30,000
Proceeds from Citizens Term Loan Facility	—	19,783
Prepayment premium on Hayfin term loan	—	(500)
Deferred financing cost	—	(1,101)
Repayment of Hayfin term loan	—	(50,000)
Repayment of Citizens Revolving Credit Facility	—	(30,000)
Principal payment on Citizens Term Loan Facility	(500)	(500)
Proceeds from exercise of stock options	—	1,010
Principal payments on finance lease	—	(17)
Stock repurchased for tax withholdings on vesting of restricted stock	(2,984)	(2,501)
Cash paid for Profit Share Payment (Note 12)	(488)	—
Net cash flows used in financing activities	(3,972)	(33,826)

Net change in cash	14,453	(12,963)

Cash and cash equivalents, beginning of period	104,416	82,000
Cash and cash equivalents, end of period	$118,869	$69,037
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Accounting Standards Update 2024-04 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain income statement expenses within the footnotes to the financial statements. ASU 2024-03 is intended to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses, and research and development. Adoption is required for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
All other ASUs issued and not yet effective as of June 30, 2025, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, gross	$73,172	$58,960
Less: allowance for doubtful accounts	(3,944)	(3,132)
Accounts receivable, net	$69,228	$55,828
Activity related to the Company’s allowance for doubtful accounts for the three and six June 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at January 1	$3,132	$3,144
Bad debt expense	742	199
Write-offs	—	$(77)
Balance at March 31	$3,874	$3,266
Bad debt expense	351	220
Write-offs	(281)	(217)
Balance at June 30	$3,944	$3,269
4.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,080	$1,010
Work in process	4,517	8,580
Finished goods	19,293	14,217
Inventory	$24,890	$23,807

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory and clean room equipment	$15,750	$15,549
Furniture and equipment	1,979	1,951
Leasehold improvements	8,799	8,213
Construction in progress	418	686
Asset retirement cost	877	867
Property and equipment, gross	27,823	27,266
Less: accumulated depreciation and amortization	(22,433)	(21,322)
Property and equipment, net	$5,390	$5,944
Depreciation expense was the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation Expense	$558	$558	$1,120	$1,135
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,575	$(8,662)	$1,913	$10,320	$(8,488)	$1,832
Licenses	1,000	(129)	871	1,000	(104)	896
Customer and supplier relationships	7,659	(1,912)	5,747	7,659	(1,147)	6,512
Tradenames and trademarks	8,553	(6,137)	2,416	2,937	(1,850)	1,087
Total amortized intangible assets	$27,787	$(16,840)	$10,947	$21,916	$(11,589)	$10,327

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	73		73	291		291
Total intangible assets	$28,868		$12,028	$23,215		$11,626
The Company recognized $0.1 million of impairment of intangible assets during the six months ended June 30, 2024, which related to abandoned patents.

Expected future amortization of intangible assets as of June 30, 2025, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2025 (excluding the six months ended June 30, 2025)	$3,394
2026	1,790
2027	1,790
2028	1,787
2029	631
Thereafter	1,555
Total amortized intangible assets	$10,947
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Commissions to sales agents	$4,192	$3,843
Accrued rebates	1,728	1,223
Estimated sales returns	1,767	1,990
Legal costs	1,969	459
Accrued group purchasing organization fees	746	411
Accrued inventory receipts	3,730	871
Other	973	215
Accrued expenses	$15,105	$9,012
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. On February 27, 2024, the Company repaid the initial $30.0 million draw under the Revolving Credit Facility and had no outstanding borrowings under this facility as of June 30, 2025. The Term Loan Facility matures on January 19, 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.7% as of June 30, 2025.
The balances of the Term Loan Facility as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,250	$17,250	$1,000	$18,000
Deferred financing costs	—	(8)	—	(33)
Original issue discount	—	(31)	—	(137)
Long term debt, net	$1,250	$17,211	$1,000	$17,830
Interest expense related to the Term Loan Facility included in interest income (expense), net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest	$363	$396	$707	$1,057
Amortization of deferred financing costs	10	4	25	34
Accretion of original issue discount	43	11	106	24
Interest expense	$416	$411	$838	$1,115
Interest expense related to the Revolving Credit Facility included in interest income (expense), net in the unaudited condensed consolidated statements of operations, was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commitment fee	$47	$47	$93	$78
Amortization of deferred financing costs	16	16	32	32
Accretion of original issue discount	42	42	84	84
Interest expense	$105	$105	$209	$194
A summary of principal payments due on the Term Loan Facility, by year, from June 30, 2025 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2025 (excluding the six months ended June 30, 2025)	$500
2026	1,500
2027	1,500
2028	2,000
2029	13,000
Outstanding principal	$18,500

As of June 30, 2025, the fair value of the Term Loan Facility was $18.1 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to June 30, 2025 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.
Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income per common share for each of the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from continuing operations	$9,618	$17,621	$16,639	$26,682
Income from discontinued operations, net of tax	—	4	—	204
Net income	9,618	17,625	16,639	26,886
Weighted average common shares outstanding	147,761,332	147,326,273	147,518,179	147,033,879
Basic net income per common share:
Continuing operations	0.07	$0.12	0.11	$0.18
Discontinued operations	—	0.00	—	0.00
Basic net income per common share	$0.07	$0.12	$0.11	$0.18
Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from continuing operations	$9,618	$17,621	$16,639	$26,682
Income from discontinued operations, net of tax	—	4	—	204
Net income	9,618	17,625	16,639	26,886
Weighted average shares outstanding	147,761,332	147,326,273	147,518,179	147,033,879
Adjustments:
Potential common shares
Restricted stock unit awards	905,549	1,076,243	1,267,682	1,635,983
Outstanding stock options	461,125	423,756	535,856	477,572
Performance stock unit awards	173,973	59,092	205,205	57,335
Employee stock purchase plan	15,302	12,556	2,622	6,243
Total adjustments	1,555,949	1,571,647	2,011,365	2,177,133
Weighted average shares outstanding adjusted for potential common shares	149,317,281	148,897,920	149,529,544	149,211,012
Diluted net income per common share:
Continuing operations	$0.06	$0.12	$0.11	$0.18
Discontinued operations	—	0.00	—	0.00
Diluted net income per common share	$0.06	$0.12	$0.11	$0.18
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 26.1% and 24.1% for the three months ended June 30, 2025 and June 30, 2024, respectively. On a continuing operating basis, the effective tax rates for the Company were 23.0% and 22.9% for the six months ended June 30, 2025 and 2024, respectively.
Restricted stock vestings favorably impacted the effective tax rate for the three and six months ended June 30, 2025 and 2024. In addition, the effective tax rate in each period was unfavorably impacted by deduction limitations on executive officer compensation.
One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law that will be applicable to the Company beginning in tax year 2025. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is in the process of evaluating the impact of the Act.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$707	$1,853
Cash paid for income taxes	4,083	1,979
Non-cash activities:
Issuance of shares pursuant to employee stock purchase plan	848	797
Unpaid acquisition consideration in accrued expenses	2,564	—
Minimum Profit Share Payments pursuant to TELA APA	—	2,731
Right of use assets arising from operating lease liabilities	—	1,820
Fair value shares received in settlement of litigation	—	9,300

12. Commitments and Contingencies
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. Pursuant to the TELA APA, the Company is required to make additional payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The company’s remaining obligation of Profit Share Payments to TELA as of June 30, 2025 is $2.4 million.
As of June 30, 2025, the fair value for the minimum amount of Profit Share Payments was $2.3 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities and other liabilities in the unaudited condensed consolidated balance sheet.
Vaporox Agreement
On June 30, 2025, the Company entered into a convertible note purchase agreement with Vaporox, Inc (“Vaporox Agreement”). for $2.0 million. The note matures on June 30, 2028, and contains various contingent conversion and redemption features. The Vaporox Agreement was funded on July 1, 2025.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of June 30, 2025 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2024 Form 10-K.
The Company has no accrual for potential losses related to legal matters as of June 30, 2025. The Company made no payments toward the resolution of legal matters involving the Company during the six months ended June 30, 2025 or 2024.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
AXIOFILL
The Company received a Warning Letter from the FDA on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section

361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties have each filed motions for summary judgment in the case, and the oral argument on the summary judgment motions was held on March 20, 2025.

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
Below is a summary of net sales by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wound	$64,476	$57,547	120,549	$114,595
Surgical	34,129	29,660	66,261	57,320
Total	$98,605	$87,207	$186,810	$171,915
The Company did not have significant foreign operations or a single external customer from which 10% or more of revenues were derived during the three or six months ended June 30, 2025 or 2024.
14.     Segment Information
The Company determines its operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the business and makes resource allocation decisions. The Company concluded that Joseph Capper, the Company’s Chief Executive Officer, is the CODM.
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
The below table presents selling and marketing and general administrative expense (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling and marketing	$47,867	$41,725	$94,728	$86,203
General and administrative	16,284	13,676	29,392	24,327
Selling, general and administrative	$64,151	$55,401	$124,120	$110,530
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,213	$525	$2,197	$1,209
Interest expense	(475)	(522)	(953)	(2,896)
Interest expense, net	$738	$3	$1,244	$(1,687)
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
15. Acquisitions
During 2024 and the six months ended June 30, 2025, the Company entered into various agreements which conveyed trademarks associated with CELERA and EMERGE to MiMedx. The agreements required MiMedx to make payments at the time of the acquisition and additional payments over time when and if product is manufactured. The Company accounted for these transactions as acquisitions of assets. Accordingly, the Company capitalized payments made to acquire assets as payments were made or as the contingencies surrounding such payment were resolved as part of the acquired assets. Any future payments associated with a contingency may also be capitalized as part of the acquired asset, to the extent that such payments are considered to be costs to acquire the associated asset.
16. Discontinued Operations
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
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2024 as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Selling, general and administrative expense	$(4)	$(4)
Research and development expense	—	(200)
Income from discontinued operations	$(4)	$(204)
The financial obligations associated with discontinued operation ceased during the third quarter of 2024.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During the second quarter of 2025, the Company delivered the following operational and financial highlights:
•Net sales of $99 million, reflecting 13% growth over the prior year period, which were comprised of:
◦Net sales of Wound products of $64 million, reflecting an increase of 12% compared to the prior year period

◦Net sales of Surgical products of $34 million, reflecting an increase of 15% compared to the prior year period
•GAAP net income and net income margin for the second quarter of 2025 of $10 million and 10%, respectively.
•Increased cash balance to $119 million, representing a $12 million increase sequentially and a $50 million increase compared to June 30, 2024
On July 14 and 15, 2025, the Centers for Medicare and Medicaid Services (“CMS”) released the CY 2026 Physician Fee Schedule (“PFS”) proposal and the CY 2026 Hospital Outpatient Prospective Payment System (“OPPS”) proposal. Under these proposed rules, which are scheduled for implementation on January 1, 2026, CMS is calling for a consistent payment approach for skin substitutes across the private office and HOPD settings with a fixed price of $125.38 per square centimeter. The PFS and OPPS proposals are currently in a comment period, ending in mid-September, after which CMS will publish its final rules for reimbursement in these care settings. Together with the Local Coverage Determinations and the recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that could begin impacting the industry and MIMEDX, beginning January 1, 2026.
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
This discussion, which presents our results for the three and six months ended June 30, 2025 and 2024, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$98,605	$87,207	$11,398	13.1%
Cost of sales	18,681	14,855	3,826	25.8%
Gross profit	79,924	72,352	7,572	10.5%
Selling, general and administrative	64,151	55,401	8,750	15.8%
Research and development	3,303	3,012	291	9.7%
Investigation, restatement and related	—	(9,701)	9,701	nm
Amortization of intangible assets	100	190	(90)	(47.4)%
Interest income, net	738	3	735	nm
Other expense, net	(101)	(237)	136	(57.4)%
Income tax provision (expense)	(3,389)	(5,595)	2,206	(39.4)%
Net income from continuing operations	9,618	17,621	(8,003)	(45.4)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended June 30, 2025 of $98.6 million, a $11.4 million, or 13.1%, increase compared to the three months ended June 30, 2024, in which we recognized net sales of $87.2 million.

Our sales by product line were as follows (amounts in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Wound	$64,476	$57,547	$6,929	12.0%
Surgical	34,129	29,660	4,469	15.1%
Total	$98,605	$87,207	$11,398	13.1%
Net sales of our Wound product portfolio were $64.5 million for the three months ended June 30, 2025, a $6.9 million or 12.0% increase compared to $57.5 million for the three months ended June 30, 2024. Second quarter Wound product sales growth was driven by sales of our newer products, CELERA and EMERGE, which offset decreases in sales of other products in our Wound portfolio. The increase is also attributable to turnover of certain of our sales team and customers in the three months ended June 30, 2024.
Net sales of our Surgical products totaled $34.1 million for the three months ended June 30, 2025, reflecting an increase of $4.5 million, or 15.1%, compared to $29.7 million for the three months ended June 30, 2024. This increase was primarily driven by sales volume contributions from certain Surgical products, particularly AMNIOFIX and AMNIOEFFECT, as well as contributions from HELIOGEN.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended June 30, 2025 and 2024 was $18.7 million and $14.9 million, respectively, an increase of $3.8 million, or 25.8%, year-over-year. Gross profit margin for the three months ended June 30, 2025 was 81.1% compared to 83.0% for the three months ended June 30, 2024. The year-over-year decrease in gross margin was driven by production variances and product mix. In addition, amortization of our acquired EMERGE and CELERA trademarks assets during the three months ended June 30, 2025 further decreased margins.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2025 was $64.2 million, compared to $55.4 million for the three months ended June 30, 2024. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Selling and marketing	$47,867	$41,725	$6,142	14.7%
General and administrative	16,284	13,676	2,608	19.1%
Selling, general and administrative	$64,151	$55,401	$8,750	15.8%
Sales and marketing expenses increased $6.1 million or 14.7%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expenses increased $2.6 million or 19.1%, year over year, which was driven by incremental spend from legal and regulatory disputes in the current period, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development (“R&D”) expense for the three months ended June 30, 2025 was $3.3 million, compared to $3.0 million for the three months ended June 30, 2024, an increase of $0.3 million, or 9.7%. R&D spend in the quarter was driven by the ongoing enrollment of our EPIEFFECT randomized clinical trial along with ongoing investments in the development of future products in our pipeline.

Investigation, Restatement and Related Benefit

Investigation, restatement and related benefit was $9.7 million for the three months ended June 30, 2024. The benefit resulted from various settlements related to former officers and other related matters. Investigation, restatement and related costs ceased in 2024.

Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.1 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024, a decrease of $0.1 million or 47.4%. The decrease is due to certain intangible assets being fully amortized.
Interest Income, Net
Interest income, net was $0.7 million for the three months ended June 30, 2025 compared to immaterial interest income for the three months ended June 30, 2024. The increase was generally driven by increases in our cash balances, year over year.
Income Tax Provision
The effective tax rates for the Company were 26.1% and 24.1% for the three months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rates in each period were favorably impacted by vestings of restricted stock, offset by deduction limitations on executive compensation.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$186,810	$171,915	$14,895	8.7%
Cost of sales	35,239	27,841	7,398	26.6%
Gross profit	151,571	144,074	7,497	5.2%
Selling, general and administrative	124,120	110,530	13,590	12.3%
Research and development	6,632	5,852	780	13.3%
Investigation, restatement and related	—	(9,390)	9,390	nm
Amortization of intangible assets	199	379	(180)	(47.5)%
Impairment of intangible assets	—	54	(54)	nm
Interest income (expense), net	1,244	(1,687)	2,931	nm
Other expense, net	(247)	(336)	89	(26.5)%
Income tax provision (expense)	(4,978)	(7,944)	2,966	(37.3)%
Net income from continuing operations	16,639	26,682	(10,043)	(37.6)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the six months ended June 30, 2025 of $186.8 million, a $14.9 million, or 8.7%, increase compared to the six months ended June 30, 2024, for which we recorded net sales of $171.9 million.
Our sales by product were as follows (amounts in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Wound	$120,549	$114,595	$5,954	5.2%
Surgical	66,261	57,320	8,941	15.6%
Total	$186,810	$171,915	$14,895	8.7%
Net sales of our Wound product portfolio were $120.5 million for the six months ended June 30, 2025, a $6.0 million or 5.2% increase compared to $114.6 million for the six months ended June 30, 2024. The increase was primarily driven by sales of our newer products, CELERA and EMERGE, which offset decreases in sales of other Wound products. The increase is also attributable to turnover of certain of our sales team and customers in the six months ended June 30, 2024.

Net sales of our Surgical products totaled $66.3 million, reflecting growth of $8.9 million, or 15.6%, compared to the six months ended June 30, 2024. The increase was primarily driven by sales volume contributions from certain Surgical products, particularly AMNIOFIX and AMNIOEFFECT, as well as contributions from HELIOGEN.
Cost of Sales and Gross Profit Margin
Cost of sales for the six months ended June 30, 2025 was $35.2 million, an increase of $7.4 million, or 26.6%, compared to $27.8 million for the six months ended June 30, 2024. Gross profit margin for the six months ended June 30, 2025 was 81.1% compared to 83.8% for the six months ended June 30, 2024. The increase in cost of sales were driven by increases in sales volume. The year-over-year decrease in gross margin was driven by production variances and product mix. In addition, amortization of our acquired intangible assets during the six months ended June 30, 2025 further decreased margins.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the six months ended June 30, 2025 increased by $13.6 million, or 12.3%, to $124.1 million, compared to $110.5 million for the six months ended June 30, 2024. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Selling and marketing	$94,728	$86,203	$8,525	9.9%
General and administrative	29,392	24,327	5,065	20.8%
Selling, general and administrative	$124,120	$110,530	$13,590	12.3%
Sales and marketing expenses increased $8.5 million or 9.9%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expenses increased $5.1 million or 20.8%, year over year, which was driven by incremental spend from legal and regulatory disputes in the current period, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development expenses for the six months ended June 30, 2025 was $6.6 million, compared to $5.9 million for the six months ended June 30, 2024. This increase was driven by the ongoing enrollment of our EPIEFFECT randomized clinical trial along with ongoing investments in the development of future products in our pipeline.
Investigation, Restatement and Related Benefit

There was no investigation, restatement and related expense for the six months ended June 30, 2025 compared to a benefit of $9.4 million for the six months ended June 30, 2024. The benefit resulted from various settlements related to former officers and other related matters. Investigation, restatement and related expenses ceased in 2024.
Amortization of Intangible Assets
Amortization expense related to intangible assets was $0.2 million for the six months ended June 30, 2025 compared to $0.4 million for the six months ended June 30, 2024. The decrease is due to certain intangible assets being fully amortized.
Impairment of Intangible Assets
Impairment for the six months ended June 30, 2024 was $0.1 million, which relates to abandoned patents.
Interest Income (Expense), Net
Interest income, net was $1.2 million for the six months ended June 30, 2025 compared to interest expense, net of $1.7 million for the six months ended June 30, 2024. The change was the result of a decrease in outstanding debt and lower interest rates under the Citizens Credit Facilities. The change was also driven by increased cash balances, year over year. Additionally, 2024 reflects loss on extinguishment of debt arising from the repayment and termination of a previous loan agreement ($1.4 million).

Income Tax Provision
The effective tax rates for the Company were 23.0% and 22.9% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates in each period were favorably impacted by vestings of restricted stock. These effects were partially offset by deduction limitations on executive compensation.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the six months ended June 30, 2025 was $19.7 million, compared to $27.8 million for the six months ended June 30, 2024. The change was primarily the result of greater expenses during the six months ended June 30, 2025.
Investing Activities
Net cash used for investing activities during the six months ended June 30, 2025 was $1.3 million, compared to $6.9 million for the six months ended June 30, 2024. Activity for the six months ended June 30, 2024 reflects our $5.0 million investment to expand our product portfolio through the TELA and Regenity agreements compared to the $0.7 million in cash paid for acquisitions during the six months ended June 30, 2025. The remaining difference reflects a year-over-year decrease in capital expenditures.
Financing Activities
Net cash used for financing activities during the six months ended June 30, 2025 was $4.0 million. Cash used by financing activities was $33.8 million during the six months ended June 30, 2024. The cash used during the six months ended June 30, 2024 was due to the repayment of the initial $30.0 million draw under the Revolving Credit Facility. There was no equivalent activity during the same period in 2025. The cash used during the six months ended June 30, 2025 was primarily related to tax witholdings on vestings of restricted stock.
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
As of June 30, 2025, we had $118.9 million of cash and cash equivalents, total current assets of $220.9 million and total current liabilities of $50.3 million, reflecting a current ratio of 4.4. We had $18.5 million of long term debt outstanding and $75 million of availability under our Revolving Credit Facility (as discussed below).
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Agreement
In January 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with a $20 million Term Loan Facility and a $30 million Revolving Credit Facility. As of June 30, 2025, the Company has $18.5 million of principal outstanding on the Term Loan Facility that bears interest at 6.7% and no borrowings outstanding under the Revolving Credit Facility.
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%.
Contractual Obligations

There were no significant changes to our contractual obligations during the six months ended June 30, 2025 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in our Annual Report on Form 10-K filed with the SEC on February 26, 2025.
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
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

July 30, 2025	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)