Form 10-Q
period 2025-09-30
MIMEDX GROUP, INC.
filed 2025-10-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2025

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
Yes ☐ No ☒

There were 148,102,159 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 20, 2025.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$142,083	$104,416
Accounts receivable, net	78,186	55,828
Inventory	26,502	23,807
Prepaid expenses	4,248	5,018
Other current assets	3,076	2,817
Total current assets	254,095	191,886
Property and equipment, net	5,003	5,944
Right of use asset	4,668	5,606
Deferred tax asset, net	21,647	28,306
Goodwill	19,441	19,441
Intangible assets, net	11,147	11,626
Other assets	2,987	1,106
Total assets	$318,988	$263,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	1,375	1,000
Accounts payable	11,415	7,409
Accrued compensation	27,650	23,667
Accrued expenses	12,825	9,012
Other current liabilities	4,417	4,507
Total current liabilities	57,682	45,595
Long term debt, net	16,839	17,830
Other liabilities	5,521	7,383
Total liabilities	$80,042	$70,808
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 148,075,930 issued and outstanding at September 30, 2025 and 146,932,032 issued and outstanding at December 31, 2024	148	147
Additional paid-in capital	296,670	284,219
Accumulated deficit	(57,872)	(91,259)
Total stockholders' equity	238,946	193,107
Total liabilities and stockholders’ equity	$318,988	$263,915
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$113,725	$84,057	$300,535	$255,972
Cost of sales	18,719	15,322	53,958	43,164
Gross profit	95,006	68,735	246,577	212,808

Operating expenses:
Selling, general and administrative	69,001	53,516	193,121	164,044
Research and development	3,703	2,918	10,336	8,770
Investigation, restatement and related	—	649	—	(8,741)
Amortization of intangible assets	112	192	310	572
Impairment of intangible assets	—	298	—	352
Operating income	22,190	11,162	42,810	47,811

Other expense, net
Interest income (expense), net	785	278	2,029	(1,409)
Other expense, net	(126)	(21)	(372)	(357)
Income from continuing operations before income tax	22,849	11,419	44,467	46,045
Income tax provision	(6,101)	(3,541)	(11,080)	(11,485)
Net income from continuing operations	16,748	7,878	33,387	34,560
Income from discontinued operations, net of tax	—	217	—	421
Net income	$16,748	$8,095	$33,387	$34,981

Basic net income per common share:
Continuing operations	$0.11	$0.05	$0.23	$0.24
Discontinued operations	—	0.00	—	0.00
Basic net income per common share	$0.11	$0.05	$0.23	$0.24

Diluted net income per common share:
Continuing operations	$0.11	$0.05	$0.22	$0.23
Discontinued operations	—	0.00	—	0.00
Diluted net income per common share	$0.11	$0.05	$0.22	$0.23

Weighted average common shares outstanding - basic	148,035,283	146,958,986	147,692,441	147,008,732
Weighted average common shares outstanding - diluted	149,713,653	148,373,631	149,579,861	148,964,788

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2025	147,924,862	$148	$291,096	$(74,620)	$216,624
Share-based compensation expense	—	—	4,919	—	4,919
Employee stock purchase plan	130,338	—	737	—	737
Issuance of restricted stock, net	20,730	—	(82)	—	(82)
Net income	—	—	—	16,748	16,748
Balance at September 30, 2025	148,075,930	$148	$296,670	$(57,872)	$238,946

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 30, 2024	146,749,402	$147	$274,685	$(106,792)	$168,040
Share-based compensation expense	—	—	3,810	—	3,810
Employee stock purchase plan	123,857	—	785	—	785
Exercise of stock options	61,666	—	387	—	387
Issuance of restricted stock, net	27,887	—	(109)	—	(109)
Net Income	—	—	—	8,095	8,095
Balance at September 30, 2024	146,962,812	$147	$279,558	$(98,697)	$181,008

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	$(91,259)	$193,107
Share-based compensation	—	—	13,933	—	13,933
Employee stock purchase plan	279,795	—	1,586	—	1,586
Issuance of restricted stock, net	864,103	1	(3,068)	—	(3,067)
Net Income	—	—	—	33,387	33,387
Balance at September 30, 2025	148,075,930	$148	$296,670	$(57,872)	$238,946

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	146,227,639	$146	$276,249	$(133,678)	$142,717
Share-based compensation expense	—	—	12,240	—	12,240
Employee stock purchase plan	245,640	—	1,583	—	1,583
Exercise of stock options	207,686	—	1,398	—	1,398
Issuance of restricted stock, net	1,481,847	2	(2,613)	—	(2,611)
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	(9,300)
Net income	—	—	—	34,981	34,981
Balance at September 30, 2024	146,962,812	$147	$279,558	$(98,697)	$181,008

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income from continuing operations	$33,387	$34,560
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities from continuing operations:
Share-based compensation	13,933	12,240
Depreciation and amortization	11,661	3,051
Deferred income taxes	6,659	10,142
Credit loss expense	3,149	141
Non-cash lease expenses	937	972
Shares received in settlement of litigation	—	(9,300)
Loss on extinguishment of debt	—	1,401
Other	543	1,001
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(25,507)	(299)
Inventory	(2,695)	(2,797)
Prepaid expenses	770	2,717
Other assets	(5,701)	(521)
Accounts payable	3,705	(2,123)
Accrued compensation	5,571	(600)
Accrued expenses	3,812	(931)
Other liabilities	(1,177)	(1,307)
Net cash flows from operating activities of continuing operations	49,047	48,347
Net cash flows used in operating activities of discontinued operations	—	(931)
Net cash flows provided by operating activities	49,047	47,416

Cash flows from investing activities:
Cash paid for acquisitions	(3,764)	(5,366)
Purchases of equipment	(748)	(1,420)
Patent application costs	(39)	(30)
Other investments	(2,000)	—
Net cash flows used in investing activities	(6,551)	(6,816)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(3,067)	(2,611)
Principal payment on Citizens Term Loan Facility	(750)	(750)
Cash paid for Profit Share Payment (Note 12)	(1,012)	—
Proceeds from Citizens Revolving Credit Facility	—	30,000
Proceeds from Citizens Term Loan Facility	—	19,783
Prepayment premium on previous term loan	—	(500)
Deferred financing cost	—	(1,101)
Repayment of previous term loan	—	(50,000)
Repayment of Citizens Revolving Credit Facility	—	(30,000)
Proceeds from exercise of stock options	—	1,398
Principal payments on finance lease	—	(18)
Net cash flows used in financing activities	(4,829)	(33,799)

Net change in cash	37,667	6,801

Cash and cash equivalents, beginning of period	104,416	82,000
Cash and cash equivalents, end of period	$142,083	$88,801
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for doubtful accounts, estimates of fair value of and the probable achievement of performance conditions associated with share-based payment awards, estimates of returns and allowances, estimate of fair value of the remaining Profit Share Payments (as defined below), determination of fair value of hybrid instruments valued under the Fair Value Option, and valuation of deferred tax assets.

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
Accounting Standards Update 2024-04 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain income statement expenses within the footnotes to the financial statements. ASU 2024-03 is intended to address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses, and research and development. Adoption is required for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
All other ASUs issued and not yet effective as of September 30, 2025, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, gross	$83,603	$58,960
Less: allowance for doubtful accounts	(5,417)	(3,132)
Accounts receivable, net	$78,186	$55,828
Activity related to the Company’s allowance for doubtful accounts for the three and nine September 30, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at January 1	$3,132	$3,144
Credit loss expense	742	199
Write-offs	—	$(77)
Balance at March 31	3,874	$3,266
Credit loss expense	351	220
Write-offs	(281)	(217)
Balance at June 30	3,944	3,269
Credit loss expense (reversal)	2,056	(279)
Write-offs	(583)	(223)
Balance at September 30	$5,417	$2,767

4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$933	$1,010
Work in process	6,229	8,580
Finished goods	19,340	14,217
Inventory	$26,502	$23,807
5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory and clean room equipment	$15,750	$15,549
Furniture and equipment	1,971	1,951
Leasehold improvements	8,937	8,213
Construction in progress	437	686
Asset retirement cost	880	867
Property and equipment, gross	27,975	27,266
Less: accumulated depreciation and amortization	(22,972)	(21,322)
Property and equipment, net	$5,003	$5,944
Depreciation expense was the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation Expense	$572	$580	$1,692	$1,715
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,574	$(8,753)	$1,821	$10,320	$(8,488)	$1,832
Licenses	1,500	(150)	1,350	1,000	(104)	896
Customer and supplier relationships	7,659	(2,295)	5,364	7,659	(1,147)	6,512
Tradenames and trademarks	11,888	(10,360)	1,528	2,937	(1,850)	1,087
Total amortized intangible assets	$31,621	$(21,558)	$10,063	$21,916	$(11,589)	$10,327

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	76		76	291		291
Total intangible assets	$32,705		$11,147	$23,215		$11,626
The Company recognized $0.3 million and $0.4 million of impairment of intangible assets during the three and nine months ended September 30, 2024, respectively, which related to abandoned patents.

Expected future amortization of intangible assets as of September 30, 2025, is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2025 (excluding the nine months ended September 30, 2025)	$2,039
2026	1,890
2027	1,890
2028	1,887
2029	731
Thereafter	1,626
Total amortized intangible assets	$10,063
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Commissions to sales agents	$4,611	$3,843
Accrued rebates	2,152	1,223
Estimated sales returns	2,299	1,990
Legal costs	2,084	459
Other	1,679	1,497
Accrued expenses	$12,825	$9,012
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. On February 27, 2024, the Company repaid the initial $30.0 million draw under the Revolving Credit Facility and had no outstanding borrowings under this facility as of September 30, 2025. The Term Loan Facility matures on January 19, 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.5% as of September 30, 2025.
The noncurrent portion of the Term Loan Facility was $16.8 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively. The current portion of the Term Loan Facility was $1.4 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.
Interest expense related to the Term Loan Facility included in interest income (expense), net in the unaudited condensed consolidated statements of operations. Interest Expense related to the Term Loan Facility was $0.4 million for the three months ended September 30, 2025 and $0.4 million for the three months ended September 30, 2024. Interest Expense related to the Term Loan Facility was $1.2 million for the nine months ended September 30, 2025 and $1.5 million for the nine months ended September 30, 2024.
Interest expense related to the Revolving Credit Facility included in interest income (expense), net in the unaudited condensed consolidated statements of operations. Interest Expense related to the Revolving Credit Facility was $0.1 million for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024. Interest Expense related to the Revolving Credit Facility was $0.3 million for the nine months ended September 30, 2025 and $0.3 million for the nine months ended September 30, 2024.

A summary of principal payments due on the Term Loan Facility, by year, from September 30, 2025 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2025 (excluding the nine months ended September 30, 2025)	$250
2026	1,500
2027	1,500
2028	2,000
2029	13,000
Outstanding principal	$18,250

As of September 30, 2025, the fair value of the Term Loan Facility was $18.0 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to September 30, 2025 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.
Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income per common share for each of the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income from continuing operations	$16,748	$7,878	$33,387	$34,560
Income from discontinued operations, net of tax	—	217	—	421
Net income	$16,748	$8,095	$33,387	$34,981
Weighted average common shares outstanding	148,035,283	146,958,986	147,692,441	147,008,732
Basic net income per common share:
Continuing operations	$0.11	$0.05	$0.23	$0.24
Discontinued operations	—	0.00	—	0.00
Basic net income per common share	$0.11	$0.05	$0.23	$0.24

Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income from continuing operations	$16,748	$7,878	$33,387	$34,560
Income from discontinued operations, net of tax	—	217	—	421
Net income	$16,748	$8,095	$33,387	$34,981
Weighted average shares outstanding	148,035,283	146,958,986	147,692,441	147,008,732
Adjustments:
Potential common shares
Restricted stock unit awards	1,030,191	881,237	1,206,093	1,433,335
Outstanding stock options	507,478	394,767	525,985	450,168
Performance stock unit awards	140,701	114,050	155,342	57,629
Employee stock purchase plan	—	24,591	—	14,924
Total adjustments	1,678,370	1,414,645	1,887,420	1,956,056
Weighted average shares outstanding adjusted for potential common shares	149,713,653	148,373,631	149,579,861	148,964,788
Diluted net income per common share:
Continuing operations	$0.11	$0.05	$0.22	$0.23
Discontinued operations	—	0.00	—	0.00
Diluted net income per common share	$0.11	$0.05	$0.22	$0.23
10. Income Taxes
On a continuing operations basis, the effective tax rates for the Company were 26.7% and 31.0% for the three months ended September 30, 2025 and September 30, 2024, respectively. On a continuing operating basis, the effective tax rates for the Company were 24.9% and 24.9% for the nine months ended September 30, 2025 and 2024, respectively.
Restricted stock vestings favorably impacted the effective tax rate for the three and nine months ended September 30, 2025 and 2024. In addition, the effective tax rate in each period was unfavorably impacted by deduction limitations on executive officer compensation.
One Big Beautiful Bill Act

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Tax Act”) was enacted into law. The Tax Act includes changes to U.S. tax law that will be applicable to the Company beginning in tax year 2025. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The impact of these provisions resulted in a current tax benefit resulting from the utilization of deferred tax assets, and did not affect the Company’s effective tax rate in either the three or nine months ended September 30, 2025. This impact is expected to be temporary.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$1,071	$2,297
Cash paid for income taxes	4,083	4,833
Non-cash activities:
Issuance of shares pursuant to employee stock purchase plan	1,586	1,583
Minimum Profit Share Payments pursuant to TELA APA	—	2,731
Right of use assets arising from operating lease liabilities	—	1,820
Fair value shares received in settlement of litigation	—	9,300

12. Commitments and Contingencies
TELA and Regenity Agreements
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. Pursuant to the TELA APA, the Company is required to make additional payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The company’s remaining obligation of Profit Share Payments to TELA as of September 30, 2025 is $1.9 million.
As of September 30, 2025, the fair value for the minimum amount of Profit Share Payments was $1.9 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities in the unaudited condensed consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of September 30, 2025 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2024 Form 10-K.
The Company has no accrual for potential losses related to legal matters as of September 30, 2025. The Company made no payments toward the resolution of legal matters involving the Company during the nine months ended September 30, 2025 and $0.6 million during the nine months ended September 30, 2024.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
AXIOFILL
The Company received a Warning Letter from the FDA on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties each filed motions for summary judgment in the case. On September 25, 2025, the court denied both summary judgment motions without prejudice and requested additional briefing.

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
Below is a summary of net sales by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wound	$77,098	55,052	197,647	169,647
Surgical	36,627	29,005	102,888	86,325
Net sales	$113,725	$84,057	$300,535	$255,972
The Company did not have significant foreign operations or a single external customer from which 10% or more of net sales were derived during the three or nine months ended September 30, 2025 or 2024.
14.     Segment Information
The Company determines its operating segments based on how the Chief Operating Decision Maker (“CODM”) reviews the business and makes resource allocation decisions. The Company concluded that Joseph Capper, the Company’s Chief Executive Officer, is the CODM.
The Company has a single operating segment, which has not been aggregated with other operating segments.
The CODM uses several measures of profit or loss to assess Company performance and allocate resources. Of these measures, net income is the measure that most aligns to GAAP. Other measures used by the CODM include adjusted earnings before interest, taxes, depreciation and amortization. The CODM assesses actual results against budgets and forecasts, and uses this information to inform various strategic investments into the Company’s operations, including headcount and compensation.
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
The below table presents selling and marketing and general administrative expense (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling and marketing	$53,720	$41,721	$148,448	$127,922
General and administrative	15,281	11,795	44,673	36,122
Selling, general and administrative	$69,001	$53,516	$193,121	$164,044
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,210	$799	$3,407	$2,008
Interest expense	(425)	(521)	(1,378)	(3,417)
Interest expense, net	$785	$278	$2,029	$(1,409)
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
15. Acquisitions and Investments
Celera and Emerge
During 2024 and the nine months ended September 30, 2025, the Company entered into various agreements which conveyed trademarks associated with CELERA and EMERGE to MiMedx. The agreements required MiMedx to make payments at the time of the acquisition and additional payments over time when and if product is manufactured. The Company accounted for these transactions as acquisitions of assets. Accordingly, the Company capitalized payments made to acquire assets as payments were made or as the contingencies surrounding such payment were resolved as part of the acquired assets. Any future payments associated with a contingency may also be capitalized as part of the acquired asset, to the extent that such payments are considered to be costs to acquire the associated asset.
Vaporox Agreement
Late in the second quarter of 2025, the Company entered into a Convertible Note Purchase Agreement (the “Vaporox Note”) with Vaporox, Inc.(“Vaporox”) for $2.0 million. The note matures in the second quarter of 2028, and contains certain contingent conversion features upon the occurrence of specified events. The Vaporox Note was funded early in the third quarter of 2025.
The Company elected to account for the Vaporox Note pursuant to the Fair Value Option guidance prescribed by Accounting Standards Codification (“ASC”) Topic 825. Management chose this optional guidance for ease of calculation. This requires the Company to measure the Fair Value of the Vaporox Note, in its entirety, at each reporting date. As a result of electing the fair value option, direct costs and fees related to the Vaporox Note are expensed as incurred.
As of September 30, 2025, the fair value of the note was $2.1 million. The fair value of the note was estimated using a relevant valuation techniques and a series of Level 3 inputs.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During the third quarter of 2025, the Company delivered the following operational and financial highlights:
•Net sales of $114 million, reflecting 35% growth over the prior year period, which were comprised of:
◦Net sales of Wound products of $77 million, reflecting an increase of 40% compared to the prior year period
◦Net sales of Surgical products of $37 million, reflecting an increase of 26% compared to the prior year period
•GAAP net income and net income margin for the third quarter of 2025 of $17 million and 15%, respectively.
•GAAP fully diluted earnings per share for the third quarter of 2025 of $0.11 compared to $0.05 in the prior year period.
•Increased cash balance to $142 million, representing a $23 million increase sequentially and a $53 million increase compared to September 30, 2024.
Reimbursement Update
On July 14 and 15, 2025, the Centers for Medicare and Medicaid Services (“CMS”) released the CY 2026 Physician Fee Schedule (“PFS”) proposal and the CY 2026 Hospital Outpatient Prospective Payment System (“OPPS”) proposal. Under these proposed rules, which are scheduled for implementation on January 1, 2026, CMS is calling for a consistent payment approach for skin substitutes across the private office and Hospital Outpatient Departments (“HOPDs”) settings with a fixed price of $125.38 per square centimeter. The comment period for both the PFS and OPPS proposals ended in mid-September. We expect that CMS will publish its final rules for reimbursement in these care settings prior to the end of this year. Together with the Local Coverage Determinations (“LCDs”) and the recently announced Wasteful and Inappropriate Service Reduction model, there are several significant potential changes to reimbursement of skin substitutes that could begin impacting the industry and MIMEDX beginning January 1, 2026.

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
This discussion, which presents our results for the three and nine months ended September 30, 2025 and 2024, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 26, 2025 (the “2024 Form 10-K”).
Results of Operations
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$113,725	$84,057	$29,668	35.3%
Cost of sales	18,719	15,322	3,397	22.2%
Gross profit	95,006	68,735	26,271	38.2%
Selling, general and administrative	69,001	53,516	15,485	28.9%
Research and development	3,703	2,918	785	26.9%
Investigation, restatement and related	—	649	(649)	nm
Amortization of intangible assets	112	192	(80)	(41.7)%
Impairment of intangible assets	—	298	(298)	nm
Interest income, net	785	278	507	nm
Other expense, net	(126)	(21)	(105)	nm
Income tax provision expense	(6,101)	(3,541)	(2,560)	72.3%
Net income from continuing operations	16,748	7,878	8,870	112.6%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the three months ended September 30, 2025 of $113.7 million, which is an increase of $29.7 million, or 35.3% compared to the three months ended September 30, 2024, in which we recognized net sales of $84.1 million.
Our sales by product line were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Wound	$77,098	$55,052	$22,046	40.0%
Surgical	36,627	29,005	7,622	26.3%
Total	$113,725	$84,057	$29,668	35.3%
Net sales of our Wound product portfolio were $77.1 million for the three months ended September 30, 2025, a $22.0 million or 40.0% increase compared to $55.1 million for the three months ended September 30, 2024. Third quarter Wound product sales growth was driven by sales of our newer products, CELERA and EMERGE, which offset decreases in sales of other products in our Wound portfolio. The increase is also attributable to the non-recurrence during the current year period of the turnover of certain of our sales team and customers, as well as commercial challenges associated with competitive behavior in the marketplace during the three months ended September 30, 2024.

Net sales of our Surgical products totaled $36.6 million for the three months ended September 30, 2025, reflecting an increase of $7.6 million, or 26.3%, compared to $29.0 million for the three months ended September 30, 2024. This increase was driven by contributions across the Surgical portfolio, including strong growth from AMNIOFIX and AMNIOEFFECT, as well as the continuing commercial uptake of HELIOGEN.
Cost of Sales and Gross Profit Margin
Cost of sales for the three months ended September 30, 2025 and 2024 was $18.7 million and $15.3 million, respectively, an increase of $3.4 million, or 22.2%, year-over-year. Gross profit margin for the three months ended September 30, 2025 was 83.5% compared to 81.8% for the three months ended September 30, 2024. The year-over-year increase in gross margin was driven by the timing of positive production variances and product mix.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2025 was $69.0 million, compared to $53.5 million for the three months ended September 30, 2024. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Selling and marketing	$53,720	$41,721	$11,999	28.8%
General and administrative	15,281	11,795	3,486	29.6%
Selling, general and administrative	$69,001	$53,516	$15,485	28.9%
Sales and marketing expenses increased $12.0 million or 28.8%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expenses increased $3.5 million or 29.6%, year over year, which was driven by incremental spend from legal and regulatory disputes in the current period, including our ongoing litigation with certain competitors and several former employees.
Research and Development Expense
Our research and development (“R&D”) expense for the three months ended September 30, 2025 was $3.7 million, compared to $2.9 million for the three months ended September 30, 2024, an increase of $0.8 million, or 26.9%. R&D spend in the quarter was driven by the ongoing enrollment of our EPIEFFECT randomized clinical trial along with ongoing investments in the development of future products in our pipeline.

Investigation, Restatement and Related Expense

Investigation, restatement and related expense was $0.6 million for the three months ended September 30, 2024. This reflected the last material payment towards the resolution of the historical Audit Committee Investigation. Investigation, restatement and related costs ceased in 2024.
Interest Income, Net
Interest income, net was $0.8 million for the three months ended September 30, 2025 compared to $0.3 million interest income for the three months ended September 30, 2024, an increase of $0.5 million. The increase was generally driven by increases in our cash balances, year over year, decrease in long term debt and a decrease in interest rates.
Income Tax Provision
The effective tax rates for the Company were 26.7% and 31.0% for the three months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate for both periods were unfavorably impacted by executive compensation deduction limitations.
The income tax provision for the three months ended September 30, 2025 reflects the provisions of the Tax Act. The Tax Act resulted in a current tax benefit resulting from the utilization of deferred tax assets, primarily relating to the utilization of capitalized research and development expenses, and did not affect our effective tax rate in the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$300,535	$255,972	$44,563	17.4%
Cost of sales	53,958	43,164	10,794	25.0%
Gross profit	246,577	212,808	33,769	15.9%
Selling, general and administrative	193,121	164,044	29,077	17.7%
Research and development	10,336	8,770	1,566	17.9%
Investigation, restatement and related	—	(8,741)	8,741	nm
Amortization of intangible assets	310	572	(262)	(45.8)%
Impairment of intangible assets	—	352	(352)	nm
Interest income (expense), net	2,029	(1,409)	3,438	nm
Other expense, net	(372)	(357)	(15)	4.2%
Income tax provision expense	(11,080)	(11,485)	405	(3.5)%
Net income from continuing operations	33,387	34,560	(1,173)	(3.4)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
We recorded net sales for the nine months ended September 30, 2025 of $300.5 million, a $44.6 million, or 17.4%, increase compared to the nine months ended September 30, 2024, for which we recorded net sales of $256.0 million.
Our sales by product were as follows (amounts in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Wound	$197,647	$169,647	$28,000	16.5%
Surgical	102,888	86,325	16,563	19.2%
Total	$300,535	$255,972	$44,563	17.4%
Net sales of our Wound product portfolio were $197.6 million for the nine months ended September 30, 2025, a $28.0 million or 16.5% increase compared to $169.6 million for the nine months ended September 30, 2024. The increase was primarily driven by sales of our newer products, CELERA and EMERGE, which offset decreases in sales of other Wound products. The increase is also attributable to the non-recurrence during the current year period of turnover of certain of our sales team and customers, as well as commercial challenges associated with competitive behavior in the marketplace during the nine months ended September 30, 2024.
Net sales of our Surgical products totaled $102.9 million, reflecting growth of $16.6 million, or 19.2%, compared to the nine months ended September 30, 2024. This increase was driven by contributions across the Surgical portfolio, including strong growth from AMNIOFIX and AMNIOEFFECT, as well as the continuing commercial uptake of HELIOGEN.
Cost of Sales and Gross Profit Margin
Gross profit margin for the nine months ended September 30, 2025 was 82.0% compared to 83.1% for the nine months ended September 30, 2024. The year-over-year decrease in gross margin was driven by higher production costs and product mix. Cost of sales for the nine months ended September 30, 2025 was $54.0 million, an increase of $10.8 million, or 25.0%, compared to $43.2 million for the nine months ended September 30, 2024. In addition, amortization of our acquired intangible assets during the nine months ended September 30, 2025 further decreased margins.
Selling, General and Administrative Expense
Selling, general and administrative expenses for the nine months ended September 30, 2025 increased by $29.1 million, or 17.7%, to $193.1 million, compared to $164.0 million for the nine months ended September 30, 2024. The following table shows the composition of this expense between selling and marketing S&M and G&A components (amounts in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Selling and marketing	$148,448	$127,922	$20,526	16.0%
General and administrative	44,673	36,122	8,551	23.7%
Selling, general and administrative	$193,121	$164,044	$29,077	17.7%
Sales and marketing expenses increased $20.5 million or 16.0%, year over year, which was driven by increases in commissions due to higher sales and higher effective commission rates. General and administrative expenses increased $8.6 million or 23.7%, year over year, which was driven by incremental spend from legal and regulatory disputes in the current period, including our ongoing litigation with a competitor and several former employees.
Research and Development Expense
Our research and development expenses for the nine months ended September 30, 2025 was $10.3 million, compared to $8.8 million for the nine months ended September 30, 2024. This increase was driven by the ongoing enrollment of our EPIEFFECT randomized clinical trial along with ongoing investments in the development of future products in our pipeline.
Investigation, Restatement and Related Benefit

Investigation, restatement and related benefit was $8.7 million for the nine months ended September 30, 2024. The benefit resulted from various settlements related to former officers and other related matters. Investigation, restatement and related expenses ceased in 2024.
Impairment of Intangible Assets
Impairment for the nine months ended September 30, 2024 was $0.4 million, which related to abandoned patents.
Interest Income (Expense), Net
Interest income, net was $2.0 million for the nine months ended September 30, 2025 compared to interest expense, net of $1.4 million for the nine months ended September 30, 2024, an increase of $3.4 million, or (244)%. The change was driven by increased cash balances, year over year. Additionally, 2024 reflects loss on extinguishment of debt arising from the repayment and termination of a previous loan agreement ($1.4 million).
Income Tax Provision
The effective tax rates for the Company were 24.9% and 24.9% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates in each period were favorably impacted by vestings of restricted stock. These effects were partially offset by deduction limitations on executive compensation.
The income tax provision for the nine months ended September 30, 2025 reflects the provisions of the Tax Act. The Tax Act resulted in a current tax benefit resulting from the utilization of deferred tax assets, primarily relating to the utilization of capitalized research and development expenses, and did not affect our effective tax rate in the nine months ended September 30, 2025.
Discussion of Cash Flows
Operating Activities
Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2025 was $49.0 million, compared to $47.4 million for the nine months ended September 30, 2024. The increase of $1.6 million in cash flows from operating activities was primarily the result of an increase in profitability during the nine months ended September 30, 2025.
Investing Activities
Net cash used for investing activities during the nine months ended September 30, 2025 was $6.6 million, compared to $6.8 million for the nine months ended September 30, 2024. Activity for the nine months ended September 30, 2024 reflects our $5.4 million investment to expand our product portfolio through the TELA and Regenity agreements compared to the $3.8 million in cash paid for acquisitions during the nine months ended September 30, 2025. In addition, cash flows from investing activities for the nine months ended September 30, 2025 reflects our $2.0 million investment in Vaporox, Inc. in the form of a Convertible Note. The remaining difference reflects a year-over-year decrease in capital expenditures.
Financing Activities
Net cash used for financing activities during the nine months ended September 30, 2025 was $4.8 million. Cash used for financing activities was $33.8 million during the nine months ended September 30, 2024. The cash used during the nine months ended September 30, 2024 was primarily due to the repayment of the initial $30.0 million draw under the Revolving Credit Facility. There was no equivalent activity during the same period in 2025. The cash used during the nine months ended September 30, 2025 was primarily related to tax withholdings on vestings of restricted stock.
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
As of September 30, 2025, we had $142.1 million of cash and cash equivalents, total current assets of $254.1 million and total current liabilities of $57.7 million, reflecting a current ratio of 4.4. We had $18.3 million of long term debt outstanding and $75 million of availability under our Revolving Credit Facility (as discussed below).
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with $30.0 million under the Revolving Credit Facility and $20.0 million under the Term Loan Facility. On February 27, 2024, the Company repaid the initial $30.0 million draw under the Revolving Credit Facility and had no outstanding borrowings under this facility as of September 30, 2025. The Term Loan Facility matures on January 19, 2029.
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.5% as of September 30, 2025.
As of September 30, 2025, the Company has $18.3 million of principal outstanding on the Term Loan Facility that bears interest at 6.5% and no borrowings outstanding under the Revolving Credit Facility.
Contractual Obligations
There were no significant changes to our contractual obligations during the nine months ended September 30, 2025 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in the 2024 Form 10-K.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our Annual Report in the 2024 Form 10-K. There were no new critical accounting estimates applied in the preparation of this Form 10-Q.
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
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

October 29, 2025	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)