Form 10-K
period 2025-12-31
MIMEDX GROUP, INC.
filed 2026-02-25
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or its audit report ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) was approximately $719 million based upon the last sale price ($6.11) of the shares as reported on The Nasdaq Stock Market LLC on such date.
There were 148,566,586 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 19, 2026.
Documents Incorporated By Reference
Portions of the proxy statement relating to the 2026 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III of this Report.

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
•our expectations regarding expansion in current markets and outside the U.S. for our products;
•our expectations regarding ongoing regulatory obligations and oversight and the changing nature thereof impacting our products, research and clinical programs, and business;
•our expectations regarding Medicare reimbursement reform involving certain of our products and our ability to secure Medicare reimbursement for additional products in the future;
•our assumptions that we may rely on when calculating the Average Sales Price and any related liability that we may be subject to;
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
•our expectation that we will not pay cash dividends and that we expect to deploy our capital toward various goals, including the development, operation, and expansion of our business, the repayment of debt, and, to the extent authorized by our Board, potential repurchases of our Common Stock;
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
Summary of Risk Factors
Set forth below is a summary of the principal risks and uncertainties affecting our business. These risks are discussed more fully in “Item 1.A. Risk Factors” beginning on page 21 below.
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
•Our capital allocation decisions, including decisions regarding share repurchases, investments in inorganic opportunities, and other capital allocation activities, may not achieve their intended benefits and could adversely affect our financial condition and stock price.

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
Item 1. Business
Overview
MIMEDX is a pioneer and leader focused on helping humans heal. With nearly two decades of helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX provides a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life.
Since its inception, MIMEDX has focused on leading the industry with its deep expertise, unmatched peer-reviewed scientific and clinical data, robust intellectual property portfolio and an expansive library of real-world evidence supporting the use of our products. Historically, our sole focus has been on placental biologics. However, in 2024, we broadened our portfolio and began offering animal-derived products, or xenografts, and in 2025 and early 2026, we entered into agreements with manufacturers of other wound care modalities to further expand our product offering to serve our large and growing customer base. We continue to look for ways to broaden our portfolio, both inorganically and through our internal research and development efforts.
Today, our product portfolio is routinely used to help clinicians treat patients suffering from chronic and other hard-to-heal wounds, in wound care and in an increasing number of surgical specialties. In wound care, our products are often used when a patient is either slowly responding or not responding to conventional treatments and a clinician determines they may benefit from advanced treatments. When advanced treatments are determined to be necessary in order to continue treatment, clinicians select products from our portfolio to support the healing process.
Our placental allografts are human tissues that are derived from one person (the donor) and used to process products that treat multiple people (the recipients). The manufacturing of our human-derived product offering begins with donated birth tissue, namely the human placental membrane, umbilical cord and the placental disc, which we source through a large donor network developed over more than a decade with leading hospitals and clinician groups. In partnership with these facilities, we are able to obtain donated birth tissue from consenting mothers, which are then shipped to our manufacturing facilities in Marietta, Georgia, and undergo a series of testing followed by our proprietary tissue manufacturing workflow, which we refer to as the PURION® process. MIMEDX has supplied several million allografts, through all shipments, filling direct orders and consignment orders, through December 31, 2025. Additionally, during 2024 and 2025, in response to market conditions, our portfolio included additional placental allografts, CELERA™ and EMERGE ™, that were manufactured by a contracted third party.
In 2024, we obtained the exclusive rights for and launched our first xenograft product and first U.S. Food & Drug Administration (“FDA”) 510(k)-cleared product, HELIOGEN® Fibrillar Collagen Matrix, a particulate product aimed at addressing complex wounds primarily in the surgical setting. HELIOGEN is manufactured by Regenity Biosciences, a developer and manufacturer of bioresorbable technologies.
In 2025 and early 2026, we entered into exclusive distribution agreements for several products, including:
•RegenKit®-Wound Gel, an autologous platelet-rich plasma (“PRP”) and autologous thrombin serum (“ATS”) wound gel.
•NovaForm® Wound Matrix, a proprietary bioglass and collagen-based wound dressing intended for use in the management of partial and full-thickness wounds, such as pressure ulcers, venous ulvers, diabetic ulcers and surgical wounds.

•G4Derm Plus®, a flowable peptide matrix engineered for rapid, protected wound closure. The product forms a 3D scaffold that mimics the human extracellular matrix (ECM) and serves as an antibacterial barrier that protects the wound.
•Hydrelix Collagen Matrix, a sterile, Type 1 collagen powder, comprised of soluble modified bovine collagen.
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
Market Overview
Domestic sales currently account for the vast majority of our revenue today. In the United States, our primary areas of clinical use include applications in surgical settings as well as for the treatment of wounds and to a lesser extent burns. Additionally, we continue to pursue international expansion, primarily targeting Japan, as discussed below.
Wound
The unmet need for healing solutions is large and growing, with an estimated 1-2% of the population in developed countries and worldwide experiencing a chronic wound sometime in their lives1. In the U.S., the most recently available data indicates that chronic wounds affect more than 10 million Medicare beneficiaries and nearly 2.5% of the total population in the U.S.2 The treatment of chronic wounds with advanced treatments is often referred to as Advanced Wound Care (“AWC”). Chronic wounds are defined and characterized as those that do not progress through the normal process of healing and remain open for an extended period of time, which, depending on the wound, can be from several weeks to a few months. There are numerous underlying causes of these wounds, with this patient population typically sharing some combination of comorbidities, including age, obesity, smoking history, diabetes and underlying heart and vascular diseases. Due to the rising incidence of each of these factors, we expect the AWC market will continue to grow worldwide.
Patients present with chronic wounds in a variety of care settings and these wounds vary in severity and complexity to treat. Our products can be found in many of these sites of service, including the private physician office (e.g., podiatry clinics), wound care centers, hospital inpatient and outpatient settings, nursing homes and federal facilities, such as those operated by the Department of Veterans Affairs (“VA”). The most common types of chronic and hard-to-heal wounds appear in the lower extremities, presenting as diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and pressure ulcers, among others. Taken together, nearly 60% of the chronic wounds in the U.S. are categorized as chronic leg ulcers (which include DFUs and VLUs), with 47% of these wounds treated with Advanced Wound Care dressings such as skin substitutes3. These wounds require intervention and active management by clinicians and are treated in a variety of sites-of-service, with numerous products aimed at achieving healing for the patient. The total costs associated with treatment and management of patients with acute and chronic wounds is also high, as worldwide spend associated with such wounds has historically been estimated to be approximately $150 billion annually.
The large and increasing number of patients requiring advanced treatment represents a significant cost burden on the healthcare system. The overall cost of treating chronic wounds is rising sharply, and the annual estimated cost in the United States has recently been estimated to exceed $28 billion4.
Complications from non-healing chronic wounds can ultimately result in significant, life-altering adverse outcomes, such as limb amputation5. Ineffective wound management is linked to numerous poor outcomes for patients, up to and including the potential for amputation of the extremity where the wound is present. Amputation is a catastrophic event for patients, with significant impacts to their quality of life, the lives of their caretakers and the expense burden on the healthcare system. Today, up to one-fifth of diabetic patients who develop a DFU will require some form of amputation. Further, patients who undergo a
1 Sen CK. Human Wound and Its Burden: Updated 2025 Compendium of Estimates. Adv Wound Care (New Rochelle). 2025;14(9):429-438
2 Human Wound and Its Burden: Updated 2022 Compendium of Estimates, https://pmc.ncbi.nlm.nih.gov/articles/PMC10615092/
3 GlobalData: 2022 Wound Care Management- Tissue Engineered Skin Subs U.S. Updated May 2022
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
With broad commercial payor coverage, the largest body of Level 1 clinical evidence among placental allograft products, a growing compendium of additional evidence, including our EPIEFFECT randomized controlled clinical trial (“RCT”) currently in process, and a dedicated sales team calling on each of the major sites-of-service, we expect to continue to expand our presence in the AWC market, driving future growth of our business7.
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
In other surgical settings, the use of our products in a wide range of procedures presents a growing number of meaningful opportunities for our business. For example, the use of our tissues in anastomotic procedures has shown a statistically significant reduction in complications arising from leaks. In other procedures, the need to protect sensitive nerves, tissues or other areas may occur. We are working with surgeons in a range of disciplines to build the body of clinical, scientific and health outcomes evidence to support the use of our products broadly. We believe our product offering is ideally suited for applications in a growing number of surgical specialties that we are targeting and expect the utilization of our products to continue to grow
6 Epidemiology and Risk of Amputation in Patients With Diabetes Mellitus and Peripheral Artery Disease, https://www.ahajournals.org/doi/10.1161/ATVBAHA.120.314595
7 Zelen CM, et al. Int Wound J. 2013;10(5):502-507. 2. Zelen CM. J Wound Care. 2013;22(7):347-351. 3. Zelen CM, et al. Wound Medicine. 2014;4:1-4. 4. Zelen CM, et al. Int Wound J. 2014;11(2):122-128. 5. Zelen CM, et al. Int Wound J. 2015;12(6):724-732. 6. Zelen CM, et al. Int Wound J. 2016;13(2):272-282. 7. Tettelbach W,et al. Int Wound J. 2019;16(1):122-130. 8. Serena TE, et al. Wound Repair Regen. 2014;22(6):688-693. 9. Bianchi C, et al. Int Wound J. 2018;15(1):114-122. 10. Bianchi C, et al. Int Wound J. 2019;16(3):761-767

over time in this market. Anastomotic leaks are a serious postoperative complication of intestinal surgeries, with significant health and economic consequences that burden providers, payors and patients. An anastomotic leak can lead to any or multiple of the following complications: increased morbidity and mortality, higher readmission rates, extended length of stay, higher hospitalization costs, increased reoperation rates and a decreased quality of life. Per 1,000 patients, the economic burden associated with anastomotic leaks is approximately $28 million, representing a multibillion cost to the U.S. healthcare system. Recent studies, including one presented in 2025 at leading gastroenterological conferences, demonstrate that AMNIOFIX recipients experienced significant reductions in leak rates and hospital readmissions. Demonstrating reductions in complication rates such as these in common, critical surgical procedures, represents a significant opportunity for MIMEDX to continue to grow its Surgical footprint.
We believe our product offering is ideally suited for applications in a growing number of additional surgical specialties that we are targeting and expect the utilization of our products to continue to grow over time in this market. We are working with surgeons in a range of disciplines to build the body of clinical, scientific and health outcomes evidence to support the use of our products broadly.

Our Strategic Priorities
Our strategy is to continue to deliver advanced products that serve patient needs within the Advanced Wound Care and Surgical markets and increase access to our products through clinical data generation and physician education.
We manage our business by focusing on the following strategic priorities, which we believe are paramount to the success of MIMEDX over the short- and long-term.
Our first priority is to innovate and diversify our product portfolio to maximize growth. Achievement of this priority is measured by our ability to maximize our commercial opportunities in the markets we serve with existing and future products, continue to introduce new products from our organic pipeline, such as the late-2025 launch of EPIXPRESS, as well as distribution agreements for RegenKit Wound Gel, Hydrelix Collagen Matrix, NovaForm Wound Matrix and G4Derm Plus and accelerate market expansion internationally with a particular focus on continuing to grow our presence in Japan.
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
Our third priority is to enhance our customer intimacy, which is a company-wide effort intended to implement programs and introduce offerings in support of lowering customer turnover. To that end, in March 2024 we launched MIMEDX Connect, an online product ordering and account management portal available to our customers designed to streamline ordering, payment processing and reimbursement submissions,
We believe execution of these strategic priorities can and will differentiate the value of our portfolio, address multiple areas of significant unmet clinical need, and support our continued growth in both new and existing segments of the market. We have focused our priorities on initiatives across our organization that position us to realize our commercial ambitions over the long-term while also generating a profitable, cash flow positive business capable of self-funding our future growth objectives.
Our Product Portfolio & Pipeline
Our product offering is comprised of tissue allografts derived from human placental membrane, umbilical cord, the placental disc, and, in the case of our xenograft, bovine collagen. The majority of our products are developed and manufactured using our proprietary processes. We sell many of our placenta-based allograft products under our own brands. We maintain strict controls on quality at each step of the manufacturing process beginning at the time of procurement. Our Quality Management System is focused on compliance with the American Association of Tissue Banks’ (“AATB”) standards, the FDA’s CGTP regulations, and applicable foreign regulations.
Our Wound products, such as EPIFIX, are marketed for external use, such as in Advanced Wound Care applications, while products such as AMNIOEFFECT are positioned for use in Surgical applications, including lower extremity repair, plastic surgery, vascular surgery and multiple orthopedic repairs and reconstruction, and our AXIOFILL product is positioned for use in the replacement or supplementation of damaged or inadequate integumental tissue. Our product portfolio also includes products for the burn market and others.

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
In 2025 and early 2026, we entered into exclusive distribution agreements for several additional complementary Wound and Surgical products that broaden our product offering with customers across the sites-of-care that we serve.
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
Processing and Manufacturing
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
In March 2024, the FDA issued a determination letter in connection with the RFD process for AXIOFILL, reaffirming its position that the product does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product (“HCT/P”) under Section 361 of the PHS Act. In response to the RFD determination letter, MIMEDX subsequently filed suit in the U.S. District Court for the Northern District of Georgia and intends to exhaust all legal options available, given the arbitrary and capricious manner in which FDA is regulating like-kind products. These proceedings are ongoing. Notably, while these proceedings are taking place, the Company is permitted to continue marketing AXIOFILL.
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
Patents and Patent Applications
Due to the substantial expertise and investment of time, effort and financial resources required to bring new regenerative biomaterial products and implants to the market, the importance of obtaining and maintaining patent protection for significant new technologies, products and processes cannot be underestimated. As of the date of the filing of this Annual Report, in addition to international patents and patent applications, we own 82 U.S. patents related to our amniotic tissue technology and products, and 10 additional patent applications covering aspects of this technology are pending at the United States Patent and Trademark Office. The vast majority of our domestic patents covering our core amniotic tissue technology and products and aspects of this technology will expire between August 2027 and May 2039. Globally, the Company has nearly 300 issued and pending patents, and from time to time seeks to enforce its intellectual property rights.
Marketing and Sales
Our direct sales team includes field sales representatives and field sales management, who call on hospitals, wound care clinics, physician offices, and federal health care facilities. Our direct sales force primarily focuses on the Wound and Surgical categories through multiple sites of service. We also maintain a network of independent sales agents that focus primarily on Surgical applications leveraging the complementary products in their portfolios, and provide access to certain customers, as well as sales coverage for areas where we do not have a full-time sales representative.
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
For Medicare reimbursement purposes, products in our Wound portfolio, including our EPIFIX, EPICORD, EPIEFFECT and EPIXPRESS allografts, as well as the CELERA and EMERGE products we acquired from a third party and sold in 2025, are classified as “skin substitutes.” In 2025, the Medicare reimbursement methodology varied between the hospital outpatient department (“HOPD”) and ASC setting versus the physician office and associated care settings. Within the HOPD and ASC sites of service, skin substitutes were reimbursed under a “packaged” or “bundled” methodology that provided a single payment for both the application of the product as well as the product itself. CMS classified skin substitutes into low cost or high cost groups. Our Wound product portfolio, including EPIFIX, EPICORD and EPIEFFECT were all reimbursed under the high cost bundle in these settings. The national HOPD average packaged (“bundled”) rate for Wound allograft products was $1,715 in 2021, $1,749 in 2022, $1,725 in 2023, $1,738 in 2024 and $1,829 in 2025. CMS assigned lower national rates to the ASC to reflect a less resource-intensive place of service. Revenue in the ASC setting constitutes less than 1% of the Company’s annual net sales. Medicare payments for most items and services, including EPIFIX and EPICORD sheet products, have been subject to sequestration reductions of approximately 2% periodically from 2013.

Medicare reimbursement in the physician office and associated care settings have historically been reimbursed based upon pricing established in the Medicare Part B Drug Average Sales Price (“ASP”) list, which is updated quarterly based upon data submitted by manufacturers. Under the rules that were in place through the end of 2025, skin substitute products sold in the physician office and associated care settings were reimbursed at “ASP+6%.” By way of background, over the last several years, a combination of rapidly escalating prices and volumes in the industry resulted in Medicare spending on skin substitutes increasing dramatically, with annual spending rising from about $500 million in 2020 to ~$15 billion in 2025. The increase in Medicare spend has been driven, in part, by a proliferation of hundreds skin substitutes in the marketplace in just the last few years and a dramatic increase in the ASPs for these products. As of the fourth quarter of 2025, ASP pricing for skin substitutes ranged from approximately $12 to $5,900 per square centimeter.
The increased spending, proliferation of Q-coded skin substitute products, and higher ASPs for these products have been under increased regulatory scrutiny over the last couple of years. In response to these market dynamics, CMS announced sweeping changes related to the reimbursement of skin substitutes, effective January 1, 2026. These changes include: 1) reimbursing skin substitute products uniformly across the HOPD and physician office and associated care settings and 2) changing the reimbursement rate for skin substitutes from the “ASP+6%” methodology to a flat rate at $127.14 per square centimeter in these care settings, subject to geographic adjustments. The specific policies were put into effect in the Physician Fee Schedule (“PFS”) and Hospital Outpatient Prospective Payment System (“OPPS”). Additional policies that were proposed by Medicare Administrative Contractors (“MACs”) related to Local Coverage Determinations (“LCDs”) that would have reduced the number of covered skin substitute products by CMS to 18 products, including EPIFIX and EPICORD, were withdrawn in late 2025. To date, there have been no additional proposals. Subsequent proposals, such as a new LCD or a National Coverage

Determination (“NCD”), if any, could potentially impact how and which skin substitute products could be reimbursed by Medicare in the future.

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
Hospital Use
Products administered in the hospital inpatient setting are bundled when submitted as part of the hospital’s claim under a diagnosis-related group (“DRG”). In these cases, we continue to educate the hospital that our products are cost-effective, and have the potential to improve patient outcomes and reduce the length of stay. We are working to develop additional health economic data to support this effort. As a recent example, in 2025, our products were featured in an oral presentation at Digestive Disease Week highlighting the reduction in hospital readmissions and anastomotic leaks - common complications from colorectal surgery - when MIMEDX allografts were used.
As noted above, the ability to sell products in a hospital is dependent upon demonstrating to the hospital the product’s efficacy and cost effectiveness. Our Surgical product portfolio is typically reimbursed under the DRG as are our Wound products, to a much lesser degree.
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
Customer Concentration
For the years ended December 31, 2025, 2024, and 2023, our top ten customers accounted for 22%, 20% and 20%, respectively, of our net sales, and net sales to all U.S. government accounts comprised approximately 1%, 1% and 2%, respectively, of our net sales.
Competition
Due to lower barriers to entry in the Section 361 HCT/P regulated market, competition is intense in the skin substitute market, particularly among human-derived products and subject to new entrants and evolving market dynamics. Companies within the industry compete on the basis of price, ease of handling, logistics, customer service and efficacy. Another important factor is third-party reimbursement, which is difficult to obtain as it is a time-consuming and expensive process. We believe our success in obtaining third-party reimbursement, our strong position with group purchasing organizations, and the established clinical evidence for our products are competitive advantages.
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
Government Regulation and Compliance
The products we sell are regulated by the FDA in the United States. The majority of the products we currently manufacture and process are derived from human tissue. Generally, the products we currently sell in the United States are regulated as Human Cells, Tissues, and Cellular and Tissue - Based Products (“HCT/Ps”), and are subject solely to Section 361 of the Public Health Service Act (“Section 361”) and related regulations, which do not require pre-market clearance or approval by the FDA. We do not currently sell in the United States those cellular and tissue-based products considered to be drugs, devices, and/or biological products (“Section 351 HCT/Ps”) subject to licensure under Section 351 of the Public Health Service Act (“Section 351”) and related regulations. Section 351 HCT/Ps are regulated as biological products, and, in order to be lawfully marketed in the United States, require FDA pre-market approval.
Beginning in 2024, we began commercializing a xenograft product, HELIOGEN, which is a 510(k)-cleared product manufactured by Regenity Biosciences, a contract manufacturer. As a result, MIMEDX assumes FDA regulatory responsibilities associated with medical device distribution including complaint handling and medical device reporting as well as certain state requirements for medical device distribution.
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
Other Regulation Specific to Tissue Products
National Organ Transplant Act
Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reimbursement of reasonable expenses associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human tissue and skin. Our wholly owned subsidiary, MiMedx Tissue Services, LLC, is registered with the FDA as an establishment that manufactures human cells, tissues, and cellular and tissue-

based products and is involved with the recovery and storage of donated human placental tissues. We reimburse tissue banks, hospitals, and physicians for their services associated with the recovery and storage of donated human tissue.
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
•The federal False Claims Act (“FCA”) imposes significant civil liability on any person or entity that knowingly presents, or causes to be presented, a claim for payment to the U.S. government, including the Medicare and Medicaid programs, that is false or fraudulent. The FCA also allows a private individual or entity as a whistleblower to sue on behalf of the government to recover civil penalties and treble damages. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false claim or statement. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government.
•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) fraud and abuse provisions prohibit executing a scheme to defraud any healthcare benefit program, willfully obstructing a criminal investigation of a health care offense, or making false statements or concealing a material fact relating to payment for healthcare benefits, items or services.
•While manufacturers of human cell and tissue products regulated solely under Section 361 are not subject to the federal Physician Payments Sunshine Act and its implementing regulations (together with the Act, the “Sunshine Act”), manufacturers of 510(k) products are required to comply with the Sunshine Act. For our HELIOGEN product only, this law requires us (with certain exceptions) to report information to CMS related to certain payments or other transfers of value we make to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. Applicable manufactures who sell products under multiple regulatory schemes can also choose to voluntarily disclose transfers of value for all products. As MIMEDX markets both 510(k) and Section 361 products to many of the same customers, we have decided to report transfers of value associated with all of our products. Such information will subsequently be made publicly available by CMS on the Open Payments website. There is a risk we do not report the information related to our products accurately which could subject us to civil penalties.
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
International Regulation (Japan)
In 2021, we received regulatory approval from the Japanese Ministry of Health, Labour and Welfare (“JMHLW”) to market EPIFIX in Japan. Under JMHLW guidelines, EPIFIX is classified as a Class IV Medical Device and “Specified Biological Product” and is approved for the treatment of refractory ulcers, such as DFUs and VLUs that do not respond to conventional therapy. As a condition of the final approval, we are conducting post-market surveillance, consisting of a limited study of over 75 participants. The JMHLW has the ultimate responsibility of granting final approval on all Class III and IV Medical Devices and “Specified Biological Products.” All approved products in Japan, including EPIFIX, are regulated by the Pharmaceuticals and Medical Devices Agency (“PMDA”), which acts as the technical arm of the JMHLW. The PMDA serves in a similar function as the FDA in the United States, and is responsible for ensuring the safety, efficacy, and quality of pharmaceuticals and medical devices in Japan. The PMDA provides review and approval of medical devices, QMS/GLP/GCP inspections, and collection and analysis of adverse event reports.
The JMHLW reimburses EPIFIX at a rate of 35,100 Yen/cm2, Subsequent to obtaining this reimbursement rate in 2022, we entered into an exclusive distribution agreement with Gunze Medical for sales of EPIFIX in Japan, and renewed this agreement in 2025. Insurance coverage for EPIFIX provides doctors and patients in Japan with new treatment options and optimal wound care.
Research and Development
Our research and development group has extensive experience in developing products for our target markets, and works to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs. They also work to establish scientific evidence in support of the use of our products. Clinical trials that demonstrate the safety, efficacy and cost effectiveness of our products are key to obtaining broader third-party reimbursement for our products. In addition to our internal staff, we contract with outside laboratories and physicians who aid us in our research and development process. See Part II, Item 7, below, for information regarding expenditures for research and development in each of the last three fiscal years.
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
In an effort to deliver long-term value to all of our stakeholders, we incorporate environmental, social, and governance (“ESG”) objectives that are relevant to our business. These ESG objectives are informed by a combination of feedback from our stakeholders as well as leading ESG frameworks, such as the Sustainability Accounting Standards Board (“SASB”) Medical Equipment & Supplies standards, under the oversight of our Board of Directors.
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
Greenhouse Gas (GHG) Emissions
MIMEDX environmental metrics for business operations in 2025:
•Scope 1 emissions: 1,070 MT CO2e
•Scope 2 emissions: 3,010 MT CO2e
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
Human Capital
As of December 31, 2025, we had 808 full time employees. Generally, we consider our relationships with our employees to be good, and none of our employees are covered by a collective bargaining agreement. We conduct regular surveys of employees to monitor engagement levels and act on feedback received through this process.
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

The table below provides an overview of MIMEDX’s diversity as of December 31, 2025:

Board of Directors	Women and minorities hold over 40% of the seats on our Board, including the Chair of the Board.
Employee Gender Diversity	Female: 55% Male: 45% Women represented 50% of our new hires in 2025..
Employee Ethnic/Racial Diversity
Black or African American: 21%
Hispanic or Latino: 11%
Other Non-White (including American Indian, Alaskan Native, Asian, Native Hawaiian, or Other Pacific Islander): 4%
Two or more races: 2%
White: 59%
Not specified: 2%

Recruiting, Retaining, and Engaging Talent
Talent is our greatest asset and we are dependent on being able to recruit, develop, and retain talent that share our core values. We use tools, such as an interview guide, designed to prevent us from bias in our hiring decisions. We leverage targeted outreach in our hiring process to ensure our postings reach underrepresented groups.
We are focused on retaining our talented professionals who we believe are key to the Company’s success. Our human resource group continuously monitors and benchmarks employee turnover and other trends in our industry and on a regional level to ensure we are competitive and responsive to changes in the broader marketplace. Combining this data with feedback from exit interviews in any instances of voluntary employee turnover, we are able to use these actionable insights to improve employee engagement, provide opportunities for career development, evolve our total rewards offering and evaluate implementation of additional resources to enhance the employee experience at MIMEDX.
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

Item 1A. Risk Factors
An investment in our Common Stock involves a substantial risk of loss. Set forth below is a summary of the risks and uncertainties affecting our business that we currently believe to be material. Our future operating results could differ materially from the results described in this Annual Report due to the risks and uncertainties described below. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business, prospects, operating results, and financial condition. Additional risks and uncertainties are described under other captions in this report and should also be considered by our stockholders. If any of these risks materialize, our business, financial condition or operating results could suffer. In this case, the trading price of our Common Stock could decline, and you may lose part or all of your investment.
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
Our business is in a very competitive and evolving field. Competition from other tissue processors, medical device companies, and biotherapeutic companies, and from research and academic institutions, is intense, expected to increase and subject to rapid change and could be significantly affected by new product introductions as well as changes in reimbursement that could favor certain products and competitors over others. Established competitors and newer market entrants are investing in additional clinical research that may allow them to gain further clinician usage, adoption and payer coverage of their products. In addition, consolidation and cost containment measures in the healthcare industry may cause hospitals to consolidate their purchases with suppliers that have a broad portfolio of products. This would continue to give rise to demands for price concessions, which could have an adverse effect on our business, results of operations and financial condition. Further, competitors may introduce placental-based membrane products in the future at lower prices, adding new features or gaining additional reimbursement coverage, or utilize sales and marketing practices that negatively impact the industry. Further, they may copy our products inside or outside the United States. The presence of this competition may lead to pricing pressure, which could have an adverse effect on our business, results of operations and financial condition.

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
The commercial success of our human tissue products depends upon, among other factors, the availability of tissue from human donors. Any failure to obtain tissue from our sources will interfere with our ability to effectively meet demand for our products incorporating human tissue. The availability of donated tissue could also be adversely impacted by regulatory changes, public opinion of the donor process and our own reputation in the industry. We may not be successful in our ability to scale tissue recovery efforts to meet the potential future demand of our pipeline. Obtaining adequate supplies of human tissue involves several risks, including limited control over availability (due to, for example, access to hospital accounts and the number of consenting mothers), quality, delivery schedules, and eligibility requirements. In addition, any interruption in the supply of any human tissue component could harm our ability to manufacture our products until a new source of supply, if any, could be found. We also utilize third-party providers of placental donations on an as-needed basis to mitigate risks but there can be no assurance that these third parties will be able to provide donated tissues at all times. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have an adverse effect on our business, results of operations and financial condition.
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
At the end of 2025, CMS announced sweeping changes related to the reimbursement of skin substitutes, beginning January 1, 2026. These changes include: 1) reimbursing skin substitute products uniformly across the HOPD and physician office and associated care settings and 2) changing the reimbursement rate for skin substitutes from the “ASP+6%” methodology to a flat rate at $127.14 per square centimeter in these care settings, subject to geographic adjustments. The specific policies were put into effect in the PFS and OPPS.
Historically, third-party payors often rely on the coverage policies and payment limitations imposed by Medicare and other government payors, in setting their own coverage policies and reimbursement rates. Our inability to promptly obtain coverage and profitable payment rates from hospital budget, government-funded and private payors, could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Healthcare reform measures such as the 2026 reimbursement changes may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product offerings.

In the past, we have also experienced some reluctance by payers to cover our products under certain circumstances, including for applications other than those for which we have published clinical efficacy data. We continue to publish additional scientific, clinical and health outcomes literature in support of the use of products more broadly, but there can be no assurance that these publications and associated efforts will influence coverage determinations or reimbursement amounts. Given the unknowns of the new reimbursement landscape, we may need to tighten inventory management to minimize losses from unused products and also revisit pricing strategies in light of the new reimbursement model.
Changes in the coverage and reimbursement environment as described above and the impact it could have on clinical practice and physician behavior, which will only become clear as implementation progresses, could result in declines in our revenue that would adversely affect our business, financial condition and results of operation.
Our revenue, results of operations and cash flows may suffer upon the loss of a Group Purchasing Organization or Integrated Delivery Network.
As with many manufacturers in the healthcare space, the Company contracts with Group Purchasing Organizations (“GPOs”) and Integrated Delivery Networks (“IDNs”) to establish contracted pricing and terms and conditions for the members of GPOs and IDNs. Approximately 43% of our sales in the year ended December 31, 2025 came from customers that are members of our primary GPOs or IDNs.
Our agreements with GPOs and IDNs allow us to sell our products efficiently to large groups of customers. Our agreements with GPOs and IDNs typically provide their members with favorable ordering terms and conditions and access to favorable product pricing. These customers purchase our product through GPO and IDN arrangements in part because of the favorable pricing and terms and conditions. If, as a result of competition, pricing, or any other reason, our agreement with any GPO or IDN is terminated or expires without being extended, renewed or renegotiated, this could adversely affect our revenue, results of operations and cash flows.
We contract with and are dependent upon independent sales agents and distributors.
In 2025, approximately 26% of our sales were through our relationships with independent agents, and we also use a small number of distributors, primarily outside the United States, and may use more in the future. Sales agents act directly on behalf of MIMEDX to arrange sales, while distributors take title to product and may set their own prices.
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

We do not own our processing facilities and our business could be harmed if we are not able to renew our leases or relocate on favorable terms. Our ability to negotiate a favorable extension or a new lease for an alternative facility depends on factors beyond our control, including landlord disputes or increases in local real estate market rates. If we were unable to renew our leases or relocate on favorable terms, this could have a material adverse effect on our business, financial condition and results of operations.

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

We believe physicians will only use our products if they determine, based on their independent medical judgment and experience, clinical data, and published peer reviewed journal articles, that the use of our products in a particular procedure is a favorable alternative to other treatments. Physicians may be hesitant to change their existing medical treatment practices for the following reasons, among others:

•their lack of experience with advanced therapeutics, such as our placenta-based allografts, xenografts or other advanced therapies;
•lack of evidence supporting additional patient benefits of advanced therapeutics, such as our placenta-based allografts, xenografts or other advanced therapies, over conventional methods in certain therapeutic applications;
•perceived liability risks generally associated with the use of new products and procedures;
•limited availability of reimbursement from third-party payers;
•more favorable reimbursement for other market-available products; and
•the time that must be dedicated to physician training in the use of our products.

If we are unsuccessful in educating physicians to maintain or increase adoption of our products, it could have an adverse effect on our business and results of operations.

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
To ensure protection of our information, we have invested in cybersecurity and have implemented processes and procedural controls to maintain the confidentiality and integrity of such information. We measure these controls and their success through a cybersecurity framework that is based on industry standards. Refer to Item 1C, Cybersecurity, for additional discussion. While we have invested in the protection of our data and technology, there can be no guarantees that our efforts will prevent all service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal and reputational harm to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties, as well as remediation costs. We also maintain cyber liability insurance. However, this insurance may not be sufficient to cover the financial, legal or reputational losses that may result from an interruption or breach of our systems.
Increased use of artificial intelligence (“AI”) and related technologies in the medical device industry could subject us to new risks and uncertainties, and our failure to effectively evaluate or adopt such technologies could adversely affect our business.
Artificial intelligence, machine learning, and other automated technologies are being increasingly explored and adopted across the medical device industry, including in product development, manufacturing, quality systems, regulatory processes, clinical support, and commercial activities. We may evaluate or elect to adopt AI technologies in the future as part of our efforts to remain competitive and operate efficiently.
The adoption of AI technologies could subject us to evolving and uncertain regulatory requirements. Regulatory authorities, including the FDA and international counterparts, are actively assessing the appropriate oversight of AI-enabled tools and products. New or revised regulations, guidance, or enforcement practices could impose additional compliance obligations, increase development and validation costs, limit permissible uses of AI, or delay the deployment of AI-enabled solutions.
The use of AI also presents operational, legal, and reputational risks. AI systems may produce inaccurate, incomplete, or biased outputs, and reliance on such outputs could negatively affect business decisions, product development, manufacturing processes, or regulatory and quality activities. In addition, the use of AI may increase our exposure to cybersecurity, data privacy, and intellectual property risks, particularly where third-party tools, datasets, or platforms are involved.
Moreover, if competitors more effectively or more rapidly adopt AI technologies, they may achieve operational efficiencies, cost advantages, improved product offerings, or enhanced customer engagement that we are unable to match. Conversely, if we adopt AI without appropriate governance, controls, or expertise, we could incur increased costs, operational disruptions, or reputational harm.
Our ability to successfully assess whether, when, and how to adopt AI technologies, and to manage the associated risks, will depend on a number of factors that are difficult to predict. Any failure to appropriately respond to the increasing role of AI in our industry could adversely affect our business, results of operations, or competitive position.
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

Some of our revenues are derived from sales to the government. Any disruption of our products on the FSS or any change in the way the government purchases products like ours or the price it is willing to pay for our products could adversely affect our business, results of operations and financial condition.
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

Currently, all of the products we manufacture and process are derived from human tissue. Amniotic and other birth tissue have in the past generally been regulated as HCT/P and were therefore eligible to be subject to regulation solely under Section 361 (“Section 361 HCT/P”) depending on whether the specific product at issue and the claims made for it were consistent with the applicable criteria. HCT/Ps that do not meet these criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. These HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices or drugs, including pre-market clearance or approval from the FDA. Obtaining FDA pre-market clearance or approval involves significant time and investment by the Company.
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

The process of obtaining formal FDA clearance or approval, such as a 510(k), Biological License Application (“BLA”), or equivalent, including clinical trial development and execution as well as manufacturing processes, requires the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies. The fee for filing such submissions and program fees payable with respect to any establishment that manufactures biologics are substantial. The FDA may not grant approval on a timely basis, or at all, or we may decide not to pursue this pathway for certain products or indications, or need to conduct additional trials for a given indication. Additionally, the FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. If we do receive approval, some types of changes to the approved product, such as adding new indications or doses, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. Our revenues could be adversely affected if we fail to obtain approvals and clearances on a timely basis or at all, or if the FDA limited the indications for use or required other conditions that restrict the commercial application of our products.
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
As a general rule, FDA regulations require that the marketing of Section 361 HCT/Ps only be for appropriate homologous uses, and that the promotion of pre-approved biological products or devices only be for FDA-approved indications. Generally, unless the products are approved by the FDA for alternative uses, the FDA contends that we may not make claims about the safety or effectiveness of our products, or promote them as safe or effective for uses other than those specifically approved by the FDA. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for an unapproved use in violation of the Federal Food Drug & Cosmetic Act. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including sales activities, prior marketing materials, arrangements with institutions and doctors, educational and training programs and other activities.
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
Nevertheless, while we believe we are fully in compliance with the FDA's Guidance on HCT/Ps, there can be no assurance that we have correctly interpreted the FDA’s Guidance, or that we will not need to discontinue marketing a product and/or may be subject to fines, penalties, injunctions, and other sanctions if we are deemed to be promoting the use of our products for unapproved uses. Such regulatory penalties by the FDA could adversely affect our business and results of operations.
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
The FCA imposes civil liability on any person or entity that knowingly submits, or causes the submission of, a false or fraudulent claim to the U.S. government. Damages under the FCA can be significant and consist of the imposition of fines and penalties. The FCA also allows a private individual or entity to sue on behalf of the government to recover civil penalties and treble damages as a whistleblower. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of between $14,308 and $28,619 per false claim or statement for penalties assessed after July 3, 2025, with respect to violations occurring after November 2, 2015.
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
Within our industry, Medicare expenditures on skin substitute products have increased dramatically from 2019, when annual spending on these products administered in private physician offices and associated care settings was approximately $0.5 billion. By 2024, annual expenditures for this class of products totaled approximately $10 billion, and more recently, spending by Medicare approached a $15 billion annual run rate. As a result, CMS and the MACs have sought ways to implement coverage and payment reform in order to curb the dramatically increasing expenditures in our industry.
At the end of 2025, CMS announced sweeping changes related to the reimbursement of skin substitutes, beginning January 1, 2026. These changes include: 1) reimbursing skin substitute products uniformly across the HOPD and physician office and associated care settings and 2) changing the reimbursement rate for skin substitutes from the “ASP+6%” methodology to a flat rate at $127.14 per square centimeter in these care settings, subject to geographic adjustments. The specific policies were put into effect in the PFS and OPPS.
Changes to the manner and amounts Medicare reimburses for our products could have an impact on their utilization. We believe that substantial uncertainty and unknowns remain regarding the specific reform measures and proposed legislation that could impact our industry. Any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services, including our products.
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
We currently market our products in a limited number of foreign countries, including in Japan. Foreign jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing. Certain of our products require clearance or approval by the FDA. However, such clearance or approval does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any foreign jurisdiction. Furthermore, many foreign jurisdictions operate under socialized medical care, and obtaining reimbursement for our products under that construct may also prove difficult. If we fail to receive necessary approvals, certifications, or reimbursements necessary to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Further, governmental authorities outside the U.S. have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations.
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
Our success depends on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology, including our licensed technology. These legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, our pending patent applications include claims to material aspects of our products and procedures that may not be protected by issued patents. The patent application process can be time consuming and expensive. Our pending patent applications might not result in issued patents, and issued patents may later be determined to be invalid or unenforceable as a result of district court litigation or related administrative proceedings. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable or even superior to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with some of our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

As of December 2025, we had aggregate borrowings outstanding of $18.0 million under our Term Loan Facility, pursuant to our Citizens Credit Agreement (as defined below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). Our outstanding debt may limit our ability to borrow additional funds or may adversely affect the terms on which such additional funds may be available. Additionally, a default under certain other indebtedness constitutes an event of default under the Citizens Credit Agreement. Consequently, the effects of a default under other debt may be amplified by the lenders exercising the remedies available to it in the Citizens Credit Agreement for events of default, including foreclosure on the collateral securing our obligations and the declaration that all amounts outstanding under the Citizens Credit Agreement are immediately due and payable.

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

The Citizens Credit Agreement also contains certain customary events of default, including, without limitation, (i) failure to pay interest or principal when due, (ii) failure to provide notice of certain material events and (iii) failure to perform or observe certain covenants under the Citizens Credit Agreement or any related loan documents (subject to a 30-day grace period in certain circumstances). If an event of default occurs and is continuing, the agent under the agreement may, and at the direction of the lenders, take one or more of the following actions: (i) terminate the commitments, (ii) declare any amounts outstanding immediately due and payable, and (iii) exercise any other right it has under the Citizens Credit Agreement or at law. Compliance with such covenants may restrict our operating flexibility, and in the event that we were unable to comply with such covenants, leading to default and acceleration, this could adversely affect our business, results of operations and financial condition.

EW Healthcare Partners and its interests may conflict with those of our other shareholders.
As of December 31, 2025, EW Healthcare Partners and their affiliates beneficially owned approximately 19% of our Common Stock. Also, for as long as EW Healthcare Partners and its affiliates collectively hold at least (i) 10% of the outstanding shares of our Common Stock, EW Healthcare Partners has the right to select two individuals that the Company must include among its nominees to serve on our Board and (ii) 5% (but less than 10%) of the outstanding shares of our outstanding Common Stock, EW Healthcare Partners has the right to select one individual that the Company must include among its nominees to serve on our Board. EW Healthcare Partners designated Martin P. Sutter and William A. Hawkins, III, who continue to serve on our board as directors. The interests of EW Healthcare Partners may conflict with those of our other shareholders, and EW Healthcare Partners may seek to influence, and may be able to influence, us through its director nomination rights and its share ownership.

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
We have never declared or paid cash dividends on our Common Stock. We currently expect to deploy our capital toward various goals, including the development, operation and expansion of our business, the repayment of debt, and, to the extent authorized by our Board, potential repurchases of our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock will be an investor’s only source of potential gain from our Common Stock for the foreseeable future.
Our capital allocation decisions, including decisions regarding share repurchases, investments in inorganic opportunities, and other capital allocation activities, may not achieve their intended benefits and could adversely affect our financial condition and stock price.
We regularly evaluate opportunities to deploy capital, including investing in our business, pursuing strategic acquisitions, reducing indebtedness, returning capital to shareholders through dividends or share repurchases, or retaining capital for future flexibility. Our capital allocation decisions are subject to significant judgment and are influenced by a number of factors, including market conditions, our financial performance and liquidity, tax considerations, regulatory requirements, and the availability of alternative or inorganic investment opportunities.
In February 2026, our Board authorized us to periodically repurchase up to $100.0 million of our common shares (the “Share Repurchase Plan” through February 2028. The Share Repurchase Plan does not obligate the Company to repurchase any number of shares and may be suspended or discontinued at any time.
Share repurchases are one method with which we may return capital to stockholders. However, there can be no assurance that any repurchases will enhance long-term shareholder value. Repurchases, if any, may be executed at prices that are higher than the market price of our common stock at a later date, or at times when other uses of capital would have produced greater returns. In addition, repurchases reduce the amount of cash available for other purposes, including investments in organic growth, acquisitions, debt repayment, or other strategic initiatives, which could limit our ability to respond to changing business conditions. In addition, share repurchases may be subject to excise taxes, which could further restrict our ability to deploy capital toward other purposes.
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
Item 1C. Cybersecurity
We face significant and persistent cybersecurity risks due primarily to the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident and our use of third-party products, services and components. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.
We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third parties. We have processes in place to assess, identify, manage and address material cybersecurity threats and incidents. These include, among other things, annual and ongoing security awareness training for employees, mechanisms to detect and monitor unusual network activity and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including: maintaining an effective security management program and abiding by information handling and asset management requirements. These processes and response mechanisms are continually assessed for effectiveness, and any new security mechanisms are integrated when business needs arise or industry best practices shift.
Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The Board of Directors is assisted by the Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors. Cybersecurity reviews by the Audit Committee or the Board of Directors generally occur at least annually, or more frequently as determined to be necessary or advisable. Our cybersecurity program is run by the head of our information security department, who reports to our Chief Financial Officer. Our Chief Financial Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals in the information security team, who hold cybersecurity certifications such as a Certified Information Systems Security Professional, and through the use of technological tools and software and results from third party audits. We have an escalation process in place to inform senior management and the Board of Directors of material issues.
Item 2. Properties
Our corporate headquarters are located in Marietta, Georgia, where we lease office, laboratory, tissue processing and warehouse space. We also lease a facility in Kennesaw, Georgia, which primarily consists of laboratory, tissue processing and warehouse space. Our properties are used for the manufacture of most of the product lines that we sell, as well as office space for operations, quality, and shared service functions. We believe that such properties are suitable and adequate to meet the needs of our business.
Item 3. Legal Proceedings
The description of the Company’s legal proceedings contained in Note 14, Commitments and Contingencies to our financial statements included in Item 8 is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Stock
Our Common Stock trades on The Nasdaq Stock Market under the trading symbol “MDXG.”
Holders
Based upon information supplied from our transfer agent, there were 760 shareholders of record of our Common Stock as of February 19, 2026.
Dividends
We have not paid any dividends on our Common Stock since our inception and do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on many factors, including general economic and business conditions, our strategic plans, our financial results and condition, legal requirements and other factors as our Board deems relevant.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of the Nasdaq Composite Index and the Russell 2000 Index, for the five year period that commenced on December 31, 2020 and ended December 31, 2025, assuming an investment of $100.00 on December 31, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN
MiMedx Group, Inc.
NASDAQ Composite-Total Return
Russell 2000 Index
$300
$200
$100
$0
2020
2021
2022
2023
2024
2025

ASSUMES $100 INVESTED ON DEC. 31, 2020
ASSUMES DIVIDEND REINVESTMENT; NO DIVIDENDS ISSUED BY MIMEDX
FISCAL YEAR ENDED DEC. 31, 2025

Securities Authorized for Issuance Under Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18 under the Exchange Act) during the three-month period ended December 31, 2025.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During 2025, we delivered 20.0% growth in net sales, with broad-based contributions across Wound and Surgical. This growth was driven by a combination of demand for newer Wound products (CELERA™, EMERGE™ and EPIXPRESS®), increasing adoption of Surgical products across a growing number of use cases in the operating room and commercial execution. Operating and financial highlights during the year include:
•Fourth quarter and full year 2025 net sales of $118.1 million and $418.6 million, respectively, reflecting 27.1% and 20.0% growth over the fourth quarter and full year 2024, respectively.
•GAAP net income for the fourth quarter and full year 2025 of $15.2 million and $48.6 million, respectively.
•Featured the Company’s growing body of clinical and scientific evidence at Wound & Surgical-focused industry conferences, including MedStar Georgetown University Hospital’s Diabetic Limb Salvage Conference, Symposium on Advanced Wound Care Spring and Fall meetings, and Digestive Disease Week 2025, among others.
•Announced publication of health economics data in Mohs micrographic surgery
•Entered into a strategic collaboration with Vaporox, Inc., establishing the ability for the Company to co-promote and co-market its leading placental allograft portfolio alongside Vaporox’s Vaporous Hyperoxia Treatment device
•Launched EPIXPRESS® the Company’s next-generation, lyophilized human placental allograft, further expanding the Company’s broad portfolio of advanced wound care products
•Announced interim results of its EPIEFFECT® randomized clinical trial, which were published and presented, demonstrating clinical benefit associated with use of EPIEFFECT® when compared to Standard of Care.
•Announced publication in the Journal of Inflammation focused on the immunomodulatory effects of Purion® processed human amniotic membrane allografts in vitro. The study, which investigated the influence of MIMEDX DHACM and LHACM products on inflammatory response, demonstrated support of the healing cascade and tissue repair.
•Entered into an exclusive U.S. distribution agreement for RegenKit®-Wound Gel with Regen Lab USA, LLC, continuing to broaden the Company’s leading Wound product offering beyond placental allografts.
Additionally, at the end of 2025, CMS finalized sweeping changes related to the reimbursement of skin substitutes, which were implemented on January 1, 2026. These changes include: 1) reimbursing skin substitute products uniformly across the HOPD and physician office and associated care settings and 2) capping the reimbursement rate for skin substitutes at $127.14 per square centimeter in these care settings, subject to geographic adjustments. The specific policies were put into effect in the Physician Fee Schedule (“PFS”) and Hospital Outpatient Prospective Payment System (“OPPS”).
Overview
MIMEDX is a pioneer and leader focused on helping humans heal. With nearly two decades of experience helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX provides a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. All of our products sold in the United States are regulated by the U.S. Food and Drug Administration (“FDA”). We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
Recent Developments

On October 31, 2025, CMS issued the final update to Medicare reimbursement for skin substitutes, which was broadly in line with the initial proposed rate (the “2026 Rules”). Effective January 1, 2026, the 2026 Rules revolutionize skin substitute reimbursement by moving away from “Average Sales Price (ASP) +6%” model to a flat, standardized rate of $127.14 per square centimeter, cutting costs by nearly 90%. The change in policy to a flat rate is primarily driven to address skyrocketing expenditures – rising from ~$500 million in 2020 to ~$15 billion in 2025 (a nearly 40-fold increase) and to combat potential fraudulent billing, such as using larger-than-necessary grafts to maximize reimbursement.

The increased spending, proliferation of Q-coded skin substitute products, and higher ASPs for these products have been under increased regulatory scrutiny over the last couple of years. In response to these market dynamics, CMS announced the 2026 Rules related to the reimbursement of skin substitutes. The changes under the 2026 Rules include: 1) reimbursing skin substitute products uniformly across the HOPD and physician office and associated care settings, 2) moving the reimbursement rate for skin substitutes from the “ASP+6%” methodology to a flat rate at $127.14 per square centimeter in these care settings, subject to geographic adjustments, and 3) reclassifying some products as “incident-to” supplies under the physician fee schedule and subject to a flat payment rate. This change applies to skin substitutes in three regulatory categories: (1) devices subject to premarket approval (PMA); (2) devices subject to 510(k) clearance; and (3) human cells, tissues and cellular and tissue-based products (HCT/Ps) regulated under Section 361 of the Public Health Service Act (the “PHS Act”). The 2026 Rules were put into effect in the Physician Fee Schedule (“PFS”) and Hospital Outpatient Prospective Payment System (“OPPS”).
While there are many unknowns of the 2026 Rules, we may need to tighten inventory management, to minimize losses from expired or unused products and also revisit pricing strategies in light of the new reimbursement model. As to how the 2026 Rules impact clinical practice and physician behavior, it will only become clear as implementation progresses. We anticipate that the 2026 Rules will be a headwind to both Advanced Wound Management sales and profitability in 2026, before any mitigating actions.

Our Products
Our product portfolio is divided into two categories (1) Wound and (2) Surgical.
Our Wound portfolio includes EPIFIX®, EPICORD®, EPIEFFECT®, EPIXPRESS®, CHORIOFIX™, EMERGE™, CELERA™, and RegenKit®-Wound Gel which are marketed for external use across a range of advanced wound applications. EMERGE™, CELERA™, and RegenKit®-Wound Gel are manufactured by third-party suppliers.
Our Surgical portfolio includes AMNIOFIX®, AMNIOEFFECT®, AMNIOBURN®, AMNIOCORD®, AXIOFILL®, and HELIOGEN™, which are marketed for use in diverse surgical applications, including lower extremity repair, plastic and reconstructive surgery, vascular procedures, and multiple orthopedic repairs. HELIOGEN™ is manufactured by third-party supplier Regenity Biosciences, Inc. Additionally, in early 2026 we began distributing three additional Surgical Products: G4Derm Plus, NovaForm and Hydrelix to further expand our Surgical product offering.
From time to time, we may acquire, manufacture, or market additional Wound or Surgical products in response to market demand or to maintain our competitive position.
This discussion, which presents our results for the fiscal years ended December 31, 2025 and 2024, should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. Also, please refer to Part I, Item 1, Business, and Part I, Item 1A, Risk Factors, which include detailed discussions of various items impacting our business, results of operations and financial condition. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. We also discuss certain performance metrics that management uses to assess the Company's performance.
Our Annual Report for the year ended December 31, 2024 (the “2024 Annual Report”) includes a discussion and analysis of our total company financial condition and results of operations for 2024 compared to 2023 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Components of and Key Factors Influencing Our Results of Continuing Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Net sales
Our net sales are derived from selling our Wound and Surgical products to a wide range of customers, including hospitals, wound care centers and private physician offices that have clinicians using our suite of products to aid in the management of patients with chronic or hard-to-heal wounds. These customers choose products like ours based upon a variety of factors, including clinical efficacy, customer engagement programs, availability, handling characteristics, reimbursement coverage and payer sources.
Net sales are recognized based on the consideration we expect to receive from the sale at the point in time when control of the goods is transferred to the customer. For ship-and-bill sales, this occurs upon transfer of title to the customer. For consignment arrangements, this occurs upon implantation of the product on the end user . Net sales consists of the gross selling price of the product less any discounts, rebates and other customer incentives, fees paid to GPOs, and estimates for sales returns.

Cost of goods sold and gross profit
Cost of goods sold includes product testing costs, quality assurance costs, personnel costs, manufacturing costs, raw materials and product costs, depreciation, amortization of certain purchased assets and facility costs associated with our manufacturing and warehouse facilities. Fluctuations in our cost of goods sold correspond with the fluctuations in these costs as well as sales volume.
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
S&M expense includes costs to execute our sales strategy, which includes personnel costs pertaining to our sales force and sales support functions, including salaries, commissions and other incentive compensation, commissions to sales agents, customer support, travel expenses, and bad debt expense. We expect our S&M expense to fluctuate based on revenue fluctuations, geographic changes, and any changes to the size of our headcount, particularly that of our sales and marketing forces. Certain of these costs scale with sales, but can fluctuate depending on sales mix. For example, we pay sales agents a greater commission than our internal sales force, meaning that we could incur greater commission expenses if a greater proportion of our sales are through sales agents.
G&A expense reflects costs related to functions which support our business, such as legal, finance, human resources, and other such functions. This includes personnel costs associated with these functions, insurance, and certain professional fees. We expect our G&A expense to fluctuate based on headcount.
Research and development expense
Research and development expense relates to our investments to expand our product pipeline and platforms, including clinical trials as well as improvements to our manufacturing process and the enhancement of existing products. Our research and development costs also include expenses such as salaries and benefits related to our research departments, consulting costs, advisory costs, and regulatory costs.
We expense research and development costs as incurred. Fluctuations in research and development expenses are driven by the timing and cadence of our clinical trials.
Investigation, restatement and related (benefit) expense
Investigation, restatement and related expense primarily related to legal fees that were advanced to certain former officers and directors of the Company under certain indemnification agreements and our liability from certain legal proceedings that were taken against us. These costs ended during the year ended December 31, 2024.
Interest income (expense), net
We incur interest expense primarily from stated interest on our outstanding term loan and revolving credit facilities, to the extent such borrowings are outstanding. Interest on these facilities is currently based on the applicable term Secured Overnight Financing Rate (“SOFR”), and fluctuations in SOFR may cause our interest expense to vary. We generate interest income from amounts held in various money market accounts.
In addition, interest expense includes the amortization of deferred financing costs and original issue discounts associated with our credit facilities. This amount is presented net of interest income earned through our treasury management activities.
Income tax provision
We generate tax liability primarily in the United States and in various states in which we have nexus. The basis for our effective tax rate will generally approximate the United States’ federal statutory corporate tax rate (21%) plus a blended state rate, net of any federal benefit. Material deviations from this effective tax rate in each period is generally the result of the periodic effects of certain permanent differences between the book and tax treatment of certain transactions, including windfall or shortfall on vestings of restricted stock awards and limitations on the deduction of executive compensation. Historically, our effective tax rate was, and in the future may be, materially impacted by changes in our valuation allowance recorded against our deferred tax assets.
Results of Continuing Operations for 2025 Compared to 2024

	Year Ended December 31,
	(in thousands)
	2025	2024	$ Change	% Change
Net sales	$418,630	$348,879	$69,751	20.0%
Cost of sales	73,013	60,073	12,940	21.5%
Gross profit	345,617	288,806	56,811	19.7%
Selling, general and administrative	266,194	225,087	41,107	18.3%
Research and development	15,097	12,341	2,756	22.3%
Investigation, restatement and related	—	(8,698)	8,698	(100.0)%
Amortization of intangible assets	439	765	(326)	(42.6)%
Impairment of intangible assets	—	446	(446)	(100.0)%
Interest income (expense), net	2,933	(1,006)	3,939	nm
Other expense, net	(558)	(565)	7	(1.2)%
Income tax provision expense	(17,684)	(15,296)	(2,388)	15.6%
Net income from continuing operations	$48,578	$41,998	$6,580	15.7%
Net Sales
We recorded net sales for the year ended December 31, 2025 of $418.6 million, an increase of $69.8 million, or 20.0%, over net sales for the year ended December 31, 2024 net sales of $348.9 million.
Our sales by product category were as follows (amounts in thousands):

	Year Ended December 31,		% of net sales		Change
	2025	2024	2025	2024	$	%
Wound	$276,326	$231,004	66%	66%	$45,322	19.6%
Surgical	142,304	117,875	34%	34%	24,429	20.7%
Net sales	$418,630	$348,879	100%	100%	$69,751	20.0%
Net sales in the Wound category were $276.3 million for the year ended December 31, 2025, a $45.3 million, or 19.6% increase, compared to $231.0 million for the year ended December 31, 2024. The increase was primarily driven by sales of the higher priced products EMERGE™, CELERA™, and EPIXPRESS®, partially offset by ongoing commercial challenges and regulatory pressures on pricing and reimbursement, which were consistent with those experienced in the prior year.
Net sales in the Surgical category grew by $24.4 million, or 20.7%, to $142.3 million for the year ended December 31, 2025, compared to $117.9 million for the year ended December 31, 2024. The increase was primarily driven by sales of AMNIOFIX®, AMNIOEFFECT®, and HELIOGEN® across a range of surgical procedures.
Gross Margin and Cost of Sales
Gross margin in 2025 was 82.6%, compared to 82.8% in 2024. The slight decline was driven by lower yield, and manufacturing inefficiencies. These pressures were partially offset by a more favorable product mix, reflecting a greater proportion of higher-price products in the sales portfolio.
Cost of sales for the year ended December 31, 2025 was $73.0 million, an increase of $12.9 million, or 21.5%, compared to $60.1 million for the year ended December 31, 2024. The increase was driven by higher sales volume, and increased manufacturing inefficiencies.

Selling, General and Administrative Expense
SG&A expense increased $41.1 million, or 18.3%, to $266.2 million for December 31, 2025, compared to $225.1 million for December 31, 2024. The following table shows the composition of this expense between S&M and general G&A components (amounts in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Selling and marketing	$209,681	$175,562	$34,119	19.4%
General and administrative	56,513	49,525	6,988	14.1%
Selling, general and administrative	$266,194	$225,087	$41,107	18.3%
Sales and marketing expenses increased $34.1 million, or 19.4%, year over year, primarily due to higher commissions driven by increased sales and elevated effective commission rates, along with higher bad debt expense. General and administrative expense increased $7.0 million, or 14.1%, year-over-year, driven by ongoing legal and regulatory disputes, transaction-related costs, and severance costs.
Research and Development Expense
Our research and development (“R&D”) expense was $15.1 million for the year ended December 31, 2025, compared to $12.3 million for the year ended December 31, 2024. The increase was driven by on-going clinical trials and research studies aimed at strengthening clinical and economic evidence.
Investigation, Restatement and Related Expense
Investigation, restatement, and related expenses for the year ended December 31, 2024 was a benefit of $8.7 million. The benefit resulted from various settlements related to former officers and other related matters during 2024. This was offset by the last material payment towards the resolution of matters stemming from the findings of our historical Audit Committee investigation. These expenses ceased in 2024.
Amortization of Intangible Assets
Amortization expense related to intangible assets for the year ended December 31, 2025 was $0.4 million, compared to $0.8 million for the year ended December 31, 2024.
Impairment of Intangible Assets
There was no impairment for the year ended December 31, 2025, compared to $0.4 million for the year ended December 31, 2024. The impairment of intangible assets in 2024 related to abandoned patents.
Interest Income (Expense), Net
Net interest income (expense) was $2.9 million for the year ended December 31, 2025, compared to $(1.0) million for the year ended December 31, 2024. The favorable increase was primarily driven by improved treasury management. a reduction in outstanding debt, and lower interest rates. Additionally, we recorded a $1.4 million loss on extinguishment of debt in the first quarter of 2024 due to the repayment and termination of a previous loan agreement.
Income Tax Provision
Our effective tax rates for 2025 and 2024 were 26.7% and 26.7%, respectively, on income from continuing operations before income tax provision of $66.3 million and $57.3 million for 2025 and 2024, respectively. The effective tax rate in each period was favorably impacted by vestings of restricted stock, offset by executive compensation deduction limitations.
The income tax provision for the year ended December 31, 2025 reflects the provisions of the One Big Beautiful Bill Act (“OB3”). OB3 resulted in a current tax benefit resulting from the utilization of deferred tax assets, primarily relating to the utilization of capitalized research and development expenses, and did not affect our effective tax rate in the year ended December 31, 2025.

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
As of December 31, 2025, we had $166.1 million of cash and cash equivalents.
Our net working capital at December 31, 2025 was $213.2 million, an increase of $66.9 million from $146.3 million at December 31, 2024. Our current ratio was 4.3 to 1 and 4.2 to 1 as of as of December 31, 2025 and 2024, respectively. We had no borrowings outstanding and $75 million of availability under our Revolving Credit Facility (as defined below).
We are currently paying our obligations in the ordinary course of business. We believe that our anticipated cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Annual Report.
Contractual Obligations
Contractual obligations associated with ongoing business activities are expected to result in cash payments in future periods. See Item 8, Note 14, Commitments and Contingencies, in the Consolidated Financial Statements for more information regarding our contractual commitments.
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
The Citizens Credit Agreement requires that we comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
As of December 31, 2025, we have $18.0 million of principal outstanding on the Term Loan Facility that bears interest at 6.1% and no borrowings outstanding under the Revolving Credit Facility.
Share Repurchase Plan
In February 2026, the Board authorized us to periodically repurchase up to $100.0 million of our outstanding common stock (the “Share Repurchase Plan”) through February 2028. The timing and amount of repurchases, if any, will depend on a number of factors, including capital requirements for inorganic business development, market conditions, our financial condition, operating results, and other business considerations. Notwithstanding the Share Repurchase Plan, management’s focus remains on executing on our strategic initiatives, including inorganic growth investments. The share repurchase program does not obligate us to repurchase any shares.
In connection with the Share Repurchase Plan, we executed an amendment to the Citizens Credit Agreement (“Amendment No. 1”) which allows us to repurchase shares during its term. Amendment No. 1 did not contemplate any other changes to the Citizens Credit Facility.
See Item 8, Note 9, Long Term Debt, Net, in the Consolidated Financial Statements for further discussion of our Credit Facilities.

Discussion of Cash Flows for 2025 Compared to 2024
Operating Activities from Continuing Operations

During the year ended December 31, 2025, net cash provided by operating activities of continuing operations increased $6.9 million to $74.0 million compared to cash provided of $67.1 million for the year ended December 31, 2024. The increase in cash provided by operating activities was primarily as a result of year-over-year increases in net sales, which drove increases in collections from customers.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $6.9 million, a decrease of $2.7 million compared to $9.6 million for the year ended December 31, 2024. The decline was primarily driven by lower product acquisition costs and reduced capital expenditures in 2025.
Financing Activities
During the year ended December 31, 2025, net cash used in financing activities was $5.4 million, a decrease of $28.8 million compared to $34.2 million for the year ended December 31, 2024. Cash used in 2025 was primarily driven by stock repurchases to satisfy tax withholding obligations upon vesting of employee equity awards, scheduled principal payments under the Citizens Credit Agreement, and profit-share payments to TELA Bio, Inc. related to HELIOGEN® sales performance. In 2024, cash usage was largely attributable to a $30.0 million repayment under the Revolving Credit Facility, which represented the majority of the financing activities for the year.
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
Share-Based Compensation
Description
We measure the fair value of stock options and other stock-based awards granted to employees on the grant date and recognize the assessed fair value as share-based compensation expense over the requisite service period based on the award’s vesting conditions. For awards that contain performance conditions, expense is recognized if, and to the extent that, achievement is considered “probable” of occurring.
Judgments and Uncertainties
Share-based payment arrangements are measured at fair value on the grant date. The fair value of restricted stock units and performance stock units are generally measured using the last trading price on the grant date. Options are measured using an appropriate option pricing model using inputs applicable as of the grant date. In each case, the grant date fair value is adjusted for the presence of any market conditions.
Subsequent to the determination of fair value, we recognize expense to the extent we evaluate that performance conditions associated with share-based payment arrangements are probable of occurring. We determine probable performance based on actual performance to date, internally-developed budgets and forecasts for periods covered by the relevant performance condition, and other evidence deemed relevant to this determination. We re-evaluate our probability assessments at least quarterly, with any revisions reflected as a cumulative adjustment to expense. Because of the cumulative nature of adjustments, they could significantly impact our results of operations.
Sensitivity of Estimate to Change
As of December 31, 2025, all outstanding performance stock unit awards vest on the basis of stipulated revenue targets in addition to continued employment. Cumulative expense recognized for unvested performance stock unit awards was $7.6 million as of December 31, 2025. This was based on the grant-date fair value of each award, the portion of the relevant vesting period that has elapsed and our assessment of the extent to which the vesting conditions are considered probable for each award.

If it is subsequently determined that the performance conditions associated with the performance stock unit awards are no longer probable of being met, or performance conditions which were determined to be probable of occurring do not actually occur, we could reflect a benefit of up to this amount in the period such determination is made. Furthermore, if probable levels of achievement are later determined to be greater, or actual achievement exceeds the level of achievement assessed as probable, we could record increases to expense to reflect this level of achievement. As of December 31, 2025, a revision of expense to reflect the maximum hypothetical attainment of all unvested performance stock units would result in a $17.1 million increase to expense. The amount of any incremental expense recognition or reversal will depend on the magnitude and timing of such change in estimate.
Net Sales
Description
We record estimates for returns and allowances as a reduction to net sales based on our expectation for such returns.
Judgments and Uncertainties
We sell our products to individual customers and independent distributors (collectively referred to as “customers”). Customers obtain and use products either through ship and bill sales or consignment arrangements. We recognize revenue as performance obligations are fulfilled, which generally occurs upon the shipment of product to customers for ship and bill sales or upon implantation for consignment sales. We recognize revenue based on net consideration we expect to receive from the sale. This consists of the gross selling price of the product, less any discounts, rebates, fees paid to GPOs, and an expectation for sales returns.
We maintain a return policy that allows our customers to return product for any reason within 30 days of sale, and to return product that is damaged or non-conforming, ordered in error, or due to recall at any time.
We derive an expectation for product returns based on historical return patterns and other discrete factors which influence return activity, such as changes in our regulatory environment, product recalls, changes in reimbursement rates, changes in reimbursement eligibility and rules, and other factors. Determinations involving other factors are based on our estimates for product at customer sites that are eligible for return.
Additions or reversals to our return allowance, as determined necessary, are accounted for prospectively and recorded as a decrease or increase to net sales, respectively. Actual returns are recorded against the recorded accrual.
Sensitivity of Estimate to Change
We have accrued $2.4 million for sales returns as of December 31, 2025. Changes in return patterns or unforeseen changes in reimbursement policy, regulations or product recalls could cause returns significantly in excess of this estimate.
Income Taxes
Description
We have $19.9 million of net deferred tax assets to defray future tax liability. We record a valuation allowance to offset our gross deferred tax asset to the extent that realization of these assets is not “more likely than not.”
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
We evaluate our ability to recover deferred tax assets based on projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and our recent operating results. Judgment is required to determine whether the totality of this evidence suggests that we can recover our deferred tax assets in the future. Any changes to the valuation allowance are reflected in the period identified as a component of income tax provision expense.
Sensitivity of Estimate to Change

As of December 31, 2025, we had $0.3 million in valuation allowance recorded against our gross deferred tax assets balance of $19.9 million. The amount and extent of the valuation allowance may change due to changes in tax law, a revision to our expectation regarding taxable income in the future, taxable income generated in a period in which we had not previously anticipated taxable income, a change in scheduled reversals of deferred tax liabilities, and other changes.
Recently Adopted Accounting Pronouncements
See Item 8, Note 2, Significant Accounting Policies, in the Consolidated Financial Statements for recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is primarily exposed to fluctuations in U.S. interest rates and their impact on the Company’s money market accounts and Term Loan Facility. Increases in interest rates will negatively affect the fair value of the Company’s money market accounts and increase the interest expense on the Company’s Term Loan Facility. We do not hedge against interest rate risk.
As part of our treasury management strategy, we hold non-operating cash in money market accounts to generate interest income. The interest on these accounts fluctuates with the general market for interest rates.
The interest rate on our Term Loan Facility is currently determined quarterly based on the applicable Term SOFR.
The following table sets forth annualized impacts on the Company’s interest income or expense that a 100 basis point change in the relevant interest rate would have on each of the Company’s material interest-bearing financial instruments as of December 31, 2025 (in thousands):

Financial Instrument	Prevailing Rate	Hypothetical Rate Change	Impact of Rate Change
Money market accounts	Market interest rates	100 basis points decrease	$(1,507)
Term Loan Facility	Term SOFR	100 basis points increase	(180)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of MiMedx Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MiMedx Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 25, 2026
We have served as the Company's auditor since 2021.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$166,121	$104,416
Accounts receivable, net	75,707	55,828
Inventory	25,340	23,807
Other current assets	10,303	7,835
Total current assets	277,471	191,886
Property and equipment, net	4,713	5,944
Deferred tax assets	19,596	28,306
Goodwill	19,441	19,441
Intangible assets, net	14,158	11,626
Other assets	7,274	6,712
Total assets	$342,653	$263,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,500	$1,000
Accounts payable	14,528	7,409
Accrued compensation	31,065	23,667
Accrued expenses	11,383	9,012
Other current liabilities	5,790	4,507
Total current liabilities	64,266	45,595
Long term debt, net	16,467	17,830
Other liabilities	5,372	7,383
Total liabilities	$86,105	$70,808
Stockholders’ equity
Common stock; $.001 par value; 250,000,000 shares authorized, 148,093,920 issued and outstanding at December 31, 2025 and 146,932,032 issued and outstanding at December 31, 2024	148	147
Additional paid-in capital	299,081	284,219
Accumulated deficit	(42,681)	(91,259)
Total stockholders’ equity	256,548	193,107
Total liabilities and stockholders’ equity	$342,653	$263,915
 See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$418,630	$348,879	$321,477
Cost of sales	73,013	60,073	54,634
Gross profit	345,617	288,806	266,843

Operating expenses:
Selling, general and administrative	266,194	225,087	211,124
Research and development	15,097	12,341	12,665
Investigation, restatement and related	—	(8,698)	5,176
Amortization of intangible assets	439	765	762
Impairment of intangible assets	—	446	—
Operating income	63,887	58,865	37,116

Other income (expense), net
Interest income (expense), net	2,933	(1,006)	(6,457)
Other expense, net	(558)	(565)	(26)
Income from continuing operations before income tax	66,262	57,294	30,633
Income tax provision (expense) benefit from continuing operations	(17,684)	(15,296)	36,806
Net income from continuing operations	48,578	41,998	67,439
Income (loss) from discontinued operations, net of tax	—	421	(9,211)
Net income	$48,578	$42,419	$58,228
Net income available to common stockholders from continuing operations	$48,578	$41,998	$55,796

Basic net income (loss) per common share:
Continuing operations	$0.33	$0.29	$0.48
Discontinued operations	—	—	(0.08)
Basic net income per common share:	$0.33	$0.29	$0.40

Diluted net income (loss) per common share:
Continuing operations	$0.32	$0.28	$0.43
Discontinued operations	—	—	(0.06)
Diluted net income (loss) per common share:	$0.32	$0.28	$0.37

Weighted average common shares outstanding - basic	147,793,069	146,979,354	116,495,810
Weighted average common shares outstanding - diluted	149,724,507	149,049,197	145,962,462
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income from continuing operations	$48,578	$41,998	$67,439
Adjustments to reconcile net income from continuing operations to net cash flows provided by operating activities from continuing operations:
Share-based compensation	16,396	16,933	16,959
Depreciation and amortization	14,881	6,041	3,427
Deferred income taxes	8,710	12,472	(37,802)
Credit loss expense	6,515	595	1,449
Non-cash lease expenses	1,262	1,310	1,268
Shares received in settlement of litigation	—	(9,300)	—
Loss on extinguishment of debt	—	1,401	—
Other	641	1,112	613
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(26,394)	(2,552)	(12,237)
Inventory	(1,533)	(2,357)	(7,838)
Other assets	(8,818)	(352)	1,252
Accounts payable	2,119	(1,410)	783
Accrued compensation	8,986	2,896	1,829
Accrued expenses	2,371	(789)	(1,708)
Other liabilities	289	(870)	(497)
Net cash flows from operating activities of continuing operations	74,003	67,128	34,937
Net cash flows used in operating activities of discontinued operations	—	(930)	(8,162)
Net cash flows provided by operating activities	74,003	66,198	26,775

Cash flows from investing activities:
Cash paid for acquisitions	(3,764)	(7,862)	—
Purchases of equipment	(1,033)	(1,683)	(1,987)
Other investments	(2,089)	(38)	(168)
Net cash flows used in investing activities	(6,886)	(9,583)	(2,155)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(3,118)	(2,641)	—
Cash paid for Profit Share Payment (Note 14)	(1,294)	(80)	—
Proceeds from Citizens Revolving Credit Facility	—	30,000	—
Proceeds from Citizens Term Loan	—	19,783	—
Prepayment premium on previous term loan	—	(500)	—
Deferred financing cost	—	(1,101)	—
Repayment of previous term loan	—	(50,000)	—
Repayment of Citizens Revolving Credit Facility	—	(30,000)	—
Principal payments on Citizens Term Loan Facility	(1,000)	(1,000)	—
Proceeds from exercise of stock options	—	1,397	997
Repurchase of Series B Preferred Shares	—	—	(9,515)
Other	—	(57)	(52)
Net cash flows used in financing activities	(5,412)	(34,199)	(8,570)

Net change in cash	61,705	22,416	16,050

Cash and cash equivalents, beginning of period	104,416	82,000	65,950
Cash and cash equivalents, end of period	$166,121	$104,416	$82,000
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2022	113,705,447	$114	$173,804	—	$—	$(191,906)	$(17,988)
Share-based compensation expense	—	—	17,178	—	—	—	17,178
Restricted stock shares canceled/forfeited	—	—	378	90,367	(378)	—	—
Exercise of stock options	130,129	—	885	(17,032)	112	—	997
Employee stock purchase plan	444,809	—	1,367	—	—	—	1,367
Issuance of restricted stock	2,185,604	2	(268)	(73,335)	266	—	—
Repurchase of Series B Preferred Stock	—	—	(4,935)	—	—	—	(4,935)
Conversion of Series B Preferred Stock	29,761,650	30	87,840	—	—	—	87,870
Net income	—	—	—	—	—	58,228	58,228
Balance at December 31, 2023	146,227,639	$146	$276,249	—	$—	$(133,678)	$142,717
Share-based compensation expense	—	—	16,933	—	—	—	16,933
Employee stock purchase plan	245,640	—	1,582	—	—	—	1,582
Exercise of stock options	207,686	—	1,397	—	—	—	1,397
Shares received in settlement of litigation	(1,200,000)	(1)	(9,299)	—	—	—	(9,300)
Issuance of restricted stock, net	1,451,067	2	(2,643)	—	—	—	(2,641)
Net income	—	—	—	—	—	42,419	42,419
Balance at December 31, 2024	146,932,032	$147	$284,219	—	$—	$(91,259)	$193,107
Issuance of restricted stock, net	882,093	1	(3,119)	—	—	—	(3,118)
Share-based compensation expense	—	—	16,396	—	—	—	16,396
Employee stock purchase plan	279,795	—	1,585	—	—	—	1,585
Net income	—	—	—	—	—	48,578	48,578
Balance at December 31, 2025	148,093,920	$148	$299,081	—	$—	$(42,681)	$256,548
See notes to the consolidated financial statements.

MIMEDX GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader focused on helping humans heal. With nearly two decades of experience helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX provides a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life. All of the Company’s products sold in the United States are regulated by the United States Food and Drug Administration (“FDA”).
The Company’s product portfolio and product development focuses on Wound and Surgical markets.
The Company’s business is focused primarily on the United States of America but the Company also has a growing commercial presence in several international locations, including Japan.

2.    Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of MiMedx Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Certain prior period amounts in the consolidated financial statements and accompanying notes have been deemed immaterial and reclassified to conform to the current period’s presentation.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimates of impairment for goodwill and intangible assets, estimates of useful lives for intangible assets, estimates of loss for contingent liabilities, estimate of allowance for credit losses, estimates of fair value of share-based payment awards, estimates of the probable level of achievement of performance conditions associated with the vesting of share-based payment awards, estimates of returns and allowances, estimate of fair value of the remaining Profit Share Payments (as defined below), determination of fair value of hybrid instruments valued under the Fair Value Option, and valuation of deferred tax assets.
Segment Reporting
The application of GAAP requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker (“CODM”) organizes segments within the Company for which separate financial information is available regarding resource allocation and assessing performance. The Company has concluded that its Chief Executive Officer (“CEO”) is its CODM. The Company reassesses the existence of operating segments when facts and circumstances suggest that there may have been a change in the way that the Company is managed. The Company assessed that the CODM assesses performance and resources as one reportable segment. Refer to Note 16, Segment Information, for further discussion.
Cash and Cash Equivalents
Cash and cash equivalents include cash held at various banks. The Company considers all highly-liquid investments purchased with an original maturity of three months or less at the date of purchase and funds held in money market accounts to be cash equivalents.

Market Concentrations and Credit Risk
The Company places its cash and cash equivalents on deposit with U.S.-based financial institutions. The U.S. Federal Deposit Insurance Corporation (“FDIC”) provides insurance coverage for deposits up to $250,000 for substantially all depository accounts. As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $165.9 million and $103.7 million, respectively, in excess of the insured amounts in three depository institutions.
Accounts Receivable
Accounts receivable represent amounts due from customers for which revenue has been recognized. Generally, the Company does not require collateral or any other security to support its receivables.
Accounts receivable is presented net of the Company’s allowance for credit losses. The allowance for credit losses is calculated based on the Company’s current expectations for credit losses, which is generally informed by historical collection patterns. The Company’s policy to reserve for potential bad debts based on the age of the individual receivable and the character of the customer, as well as customer-specific qualitative factors, such as bankruptcy proceedings. The Company manages credit risk by routinely performing credit checks on customers prior to sales. Individual receivables are written off after all reasonable efforts to collect the funds have been made. Actual write-offs may differ from the amounts reserved.
Inventory
Inventory is valued at the lower of cost or net realizable value. Costs of inventory sold are recognized using the first–in, first-out (“FIFO”) method. Inventory manufactured by the Company is tracked through raw material, work-in-process, and finished goods stages as the product progresses through various production steps and stocking locations. Labor and overhead costs are absorbed through the various production processes up to when the work order closes. Inventory purchased from third-party manufacturers is included in finished goods inventory.
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
Intangible Assets, Net
Intangible assets are assets which lack physical substance and (a) grant the Company with a legal right or (b) are capable of being separated and sold. Intangible assets acquired outside of a business combination are capitalized based on the cost to acquire the assets, allocated pro rata based on the fair value of the individual assets acquired. Any contingent consideration issued in connection with an acquisition of assets is capitalized at the time at which all contingencies regarding its payment are resolved. The Company amortizes the capitalized cost of finite-lived intangible assets over a period generally reflective of the anticipated contributions to cash flow generation. Amortization of intangible assets is recorded as part of cost of sales or operating expenses in the consolidated statements of operations depending on the nature of the underlying intangible asset and the manner that it supports the Company’s operations.
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
Operating lease right of use assets and the related liabilities are included in other assets, other current liabilities, and other liabilities, respectively, in the consolidated balance sheets. Lease expense associated with operating leases is recognized, straight-line, over the lease term. The Company does not recognize interest expense from operating lease liabilities. The Company did not have any finance lease assets or liabilities as of December 31, 2025 or 2024.
Treasury Stock
Except for shares retired by the Company upon repurchase, shares repurchased by the Company are recorded as treasury stock at the cost to acquire such shares. Subsequent issuances of shares held in treasury are assumed to be released on a FIFO basis. During 2025 and 2024, all shares repurchased were retired.

Contingencies
The Company is or has been subject to various patent challenges, product liability claims, government investigations, former employee matters, and other legal proceedings. See Note 14, Commitments and Contingencies, for discussion of material matters. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses or, prior to 2025, investigation, restatement and related expenses in the consolidated statements of operations, depending on the nature of the matter. The Company records an accrual for settlement costs and other contingencies in the consolidated financial statements when the Company determines that a loss is both probable and reasonably estimable. Subsequent revisions to the Company’s accrual are made as new information emerges and are accounted for prospectively. The Company discloses all ongoing legal matters for which a loss is reasonably possible, regardless of whether an estimate can be reasonably determined.
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
The Company maintains a returns policy that allows its customers to return product that is damaged or non-conforming, ordered in error, or due to a recall. The estimate of the provision for returns is based upon historical return activity, including discrete events which could cause or have historically caused changes in return patterns.
The Company’s payment terms for customers are typically 30 to 60 days from receipt of title of the goods.
Cost of Sales
Cost of sales includes all costs directly related to bringing the Company’s products to their final selling destination. Amounts include direct and indirect costs to manufacture products including raw materials, personnel costs and direct overhead expenses necessary to convert collected tissues into finished goods, costs to acquire product from third-party manufacturers, product testing costs, quality assurance costs, facility costs associated with the Company’s manufacturing and warehouse facilities, including depreciation, amortization of certain intangible assets, freight charges, costs to operate equipment and other shipping and handling costs for products shipped to customers.

The Company obtains raw material in the form of human placenta donations from participating mothers who give birth via scheduled Caesarean section.
Research and Development Costs
Research and development costs consist of direct and indirect costs associated with the development of the Company’s technologies. These expenses generally represent costs associated with the Company’s clinical trials as well as costs associated with new product development and pilot production. These costs are expensed as incurred.
Advertising Expense
Advertising expense consists primarily of print media promotional materials. Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2025, 2024, and 2023 was $0.5 million, $0.6 million, and $0.6 million respectively.
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
In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, results of recent operations, and changes in tax laws. In projecting future taxable income, the Company begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company uses to manage the underlying business. In evaluating the objective evidence that historical results provide, management considers three years of cumulative income exclusive of items that will not recur, such as discontinued operations. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the tax provision expense (benefit) in the period that includes the enactment date.
The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations both for U.S. federal income tax purposes and across numerous state jurisdictions. Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company records unrecognized tax benefits within other current liabilities on the consolidated balance sheets and adjusts these liabilities when management’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from management’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to the deferred tax asset or income tax expense in the period in which new information is available.
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
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards. The Company has three types of awards to employees and directors that are outstanding as of December 31, 2025: restricted stock units (“RSUs”), performance stock units (“PSUs”), and stock options.
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
For awards with service-based vesting conditions only, the Company recognizes the grant date fair value as share-based compensation expense on a straight-line basis through the vesting date of the last tranche of the award. For awards which are subject to a condition other than a service condition, the Company recognizes stock-based compensation expense using the graded-vesting method, treating each tranche as if it were a separately-granted award and recognizing expense through the vesting date of each individual tranche. In each case, the Company recognizes share-based compensation expense to the extent that vesting is “probable.” The Company recognizes the cumulative effect of changes in the probable outcome of an award in the period in which the changes occur.
The resolution of a market condition is not subsequently considered in expense recognition. Consequently, the Company could recognize expense for awards that do not ultimately vest.
Basic and Diluted Net Income per Common Share
Basic net income per common share is calculated as net income from continuing operations available to common stockholders divided by weighted average common shares outstanding for the applicable period. Net income from continuing operations available to common stockholders is calculated by adjusting net income for dividends on the Company’s historical Series B Convertible Preferred Stock (“Series B Preferred Stock”), which fully converted during 2023. This amount is divided by the weighted average common shares outstanding during the period.
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
Diluted net income per common share adjusts basic net income per common share for convertible securities, options, equity incentive awards, and other share-based payment awards which have yet to vest and vest only upon the satisfaction of a service condition. Equity incentive awards and options that are subject to a performance or market condition are included only if the performance or market condition would be satisfied if the end of the applicable period were the end of the performance period. In any case, these adjustments are reflected in the calculation of diluted net income per common share to the extent that they reduce basic net income from continuing operations per common share.
Basic and diluted net income (loss) per common share from discontinued operations is evaluated using the same denominator as basic and diluted net income per common share from continuing operations even if the dilutive adjustments are antidilutive to the calculation of the former.
The Company used the if-converted method to calculate the dilutive effect of the historical Series B Preferred Stock. The if-converted method assumes that convertible securities are converted at the later of the issuance date and the beginning of the period. If the hypothetical conversion of convertible securities, and the consequential avoidance of any accumulated preferred dividends, would decrease basic net income from continuing operations per common share, these effects are incorporated in the calculation of diluted net income from continuing operations per common share, adjusted for the portion of the period the securities were outstanding.
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
Financial instruments measured at fair value are recorded in accordance with the fair value measurement framework. The fair value measurement framework includes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair values in their broad levels. These levels from highest to lowest priority are as follows:
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
Recently Adopted Accounting Pronouncements
Accounting Standards Update 2023-09 - Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvement to Income Tax Disclosures (Topic 740)”, which requires additional disclosures for income tax rate reconciliations, income taxes paid, and certain other tax disclosures. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Adoption is required for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively during the year ended December 31, 2025. Refer to Note 12, Income Taxes.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

All other ASUs issued and not yet effective as of December 31, 2025, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3.    Accounts Receivable, Net
Accounts receivable, net, consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable, gross	$84,410	$58,960
Allowance for credit losses	(8,703)	(3,132)
Accounts receivable, net	$75,707	$55,828
Activity related to the Company’s allowance for credit losses for the year ended December 31, 2025 and 2024 was as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2023	$3,144
Credit loss expense	595
Write-offs	(607)
Balance at December 31, 2024	3,132
Credit loss expense	6,515
Write-offs	(944)
Balance at December 31, 2025	$8,703
Credit loss expense for the year ended December 31, 2025 reflects credit quality concerns resulting from changes in Medicare reimbursement for skin substitutes, which went into effect on January 1, 2026.
4.    Inventory
Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$1,221	$1,010
Work in process	8,666	8,580
Finished goods	15,453	14,217
Inventory	$25,340	$23,807

5.    Property and Equipment, Net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2025	2024
Lab and clean room equipment	$15,739	$15,549
Furniture and office equipment	2,008	1,951
Leasehold improvements	8,977	8,213
Construction in progress	612	686
Asset retirement cost	875	867
Property and equipment, gross	28,211	27,266
Less: accumulated depreciation	(23,498)	(21,322)
Property and equipment, net of accumulated depreciation	$4,713	$5,944
Depreciation expense for each of the years ended December 31, 2025, 2024, and 2023 was recorded in certain captions of the consolidated statements of operations for those periods in the amounts shown in the table below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$1,297	$1,408	$1,569
Selling, general, and administrative expense	570	544	795
Research and development expense	397	327	301
Total	$2,264	$2,279	$2,665
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
Supplemental balance sheet information related to the Company’s leases, including the financial statement caption in which the amounts are presented, is as follows (amounts in thousands, except lease term and discount rate):

	Operating Leases
	December 31,
	2025	2024
Assets
Other assets	$4,344	$5,606

Liabilities
Other current liabilities	$1,320	$1,307
Other liabilities	3,245	4,705
Total liabilities	$4,565	$6,012

Weighted-average remaining lease term (years)	3.4	4.3
Weighted-average discount rate	6.9%	6.9%
The Company had no finance lease obligations or associated right of use assets outstanding as of December 31, 2025.
Information related to lease costs are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,625	$1,478	$1,532
Amortization of finance lease ROU assets	—	51	47
Interest expense on finance lease liabilities	—	2	7
Maturities of lease liabilities are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases
2026	$1,585
2027	1,355
2028	1,346
2029	794
Thereafter	—
Total lease payments	5,080
Less: imputed interest	(515)
Lease liability	$4,565
Asset Retirement Obligations
Certain lease agreements require the Company to return designated areas of leased space to its original condition upon termination of the lease agreement, for which the Company records an asset retirement obligation and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. In subsequent periods, the asset retirement obligation is accreted for the change in its present value and the capitalized asset is depreciated, both over the term of the associated lease agreement. Asset retirement obligations of $1.3 million and $1.2 million are included in other liabilities in the consolidated balance sheets as of both December 31, 2025 and 2024, respectively.
7.    Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,666	$(8,843)	$1,823	$10,320	$(8,488)	$1,832
Supplier relationships	12,660	(2,678)	9,982	7,659	(1,147)	6,512
Tradenames and trademarks	12,497	(12,497)	—	2,937	(1,850)	1,087
Licenses	1,500	(188)	1,312	1,000	(104)	896
Total amortized intangible assets	$37,323	$(24,206)	$13,117	$21,916	$(11,589)	$10,327

Unamortized intangible assets
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	33		33	291		291
Total intangible assets	$38,364		$14,158	$23,215		$11,626
Amortization expense and impairment expense for the years ended December 31, 2025, 2024, and 2023, is summarized in the table below (amounts in thousands):

	Year ended December 31,
	2025	2024	2023
Amortization of intangible assets
Cost of sales	$12,178	$2,997	$—
Operating expense	439	765	762
Total amortization of intangible assets	$12,617	$3,762	$762
There was no impairment of intangible assets during the years ended December 31, 2025 and 2023. The impairment of intangible assets in the amount of $0.4 million in 2024 related to patents which were abandoned.
Expected future amortization of intangible assets as of December 31, 2025, is as follows (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2026	$3,695
2027	2,848
2028	2,846
2029	1,690
2030	1,265
Thereafter	773
Total amortization expense	$13,117
8.    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
External commissions	$5,390	$3,843
Estimated returns	2,435	1,990
Accrued rebates	1,130	1,223
Legal costs	978	459
Other	1,450	1,497
Total	$11,383	$9,012
9.    Long Term Debt, Net
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

At the Company’s option, borrowings under the Citizens Credit Agreement (other than any swingline loan) will bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term Secured Overnight Financing Rates (“SOFR”), as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. Swingline loans will bear interest at a rate per annum equal to one-month Term SOFR plus the applicable margin. The Term Loan Facility carried an interest rate of 6.1% as of December 31, 2025. The applicable margin is determined based on the Company’s consolidated total net leverage ratio.
The Company is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility, letter of credit fees, and other customary fees to the Agent and the Lenders. The Company must make mandatory prepayments in connection with certain asset dispositions and casualty events, subject in each case to customary reinvestment rights. The Company may prepay borrowings under the Credit Facilities at any time, without premium or penalty, and may, at its option, reduce the aggregate unused commitments under the Revolving Credit Facility in whole or in part, in each case subject to the terms of the Credit Agreement. The Company must also comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants. As of December 31, 2025, the Company is in compliance with all financial covenants under the Citizens Credit Agreement.
The balance of the Term Loan Facility as of December 31, 2025 and 2024 was as follows (amounts in thousands):

	December 31, 2025		December 31, 2024
	Current portion of long term debt	Long term debt, net	Current portion of long term debt	Long term debt, net
Outstanding principal	$1,500	$16,500	$1,000	$18,000
Deferred financing costs	—	(6)	—	(33)
Original issue discount	—	(27)	—	(137)
Total	$1,500	$16,467	$1,000	$17,830
Interest expense related to the Term Loan Facility was $1.6 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively. The Company previously maintained a separate term loan facility, which was terminated in January 2024 in connection with the Debt Refinancing Transactions and the execution of the Citizens Credit Agreement. Interest expense related to the prior term loan facility was $6.6 million for the year ended December 31, 2023. All such amounts are reflected within interest income (expense), net on the consolidated statements of operations. Interest income (expense), net for the year ended December 31, 2023 reflects the impact of the prior term loan facility.
Interest expense related to the Revolving Credit Facility included in interest income (expense), net in the consolidated statements of operations. Interest Expense related to the Revolving Credit Facility was $0.4 million and $0.4 million for the year ended December 31, 2025 and 2024, respectively.
Scheduled principal payments due on the Term Loan Facility, by year, as of December 31, 2025 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2026	$1,500
2027	1,500
2028	2,000
2029	13,000
Long term debt	$18,000
As of December 31, 2025, the fair value of the Term Loan Facility was $17.1 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to December 31, 2025 using this discount rate.

10.    Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.
Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income per common share for each of the years ended December 31, 2025, 2024, and 2023 (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024	2023
Net income from continuing operations	$48,578	$41,998	$67,439
Income (loss) from discontinued operations, net of tax	—	421	(9,211)
Net income	48,578	42,419	58,228
Adjustments to reconcile to net income available to common stockholders:
Accumulated dividend on previously converted Series B Preferred Stock	—	—	6,753
Preferred share repurchase in excess of book value	—	—	4,890
Total adjustments	—	—	11,643
Net income available to common stockholders from continuing operations	$48,578	$41,998	$55,796
Weighted average common shares outstanding	147,793,069	146,979,354	116,495,810
Basic net income (loss) per common share:
Continuing operations	$0.33	$0.29	$0.48
Discontinued operations	—	—	(0.08)
Basic net income per common share	$0.33	$0.29	$0.40
Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per-share amounts):

	Year ended December 31,
	2025	2024	2023
Net income available to common stockholders from continuing operations	$48,578	$41,998	$55,796
Adjustments:
Dividends on previously converted Series B Preferred Stock	—	—	6,466
Preferred share repurchase in excess of book value	—	—	5,177
Less: antidilutive adjustments	—	—	(5,177)
Total adjustments	—	—	6,466
Numerator
Net income available to common stockholders from continuing operations	48,578	41,998	62,262
Income (loss) from discontinued operations, net of tax	—	421	(9,211)
Weighted average common shares outstanding	147,793,069	146,979,354	116,495,810
Adjustments:
Potential common shares (a)
Previously converted Series B Preferred Stock	—	—	27,457,905
Restricted stock unit awards	1,252,226	1,447,217	1,452,153
Outstanding stock options	526,105	473,015	396,779
Performance stock unit awards	153,107	149,611	137,425
Restricted stock awards	—	—	22,136
Employee stock purchase plan	—	—	254
Total adjustments	1,931,438	2,069,843	29,466,652
Weighted average common shares outstanding adjusted for potential common shares	149,724,507	149,049,197	145,962,462
Diluted net income (loss) per common share:
Continuing operations	$0.32	$0.28	$0.43
Discontinued operations	0.00	0.00	(0.06)
Diluted net income per common share	$0.32	$0.28	$0.37
(a)Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be anti-dilutive for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Repurchase of Series B Preferred Stock	—	—	1,219,348
11.    Equity
Stock-Based Compensation Awards
The Company has two share-based compensation plans which provide for the granting of equity awards, including qualified incentive and non-qualified stock options and restricted stock awards: the MiMedx Group, Inc. 2016 Equity and Cash Incentive Plan Amended and Restated through March 2, 2023 (the “2016 Plan”), which was approved by shareholders on May 18, 2016, and the MiMedx Group, Inc. Assumed 2006 Stock Incentive Plan (the “Prior Incentive Plan”). During the years ended December 31, 2025, 2024, and 2023 the Company used only the 2016 Plan to make grants.
The 2016 Plan permits the grant of equity awards to the Company’s employees, directors, consultants and advisors for up to 21,350,000 shares of the Company’s common stock plus (i) the number of shares of the Company’s common stock that remain available for issuance under the Prior Incentive Plan, and (ii) the number of shares that are represented by outstanding awards that later become available because of the expiration or forfeiture of the award without the issuance of the underlying shares. Awards granted under the 2016 Plan are subject to a vesting schedule as set forth in each individual agreement.

A summary of share-based compensation expense recognized for each of the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$2,071	$1,546	$1,533
Selling, general and administrative	13,602	14,646	14,776
Research and development	723	741	650
Total share-based compensation	16,396	16,933	16,959
Income tax benefit, before consideration of valuation allowance	(4,099)	(4,233)	(4,240)
Total share-based compensation, net of tax benefit	$12,297	$12,700	$12,719
Stock Options
The Company grants stock options to certain of its employees. Each stock option granted reflects the right to purchase one share of stock for a stipulated price. Except for the CEO Performance Option (as defined and explained below), all of the Company’s stock options outstanding as of December 31, 2025 vest exclusively based on continued service to the Company through each relevant vesting date. All stock options outstanding vest in four equal annual tranches.
A summary of stock option activity for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,055,526	$4.21
Granted	371,249	8.30
Exercised	—	—
Unvested options forfeited	(35,336)	8.50
Vested options expired	(24,478)	9.63
Outstanding at December 31, 2025	4,366,961	4.49	4.34	11,083
Exercisable at December 31, 2025	726,031	$4.41	4.23	$1,858
With the exception of the CEO Performance Option (as defined and explained below), all options granted during the years ended December 31, 2025, 2024 and 2023 were valued using a Black-Scholes model. The below table reflects the material inputs used to value the options granted during those periods (exclusive of the CEO Performance Option).

	Year ended December 31,
	2025	2024	2023
Stock price on grant date	$8.30	$8.63	$6.44
Exercise price	$8.30	$8.63	$6.44
Expected term (years)	4.75	4.75	4.75
Risk-free interest rate	4.0%	4.2%	4.3%
Expected volatility (annualized)	64%	66%	77%
Dividend yield	—%	—%	—%
Weighted average grant date fair value	$4.62	$4.93	$4.10

There were no options exercised during the year ended December 31, 2025. The intrinsic values of the options exercised during the years ended December 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively. Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2024 and 2023 was $1.4 million and $1.0 million, respectively. The actual tax benefit for the tax deductions from option exercise of the share-based payment arrangements totaled $0.1 million and $0.2 million, respectively, for the years ended December 31, 2024 and 2023. The Company has a policy of using its available repurchased treasury stock, if any, to satisfy option exercises prior to the issuance of new shares of common stock. There was $2.9 million unrecognized compensation expense related to unvested stock options at December 31, 2025, which is expected to be recognized over 2.41 years.
Restricted Stock Units
The Company grants RSUs to certain employees and to its Board of Directors. RSUs reflect contracts reflecting the right to receive one share of Common Stock on a specified date, provided the recipient continues to provide service to the Company through that date. RSUs generally vest over a one- to three-year period. Prior to 2024, the Company’s RSUs granted to its employees granted in three equal tranches on the first three anniversary dates of the date of grant. Beginning in 2024, RSUs granted to employees generally vest in a single tranche on the third anniversary date of the date of grant. Awards granted to the Company’s Board of Directors vest in a single tranche generally on the first anniversary date of the date of grant.
Historically, the Company also granted Restricted Stock Awards (“RSAs”) to employees. RSAs conferred one share of common stock to the recipient which was returnable if the associated vesting conditions were not satisfied. The RSAs had similar vesting conditions to RSUs. The last of the Company’s RSAs vested during the year ended December 31, 2023. The Company did not grant any RSAs during the year ended December 31, 2025, nor does it have any unvested RSAs outstanding as of December 31, 2025.
A summary of RSU activity for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	3,511,823	$6.46
Granted	1,960,771	7.86
Vested	(1,201,374)	5.32
Forfeited	(260,657)	7.14
Unvested at December 31, 2025	4,010,563	$7.45
The total fair value of RSUs and RSAs vested during the years ended December 31, 2025, 2024 and 2023, was $6.4 million $10.9 million, and $10.3 million, respectively.
As of December 31, 2025, there was $16.7 million of unrecognized stock-based compensation expense related to RSUs which is expected to be recognized over 1.85 years.
Performance Stock Units
The Company grants PSUs to certain employees, primarily its Executive Leadership Team. Like RSUs, PSUs reflect the right to receive one share of Common Stock. However, in addition to providing continued service to the Company, PSUs contain additional vesting conditions which are based on the achievement of specified performance. As of December 31, 2025, all performance conditions associated with PSUs are specified net sales targets of varying levels. In each case, the PSU agreements allow for vesting in excess of the number of shares granted. In all cases, except for the CEO Performance PSUs (as defined and explained below), achievement of performance conditions alone can expand the award by up to 150%. Certain of these PSUs are subject to Total Shareholder Return provisions which can limit or expand the number of shares conferred upon the recipient.
PSUs also require the recipient to provide continuous service through a specified date or event.

A summary of PSU activity for the year ended December 31, 2025 is presented below:

	PSU
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	4,177,804	$4.44
Granted	667,619	8.92
Achievement Adjustment	16,986	4.62
Vested	(76,510)	4.62
Forfeited	(83,504)	7.15
Unvested at December 31, 2025	4,702,395	$5.03
The total fair value of PSUs vested during the year ended December 31, 2025 was $0.6 million. No PSUs vested during the years ended December 31, 2024 and 2023.
As of December 31, 2025, there was $2.7 million of unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over 1.17 years.
These amounts reflect the level of vesting determined to be “probable” for all unvested PSU awards as of December 31, 2025. Any subsequent adjustments to expense would be reflected as a cumulative catch-up adjustment in the period of the re-evaluation. If all unvested PSUs were determined to be probable of vesting to their maximum extent, it would result in a cumulative catch-up adjustment of $17.1 million as of December 31, 2025. Conversely, the determination that none of the unvested PSUs are probable of vesting would result in a benefit of $7.6 million.
CEO Performance Grant
On January 27, 2023, the Board of Directors appointed Joseph H. Capper to serve as the Company’s Chief Executive Officer. The Company entered into a Letter Agreement with Mr. Capper that included, among other things, a grant of 3,300,000 PSUs (the “CEO Performance PSUs”) and a non-qualified stock option (the “CEO Performance Option”, collectively with the CEO Performance PSUs, the “CEO Performance Grant”) for 3,600,000 shares of the Company’s common stock. In addition to continued employment with the Company, the occurrence and extent of vesting of each component of the CEO Performance Grant is dependent upon the Company’s operating and share price performance: the CEO Performance PSUs vest on the basis of achieved revenue growth, while the CEO Performance Option vests on the basis of share price appreciation.
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
Management determined the probable level of vesting using internally-developed forecasts for the relevant period representing the Company’s best estimate for revenue, with a factor applied to calculate the highest level of CAGR evaluated to be probable of occurring based on that estimate. The Company recognized $1.0 million of expense related to the CEO Performance PSUs during year ended December 31, 2025. The cumulative expense recognized related to the CEO Performance PSUs was $5.2 million as of December 31, 2025.
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
The total grant date fair value of the CEO Performance Option was $7.0 million. The fair value associated with each tranche of the award will be recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period. Failure to meet the market condition for an award does not result in reversal of previously-recognized expense, so long as the service is provided for the duration of the required service period. The Company recognized $1.2 million of expense related to the CEO Performance Option during year ended December 31, 2025.
Employee Stock Purchase Plan
The Company’s ESPP qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.6 million, $0.6 million, and $0.5 million, respectively, in stock-based compensation expense related to the ESPP. As of December 31, 2025 and 2024, the Company had cumulative payroll deferrals under the ESPP for future share purchases of $0.1 million and $0.6 million, respectively. This amount is included in accrued compensation in the consolidated balance sheet.
Unrecognized stock compensation as of December 31, 2025 is $0.1 million to be recognized over a weighted average period of 0.08 years.
Share Withholding for Employee Taxes
Repurchases of shares of Common Stock in connection with the satisfaction of employee tax withholding obligations upon vesting of restricted stock and exercise of stock options for the years ended December 31, 2025, 2024, and 2023 were 396,323, 354,263, and 0, respectively, for an aggregate purchase price of $3.1 million, $2.6 million, and $0.0 million, respectively.
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
Mandatory Conversion

In December 2023, the remaining 95,000 outstanding shares of the Company’s Series B Preferred Stock, together with accrued dividends, were mandatorily converted into shares of the Company’s Common Stock in accordance with the Series B Preferred Stock terms set forth in the Company’s Articles of Incorporation. As a result of this conversion, the Company issued 29,761,650 shares of Common Stock to the holders of the Series B Preferred Stock. The conversion of the shares ended the dividend accrual associated with the Series B Preferred Stock.
As a result of their conversion in December 2023, there were no shares of Series B Preferred Stock outstanding at any point during the years ended December 31, 2025 and 2024.
12.    Income Taxes
Income Tax Provision Expense (Benefit)
Current and deferred income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$6,417	$703	$576
State	2,534	2,121	422
Foreign	23	—	—
Total current	8,974	2,824	998

Deferred:
Federal	8,165	11,626	(31,633)
State	545	846	(9,144)
Total deferred	8,710	12,472	(40,777)

Income tax provision expense (benefit)	$17,684	$15,296	$(39,779)
Summary of Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Accrued expenses	$4,364	$3,038
Share-based compensation	4,356	3,933
Intangible assets	3,226	580
Net operating loss	2,572	3,713
Credit Loss Expense	2,149	778
Capitalized research and development expenditures	2,100	9,970
Lease liabilities	1,128	1,456
Research and development and other tax credits	998	6,752
Sales return and allowances	601	494
Property and equipment	460	295
Other assets	815	155
Deferred Tax Liabilities:
Prepaid expenses	(1,638)	(949)
Right of use asset	(1,073)	(1,392)
Other liabilities	(158)	(12)
Net Deferred Tax Assets	19,900	28,811
Less: Valuation allowance	(304)	(505)
Net Deferred Tax Assets after Valuation Allowance	$19,596	$28,306
Certain income and expense items are not reported in tax returns and financial statements in the same year. The tax effects of such temporary differences are reported as deferred income tax assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. The Company establishes a valuation allowance for deferred tax assets for which realization is not more likely than not. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. A valuation allowance of $0.3 million and $0.5 million was recorded against the deferred tax asset balance as of December 31, 2025 and 2024, respectively. In the event that the weight of the evidence changes in the future, any increase or decrease in the valuation allowance would result in a income tax expense or benefit, respectively.
The Company has no federal income tax net operating loss (“NOL”) carryforward at December 31, 2025. At December 31, 2025, the Company had income tax net operating loss carryforwards for state purposes of $42.0 million.. At December 31, 2024, the Company had NOL carryforwards for federal and state purposes of $0.7 million and $64.2 million, respectively. A portion of the Company’s NOLs and tax credits are subject to annual limitations due to ownership change limitations provided by Internal Revenue Code Section 382. If not utilized, the state tax NOL carryforwards will expire between 2028 and 2038. As of December 31, 2025, the Company recorded a deferred tax asset for state NOL carryforwards of $2.6 million. There was no deferred tax asset for federal NOL carryforwards as of December 31, 2025. As of December 31, 2024, the Company recorded a deferred tax asset for federal and state NOL carryforwards of $0.1 million and $3.6 million, respectively.

Effective Tax Rate Reconciliation
The following table provides a tabular rate reconciliation of the federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025, pursuant to the disclosure requirements of ASU 2023-09 (amounts in thousands, except percentages):

	Year Ended December 31,
	2025
Federal statutory rate	$13,916	21.0%

Domestic federal
Tax credits
Research and development tax credits	(422)	(0.6)%
Nontaxable or nondeductible items
Nondeductible compensation	2,213	3.3%
Equity compensation	(577)	(0.9)%
Other	68	0.1%
Domestic state income taxes, net of federal effect	2,432	3.7%
Foreign tax effects	23	—%
Changes in unrecognized tax benefits	31	0.1%
Effective Tax Rate	$17,684	26.7%
California, Minnesota, Illinois, Florida and Texas comprise the majority of the Company’s state tax income tax expense.
The reconciliation of the federal statutory income tax rate of 21% to the effective rate is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.1%	(21.8)%
Deferred tax adjustments	0.9%	1.3%
Nondeductible compensation	1.1%	1.8%
Meals and entertainment	0.6%	1.2%
Uncertain tax positions	—%	0.4%
Valuation allowance	—%	(123.5)%
Share-based compensation	(1.0)%	2.8%
Tax credits	(0.7)%	(3.2)%
Other	0.7%	(0.2)%
Effective tax rate	26.7%	(120.2)%
The effective tax rate for the year ended December 31, 2023 was favorably impacted by the reversal of a valuation allowance. During that period, the Company concluded that it was no longer in a cumulative three-year loss on a continuing operations basis, after excluding the effects of permanent book-tax differences. The absence of such negative evidence, combined with the Company’s expectation for future taxable income generation, led to a change in the Company’s assessment of the realizability of its deferred tax assets.
Income Taxes Paid
The following table summarizes income taxes paid net of tax refunds for the year ended December 31, 2025, pursuant to the requirements prescribed by ASU 2023-09 (amounts in thousands):

Year Ended December 31,
2025
Federal	$5,940
State	2,511
Foreign	57
Total	$8,508
In 2025, the individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid were California and Minnesota.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands) included in the consolidated balance sheets:

	2025	2024	2023
Unrecognized tax benefits - January 1	$831	$807	$645
Increases - tax positions in current period	48	53	124
Increases - tax positions in prior period	—	—	38
Decreases in prior year positions	(17)	(29)	—
Unrecognized tax benefits - December 31	$862	$831	$807
Included in the balance of unrecognized tax benefits are tax benefits of $0.9 million and $0.8 million as of December 31, 2025 and 2024, respectively, that, if recognized, would affect the effective tax rate. Of these amounts, $0.9 million and $0.2 million, respectively, are recorded as other liabilities in the consolidated balance sheets as of those dates. The remaining balance, if any, is reflected as a reduction to the related deferred tax asset.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued no interest during the years ended December 31, 2025 or 2024.
The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2025, the Company’s tax returns for 2022 through 2024 generally remain open for exam by taxing jurisdictions. Additional prior years may be open to the extent attributes are being carried forward to an open tax year.
One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Tax Act”) was enacted into law. The Tax Act includes changes to U.S. tax law that will be applicable to the Company beginning in tax year 2025. These changes include modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The impact of these provisions resulted in a current tax benefit resulting from the utilization of deferred tax assets, and did not affect the Company’s effective tax rate in the year ended December 31, 2025. This impact is expected to be temporary.

13.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$1,246	$2,698	$6,034
Income taxes paid (refunded)	8,508	3,247	(548)
Cash paid for operating leases	1,671	1,618	1,635
Non-cash activities:
Conversion of Series B Preferred Stock	—	—	87,870
Fair value of shares received in settlement of litigation	—	9,300	—
Regen Lab consideration payable (Note 17)	5,000	—	—
Minimum Profit Share Payments pursuant to TELA APA	—	2,731	—
Issuance of shares pursuant to employee stock purchase plan	1,585	1,582	1,367
Purchases of equipment included in accounts payable	—	—	228
Financing costs incurred but not paid for Citizens Financing Transaction	—	—	138
Legal fees associated with the Repurchase of Series B Preferred Stock	—	—	45
Lease right of use asset and liability	—	5,333	—
Contingent consideration payable	—	441	—
14.    Commitments and Contingencies
Profit Share Payments
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. Pursuant to the TELA APA, the Company is required to make payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The Company has paid a total of $1.3 million and $0.1 million in Profit Share Payments to TELA during the years ended December 31, 2025 and 2024, respectively. The accretion expense for the year ended December 31, 2025 was $0.2 million. The final Profit Share Payment will be made during the third quarter of 2026.
As of December 31, 2025, the fair value for the minimum amount of Profit Share Payments was $1.6 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities in the consolidated balance sheet as of that date.
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
In accordance with applicable accounting guidance, the Company accrues a liability when legal matters present loss contingencies that are both probable and estimable. The Company's financial statements at December 31, 2025 reflect the Company's current best estimate of probable losses associated with pending matters, including costs to comply with various settlement agreements, where applicable. The Company had zero accrued as of December 31, 2025 and December 31, 2024 related to expected settlement costs related to legal matters. The actual costs of resolving pending litigation matters may be in excess of the amounts accrued.

The Company made no payments toward the resolution of legal matters involving the Company during the year ended December 31, 2025 and paid $0.6 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively.
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
AXIOFILL
The Company received a Warning Letter from the FDA on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties each filed motions for summary judgment in the case. On September 25, 2025, the court denied both summary judgment motions without prejudice and requested additional briefing. On December 26, 2025, both MiMedx and the FDA filed renewed summary judgment motions.
15.     Revenue
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
Below is a summary of net sales by product line (in thousands):

	Year Ended December 31,
	2025	2024	2023
Wound	$276,326	$231,004	$205,660
Surgical	142,304	117,875	115,817
Total	$418,630	$348,879	$321,477
The Company did not have significant foreign operations or a single external customer from which 10% or more of net sales were derived during the years ended December 31, 2025, 2024, or 2023.
Reimbursement Changes
In response to market dynamics that have resulted in increasing Medicare spend on skin substitutes in the physician office and associated care settings over the past several years, Medicare implemented changes related to the reimbursement of skin substitutes, effective with the implementation of the 2026 Physician Fee Schedule and 2026 Hospital Outpatient Prospective Payment System on January 1, 2026. These changes include: 1) reimbursing skin substitute products uniformly across the hospital outpatient department and physician office and associated care settings and 2) capping the reimbursement rate for skin substitutes at $127.14 per square centimeter in these care settings, subject to geographic adjustments.
These adjustments could adversely affect revenue derived from the Company’s Wound category beginning in 2026.

Sales Returns Allowance
Activity related to the Company’s sales returns allowance during the year ended December 31, 2025 was as follows (in thousands):

Sales Returns Allowance
Balance at December 31, 2023	$1,096
Additions	4,314
Deductions and write-offs	(3,420)
Balance at December 31, 2024	1,990
Additions	8,357
Deductions and write-offs	(7,912)
Balance at December 31, 2025	$2,435

16.     Segment Information
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
The below table presents selling and marketing and general administrative expense for each of the years ended December 31, 2025, 2024, and 2023 (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling and marketing	$209,681	$175,562	$161,833
General and administrative	56,513	49,525	49,291
Selling, general and administrative	$266,194	$225,087	$211,124
Below is a breakout of interest expense and interest income for each of the years ended December 31, 2025, 2024, and 2023 (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$4,716	$2,932	$118
Interest expense	(1,783)	(3,938)	(6,575)
Interest income (expense), net	$2,933	$(1,006)	$(6,457)

Information relating to depreciation expense, amortization expense, income tax expense and significant non-cash items for this segment can be found in Note 5, Property and Equipment, Net, Note 7, Intangible Assets, Net, Note 12, Income Taxes and Note 13, Supplemental Disclosure of Cash Flow and Non-Cash Investing and Financing Activities, respectively.
The CODM is not provided and does not review segment assets at a different asset level or category than the presentation on the consolidated balance sheet.
17.    Acquisitions and Investments
During2025 and 2024, the Company entered into various agreements which conveyed various rights to certain products in an effort to inorganically expand its product offering. In each case, these transactions were accounted for as acquisitions of assets and the Company did not assume any liabilities associated with these activities.
Total consideration for these transactions during 2025 was $10.1 million. Additional payments may be required in future periods in connection with these transactions.
Regen Lab
In December 2025, MiMedx entered into a Distributorship Agreement (the “Regen Agreement”) with Regen Lab USA LLC (“Regen Lab”), which provides the Company with the exclusive right to distribute their RegenKit®-Wound Gel in the United States.
The Regen Agreement was accounted for as an acquisition of assets. All costs of acquisition were allocated to the distributorship agreement.
In satisfaction of the obligation created by the Regen Agreement, the Company paid Regen Lab an up-front payment of $5.0 million during January 2026. This amount is reflected as part of accounts payable in the consolidated balance sheet as of December 31, 2025. In addition, the Company may pay up to an additional $5.0 million in contingent consideration upon achievement of cumulative revenue milestones specified in the Regen Agreement.
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
As of December 31, 2025, the fair value of the note was $2.1 million. The fair value of the note was estimated using a relevant valuation techniques and a series of Level 3 inputs. The Vaporox Note funding is recorded as part of other current assets in the consolidated balance sheets as of December 31, 2025.
Celera and Emerge
During 2024 and the year ended December 31, 2025, the Company entered into various agreements which conveyed trademarks associated with CELERA and EMERGE to MiMedx. The agreements required MiMedx to make payments at the time of the acquisition and additional payments over time when and if product is manufactured. The Company accounted for these transactions as acquisitions of assets. Accordingly, the Company capitalized payments made to acquire assets as payments were made or as the contingencies surrounding such payment were resolved as part of the acquired assets. Any future payments associated with a contingency may also be capitalized as part of the acquired asset, to the extent that such payments are considered to be costs to acquire the associated asset.
TELA and Regenity Agreements
On March 15, 2024, the Company entered into the TELA APA with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. TELA held these rights pursuant to a Manufacturing and Supply Agreement (the “TELA-Regenity Supply Agreement”) between TELA and Regenity Biosciences,

Inc. (“Regenity”), which retains all intellectual property rights and regulatory clearances related to the product. Pursuant to the TELA APA, the Company paid $5.0 million of initial consideration to TELA; additionally, the Company paid $0.4 million to acquire TELA’s remaining product inventory, and will be required to make Profit Share Payments of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024.
In connection with the execution of the TELA APA, the Company was able to renegotiate the terms of the TELA-Regenity Supply Agreement, ultimately replacing it with a new Manufacturing and Supply Agreement (the “Supply Agreement”) with Regenity. The Supply Agreement maintains MIMEDX’s exclusive right to sell and market the product in the United States.
The transaction was accounted for as an acquisition of assets, as substantially all the fair value of the acquired assets was concentrated in the acquired exclusive distribution rights. The cost to acquire the assets on the transaction date was $8.1 million, reflecting the $5.0 million of initial consideration, $0.4 million to acquire inventory, and $2.7 million, reflecting the fair value of the minimum amount of the Profit Share Payments. This amount reflected the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs as of the acquisition date. These costs were allocated amongst the assets acquired. The Company assigned $7.6 million to the distribution rights acquired and $0.5 million to acquired inventory. The amount ascribed to the distribution rights will be amortized over five years, generally reflective of the period of time over which the distribution rights are anticipated to contribute to cash flow generation.
Any Profit Share Payments exceeding the $3.0 million minimum will be capitalized in the period incurred as a part of the acquired assets and amortized over the remaining life of such assets.
18.    401(k) Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all employees who have completed one month of service. Under the 401(k) Plan, participants could defer up to 90% of their eligible wages to a maximum of $23,500 per year (annual limit for 2025). Employees age 50 or over in 2025 could make additional pre-tax contributions of up to $7,500. In 2025, 2024 and 2023, the Company matched 50% of employee contributions up to 8% of the employee’s eligible compensation. The matching contribution for the years ended December 31, 2025, 2024, and 2023 was $2.6 million, $2.6 million, and $2.7 million, respectively.
19. Discontinued Operations
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
Expenses associated with the disbanding of Regenerative Medicine ceased in the third quarter of 2024.
Financial Statement Impact of Discontinued Operations
The income and expenses of the discontinued operation have been classified as income (loss) from discontinued operations in the consolidated statements of operations as of December 31, 2024 and 2023 as follows (in thousands):

	Year Ended December 31,
	2024	2023
Selling, general and administrative expense	$(221)	$—
Research and development expense	(200)	8,017
Restructuring expense	—	4,168
Income tax provision benefit	—	(2,974)
Income (loss) from discontinued operations	$421	$(9,211)

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
20.     Subsequent Events
Share Repurchase Plan
In February 2026, the Board authorized the Company to periodically repurchase up to $100.0 million of its outstanding common stock (the “Share Repurchase Plan”) through February 2028. The share repurchase program does not obligate the Company to repurchase any shares.
In connection with the Share Repurchase Plan, the Company executed an amendment to the Citizens Credit Agreement (“Amendment No. 1”) which allows the Company to repurchase shares during its term. Amendment No. 1 does not make any other changes to the Citizens Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MiMedx Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MiMedx Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 25, 2026

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our CEO and CFO. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which appears on page 86 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2025 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Item 1.01 Entry into a Material Definitive Agreement
Amendment to Citizens Credit Agreement
On February 23, 2026, the Company entered into Amendment No. 1. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, and Item 8, Financial Statements, Note 20, Subsequent Events, for details.
Item 8.01 Other Events
Share Repurchase Plan
On February 23, 2026, the Company’s Board authorized the Company to periodically repurchase up to $100.0 million of the Company’s common stock through February 2028. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, and Item 8, Financial Statements, Note 20, Subsequent Events, for details.
10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders under the caption “Executive Compensation Discussion and Analysis,” “Summary Compensation Table (2025, 2024 and 2023,” “Grants of Plan Based Awards for 2025,” “Outstanding Equity Awards on December 31, 2025,” “2025 Options Exercised and Stock Vested Table,” “2025 Potential Payments Upon Termination or Change in Control,” “2025 Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” or similar captions which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” or similar captions which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders under the captions “Policies and Procedures for Approval of Related Party Transactions,” “Related Party Transactions,” and "Director Independence" or similar captions which are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item will be contained in our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders under the captions “Audit Matters,” or a similar caption which is incorporated herein by reference.

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

Exhibit Number	Description
10.1E	Fourth Amendment to Lease dated December 11, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 16, 2024).
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

10.22*	Form of Key Employee Retention and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2020).

Exhibit Number	Description
10.23*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.65 to the Registrant’s Current Report on Form 8-K filed on July 15, 2008).
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

10.45*	Offer Letter dated June 24, 2024 from MiMedx Group, Inc. to Kim Moller (incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2025).
10.46*
Restated Key Employee Retention and Restrictive Covenant Agreement dated June 7, 2023, between the Company and Kimberly Moller (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2025).

10.47#
Amendment No. 1 to Credit Agreement, dated February 24, 2026, which amends that certain Credit Agreement dated as of January 19, 2024 among MIMEDX GROUP, INC., a Florida corporation, as the Borrower, MIMEDX TISSUE SERVICES LLC, as a Guarantor, MIMEDX PROCESSING SERVICES, LLC, as a Guarantor, MIMEDX SUPPLY LLC, as a Guarantor, BANK OF AMERICA, NATIONAL ASSOCIATION, as a Lender and CITIZENS BANK, N.A., as Administrative Agent, the L/C Issuer, the Swingline Lender, and as a Lender.

19.1	Insider Trading Policy dated January 6, 2025 (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed on February 26, 2025).
21.1#	Subsidiaries of MiMedx Group, Inc.
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on the signature page to this Report).
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

MIMEDX GROUP, INC.

February 25, 2026	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William F. Hulse IV and Kendall Lioon and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report for the year ended December 31, 2025, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Annual Report.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature / Name	Title	Date

/s/ Joseph H. Capper	Chief Executive Officer and Director	February 25, 2026
Joseph H. Capper	Principal Executive Officer

/s/ Doug Rice	Chief Financial Officer	February 25, 2026
Doug Rice	Principal Financial Officer and Principal Accounting Officer

/s/ M. Kathleen Behrens	Chair of the Board (Director)	February 25, 2026
M. Kathleen Behrens

/s/ James L. Bierman	Director	February 25, 2026
James L. Bierman

/s/ William A. Hawkins III	Director	February 25, 2026
William A. Hawkins III

/s/ Cato T. Laurencin	Director	February 25, 2026
Cato T. Laurencin

/s/ K. Todd Newton	Director	February 25, 2026
K. Todd Newton

/s/ Tiffany Olson	Director	February 25, 2026
Tiffany Olson

/s/ Dorothy Puhy	Director	February 25, 2026
Dorothy Puhy

/s/ Martin P. Sutter	Director	February 25, 2026
Martin P. Sutter