Form 10-Q
period 2026-03-31
MIMEDX GROUP, INC.
filed 2026-04-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
March 31, 2026

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
Yes ☐ No ☒

There were 148,945,731 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 23, 2026.

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
•our expectations regarding demand for our Wound products in response to recent changes in Medicare reimbursement for skin substitutes;
•our expectations of the impact of our cost reduction initiatives;
•our expectations regarding costs relating to compliance with regulatory requirements;
•our expectations regarding capital allocation;
•our expectations regarding future growth;
•our expectations regarding the outcome of pending litigation and investigations;
•our expectations regarding future income tax liability;
•demographic and market trends; and

•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 and those discussed in Part II, Item 1A, Risk Factors, if any.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$159,773	$166,121
Accounts receivable, net	46,034	75,707
Inventory	26,228	25,340
Other current assets	8,291	10,303
Total current assets	240,326	277,471
Property and equipment, net	4,756	4,713
Deferred tax asset, net	24,127	19,596
Goodwill	19,441	19,441
Intangible assets, net	13,140	14,158
Other assets	6,886	7,274
Total assets	$308,676	$342,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,500	$1,500
Accounts payable	11,464	14,528
Accrued compensation	14,524	31,065
Accrued expenses	11,008	11,383
Other current liabilities	6,054	5,790
Total current liabilities	44,550	64,266
Long term debt, net	16,094	16,467
Other liabilities	5,096	5,372
Total liabilities	$65,740	$86,105
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 148,931,360 issued and outstanding at March 31, 2026 and 148,093,920 issued and outstanding at December 31, 2025	149	148
Additional paid-in capital	296,328	299,081
Accumulated deficit	(53,541)	(42,681)
Total stockholders' equity	242,936	256,548
Total liabilities and stockholders’ equity	$308,676	$342,653
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net sales	$58,991	$88,205
Cost of sales	17,368	16,558
Gross profit	41,623	71,647

Operating expenses:
Selling, general and administrative	53,231	59,969
Research and development	4,140	3,328
Amortization of intangible assets	301	99
Operating income	(16,049)	8,251

Other expense, net
Interest income, net	886	506
Other expense, net	(168)	(145)
(Loss) income before income tax	(15,331)	8,612
Income tax provision	4,471	(1,589)
Net (loss) income	$(10,860)	$7,023

Basic net (loss) income per common share	$(0.07)	$0.05
Diluted net (loss) income per common share	$(0.07)	$0.05

Weighted average common shares outstanding - basic	148,446,017	147,272,324
Weighted average common shares outstanding - diluted	148,446,017	149,677,452

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	148,093,920	$148	$299,081	$(42,681)	$256,548
Share-based compensation expense reversal	—	—	(1,687)	—	(1,687)
Employee stock purchase plan	192,278	—	835	—	835
Issuance of restricted stock, net	645,162	1	(1,901)	—	(1,900)
Net loss	—	—	—	(10,860)	(10,860)
Balance at March 31, 2026	148,931,360	$149	$296,328	$(53,541)	$242,936

	Common Stock Issued		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	$(91,259)	$193,107
Share-based compensation expense	—	—	4,259	—	4,259
Employee stock purchase plan	149,457	—	848	—	848
Issuance of restricted stock, net	526,133	1	(2,462)	—	(2,461)
Net income	—	—	—	7,023	7,023
Balance at March 31, 2025	147,607,622	$148	$286,864	$(84,236)	$202,776

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income from operations	$(10,860)	$7,023
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	1,617	3,203
Credit loss expense	1,464	742
Non-cash lease expenses	330	307
Share-based compensation	(1,696)	4,262
Deferred income taxes	(4,531)	621
Other	118	166
Increase (decrease) in cash resulting from changes in:
Accounts receivable	28,209	(7,203)
Inventory	(889)	(263)
Other assets	2,012	(1,032)
Accounts payable	1,936	1,460
Accrued compensation	(15,706)	(4,073)
Accrued expenses	(375)	(73)
Other liabilities	250	159
Net cash flows provided by operating activities	1,879	5,299

Cash flows from investing activities:
Cash paid for acquisitions	(5,000)	—
Purchases of equipment	(570)	(377)
Patent application costs	(72)	(29)
Net cash flows used in investing activities	(5,642)	(406)

Cash flows from financing activities:
Stock repurchased for tax withholdings on vesting of restricted stock	(1,901)	(2,458)
Principal payments on Citizens Term Loan Facility	(375)	(250)
Cash paid for Profit Share Payment (Note 12)	(309)	(170)
Net cash flows used in financing activities	(2,585)	(2,878)

Net change in cash	(6,348)	2,015

Cash and cash equivalents, beginning of period	166,121	104,416
Cash and cash equivalents, end of period	$159,773	$106,431
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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
The Company’s product portfolio and product development focuses on Surgical and Wound markets.
The Company’s business is focused primarily on the United States, but the Company also has an emerging commercial presence in several international locations, including Japan.
2.Significant Accounting Policies
Please see Note 2, Significant Accounting Policies, to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 for a description of all significant accounting policies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements of the Company included in the 2025 Form 10-K.
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
All other ASUs issued and not yet effective as of March 31, 2026, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, gross	$55,572	$84,410
Less: allowance for credit losses	(9,538)	(8,703)
Accounts receivable, net	$46,034	$75,707
Activity related to the Company’s allowance for credit losses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

Balance at December 31, 2025	$8,703
Credit loss expense	1,464
Write-offs	(629)
Balance at March 31, 2026	$9,538

Balance at December 31, 2024	$3,132
Credit loss expense	742
Write-offs	—
Balance at March 31, 2025	$3,874

4.     Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$1,064	$1,221
Work in process	4,224	8,666
Finished goods	20,940	15,453
Inventory	$26,228	$25,340

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory and clean room equipment	$15,685	$15,739
Furniture and equipment	1,966	2,008
Leasehold improvements	8,957	8,977
Construction in progress	1,124	612
Asset retirement cost	884	875
Property and equipment, gross	28,616	28,211
Less: accumulated depreciation and amortization	(23,860)	(23,498)
Property and equipment, net	$4,756	$4,713
Depreciation expense was the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation Expense	$528	$558
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,666	$(8,898)	$1,768	$10,666	$(8,843)	$1,823
Licenses	1,500	(424)	1,076	1,500	(188)	1,312
Supplier relationships	12,660	(3,477)	9,183	12,660	(2,678)	9,982
Tradenames and trademarks	—	—	—	12,497	(12,497)	—
Total amortized intangible assets	$24,826	$(12,799)	$12,027	$37,323	$(24,206)	$13,117

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	105		105	33		33
Total intangible assets	$25,939		$13,140	$38,364		$14,158

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Commissions to sales agents	$4,450	$5,390
Accrued rebates	1,549	1,130
Estimated sales returns	942	2,435
Legal costs	2,717	978
Other	1,350	1,450
Accrued expenses	$11,008	$11,383
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with a $75.0 million Revolving Credit Facility and a $20.0 million Term Loan Facility. The Company had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2026. The Term Loan Facility matures on January 19, 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.0% as of March 31, 2026.
The noncurrent portion of the Term Loan Facility was $16.1 million and $16.5 million as of March 31, 2026 and December 31, 2025, respectively. The current portion of the Term Loan Facility was $1.5 million as of both March 31, 2026 and December 31, 2025.
Interest expense related to the Term Loan Facility included in interest income, net in the unaudited condensed consolidated statements of operations was $0.3 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Interest expense related to the Revolving Credit Facility included in interest income, net in the unaudited condensed consolidated statements of operations was $0.1 million for the three months ended March 31, 2026 and March 31, 2025.
A summary of principal payments due on the Term Loan Facility, by year, from March 31, 2026 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2026 (excluding the three months ended March 31, 2026)	$1,125
2027	1,500
2028	2,000
2029	13,000
Outstanding principal	$17,625

As of March 31, 2026, the fair value of the Term Loan Facility was $16.9 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to March 31, 2026 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.

Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income per common share for each of the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(10,860)	$7,023
Weighted average common shares outstanding	148,446,017	147,272,324
Basic net (loss) income per common share	$(0.07)	$0.05
Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(10,860)	$7,023
Weighted average shares outstanding	148,446,017	147,272,324
Adjustments:
Potential common shares
Restricted stock unit awards	—	1,565,979
Outstanding stock options	—	598,798
Performance stock unit awards	—	230,549
Employee stock purchase plan	—	9,802
Total adjustments	—	2,405,128
Weighted average shares outstanding adjusted for potential common shares	148,446,017	149,677,452
Diluted net (loss) income per common share	$(0.07)	$0.05
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended March 31,
	2026	2025
Restricted stock unit awards	1,079,041	—
Outstanding stock options	281,118	—
Performance stock unit awards	350,833	—
Potential common shares	1,710,992	—
10. Income Taxes
The effective tax rates for the Company were 29.2% and 18.5% for the three months ended March 31, 2026 and March 31, 2025, respectively.
The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to the timing of stock-based compensation adjustments, partially offset by limits on the deductibility of executive compensation.

11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$318	$343
Cash paid for income taxes	15	23
Non-cash activities:
Issuance of shares pursuant to employee stock purchase plan	835	848

12. Commitments and Contingencies
Profit Share Payments
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States. Pursuant to the TELA APA, the Company is required to make payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The company’s remaining obligation of Profit Share Payments to TELA as of March 31, 2026 was $1.3 million.
As of March 31, 2026, the fair value for the minimum amount of Profit Share Payments was $1.3 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities in the unaudited condensed consolidated balance sheet.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of March 31, 2026 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2025 Form 10-K.
In accordance with applicable accounting guidance, the Company accrues a liability when those matters present loss contingencies that are both probable and estimable.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
AXIOFILL
The Company received a Warning Letter from the FDA on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section 361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties each filed motions for summary judgment in the case. On September 25, 2025, the court denied both summary judgment motions without prejudice and requested additional briefing, which occurred on January 30, 2026
13.     Revenue
MIMEDX has two product categories: (1) Surgical, which reflects products principally used in surgical settings, including the closure of acute wounds or to protect and reinforce tissues and/or regions of interest, and (2) Wound, which reflects products typically used in Advanced Wound Care settings, including the treatment of chronic, non-healing wounds. The Company manages its product portfolio and pipeline based upon opportunities in each of these settings.
Below is a summary of net sales by product line (in thousands):

	Three Months Ended March 31,
	2026	2025
Surgical	$36,374	32,132
Wound	22,617	56,073
Net sales	$58,991	$88,205
The Company did not have significant foreign operations or a single external customer from which 10% or more of net sales were derived during the three months ended March 31, 2026 or 2025.
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
The below table presents selling and marketing and general administrative expense (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Selling and marketing	$43,912	$46,861
General and administrative	9,319	13,108
Selling, general and administrative	$53,231	$59,969
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$1,288	$984
Interest expense	(402)	(478)
Interest expense, net	$886	$506
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
15. Investments
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
As of March 31, 2026, the fair value of the note was $2.1 million, and was estimated using relevant valuation techniques and a series of Level 3 inputs.
Regen Lab
In December 2025, MiMedx entered into a Distributorship Agreement (the “Regen Agreement”) with Regen Lab USA LLC (“Regen Lab”), which provides the Company with the exclusive right to distribute their RegenKit®-Wound Gel in the United States.
The Regen Agreement was accounted for as an acquisition of assets. All costs of acquisition were allocated to the distributorship agreement and is reflected as a component of intangible assets, net, in the unaudited condensed consolidated balance sheet as of March 31, 2026.
In satisfaction of the obligation created by the Regen Agreement, the Company paid Regen Lab an up-front payment of $5.0 million during January 2026. In addition, the Company may be required to pay up to an additional $5.0 million in contingent consideration upon achievement of cumulative revenue milestones specified in the Regen Agreement.
16. Subsequent Events
Cost Reduction Initiative
In April 2026, the Company announced a cost reduction initiative intended to streamline operations and reduce operating expenses in response to a slower‑than‑expected recovery in the Wound Care market following the implementation of the January 1, 2026 Medicare reimbursement changes. These actions included a reduction in force affecting approximately 15% of the Company’s workforce. The Company expects to incur one-time expenses of approximately $4 million during the second quarter of 2026 related to these actions.
Town Park Lease Amendment
In April 2026, the Company amended its lease agreement related to one of its manufacturing facilities in Kennesaw, Georgia. The amendment provides for additional space and extends the existing lease term by 11 years through January 2038. Over the extended term of the lease, the Company will pay $9.8 million in rent payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During the first quarter of 2026, the Company delivered the following financial results:
•Net sales of $59 million, reflecting a 33% decrease over the prior year period. which was comprised of:
◦Surgical net sales of $36 million, reflecting an increase of 13% compared to the prior year period; and
◦Wound net sales of $23 million, reflecting a decrease of 60% compared to the prior year period
•GAAP net loss and net loss margin for the first quarter of 2026 of $11 million and 18%, respectively.
•GAAP fully diluted earnings per share for the first quarter of 2026 of $(0.07) compared to $0.05 in the prior year period.
•Cash balance of $160 million, representing a $6 million decrease sequentially and a $53 million increase compared to March 31, 2025.
Additionally during the quarter, the Company launched two new organically developed products, AMNIOFIX® Thyroid Shields and CHORIOFIX™ and entered into an exclusive distribution agreement with Summit Products Group for multiple additional Surgical products, namely G4Derm® Plus, Hydrelix Collagen Matrix and Novaform®.
Overview
MIMEDX is a pioneer and leader focused on helping humans heal. The Company has more than a decade and a half of experience developing and commercializing products used in the treatment of a wide range of Surgical and Wound management applications. All of our products sold in the United States are regulated by the U.S. Food & Drug Administration (“FDA”). We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
This discussion, which presents our results for the three months ended March 31, 2026 and 2025, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026 (the “2025 Form 10-K”).
Results of Operations
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
	(in thousands)
	2026	2025	$ Change	% Change
Net sales	$58,991	$88,205	$(29,214)	(33.1)%
Cost of sales	17,368	16,558	810	4.9%
Gross profit	41,623	71,647	(30,024)	(41.9)%
Selling, general and administrative	53,231	59,969	(6,738)	(11.2)%
Research and development	4,140	3,328	812	24.4%
Amortization of intangible assets	301	99	202	nm
Interest income, net	886	506	380	75.1%
Other expense, net	(168)	(145)	(23)	15.9%
Income tax provision benefit (expense)	4,471	(1,589)	6,060	nm
Net (loss) income from continuing operations	(10,860)	7,023	(17,883)	(254.6)%
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.

Net Sales
Net sales were $59.0 million for the three months ended March 31, 2026, representing a decrease of $29.2 million, or 33.1%, compared to $88.2 million for the three months ended March 31, 2025.
Sales by product category were as follows (amounts in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Surgical	$36,374	$32,132	$4,242	13.2%
Wound	22,617	56,073	(33,456)	(59.7)%
Total	$58,991	$88,205	$(29,214)	(33.1)%
Surgical net sales were $36.4 million for the three months ended March 31, 2026, representing an increase of $4.2 million, or 13.2%, compared to $32.1 million for the three months ended March 31, 2025. This increase was driven by continued growth across the AMNIOFIX®, AMNIOEFFECT®, AXIOFILL®, and HELIOGEN™ product lines as adoption expanded across multiple surgical procedures.
Wound net sales were $22.6 million for the three months ended March 31, 2026, representing a decrease of $33.5 million or 59.7%, compared to $56.1 million for the three months ended March 31, 2025. This decline was primarily driven by the Medicare reimbursement changes that went into effect on January 1, 2026, which resulted in reduced reimbursement rates for skin substitute products, created administrative barriers for patients to receive these products and led to lower realized pricing and volumes within the Wound Care business. During the quarter, the Company also saw initial contributions from sales of its RegenKit PRP offering.
Cost of Sales and Gross Profit Margin
Cost of sales were $17.4 million for the three months ended March 31, 2026, representing an increase of $0.8 million, or 4.9%. compared to $16.6 million for the three months ended March 31, 2025. This increase was driven by higher production cost and increased volume in the Surgical business, largely offset by lower volume in the Wound Care business and reduced amortization of acquired intangible assets.
Gross profit margin was 70.6% for the three months ended March 31, 2026, compared to 81.2% for the three months ended March 31, 2025. This decline was primarily driven by lower Wound Care pricing following the Medicare reimbursement changes, as well as unfavorable product mix and higher costs.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $53.2 million for the three months ended March 31, 2026, compared to $60.0 million for the three months ended March 31, 2025. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Selling and marketing	$43,912	$46,861	$(2,949)	(6.3)%
General and administrative	9,319	13,108	(3,789)	(28.9)%
Selling, general and administrative	$53,231	$59,969	$(6,738)	(11.2)%
Sales and marketing expenses decreased $2.9 million or 6.3%, year over year, primarily driven by lower commission expense resulting from reduced sales and lower travel and meeting expenses. This decrease was partially offset by higher bad debt expense.

General and administrative expenses decreased $3.8 million or 28.9% year over year, due to the reduction of compensation-related costs, primarily related to the reversal of stock-based compensation expense associated with outstanding performance stock unit awards. These savings were largely offset by increased legal and regulatory expenses, including cost associated with the ongoing litigation with certain competitors and certain former employees.
Research and Development Expense
Research and development (“R&D”) expense was $4.1 million for the three months ended March 31, 2026, representing an increase of $0.8 million, or 24.4%, compared to $3.3 million for the three months ended March 31, 2025. This increase was driven by higher costs associated with the ongoing EPIEFFECT randomized clinical trial, as well as continued investment in the development of future products within the Company’s pipeline.

Interest Income, Net
Interest income, net was $0.9 million for the three months ended March 31, 2026, representing an increase of $0.4 million or 75.1% compared to $0.5 million for the three months ended March 31, 2025. This increase was primarily driven by higher average cash balances maintained in the Company’s interest-bearing accounts and a reduction in outstanding debt.
Income Tax Provision
The effective tax rates for the Company were 29.2% and 18.5% for the three months ended March 31, 2026 and March 31, 2025, respectively.
The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to the timing of stock-based compensation adjustments, partially offset by limits on the deductibility of executive compensation.
Discussion of Cash Flows
Operating Activities
Cash generated by operating activities was $1.9 million during the three months ended March 31, 2026, representing a decrease of $3.4 million, compared to $5.3 million for the three months ended March 31, 2025. This decrease was primarily driven by lower net income, partially offset by significant accounts receivable collections.
Investing Activities
Cash used for investing activities was $5.6 million during the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. This increase reflects a $5.0 million payment to acquire exclusive distribution rights for RegenKit®‑Wound Gel.
Financing Activities
Cash used for financing activities was $2.6 million during the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025. Cash used during both periods was primarily driven by stock repurchases to satisfy tax withholding obligations upon vesting of employee equity awards, a principal payment under the Citizens Credit Agreement, and a profit-share payment to TELA Bio, Inc. related to HELIOGEN® sales performance.
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
As of March 31, 2026, we had $159.8 million of cash and cash equivalents, total current assets of $240.3 million and total current liabilities of $44.6 million. We had $17.6 million of long term debt outstanding and $75.0 million of availability under our Revolving Credit Facility (as discussed below).

The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with a $75.0 million Revolving Credit Facility and $20.0 million Term Loan Facility. We had no outstanding borrowings under the Revolving Credit Facility facility as of March 31, 2026. The Term Loan Facility matures on January 19, 2029.
The Citizens Credit Agreement requires that we comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
As of March 31, 2026, the Company has $17.6 million of principal outstanding on the Term Loan Facility that bears interest at 6.0% and no borrowings outstanding under the Revolving Credit Facility.
Contractual Obligations
There were no significant changes to our contractual obligations during the three months ended March 31, 2026 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in the 2025 Form 10-K.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our Annual Report in the 2025 Form 10-K. There were no new critical accounting estimates applied in the preparation of this Form 10-Q.
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
There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Form 10-K.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors included in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

April 29, 2026	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)