Form 10-Q
period 2026-06-30
MIMEDX GROUP, INC.
filed 2026-07-29
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
June 30, 2026

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
Yes ☐ No ☒

There were 145,760,468 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 23, 2026.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$135,839	$166,121
Accounts receivable, net	41,297	75,707
Inventory	20,931	25,340
Other current assets	7,298	10,303
Total current assets	205,365	277,471
Property and equipment, net	4,914	4,713
Deferred tax asset, net	27,295	19,596
Goodwill	19,441	19,441
Intangible assets, net	12,086	14,158
Other assets	11,897	7,274
Total assets	$280,998	$342,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$1,500	$1,500
Accounts payable	8,293	14,528
Accrued compensation	13,175	31,065
Accrued expenses	11,140	11,383
Other current liabilities	4,390	5,790
Total current liabilities	38,498	64,266
Long term debt, net	15,706	16,467
Other liabilities	10,791	5,372
Total liabilities	$64,995	$86,105
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 149,188,840 issued and 145,724,441 outstanding at June 30, 2026 and 148,093,920 issued and outstanding at December 31, 2025	149	148
Additional paid-in capital	297,094	299,081
Treasury stock at cost; 3,464,399 shares at June 30, 2026 and 0 shares at December 31, 2025	(12,859)	—
Accumulated deficit	(68,381)	(42,681)
Total stockholders' equity	216,003	256,548
Total liabilities and stockholders’ equity	$280,998	$342,653
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$64,362	$98,605	$123,353	$186,810
Cost of sales	19,981	18,681	37,348	35,239
Gross profit	44,381	79,924	86,005	151,571

Operating expenses:
Selling, general and administrative	59,779	64,151	113,010	124,120
Research and development	2,777	3,303	6,917	6,632
Amortization of intangible assets	291	100	592	199
Operating income	(18,466)	12,370	(34,514)	20,620

Other expense, net
Interest income, net	788	738	1,673	1,244
Other expense, net	(102)	(101)	(270)	(247)
(Loss) income before income tax	(17,780)	13,007	(33,111)	21,617
Income tax benefit (provision)	2,940	(3,389)	7,411	(4,978)
Net (loss) income	$(14,840)	$9,618	$(25,700)	$16,639

Basic net (loss) income per common share	$(0.10)	$0.07	$(0.17)	$0.11
Diluted net (loss) income per common share	$(0.10)	$0.06	$(0.17)	$0.11

Weighted average common shares outstanding - basic	147,795,741	147,761,332	148,119,083	147,518,179
Weighted average common shares outstanding - diluted	147,795,741	149,317,281	148,119,083	149,529,544

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2026	148,931,360	$149	$296,328	—	$—	$(53,541)	$242,936
Share repurchases pursuant to share repurchase plan	—	—	—	3,464,399	(12,859)	—	(12,859)
Share-based compensation expense	—	—	903	—	—	—	903
Issuance of restricted stock, net	257,480	—	(137)	—	—	—	(137)
Net loss	—	—	—	—	—	(14,840)	(14,840)
Balance at June 30, 2026	149,188,840	$149	$297,094	3,464,399	$(12,859)	$(68,381)	$216,003

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at March 31, 2025	147,607,622	$148	$286,866	—	$—	$(84,238)	$202,776
Share-based compensation expense	—	—	4,756	—	—	—	4,756
Issuance of restricted stock, net	317,240	—	(526)	—	—	—	(526)
Net income	—	—	—	—	—	9,618	9,618
Balance at June 30, 2025	147,924,862	$148	$291,096	—	$—	$(74,620)	$216,624

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2025	148,093,920	$148	$299,081	—	—	$(42,681)	$256,548
Share repurchases pursuant to share repurchase plan	—	—	—	3,464,399	(12,859)	—	(12,859)
Share-based compensation expense reversal	—	—	(793)	—	—	—	(793)
Employee stock purchase plan	192,278	—	835	—	—	—	835
Issuance of restricted stock, net	902,642	1	(2,029)	—	—	—	(2,028)
Net Income	—	—	—	—	—	(25,700)	(25,700)
Balance at June 30, 2026	149,188,840	$149	$297,094	3,464,399	$(12,859)	$(68,381)	$216,003

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	—	—	$(91,259)	$193,107
Share-based compensation expense	—	—	9,014	—	—	—	9,014
Employee stock purchase plan	149,457	—	848	—	—	—	848
Issuance of restricted stock, net	843,373	1	(2,985)	—	—	—	(2,984)
Net income	—	—	—	—	—	16,639	16,639
Balance at June 30, 2025	147,924,862	$148	$291,096	—	$—	$(74,620)	$216,624

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(25,700)	$16,639
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	3,148	6,371
Credit loss expense	6,745	1,093
Non-cash lease expenses	664	619
Share-based compensation	(793)	9,014
Deferred income taxes	(7,699)	908
Other	222	294
Increase (decrease) in cash resulting from changes in:
Accounts receivable	27,664	(14,493)
Inventory	4,409	(1,083)
Other assets	3,282	(2,106)
Accounts payable	(1,234)	792
Accrued compensation	(17,055)	(791)
Accrued expenses	(157)	3,528
Other liabilities	(1,632)	(1,067)
Net cash flows (used in) provided by operating activities	(8,136)	19,718

Cash flows from investing activities:
Cash paid for acquisitions	(5,000)	(700)
Purchases of equipment	(1,168)	(556)
Patent application costs	(109)	(37)
Net cash flows used in investing activities	(6,277)	(1,293)

Cash flows from financing activities:
Cash paid for share repurchases pursuant to Share Repurchase Plan	(12,468)	—
Stock repurchased for tax withholdings on vesting of restricted stock	(2,028)	(2,984)
Principal payments on Citizens Term Loan Facility	(750)	(500)
Cash paid for Profit Share Payment (Note 12)	(607)	(488)
Deferred financing cost	(16)	—
Net cash flows used in financing activities	(15,869)	(3,972)

Net change in cash	(30,282)	14,453

Cash and cash equivalents, beginning of period	166,121	104,416
Cash and cash equivalents, end of period	$135,839	$118,869
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported condensed consolidated statements of operations during the reporting period. Actual results could differ from those estimates. Significant estimates include, among others, estimate of allowance for credit losses, estimates of fair value of and the probable achievement of performance conditions associated with share-based payment awards, estimates of returns and allowances, and valuation of deferred tax assets.
Treasury Stock
Shares repurchased by the Company are recorded as treasury stock at the cost to acquire such shares, reflecting the consideration paid to acquire shares, applicable commissions paid or payable to brokers, and any excise taxes arising from such transactions. Subsequent issuances of shares held in treasury are assumed to be released on a FIFO basis.

Recently Issued Accounting Standards Not Yet Adopted
Accounting Standards Update 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
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
All other ASUs issued and not yet effective as of June 30, 2026, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, gross	$56,100	$84,410
Less: allowance for credit losses	(14,803)	(8,703)
Accounts receivable, net	$41,297	$75,707
Activity related to the Company’s allowance for credit losses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

Balance at December 31, 2025	$8,703
Credit loss expense	1,464
Write-offs	(629)
Balance at March 31, 2026	$9,538
Credit loss expense	5,281
Write-offs	$(16)
Balance at June 30, 2026	$14,803

Balance at December 31, 2024	$3,132
Credit loss expense	742
Write-offs	—
Balance at March 31, 2025	$3,874
Credit loss expense	351
Write-offs	(281)
Balance at June 30, 2025	$3,944
4.     Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$1,099	$1,221
Work in process	5,414	8,666
Finished goods	14,418	15,453
Inventory	$20,931	$25,340

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory and clean room equipment	$16,052	$15,739
Furniture and equipment	1,975	2,008
Leasehold improvements	8,957	8,977
Construction in progress	1,262	612
Asset retirement cost	968	875
Property and equipment, gross	29,214	28,211
Less: accumulated depreciation and amortization	(24,300)	(23,498)
Property and equipment, net	$4,914	$4,713
Depreciation expense was the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation Expense	$441	$558	$783	$1,120
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,719	$(8,952)	$1,767	$10,666	$(8,843)	$1,823
Licenses	1,500	(660)	840	1,500	(188)	1,312
Supplier relationships	12,660	(4,277)	8,383	12,660	(2,678)	9,982
Tradenames and trademarks	—	—	—	12,497	(12,497)	—
Total amortized intangible assets	$24,879	$(13,889)	$10,990	$37,323	$(24,206)	$13,117

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in Process	88		88	33		33
Total intangible assets	$25,975		$12,086	$38,364		$14,158

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Commissions to sales agents	$5,044	$5,390
Legal costs	3,073	978
Accrued rebates	892	1,130
Estimated sales returns	541	2,435
Other	1,590	$1,450
Accrued expenses	$11,140	$11,383
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with a $75.0 million Revolving Credit Facility and a $20.0 million Term Loan Facility. The Company had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2026. The Term Loan Facility matures on January 19, 2029 (the “Maturity Date”).
Borrowings under the Citizens Credit Agreement bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined therein, or (ii) a Term SOFR as defined therein, in each case plus an applicable margin ranging from 1.25% and 2.50% with respect to Alternate Base Rate borrowings and 2.25% and 3.50% for Term SOFR borrowings, plus a fallback provision of 0.1%. The Term Loan Facility carried an interest rate of 6.0% as of June 30, 2026.
The noncurrent portion of the Term Loan Facility was $15.7 million and $16.5 million as of June 30, 2026 and December 31, 2025, respectively. The current portion of the Term Loan Facility was $1.5 million as of both June 30, 2026 and December 31, 2025.
Interest expense related to the Term Loan Facility, included in interest income, net in the unaudited condensed consolidated statements of operations, was $0.3 million and $0.4 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Interest expense related to the Term Loan Facility was $0.7 million and $0.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Interest expense related to the Revolving Credit Facility included in interest income, net in the unaudited condensed consolidated statements of operations was $0.1 million for each of the three months ended June 30, 2026 and June 30, 2025. Interest expense related to the Revolving Credit Facility was $0.2 million for each of the six months ended June 30, 2026 and June 30, 2025.
A summary of principal payments due on the Term Loan Facility, by year, from June 30, 2026 through maturity are as follows (in thousands):

Year ending December 31,	Principal
2026 (excluding the six months ended June 30, 2026)	$750
2027	1,500
2028	2,000
2029	13,000
Outstanding principal	$17,250

As of June 30, 2026, the fair value of the Term Loan Facility was $16.4 million. This valuation was calculated based on a series of Level 2 and Level 3 inputs, including a discount rate based on the credit risk spread of debt instruments of similar risk character in reference to U.S. Treasury instruments with similar maturities, with an incremental risk premium for risk factors specific to the Company. Fair value was calculated by discounting the remaining cash flows associated with the Term Loan Facility to June 30, 2026 using this discount rate.
9. Net Income Per Common Share
Net income per common share is calculated using two methods: basic and diluted.

Basic Net Income Per Common Share
The following table provides a reconciliation of net income from continuing operations and calculation of basic net income per common share for each of the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(14,840)	$9,618	$(25,700)	$16,639
Weighted average common shares outstanding	147,795,741	147,761,332	148,119,083	147,518,179
Basic net (loss) income per common share	$(0.10)	$0.07	$(0.17)	$0.11
Diluted Net Income Per Common Share
The following table sets forth the computation of diluted net income per common share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(14,840)	$9,618	$(25,700)	$16,639
Weighted average shares outstanding	147,795,741	147,761,332	148,119,083	147,518,179
Adjustments:
Potential common shares (a)
Restricted stock unit awards	—	905,549	—	1,267,682
Outstanding stock options	—	461,125	—	535,856
Performance stock unit awards	—	173,973	—	205,205
Employee stock purchase plan	—	15,302	—	2,622
Total adjustments	—	1,555,949	—	2,011,365
Weighted average shares outstanding adjusted for potential common shares	147,795,741	149,317,281	148,119,083	149,529,544
Diluted net (loss) income per common share	$(0.10)	$0.06	$(0.17)	$0.11
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock unit awards	688,216	—	976,179	—
Outstanding stock options	—	—	138,381	—
Performance stock unit awards	—	—	174,447	—
Potential common shares	688,216	—	1,289,007	—
10. Income Taxes
The effective tax rates for the Company were 16.5% and 26.1% for the three months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rates for the company were 22.4% and 23.0% for the six months ended June 30, 2026 and 2025, respectively.
Note that the Company generated net loss before income tax provision for the three and six months ended June 30, 2026, meaning that decreases in the effective tax rates would be unfavorable for those periods. Conversely, the Company generated net income before income tax provision for the three and six months ended June 30, 2025, meaning that decreases in its effective tax rate would favorable for that period.

The effective tax rate for the three and six months ended June 30, 2026 was unfavorably impacted by deduction limitations on executive compensation, as well as shortfall on restricted stock vestings.
The effective tax rate for the three and six months ended June 30, 2025 was favorably impacted by windfall on restricted stock vestings, partially offset by deduction limitations on executive compensation.
11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$539	$707
Cash paid for income taxes	1,890	4,083
Non-cash activities:
Right of use assets arising from operating lease liabilities	5,401	—
Issuance of shares pursuant to employee stock purchase plan	835	848
Shares repurchased on account	391	—
Unpaid acquisition consideration in accrued expenses	—	2,564

12. Commitments and Contingencies
Profit Share Payments
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States, which we market as HELIOGEN. Pursuant to the TELA APA, the Company is required to make payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024. The company’s remaining obligation of Profit Share Payments to TELA as of June 30, 2026 was $1.0 million.This amount will be paid during the third quarter of 2026.
As of June 30, 2026, the fair value for the minimum amount of Profit Share Payments was $1.0 million. This amount reflects the anticipated timing of such Profit Share Payments, discounted to present value at a discount rate approximating the Company’s borrowing rate plus a risk premium, all of which reflect Level 3 inputs. This amount is reflected as part of other current liabilities in the unaudited condensed consolidated balance sheet as of that date.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of June 30, 2026 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2025 Form 10-K.
In accordance with applicable accounting guidance, the Company accrues a liability when those matters present loss contingencies that are both probable and estimable.
The following is a description of certain litigation and regulatory matters to which the Company is a party:
AXIOFILL
The Company received a Warning Letter from the FDA on December 21, 2023, relating to the inspections and classification of AXIOFILL. The Company received a determination letter in March 2024 reaffirming the FDA’s position that AXIOFILL does not meet the regulatory classification requirements of a Human Cell, Tissue or Cellular or Tissue-based Product under Section

361 of the Public Health Service Act. The Company strongly disagrees with this determination. On March 25, 2024, MIMEDX filed suit in the U.S. District Court for the Northern District of Georgia alleging violations of the Administrative Procedure Act and asking the Court to vacate FDA’s designation, declare FDA’s designation as arbitrary, capricious, an abuse of discretion, and contrary to law, and declare that AXIOFILL meets the criteria to be regulated under Section 361 of the Public Health Services Act. The parties each filed motions for summary judgment in the case. On September 25, 2025, the court denied both summary judgment motions without prejudice and requested additional briefing, which occurred on January 30, 2026.
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
Below is a summary of net sales by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Surgical	$39,297	34,129	75,671	66,261
Wound	25,065	64,476	47,682	120,549
Net sales	$64,362	$98,605	$123,353	$186,810
The Company did not have significant foreign operations or a single external customer from which 10% or more of net sales were derived during the three or six months ended June 30, 2026 or 2025.
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
Each financial statement caption included on the condensed consolidated statements of operations reflects a significant segment expense evaluated by the CODM. In addition to this, the CODM also evaluates selling and marketing expense and general and administrative expense, both of which are components of selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.
The below table presents selling and marketing and general administrative expense (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling and marketing	$46,416	$47,867	$90,328	$94,728
General and administrative	13,363	16,284	22,682	29,392
Selling, general and administrative	$59,779	$64,151	$113,010	$124,120
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$1,174	$1,213	$2,460	$2,197
Interest expense	(386)	(475)	(787)	(953)
Interest income, net	$788	$738	$1,673	$1,244
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
As of June 30, 2026, the fair value of the note was $2.1 million, and was estimated using relevant valuation techniques and a series of Level 3 inputs.
Regen Lab
In December 2025, MiMedx entered into a Distributorship Agreement (the “Regen Agreement”) with Regen Lab USA LLC (“Regen Lab”), which provides the Company with the exclusive right to distribute their RegenKit®-Wound Gel in the United States.
The Regen Agreement was accounted for as an acquisition of assets. All costs of acquisition were allocated to the distributorship agreement and is reflected as a component of intangible assets, net, in the unaudited condensed consolidated balance sheet as of June 30, 2026.
In satisfaction of the obligation created by the Regen Agreement, the Company paid Regen Lab an up-front payment of $5.0 million during January 2026. In addition, the Company may be required to pay up to an additional $5.0 million in contingent consideration upon achievement of cumulative revenue milestones specified in the Regen Agreement. As of June 30, 2026, no contingent consideration milestones pursuant to the Regen Agreement have been met.
16. Subsequent Events
Sanara Agreement
On July 29, 2026, the Company entered into a definitive agreement with Sanara MedTech Inc. (“Sanara”) under which the Company agreed to acquire all outstanding shares of Sanara (the “Acquisition”) in a cash and stock transaction that values Sanara at $35.00 per share, reflecting an enterprise value of approximately $350 million. Subject to the receipt of Sanara’s stockholder approval and the satisfaction of other customary closing conditions, the Company agreed to pay approximately $302 million in cash and issue 4,400,000 shares of its common stock to Sanara’s stockholders on the closing date, which is anticipated to occur in 2026.
On that same day, in anticipation of financing the Acquisition, the Company received a commitment from Hayfin Capital Management LLP (“Hayfin”) pursuant to which certain funds managed and/or advised by Hayfin committed to provide the Company with debt financing for the Acquisition in the form of a 6-year, $300.0 million senior secured term loan (the “Hayfin

Term Loan”) that will be funded at the closing date. The Hayfin Term Loan will carry an interest rate of Term SOFR plus 6.25% for the first year following the closing date and is subject to various covenants over the duration of the loan.
Citizens Term Loan
On July 27, 2026, the Company submitted notice to Citizens that it intends to prepay the remaining $17.3 million outstanding principal balance of the Citizens Term Loan on July 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During the second quarter of 2026, we continued to execute our strategic priorities, including expanding our Surgical portfolio, launching new products, advancing recent cost reduction initiatives, and returning capital to shareholders through our Share Repurchase Plan. These efforts contributed to continued growth in the Surgical business, which demonstrated a sixth consecutive quarter of double-digit year-over-year growth.
•Net sales were $64 million, a decrease of 35% compared to the prior year period, driven by a 61% decline in Wound sales, partially offset by 15% growth in Surgical sales. Surgical growth was driven by continued adoption of AMNIOFIX®, AMNIOEFFECT®, and our particulate portfolio, as well as contributions from the Company’s distribution agreement with Summit Products Group, namely G4Derm® Plus.
•We reported a GAAP net loss of $15 million or $0.10 per diluted share, and ended the quarter with $136 million of cash and cash equivalents.
•During the quarter, we completed a reduction-in-force and implemented additional cost reduction initiatives designed to align our cost structure with current business needs and support operating efficiency.
•Separately, we repurchased approximately $13 million of common stock under our Share Repurchase Plan, reflecting our continued commitment to disciplined capital allocation and delivering long-term shareholder value.
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
This discussion, which presents our results for the three and six months ended June 30, 2026 and 2025, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026 (the “2025 Form 10-K”).
Results of Operations
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net sales	$64,362	$98,605	$(34,243)	(34.7)%
Cost of sales	19,981	18,681	1,300	7.0%
Gross profit	44,381	79,924	(35,543)	(44.5)%
Selling, general and administrative	59,779	64,151	(4,372)	(6.8)%
Research and development	2,777	3,303	(526)	(15.9)%
Amortization of intangible assets	291	100	191	nm
Interest income, net	788	738	50	6.8%
Other expense, net	(102)	(101)	(1)	1.0%
Income tax provision benefit (expense)	2,940	(3,389)	6,329	nm
Net (loss) income	(14,840)	9,618	(24,458)	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.

Net Sales
Net sales were $64.4 million for the three months ended June 30, 2026, representing a decrease of $34.2 million, or 34.7%, compared to $98.6 million for the three months ended June 30, 2025.
Sales by product category were as follows (amounts in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Surgical	$39,297	$34,129	$5,168	15.1%
Wound	25,065	64,476	(39,411)	(61.1)%
Total	$64,362	$98,605	$(34,243)	(34.7)%
Surgical net sales were $39.3 million for the three months ended June 30, 2026, representing an increase of $5.2 million, or 15.1%, compared to $34.1 million for the three months ended June 30, 2025. This increase was primarily driven by continued growth in the AMNIOFIX and AMNIOEFFECT sheet products.
Wound net sales were $25.1 million for the three months ended June 30, 2026, representing a decrease of $39.4 million or 61.1%, compared to $64.5 million for the three months ended June 30, 2025. This decline was primarily driven by the continued impact of Medicare reimbursement changes effective January 1, 2026, which adversely affected both pricing and sales volumes for these products.
Cost of Sales and Gross Profit Margin
Cost of sales were $20.0 million for the three months ended June 30, 2026, representing an increase of $1.3 million, or 7.0%. compared to $18.7 million for the three months ended June 30, 2025. This increase was primarily driven by increased sales volume and one-time expenses related to our cost reduction initiative.
Gross profit margin was 69.0% for the three months ended June 30, 2026, compared to 81.1% for the three months ended June 30, 2025. This decline was primarily driven by lower pricing in the Wound business following the Medicare reimbursement changes and higher manufacturing costs.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $59.8 million for the three months ended June 30, 2026, compared to $64.2 million for the three months ended June 30, 2025. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Selling and marketing	$46,416	$47,867	$(1,451)	(3.0)%
General and administrative	13,363	16,284	(2,921)	(17.9)%
Selling, general and administrative	$59,779	$64,151	$(4,372)	(6.8)%
Sales and marketing expenses decreased $1.5 million or 3.0%, year over year, primarily driven by lower personnel, travel, and meeting expense resulting from our recent cost reduction initiative, as well as lower commission expense driven by reduced sales. These decreases were offset by bad debt expense, which increased $5.0 million, year over year. This increase is associated with the credit deterioration of certain legacy customers.
General and administrative expenses decreased $2.9 million or 17.9% year over year, primarily due to lower personnel expense resulting from our recent cost reduction initiative. This decrease was partially offset by increased legal expense associated with ongoing legal matters.
Research and Development Expense
Research and development (“R&D”) expense was $2.8 million for the three months ended June 30, 2026, representing a decrease of $0.5 million, or 15.9%, compared to $3.3 million for the three months ended June 30, 2025. This decrease was primarily driven by completion of patient activities in our EPIEFFECT study and the results of our cost reduction initiative. These impacts were offset by costs incurred toward our 510(k) submissions.

Interest Income, Net
Interest income, net was $0.8 million for the three months ended June 30, 2026, representing an increase of $0.1 million or 6.8% compared to $0.7 million for the three months ended June 30, 2025. The increase was driven by higher average cash balances maintained in the Company’s interest-bearing accounts and a reduction in outstanding debt. These impacts were offset by lower market interest rates.
Income Tax Provision
The effective tax rates for the Company were 16.5% and 26.1% for the three months ended June 30, 2026 and June 30, 2025, respectively.
Note that we generated pre-tax loss for the three months ended June 30, 2026, meaning that decreases in our effective tax rate would be unfavorable for that period. Conversely, we generated pre-tax income for the three months ended June 30, 2025, meaning that decreases in our effective tax rate would favorable for that period.
The effective tax rate for the three months ended June 30, 2026 was unfavorably impacted due to deduction limitations on executive compensation, in part resulting from one-time costs associated with our recent cost reduction initiative. Shortfall on restricted stock vestings further contributed to the unfavorability.
The effective tax rate for the three months ended June 30, 2025 was favorably impacted by windfall on restricted stock vestings. This was offset by deduction limitations on executive compensation.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net sales	$123,353	$186,810	$(63,457)	(34.0)%
Cost of sales	37,348	35,239	2,109	6.0%
Gross profit	86,005	151,571	(65,566)	(43.3)%
Selling, general and administrative	113,010	124,120	(11,110)	(9.0)%
Research and development	6,917	6,632	285	4.3%
Amortization of intangible assets	592	199	393	nm
Interest income, net	1,673	1,244	429	34.5%
Other expense, net	(270)	(247)	(23)	9.3%
Income tax provision benefit (expense)	7,411	(4,978)	12,389	nm
Net (loss) income	(25,700)	16,639	(42,339)	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
Net Sales were $123..4 million for the six months ended June 30, 2026, representing a decrease of $63.5 million, or 34.0%, compared to $186.8 million for the six months ended June 30, 2025.
Sales by product category were as follows (amounts in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Surgical	$75,671	$66,261	$9,410	14.2%
Wound	47,682	120,549	(72,867)	(60.4)%
Total	$123,353	$186,810	$(63,457)	(34.0)%

Surgical net sales were $75.7 million for the six months ended June 30, 2026, representing an increase of $9.4 million, or 14.2%, compared to the six months ended June 30, 2025. This increase was primarily driven by continued growth in the AMNIOFIX and AMNIOEFFECT sheet products.
Wound net sales were $47.7 million for the six months ended June 30, 2026, representing a decrease of 72.9 million or 60.4%, compared to the six months ended June 30, 2025. This decrease was primarily driven by the continued impact of Medicare reimbursement changes which adversely affected both pricing and sales volumes for these products.
Cost of Sales and Gross Profit Margin
Cost of sales were $37.3 million for the six months ended June 30, 2026, representing an increase of $2.1 million, or 6.0%, compared to $35.2 million for the six months ended June 30, 2025. This increase was primarily driven by increased sales volumes and one-time expenses related to our cost reduction initiative.
Gross profit margin was 69.7% for the six months ended June 30, 2026 compared to 81.1% for the six months ended June 30, 2025. This decline was driven by lower pricing in the Wound business following the Medicare reimbursement changes and higher manufacturing costs.
Selling, General and Administrative Expense
Selling, general and administrative expense was $113.0 million for the six months ended June 30, 2026, compared to $124.1 million for the six months ended June 30, 2025. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Selling and marketing	$90,328	$94,728	$(4,400)	(4.6)%
General and administrative	22,682	29,392	(6,710)	(22.8)%
Selling, general and administrative	$113,010	$124,120	$(11,110)	(9.0)%
Sales and marketing expenses decreased $4.4 million or 4.6%, year over year, primarily driven by lower personnel, travel, and meeting expense resulting from our recent cost reduction initiative as well as lower commission expense driven by reduced sales. These decreases were partially offset by bad debt expense, which increased $5.6 million, year over year. This increase is associated with the credit deterioration of certain legacy customers.
General and administrative expenses decreased $6.7 million or 22.8%, year over year, primarily due to the reversal of stock-based compensation expense associated with unvested performance stock unit awards and lower personnel costs. These savings were partially offset by increased legal xpense associated with ongoing legal matters
Research and Development Expense
Research and development (“R&D”) expense was $6.9 million for the six months ended June 30, 2026, compared to $6.6 million for the six months ended June 30, 2025. This increase was primarily driven by costs associated with increased enrollment for the EPIEFFECT® randomized controlled trial. These increases were partially offset by lower personnel costs associated with our recent cost reduction activities.
Interest Income, Net
Interest income, net was $1.7 million for the six months ended June 30, 2026 compared to interest income, net of $1.2 million for the six months ended June 30, 2025, an increase of $0.4 million, or 34%. The increase was driven by higher average cash balances maintained in the Company’s interest-bearing accounts and a reduction in outstanding debt.
Income Tax Provision
The effective tax rates for the Company were 22.4% and 23.0% for the six months ended June 30, 2026 and 2025, respectively.

Note that we generated pre-tax loss for the six months ended June 30, 2026, meaning that decreases in our effective tax rate would be unfavorable for that period. Conversely, we generated pre-tax income for the six months ended June 30, 2025, meaning that decreases in our effective tax rate would favorable for that period.
The effective tax rate for the six months ended June 30, 2026 was unfavorably impacted by deduction limitations on executive compensation, in part resulting from one-time costs associated with our recent cost reduction initiative. Shortfall on restricted stock vestings further contributed to the unfavorability.
The effective tax rate for the six months ended June 30, 2025 was favorably impacted by windfall on restricted stock vestings. This favorability was offset by the deduction limitations on executive compensation.
Discussion of Cash Flows
Operating Activities
Cash used in operating activities was $8.1 million during the six months ended June 30, 2026, representing a decrease of $27.9 million, compared to cash provided by operating activities of $19.7 million for the six months ended June 30, 2025. This decrease was primarily attributable to lower cash collections associated with reduced sales, annual incentive compensation payments made during the first quarter of 2026, and cost reduction initiative-related severance payments made during the second quarter of 2026. These impacts were partially offset by lower operating expenditures resulting from the Company’s ongoing cost reduction initiative.
Investing Activities
Cash used for investing activities was $6.3 million during the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. This increase reflects a $5.0 million payment to acquire exclusive distribution rights for RegenKit®‑Wound Gel.
Financing Activities
Cash used for financing activities was $15.9 million during the six months ended June 30, 2026, compared to $4.0 million for the six months ended June 30, 2025. This increase was primarily attributable to repurchases of common stock under the Company’s Share Repurchase Plan, including $12.5 million of cash paid for repurchases during the second quarter of 2026, higher principal payments under the Citizens Credit Agreement, and increased profit-share payments to TELA Bio, Inc. related to HELIOGEN® sales. These increases were partially offset by lower share repurchases related to employee tax withholding obligations associated with the vesting of equity awards.
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
As of June 30, 2026, we had $135.8 million of cash and cash equivalents, total current assets of $205.4 million and total current liabilities of $38.5 million. We had $17.3 million of long term debt outstanding and $75.0 million of availability under our Revolving Credit Facility.
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.

Citizens Credit Agreement
On January 19, 2024, the Company entered into the Citizens Credit Agreement, which provided the Company with a $75.0 million Revolving Credit Facility and $20.0 million Term Loan Facility. We had no outstanding borrowings under the Revolving Credit Facility facility as of June 30, 2026. The Term Loan Facility matures on January 19, 2029.
The Citizens Credit Agreement requires that we comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
As of June 30, 2026, the Company has $17.3 million of principal outstanding on the Term Loan Facility that bears interest at 6.0% and no borrowings outstanding under the Revolving Credit Facility.
Share Repurchase Plan
In February 2026, our Board of Directors (the “Board”) authorized us to periodically repurchase up to $100.0 million of our outstanding common stock (the “Share Repurchase Plan”) through February 2028. The timing and amount of repurchases, if any, will depend on a number of factors, including capital requirements for inorganic business development, market conditions, our financial condition, operating results, and other business considerations. Notwithstanding the Share Repurchase Plan, management’s focus remains on executing on our strategic initiatives, including inorganic growth investments. The Share Repurchase Plan does not obligate us to repurchase any shares.
During the three and six months ended June 30, 2026, we repurchased 3.5 million shares on the open market for $12.7 million. Pursuant to the terms of the Share Repurchase Plan, we have $87.3 million of authorized purchase capacity as of June 30, 2026.
Contractual Obligations
There were no significant changes to our contractual obligations during the six months ended June 30, 2026 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in the 2025 Form 10-K.
Critical Accounting Estimates
In preparing financial statements, we follow accounting principles generally accepted in the United States, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We regularly review our accounting policies and financial information disclosures. A summary of critical accounting estimates in preparing the financial statements was provided in our 2025 Form 10-K.
In addition to those Critical Accounting Estimates identified in our 2025 Form 10-K, we have identified the following critical accounting estimates:
Allowance for Credit Losses
Description
We present our trade accounts receivable net of our current expectation for credit losses. Allowance for credit losses is estimated periodically and changes to the allowance for credit losses are recognized as expense in the period of change.
Judgments and Uncertainties
Our expectations for credit losses are evaluated based on relevant, available information as of each reporting date. This information includes, among other information:
1.The current aging of outstanding receivables,
2.Historical collection patterns from various classes of customers, and
3.Customer-specific indications of deteriorated credit quality, such as bankruptcies, collections, or similar events.
Write-offs of associated receivables cause us to reduce the allowance and do not impact the consolidated statement of operations in the period in which it occurs. Other revisions to the reserve, which reflect changes in our expectations in credit losses, are accounted for prospectively as credit loss expense or reversal.
Sensitivity of the Estimate to Change

We have reserved $14.8 million for credit losses against a gross accounts receivable balance of $56.1 million as of June 30, 2026. Subsequent deviations in customer collection patterns relative to historical norms, as well significant, customer-specific changes in facts and circumstances could cause us to materially revise our allowance for credit losses. Such changes will result in the reflection of credit loss expense or reversal in the period such changes are identified.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) None.

(c) The following table sets forth information regarding the purchases of the Company’s equity securities by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three month period ended June 30, 2026.

Period	Total number of shares repurchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs.
April 1 - April 30, 2026	—	$—	—	$100,000,000
May 1 - May 31, 2026	1,770,684	3.62	1,770,684	93,590,124
June 1 - June 30, 2026	1,693,715	3.71	1,693,715	87,306,441
Total for the quarter	3,464,399	$3.67	3,464,399	$87,306,441
Repurchases during the quarter were made pursuant to a $100 million authorization which was announced on February 25, 2026 and will expire in February 2028.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

July 29, 2026	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)