Form 10-Q
period 2026-09-30
MIMEDX GROUP, INC.
filed 2026-10-28
CIK 1376339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
Quarterly Period Ended
September 30, 2026

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
Yes ☐ No ☒

There were 145,925,591 shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 22, 2026.

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
•the pending acquisition of Sanara MedTech Inc., including the expected timing of completion, the receipt of required regulatory and shareholder approvals, the anticipated financing of the transaction, and the anticipated benefits, costs and impact of the transaction on our business, results of operations and financial condition;
•our expectations regarding future growth;
•our expectations regarding the outcome of pending litigation and investigations;
•our expectations regarding future income tax liability;
•demographic and market trends; and

•our ability to compete effectively.
Forward-looking statements generally can be identified by words such as “expect,” “will,” “change,” “intend,” “seek,” “target,” “future,” “plan,” “continue,” “potential,” “possible,” “could,” “estimate,” “may,” “anticipate,” “to be” and similar expressions. These statements are based on numerous assumptions and involve known and unknown risks, uncertainties and other factors that could significantly affect the Company’s operations and may cause the Company’s actual actions, results, financial condition, performance or achievements to differ materially from any future actions, results, financial condition, performance or achievements expressed or implied by any such forward-looking statements. Factors that may cause such a difference include, without limitation, those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026 and those discussed in Part II, Item 1A, Risk Factors, of this Quarterly report.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$120,791	$166,121
Accounts receivable, net	37,269	75,707
Inventory	22,088	25,340
Other current assets	7,085	10,303
Total current assets	187,233	277,471
Property and equipment, net	4,710	4,713
Deferred tax asset, net	29,219	19,596
Goodwill	19,441	19,441
Intangible assets, net	11,120	14,158
Other assets	12,829	7,274
Total assets	$264,552	$342,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$—	$1,500
Accounts payable	11,828	14,528
Accrued compensation	15,246	31,065
Accrued expenses	12,768	11,383
Other current liabilities	3,189	5,790
Total current liabilities	43,031	64,266
Long term debt, net	—	16,467
Other liabilities	10,439	5,372
Total liabilities	$53,470	$86,105
Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized; 149,389,990 issued and 145,925,591 outstanding at September 30, 2026 and 148,093,920 issued and outstanding at December 31, 2025	149	148
Additional paid-in capital	300,856	299,081
Treasury stock at cost; 3,464,399 shares at September 30, 2026 and 0 shares at December 31, 2025	(12,859)	—
Accumulated deficit	(77,064)	(42,681)
Total stockholders' equity	211,082	256,548
Total liabilities and stockholders’ equity	$264,552	$342,653
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$62,283	$113,725	$185,636	$300,535
Cost of sales	12,581	18,719	49,929	53,958
Gross profit	49,702	95,006	135,707	246,577

Operating expenses:
Selling, general and administrative	58,313	69,001	171,323	193,121
Research and development	2,796	3,703	9,712	10,336
Amortization of intangible assets	295	112	887	310
Operating (loss) income	(11,702)	22,190	(46,215)	42,810

Other income (expense), net
Interest income, net	776	785	2,449	2,029
Other expense, net	(136)	(126)	(407)	(372)
(Loss) income before income tax	(11,062)	22,849	(44,173)	44,467
Income tax benefit (provision)	2,379	(6,101)	9,790	(11,080)
Net (loss) income	$(8,683)	$16,748	$(34,383)	$33,387

Basic net (loss) income per common share	$(0.06)	$0.11	$(0.23)	$0.23
Diluted net (loss) income per common share	$(0.06)	$0.11	$(0.23)	$0.22

Weighted average common shares outstanding - basic	145,865,259	148,035,283	147,359,552	147,692,441
Weighted average common shares outstanding - diluted	145,865,259	149,713,653	147,359,552	149,579,861

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2026	149,188,840	$149	$297,094	3,464,399	$(12,859)	$(68,381)	$216,003
Share-based compensation expense	—	—	3,204	—	—	—	3,204
Employee stock purchase plan	175,830	—	617	—	—	—	617
Issuance of restricted stock, net	25,320	—	(59)	—	—	—	(59)
Net loss	—	—	—	—	—	(8,683)	(8,683)
Balance at September 30, 2026	149,389,990	$149	$300,856	3,464,399	$(12,859)	$(77,064)	$211,082

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at June 30, 2025	147,924,862	$148	$291,096	—	$—	$(74,620)	$216,624
Share-based compensation expense	—	—	4,919	—	—	—	4,919
Employee stock purchase plan	130,338	—	737	—	—	—	737
Issuance of restricted stock, net	20,730	—	(82)	—	—	—	(82)
Net income	—	—	—	—	—	16,748	16,748
Balance at September 30, 2025	148,075,930	$148	$296,670	—	$—	$(57,872)	$238,946

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2025	148,093,920	$148	$299,081	—	—	$(42,681)	$256,548
Share repurchases pursuant to share repurchase plan	—	—	—	3,464,399	(12,859)	—	(12,859)
Share-based compensation expense	—	—	2,419	—	—	—	2,419
Employee stock purchase plan	368,108	—	1,453	—	—	—	1,453
Issuance of restricted stock, net	927,962	1	(2,097)	—	—	—	(2,096)
Net loss	—	—	—	—	—	(34,383)	(34,383)
Balance at September 30, 2026	149,389,990	$149	$300,856	3,464,399	$(12,859)	$(77,064)	$211,082

	Common Stock Issued		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at December 31, 2024	146,932,032	$147	$284,219	—	—	$(91,259)	$193,107
Share-based compensation expense	—	—	13,933	—	—	—	13,933
Employee stock purchase plan	279,795	—	1,586	—	—	—	1,586
Issuance of restricted stock, net	864,103	1	(3,068)	—	—	—	(3,067)
Net income	—	—	—	—	—	33,387	33,387
Balance at September 30, 2025	148,075,930	$148	$296,670	—	$—	$(57,872)	$238,946

See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(34,383)	$33,387
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Deferred income taxes	(9,623)	6,659
Credit loss expense	7,572	3,149
Depreciation and amortization	4,611	11,661
Share-based compensation	2,419	13,933
Non-cash lease expenses	1,002	937
Other	246	543
Increase (decrease) in cash resulting from changes in:
Accounts receivable	29,425	(25,507)
Inventory	3,251	(2,695)
Other assets	3,735	(4,931)
Accounts payable	2,300	3,705
Accrued compensation	(14,367)	5,571
Accrued expenses	1,385	3,812
Other liabilities	(1,790)	(1,177)
Net cash flows (used in) provided by operating activities	(4,217)	49,047

Cash flows from investing activities:
Cash paid for acquisitions	(5,000)	(3,764)
Purchases of equipment	(1,334)	(748)
Patent application costs	(136)	(39)
Other investments	—	(2,000)
Net cash flows used in investing activities	(6,470)	(6,551)

Cash flows from financing activities:
Principal payments on Citizens Term Loan Facility	(18,000)	(750)
Cash paid for share repurchases pursuant to Share Repurchase Plan	(12,772)	—
Stock repurchased for tax withholdings on vesting of restricted stock	(2,096)	(3,067)
Cash paid for Profit Share Payment (Note 12)	(1,631)	(1,012)
Deferred financing costs	(144)	—
Net cash flows used in financing activities	(34,643)	(4,829)
Net change in cash	(45,330)	37,667
Cash and cash equivalents, beginning of period	166,121	104,416
Cash and cash equivalents, end of period	$120,791	$142,083
See notes to unaudited condensed consolidated financial statements

MIMEDX GROUP, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

1.Nature of Business
MiMedx Group, Inc. (together with its subsidiaries, except where the context otherwise requires, “MIMEDX,” or the “Company”) is a pioneer and leader focused on helping humans heal. With more than a decade and a half of helping clinicians manage chronic and other hard-to-heal wounds, MIMEDX provides a leading portfolio of products for applications in the wound care, burn, and surgical sectors of healthcare. The Company’s vision is to be the leading global provider of healing solutions through relentless innovation to restore quality of life. All of the Company’s products sold in the United States are regulated by the United States Food and Drug Administration (“FDA”).
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations for the periods presented have been included. The operating results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Treasury Stock
Shares repurchased by the Company are recorded as treasury stock at the cost to acquire such shares, reflecting the consideration paid to acquire shares, applicable commissions paid or payable to brokers, and any excise taxes arising from such transactions. Subsequent re-issuances of shares held in treasury are assumed to be released on a FIFO basis.

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
All other ASUs issued and not yet effective as of September 30, 2026, and through the date of this report, were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s current and future financial position and results of operations.
3. Accounts Receivable, Net
Accounts receivable, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, gross	$51,408	$84,410
Less: allowance for credit losses	(14,139)	(8,703)
Accounts receivable, net	$37,269	$75,707
Activity related to the Company’s allowance for credit losses for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	2026	2025
Balance at January 1	$8,703	$3,132
Credit loss expense	1,464	742
Write-offs	(629)	—
Balance at March 31	$9,538	$3,874
Credit loss expense	5,281	351
Write-offs	(16)	(281)
Balance at June 30	$14,803	$3,944
Credit loss expense	827	2,056
Write-offs	(1,491)	(583)
Balance at September 30	$14,139	$5,417
4.     Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$1,297	$1,221
Work in process	5,690	8,666
Finished goods	15,101	15,453
Inventory	$22,088	$25,340

5.    Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory and clean room equipment	$16,042	$15,739
Furniture and equipment	1,958	2,008
Leasehold improvements	8,957	8,977
Construction in progress	1,449	612
Asset retirement cost	947	875
Property and equipment, gross	29,353	28,211
Less: accumulated depreciation and amortization	(24,643)	(23,498)
Property and equipment, net	$4,710	$4,713
Depreciation expense was the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation Expense	$370	$572	$1,336	$1,692
6.     Intangible Assets, Net
Intangible assets, net, are summarized as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Patents and know-how	$10,768	$(9,008)	$1,760	$10,666	$(8,843)	$1,823
Licenses	1,600	(899)	701	1,500	(188)	1,312
Customer and supplier relationships	12,660	(5,076)	7,584	12,660	(2,678)	9,982
Tradenames and trademarks	—	—	—	12,497	(12,497)	—
Total amortized intangible assets	$25,028	$(14,983)	$10,045	$37,323	$(24,206)	$13,117

Unamortized intangible assets:
Tradenames and trademarks	$1,008		$1,008	$1,008		$1,008
Patents in process	67		67	33		33
Intangible assets, net of accumulated amortization	$26,103		$11,120	$38,364		$14,158

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Commissions to sales agents	$5,181	$5,390
Legal costs	4,224	978
Accrued rebates	1,832	1,130
Estimated sales returns	452	2,435
Other	1,079	1,450
Accrued expenses	$12,768	$11,383
8.    Long Term Debt, Net
Citizens Credit Agreement
On January 19, 2024, the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with Citizens Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”), which provided the Company with a $75.0 million Revolving Credit Facility and a $20.0 million Term Loan Facility.
In July 2026, the Company repaid the remaining outstanding principal balance of $17.3 million under the Citizens Term Loan Facility using cash on hand. The repayment was accounted for as a debt extinguishment. The recognized loss on extinguishment of debt, consisting of unamortized deferred financing costs and issue discount, was immaterial.
The Citizens Credit Agreement remained in effect as of September 30, 2026, and the Company had no amounts drawn under the Revolving Credit Facility at that date. Unamortized deferred financing costs related to the Revolving Credit Facility were $0.5 million as of September 30, 2026, reflected as a component of other assets in the unaudited condensed consolidated balance sheet as of that date.
The Company was not in compliance with a certain financial covenant under the Citizens Credit Agreement as of September 30, 2026, constituting an Event of Default (as defined). The Company and the Lenders agreed to waive the default (the “Waiver”) until such time that the Company regains compliance with that financial covenant. Pursuant to the Waiver, the Company is not permitted to borrow upon the Revolving Credit Facility until such time that it regains compliance with the financial covenants.
Interest expense related to the Term Loan Facility, included in interest income, net in the unaudited condensed consolidated statements of operations, was $0.2 million and $0.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Interest expense related to the Term Loan Facility was $0.8 million and $1.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The Commitment Fee on the Revolving Credit Facility, included in interest income, net in the unaudited condensed consolidated statements of operations, was $0.1 million for each of the three months ended September 30, 2026 and September 30, 2025 and $0.3 million for each of the nine months ended September 30, 2026 and September 30, 2025.
9. Net (Loss) Income Per Common Share
Net (loss) income per common share is calculated using two methods: basic and diluted.
Basic Net (Loss) Income Per Common Share
The following table provides a calculation of basic net (loss) income per common share for each of the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(8,683)	$16,748	$(34,383)	$33,387
Weighted average common shares outstanding	145,865,259	148,035,283	147,359,552	147,692,441
Basic net (loss) income per common share	$(0.06)	$0.11	$(0.23)	$0.23
Diluted Net (Loss) Income Per Common Share
The following table sets forth the computation of diluted net (loss) income per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(8,683)	$16,748	$(34,383)	$33,387
Weighted average shares outstanding	145,865,259	148,035,283	147,359,552	147,692,441
Adjustments:
Potential common shares (a)
Restricted stock unit awards	—	1,030,191	—	1,206,093
Outstanding stock options	—	507,478	—	525,985
Performance stock unit awards	—	140,701	—	155,342
Total adjustments	—	1,678,370	—	1,887,420
Weighted average shares outstanding adjusted for potential common shares	145,865,259	149,713,653	147,359,552	149,579,861
Diluted net (loss) income per common share	$(0.06)	$0.11	$(0.23)	$0.22
(a) Weighted average common shares outstanding for the calculation of diluted net loss per common share does not include the following adjustments for potential common shares below because their effects were determined to be antidilutive for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock unit awards	896,533	—	819,819	—
Outstanding stock options	169,369	—	148,403	—
Performance stock unit awards	—	—	115,659	—
Potential common shares	1,065,902	—	1,083,881	—
10. Income Taxes
The effective tax rates for the Company were 21.5% and 26.7% for the three months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rates for the company were 22.2% and 24.9% for the nine months ended September 30, 2026 and 2025, respectively.
Note that the Company generated loss before income tax provision for the three and nine months ended September 30, 2026, meaning that decreases in the effective tax rates would be unfavorable for those periods. Conversely, the Company generated income before income tax provision for the three and nine months ended September 30, 2025, meaning that decreases in its effective tax rate would be favorable for those periods.
The effective tax rate for the three and nine months ended September 30, 2026 was unfavorably impacted by certain deduction limitations and merger costs. The effective tax rate for the nine months ended September 30, 2026 was further unfavorably impacted by lower stock-based compensation deductions.

The effective tax rate for the three and nine months ended September 30, 2025 was unfavorably impacted by certain deduction limitations. For the nine months ended September 30, 2025, this effect was offset by greater stock-based compensation deductions.
11.    Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activities
Selected cash payments, receipts, and non-cash activities are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for income taxes	$1,890	$4,083
Cash paid for interest	688	1,071
Non-cash activities:
Right of use assets arising from operating lease liabilities	5,401	—
Issuance of shares pursuant to employee stock purchase plan	1,453	1,586

12. Commitments and Contingencies
Merger Agreement and Debt Financing Commitment
Merger Agreement
On July 29, 2026, the Company entered into a definitive agreement (the “Merger Agreement”) with Sanara MedTech Inc. (“Sanara”) to acquire all outstanding shares of Sanara (the “Acquisition”) in a cash and stock transaction that values Sanara at $35.00 per share, reflecting an enterprise value of approximately $350 million. Under the terms of the agreement, each outstanding share of Sanara common stock will be converted into the right to receive $33.00 in cash and 0.4735 shares of the Company’s common stock, representing aggregate consideration of approximately $303 million in cash and approximately 4.4 million shares of the Company’s common stock, subject to applicable adjustments.
The Merger Agreement contains certain termination rights for both parties. Under specified circumstances, Sanara would be required to pay the Company a termination fee of $9.7 million, and, under other specified circumstances, the Company would be required to pay Sanara a termination fee of $22.5 million. No amounts related to these contingent termination fees have been accrued as of September 30, 2026, as payment of either fee is not considered probable.
Consummation of the Acquisition remains subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”), and the satisfaction of other customary closing conditions.
On October 15, 2026, the Company and Sanara each received a request for additional information (the “Second Request”) and documentary materials from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Acquisition. The effect of the Second Request is to extend the waiting period imposed by HSR until 30 days after the parties have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated earlier by the FTC. Completion of the Acquisition remains subject to the expiration or termination of the waiting period under HSR. The Company continues to work constructively with the FTC in its review of the Acquisition.
The Merger Agreement terminates if the Acquisition has not been consummated on or before July 29, 2027 (along with any extensions, the “End Date”). Either the Company or Sanara may extend the End Date to a date not later than January 29, 2028, if certain conditions are met.
As of September 30, 2026, the Acquisition had not closed and no acquisition accounting has been reflected in the Company's unaudited condensed consolidated financial statements.
Hayfin Financing Commitment
Concurrently with the Merger Agreement, the Company obtained a debt financing commitment (the “Hayfin Commitment”) from Hayfin Capital Management LLP (“Hayfin”) for a six-year, $300.0 million (the “Initial Commitment”) first lien senior secured term loan (the “Hayfin Term Loan”) bearing interest at a Term SOFR plus 6.25% (the “Margin”), the proceeds of which, together with cash on hand, are expected to fund the cash portion of the consideration. The Hayfin Commitment is effective until five days following the End Date, inclusive of any extensions.

The Hayfin Commitment requires the Company to pay a ticking fee (the “Ticking Fee”) beginning on October 6, 2026 through the earlier of the Termination Date or the Closing Date (as those terms are defined in the Merger Agreement). The Ticking Fee accrues daily at 1.00% per annum beginning in October 2026, and accrues at 50% of the Margin per annum beginning in January 2027, in each case calculated on the balance of the Initial Commitment.
The Hayfin Commitment is contingent upon the closing of the Acquisition, at which time the Hayfin Term Loan will be funded. As of September 30, 2026, the Hayfin Commitment had not been funded.
Profit Share Payments
On March 15, 2024, the Company entered into an Asset Purchase Agreement (the “TELA APA”) with TELA Bio, Inc. (“TELA”) to obtain exclusive rights to sell and market a 510(k)-cleared collagen particulate xenograft product in the United States, which the Company markets as HELIOGEN. Pursuant to the TELA APA, the Company was required to make payments (the “Profit Share Payments”) of between a minimum of $3.0 million and a maximum of $7.0 million based on MIMEDX’s net sales of the product over the two years following its commercialization of the product, which occurred during the second quarter of 2024.
During the third quarter of 2026, the Company made its final Profit Share Payment to TELA. As of September 30, 2026, the Company has no further obligation to TELA under the TELA APA.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries may be a party to pending and threatened legal, regulatory, and governmental actions and proceedings (including those described below). In view of the inherent difficulty of predicting the outcome of such matters, particularly where the plaintiffs or claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual recovery, loss, fines or penalties related to each pending matter may be. The Company's unaudited condensed consolidated balance sheet as of September 30, 2026 reflects the Company's current best estimate of probable losses associated with these matters, including costs to comply with various settlement agreements, where applicable. For more information regarding the Company’s legal proceedings, refer to Note 18, “Commitments and Contingencies” in the 2025 Form 10-K.
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
In September 2026, the Court issued an order vacating the FDA's determinations that AXIOFILL is not a Section 361 HCT/P because it is more than minimally manipulated and that AXIOFILL should be classified as a biological product rather than a medical device, and remanded both matters to the FDA for further consideration consistent with the Court's order. The Company continues to believe that AXIOFILL meets the requirements for classification as a Section 361 HCT/P.
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
Below is a summary of net sales by product line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Surgical	$39,960	36,627	115,631	102,888
Wound	22,323	77,098	70,005	197,647
Net sales	$62,283	$113,725	$185,636	$300,535
The Company did not have significant foreign operations or a single external customer from which 10% or more of net sales were derived during the three or nine months ended September 30, 2026 or 2025.
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
The below table presents selling and marketing and general and administrative expense (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling and marketing	$39,602	$53,720	$129,930	$148,448
General and administrative	18,711	15,281	41,393	44,673
Selling, general and administrative	$58,313	$69,001	$171,323	$193,121
Below is a breakout of interest expense and interest income (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$986	$1,210	$3,446	$3,407
Interest expense	(210)	(425)	(997)	(1,378)
Interest income, net	$776	$785	$2,449	$2,029
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
15. Investments
Vaporox Agreement

Late in the second quarter of 2025, the Company entered into a Convertible Note Purchase Agreement (the “Vaporox Note”) with Vaporox, Inc. (“Vaporox”) for $2.0 million. The note matures in the second quarter of 2028, and contains certain contingent conversion features upon the occurrence of specified events. The Vaporox Note was funded early in the third quarter of 2025.
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
As of September 30, 2026, the fair value of the note was $2.1 million, and was estimated using relevant valuation techniques and a series of Level 3 inputs.
Regen Lab
In December 2025, MiMedx entered into a Distributorship Agreement (the “Regen Agreement”) with Regen Lab USA LLC (“Regen Lab”), which provides the Company with the exclusive right to distribute their RegenKit®-Wound Gel in the United States.
The Regen Agreement was accounted for as an acquisition of assets. All costs of acquisition were allocated to the distributorship agreement and is reflected as a component of intangible assets, net, in the unaudited condensed consolidated balance sheet as of September 30, 2026.
In satisfaction of the obligation created by the Regen Agreement, the Company paid Regen Lab an up-front payment of $5.0 million during January 2026. In addition, the Company may be required to pay up to an additional $5.0 million in contingent consideration upon achievement of cumulative revenue milestones specified in the Regen Agreement. As of September 30, 2026, no contingent consideration milestones pursuant to the Regen Agreement have been met.
16. Subsequent Events
Patent License Agreement
In October 2026, the Company announced that it had entered into a patent license agreement (the “Patent License Agreement”) with a competitor Wound Care company (the “Licensee”). The Patent License Agreement resolves patent infringement allegations against the Licensee involving MiMedx’s intellectual property, to which the Licensee did not admit fault or liability.
The Licensee will pay MiMedx a total of $25.0 million in five equal, annual installments of $5.0 million,. The first installment was paid during the fourth quarter of 2026 and the remaining installments are due on the first four anniversary dates of the Patent License Agreement. The Patent License Agreement provides the Licensee with an indefinite, non-exclusive license to use certain of the Company’s patents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During the third quarter of 2026, our performance reflected the execution of our strategic priorities against evolving market dynamics for our Surgical and Wound franchises, which experienced broadly lower procedure volume and reimbursement reform, respectively. The results also demonstrated our ability to operate effectively as a leaner organization, as our cost reduction initiatives implemented earlier in the year resulted in a meaningfully improved financial profile compared to the second quarter of 2026. Finally, during the period, we announced that we have entered into a definitive agreement to acquire Sanara MedTech Inc. (“Sanara”).
•Net sales were $62 million, a decrease of 45% compared to the prior year period.
◦Our Surgical franchise, which accounted for 64% of our net sales, delivered 9% growth in the quarter. Surgical growth was driven by continued adoption of AMNIOFIX®, AMNIOEFFECT®, and our particulate portfolio, as well as contributions from G4Derm® Plus.
◦Our Wound franchise, which accounted for 36% of our net sales, meanwhile saw a 71% decline compared to the prior year period, due principally to the market disruptions driven by Medicare reimbursement changes implemented in 2026.
•Gross margin was 80% during the quarter, representing an improvement of 11 percentage points compared to gross margin of 69% during the second quarter of 2026. The sequential improvement was primarily driven by improved production throughput, operational efficiencies, and the favorable impact of cost reduction initiatives implemented earlier in the year.
•We reported a GAAP net loss of $9 million or $0.06 per diluted share, and ended the quarter with $121 million of net cash, an increase of $2 million compared to the second quarter of 2026.
•We continued to advance our cost reduction initiative through lower personnel costs, reduced discretionary spending, and operational efficiencies across the business, resulting in a significantly improved cost structure.
•On July 29, 2026, we entered into a definitive agreement to acquire Sanara MedTech Inc. (“Sanara”) in a cash and stock transaction with an enterprise value of approximately $350 million. The transaction is expected to expand our Surgical product portfolio and remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction of customary closing conditions. On October 15, 2026, we and Sanara each received a Second Request from the FTC, which will extend the HSR waiting period.
•In September 2026, we announced that the U.S. District Court for the Northern District of Georgia issued a favorable ruling in the Company’s litigation challenging the United States Food & Drug Administration’s (“FDA’s”) regulatory classification of AXIOFILL, the Company’s human placental-derived extracellular matrix particulate product.
Overview
MIMEDX is a pioneer and leader focused on helping humans heal with over a decade and a half of experience developing and commercializing products used in the treatment of a wide range of Surgical and Wound management applications. All of our products sold in the United States are regulated by the FDA. We apply Current Good Tissue Practices (“CGTP”) and other applicable quality standards in addition to terminal sterilization to produce our allografts.
This discussion, which presents our results for the three and nine months ended September 30, 2026 and 2025, should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes included in this Form 10-Q and the financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 25, 2026 (the “2025 Form 10-K”).
Results of Operations
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

	Three Months Ended September 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net sales	$62,283	$113,725	$(51,442)	(45.2)%
Cost of sales	12,581	18,719	(6,138)	(32.8)%
Gross profit	49,702	95,006	(45,304)	(47.7)%
Selling, general and administrative	58,313	69,001	(10,688)	(15.5)%
Research and development	2,796	3,703	(907)	(24.5)%
Amortization of intangible assets	295	112	183	nm
Interest income, net	776	785	(9)	(1.1)%
Other expense, net	(136)	(126)	(10)	7.9%
Income tax benefit (provision)	2,379	(6,101)	8,480	nm
Net (loss) income	(8,683)	16,748	(25,431)	nm
Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
Net sales were $62.3 million for the three months ended September 30, 2026, representing a decrease of $51.4 million, or 45.2%, compared to $113.7 million for the three months ended September 30, 2025.
Sales by product category were as follows (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Surgical	$39,960	$36,627	$3,333	9.1%
Wound	22,323	77,098	(54,775)	(71.0)%
Total	$62,283	$113,725	$(51,442)	(45.2)%
Surgical net sales were $40.0 million for the three months ended September 30, 2026, representing an increase of $3.3 million, or 9.1%, compared to $36.6 million for the three months ended September 30, 2025. This increase was primarily driven by continued growth in our AMNIOFIX and AMNIOEFFECT sheet products as well as our particulate portfolio, including HELIOGEN and complemented by contributions from our recently launched G4Derm Plus product.
Wound net sales were $22.3 million for the three months ended September 30, 2026, representing a decrease of $54.8 million or 71.0%, compared to $77.1 million for the three months ended September 30, 2025. This decrease was primarily driven by the continued impact of Medicare reimbursement changes effective January 1, 2026, which adversely affected both pricing and sales volumes for these products.
Cost of Sales and Gross Profit Margin
Cost of sales was $12.6 million for the three months ended September 30, 2026, representing a decrease of $6.1 million, or 32.8% compared to $18.7 million for the three months ended September 30, 2025. This decrease was primarily driven by lower Wound sales volume and lower production costs, partially offset by unfavorable sales mix.
Gross profit margin was 79.8% for the three months ended September 30, 2026, compared to 83.5% for the three months ended September 30, 2025. This decline was primarily driven by lower pricing in the Wound business following the Medicare reimbursement changes and unfavorable sales mix. These impacts were partially offset by lower production costs resulting from our cost reduction initiative and improved production throughput.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense was $58.3 million for the three months ended September 30, 2026, compared to $69.0 million for the three months ended September 30, 2025. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Selling and marketing	$39,602	$53,720	$(14,118)	(26.3)%
General and administrative	18,711	15,281	3,430	22.4%
Selling, general and administrative	$58,313	$69,001	$(10,688)	(15.5)%
Sales and marketing expenses decreased $14.1 million or 26.3%, year over year, primarily driven by lower personnel, travel, and meeting expense resulting from our cost reduction initiative and lower commission expense driven by reduced sales.
General and administrative expenses increased $3.4 million or 22.4% year over year. The increase was driven by $6 million of incremental legal expenses associated with our ongoing litigation matters and strategic expenses, including other transaction costs incurred pursuant to our contemplated acquisition of Sanara. These were partially offset by decreases in personnel costs resulting from our cost reduction initiative.
Research and Development Expense
Research and development (“R&D”) expense was $2.8 million for the three months ended September 30, 2026, representing a decrease of $0.9 million, or 24.5%, compared to $3.7 million for the three months ended September 30, 2025. This decrease was primarily driven by lower personnel costs resulting from our cost reduction initiative. Clinical trial costs were comparable year over year, as costs associated with the CHORIOFIX™ randomized controlled trial (“RCT”) were offset by lower costs following the completion of the EPIEFFECT® RCT.

Interest Income, Net
Interest income, net was $0.8 million for the three months ended September 30, 2026, consistent with the three months ended September 30, 2025. Lower interest expense resulting from reduced outstanding debt and lower interest rates on borrowings was largely offset by lower interest income driven by reduced average cash balances and lower yields on the Company’s interest-bearing accounts.
Income Tax Benefit (Provision)
The effective tax rates for the Company were 22% and 27% for the three months ended September 30, 2026 and September 30, 2025, respectively.
Note that we generated pre-tax loss for the three months ended September 30, 2026, meaning that decreases in our effective tax rate would be unfavorable for that period. Conversely, we generated pre-tax income for the three months ended September 30, 2025, meaning that decreases in our effective tax rate would be favorable for that period.
The effective tax rates for the three months ended September 30, 2026 and September 30, 2025 were unfavorably impacted by certain deduction limitations. Additionally, the effective tax rate for the three months ended September 30, 2026 was unfavorably impacted by merger costs related to our pending acquisition of Sanara.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	(in thousands)
	2026	2025	$ Change	% Change
Net sales	$185,636	$300,535	$(114,899)	(38.2)%
Cost of sales	49,929	53,958	(4,029)	(7.5)%
Gross profit	135,707	246,577	(110,870)	(45.0)%
Selling, general and administrative	171,323	193,121	(21,798)	(11.3)%
Research and development	9,712	10,336	(624)	(6.0)%
Amortization of intangible assets	887	310	577	nm
Interest income, net	2,449	2,029	420	20.7%
Other expense, net	(407)	(372)	(35)	9.4%
Income tax benefit (provision)	9,790	(11,080)	20,870	nm
Net (loss) income	(34,383)	33,387	(67,770)	nm

Changes noted as “nm” in the table above indicate that the percentage change is not meaningful.
Net Sales
Net Sales were $185.6 million for the nine months ended September 30, 2026, representing a decrease of $114.9 million, or 38.2%, compared to $300.5 million for the nine months ended September 30, 2025.
Sales by product category were as follows (amounts in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Surgical	$115,631	$102,888	$12,743	12.4%
Wound	70,005	197,647	(127,642)	(64.6)%
Total	$185,636	$300,535	$(114,899)	(38.2)%
Surgical net sales were $115.6 million for the nine months ended September 30, 2026, representing an increase of $12.7 million, or 12.4%, compared to the nine months ended September 30, 2025. This increase was primarily driven by continued growth in our AMNIOFIX and AMNIOEFFECT sheet products as well as our particulate portfolio, including HELIOGEN and complemented by contributions from G4Derm Plus.
Wound net sales were $70.0 million for the nine months ended September 30, 2026, representing a decrease of $127.6 million or 64.6%, compared to the nine months ended September 30, 2025. This decrease was primarily driven by the continued impact of Medicare reimbursement changes which adversely affected both pricing and sales volumes for these products.
Cost of Sales and Gross Profit Margin
Cost of sales was $49.9 million for the nine months ended September 30, 2026, representing a decrease of $4.0 million, or 7.5%, compared to $54.0 million for the nine months ended September 30, 2025. This decrease was primarily driven by lower Wound sales volume and lower production costs, partially offset by unfavorable sales mix and one-time expenses related to our cost reduction initiative incurred during the second quarter of 2026.
Gross profit margin was 73.1% for the nine months ended September 30, 2026 compared to 82.0% for the nine months ended September 30, 2025. This decline was primarily driven by lower pricing in the Wound business following the Medicare reimbursement changes, unfavorable sales mix, and a one-time cost reduction initiative expense. These impacts were partially offset by lower production costs resulting from our cost reduction initiative and improved production throughput.
Selling, General and Administrative Expense
Selling, general and administrative expense was $171.3 million for the nine months ended September 30, 2026, compared to $193.1 million for the nine months ended September 30, 2025. The following table shows the composition of this expense between selling and marketing (“S&M”) and general and administrative (“G&A”) components (amounts in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Selling and marketing	$129,930	$148,448	$(18,518)	(12.5)%
General and administrative	41,393	44,673	(3,280)	(7.3)%
Selling, general and administrative	$171,323	$193,121	$(21,798)	(11.3)%
Sales and marketing expenses decreased $18.5 million or 12.5%, year over year, primarily driven by lower personnel, travel, and meeting expense resulting from our recent cost reduction initiative as well as lower commission expense driven by reduced sales. These decreases were partially offset by bad debt expense associated with the credit deterioration of certain legacy customers, as well as one-time expenses related to our cost reduction initiative incurred during the second quarter of 2026.
General and administrative expenses decreased $3.3 million or 7.3%, year over year, primarily due to the reversal of stock-based compensation expense associated with unvested performance stock unit awards and lower personnel costs resulting from our cost reduction initiative. These savings were partially offset by increased legal expense associated with ongoing legal matters and costs incurred pursuant to our contemplated acquisition of Sanara MedTech Inc (“Sanara”).

Research and Development Expense
Research and development (“R&D”) expense was $9.7 million for the nine months ended September 30, 2026, compared to $10.3 million for the nine months ended September 30, 2025. This decrease was primarily driven by lower personnel costs associated with our recent cost reduction initiative, partially offset by costs associated with increased enrollment for our EPIEFFECT and CHORIOFIX randomized controlled trials.
Interest Income, Net
Interest income, net was $2.4 million for the nine months ended September 30, 2026 compared to interest income, net of $2.0 million for the nine months ended September 30, 2025, an increase of 0.4 million, or 20.7%. The increase was driven by higher average cash balances maintained in the Company’s interest-bearing accounts, a reduction in outstanding debt, and lower interest rates on outstanding borrowings.
Income Tax Benefit (Provision)
The effective tax rates for the Company were 22% and 25% for the nine months ended September 30, 2026 and 2025, respectively.
Note that we generated pre-tax loss for the nine months ended September 30, 2026, meaning that decreases in our effective tax rate would be unfavorable for that period. Conversely, we generated pre-tax income for the nine months ended September 30, 2025, meaning that decreases in our effective tax rate would be favorable for that period.
The effective tax rate for the nine months ended September 30, 2026 was unfavorably impacted by certain deduction limitations as well as lower stock-based compensation deductions for tax as well as merger costs related to our pending acquisition of Sanara.
The effective tax rate for the nine months ended September 30, 2025 was favorably impacted by greater stock-based compensation deductions for tax. This favorability was offset by certain deduction limitations.
Discussion of Cash Flows
Operating Activities
Cash used in operating activities was $4.2 million during the nine months ended September 30, 2026, representing a decrease of $53.3 million, compared to cash provided by operating activities of $49.0 million for the nine months ended September 30, 2025. This decrease was primarily attributable to lower cash collections associated with reduced sales, higher annual incentive compensation payments made during the first quarter of 2026, and cost reduction initiative-related severance payments made during the second quarter of 2026. These impacts were partially offset by lower operating expenditures resulting from the Company’s ongoing cost reduction initiative and lower commission payments.
Investing Activities
Cash used for investing activities was $6.5 million during the nine months ended September 30, 2026, compared to $6.6 million for the nine months ended September 30, 2025. Cash used during the 2026 period primarily consisted of a $5.0 million payment associated with the acquisition of exclusive distribution rights for RegenKit®‑Wound Gel.
Financing Activities
Cash used for financing activities was $34.6 million during the nine months ended September 30, 2026, compared to $4.8 million for the nine months ended September 30, 2025. This increase was primarily attributable to the repayment of our term loan under the Citizens Credit Agreement and repurchases of common stock under the Company’s Share Repurchase Plan.

Liquidity and Capital Resources
We require capital for our operating activities, including costs associated with the sale of product through direct and indirect sales channels, research and development activities, compliance costs, costs to sell and market our products, regulatory fees, and legal and consulting fees in connection with ongoing litigation and other matters. We generally fund our operating capital requirements through our operating activities and cash reserves. We expect to use capital to invest in the broadening of our product portfolio, including through potential acquisitions, licensing agreements or other arrangements, the international expansion of our business and certain capital projects. In addition, we will require approximately $303 million of cash to fund the cash portion of the consideration payable in the Acquisition, which we expect to fund with the proceeds of the
$300.0 million Hayfin Term Loan and cash on hand, as well as cash to pay transaction-related costs, the Ticking Fee under the Hayfin Commitment and, under specified circumstances, a $22.5 million termination fee payable to Sanara.
Accordingly, following the closing of the Acquisition, our debt service requirements will increase materially.
As of September 30, 2026, we had $120.8 million of cash and cash equivalents, total current assets of $187.2 million and total current liabilities of $43.0 million. We had no long term debt outstanding and $75.0 million of availability under our Revolving Credit Facility, subject to the terms of the covenant waiver described below.
The Company is currently paying its obligations in the ordinary course of business. We believe that our cash from operating activities, existing cash and cash equivalents, and available credit under the Citizens Credit Agreement, as defined below, will enable us to meet our operational liquidity needs for the twelve months following the filing date of this Quarterly Report.
Citizens Credit Agreement
On January 19, 2024, the Company entered into a Credit Agreement (the “Citizens Credit Agreement”) with Citizens Bank, N.A. and Bank of America, N.A. (collectively, the “Lenders”), which provided the Company with a $75.0 million Revolving Credit Facility and $20.0 million Term Loan Facility.
During the third quarter of 2026, we repaid the remaining principal balance of $17.3 million on the Term Loan Facility, and have no further obligations with respect to that borrowing.
The Citizens Credit Agreement requires that we comply with certain financial covenants, including a maximum total net leverage ratio and a minimum consolidated fixed charge coverage ratio, as well as other customary restrictive covenants.
As of September 30, 2026, we were not in compliance with the financial covenants pursuant to the Citizens Credit Agreement, constituting an Event of Default (as defined). We agreed with the Lenders to waive the default until such time that the Company regains compliance with the financial covenants.
As of September 30, 2026, the Company had no remaining principal outstanding on the Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In connection with the execution and delivery of definitive documentation with respect to the Hayfin Term Loan once funded in connection with the closing of the Acquisition (each as defined below), we expect that the Citizens Credit Agreement will be terminated and any amounts outstanding will be repaid in full.
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
During the nine months ended September 30, 2026, we repurchased 3.5 million shares on the open market for $12.7 million. Pursuant to the terms of the Share Repurchase Plan, we have $87.3 million of authorized purchase capacity as of September 30, 2026.
Merger Agreement and Debt Financing Commitment
Merger Agreement
On July 29, 2026, we entered into a definitive agreement (the “Merger Agreement”) with Sanara MedTech Inc. (“Sanara”) to acquire all outstanding shares of Sanara (the “Acquisition”) in a cash and stock transaction that values Sanara at $35.00 per share, reflecting an enterprise value of approximately $350 million. Under the terms of the agreement, each outstanding share of

Sanara common stock will be converted into the right to receive $33.00 in cash and 0.4735 shares of our common stock, representing aggregate consideration of approximately $303 million in cash and approximately 4.4 million shares of our common stock, subject to applicable adjustments.
The Merger Agreement contains certain termination rights for both parties. Under specified circumstances, Sanara would be required to pay us a termination fee of $9.7 million, and, under other specified circumstances, we would be required to pay Sanara a termination fee of $22.5 million.
Consummation of the Acquisition remains subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”), and the satisfaction of other customary closing conditions.
On October 15, 2026, we and Sanara each received a request for additional information (the “Second Request”) and documentary materials from the Federal Trade Commission (“FTC”) in connection with the FTC’s review of the Acquisition. The effect of the Second Request is to extend the waiting period imposed by HSR until 30 days after the parties have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated earlier by the FTC. Completion of the Acquisition remains subject to the expiration or termination of the waiting period under HSR. We continue to work constructively with the FTC in its review of the Merger.
The Merger Agreement terminates if the Acquisition has not been consummated on or before July 29, 2027 (along with any extensions, the “End Date”). Either we or Sanara may extend the End Date to a date not later than January 29, 2028, if certain conditions are met.
As of September 30, 2026, the Acquisition had not closed.
Hayfin Financing Commitment
Concurrently with the Merger Agreement, we obtained a debt financing commitment (the “Hayfin Commitment”) from Hayfin Capital Management LLP (“Hayfin”) for a six-year, $300.0 million (the “Initial Commitment”) first lien senior secured term loan (the “Hayfin Term Loan”) bearing interest at a Term SOFR plus 6.25%, the proceeds of which, together with cash on hand, are expected to fund the cash portion of the consideration. The Hayfin Commitment is contingent upon the closing of the Acquisition, at which time the Hayfin Term Loan will be funded. However, the Hayfin Commitment is effective until five days following the End Date, inclusive of any extensions.
The Hayfin Commitment requires us to pay a ticking fee (the “Ticking Fee”) beginning in October 2026 through the earlier of the Termination Date or the Closing Date (as those terms are defined in the Merger Agreement). The Ticking Fee accrues daily at 1.00% per annum beginning in October 2026, and accrues at 50% of the Margin per annum beginning in January 2027, in each case calculated on the balance of the Initial Commitment.
As of September 30, 2026, the Hayfin Commitment had not been funded.
Contractual Obligations
Other than the pending Acquisition, the debt financing commitment and related Ticking Fee obligations described above under “Merger Agreement and Debt Financing Commitment” and the repayment of the Term Loan Facility under the Citizens Credit Agreement, there were no significant changes to our contractual obligations during the nine months ended September 30, 2026 from those disclosed in the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results from Operations”, in the 2025 Form 10-K.
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
Write-offs of associated receivables cause us to reduce the allowance and only impact the consolidated statement of operations in the period in which it occurs to the extent that the receivable was not fully reserved at the time of write-off. Other revisions to the reserve, which reflect changes in our expectations in credit losses, are accounted for prospectively as credit loss expense or reversal.
Sensitivity of the Estimate to Change
We have reserved $14.1 million for credit losses against a gross accounts receivable balance of $51.4 million as of September 30, 2026. Subsequent deviations in customer collection patterns relative to historical norms, as well as significant, customer-specific changes in facts and circumstances could cause us to materially revise our allowance for credit losses. Such changes will result in the reflection of credit loss expense or reversal in the period such changes are identified.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the ordinary course of its business activities, some of which involve claims for substantial amounts. The ultimate outcome of these suits cannot be ascertained at this time. For a description of material legal and regulatory proceedings, including the Company’s litigation challenging the FDA’s regulatory classification of AXIOFILL, see Note 12, “Commitments and Contingencies — Litigation and Regulatory Matters”, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
An investment in our Common Stock involves a substantial risk of loss. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q and the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to the Sanara Acquisition
The Acquisition may be delayed or not completed.
The completion of our pending acquisition of Sanara is subject to a number of conditions, including the expiration or termination of the applicable waiting period under the HSR Act, and other closing conditions set forth in the Merger Agreement.
On October 15, 2026, we and Sanara each received a request for additional information and documentary materials (a “Second Request”) from the FTC in connection with the FTC’s review of the Acquisition. The effect of the Second Request is to extend the waiting period under the HSR Act until 30 days after we have substantially complied with the Second Request, unless that period is extended voluntarily by the parties or terminated earlier by the FTC or the agency otherwise decides to close its review without substantial compliance and grant early termination.
The Second Request may delay completion of the Acquisition and require us to devote significant time and resources to the regulatory review process. There can be no assurance as to the timing or outcome of the FTC’s review. The FTC could seek to prevent the Acquisition or impose conditions, limitations or restrictions in connection with the Acquisition that could delay completion of the Acquisition, impose additional costs, reduce the anticipated benefits of the Acquisition or cause the Acquisition not to be completed.
If the Acquisition is delayed or not completed, we may incur significant expenses without realizing the anticipated benefits of the Acquisition. Failure to complete the Acquisition could also adversely affect our relationships with employees, customers and other business partners and could adversely affect our business, results of operations and financial condition.
We may be unable to obtain the financing necessary to complete the Acquisition.
We expect to fund a portion of the cash consideration payable in the Acquisition with proceeds from debt financing contemplated by the Hayfin Commitment. The completion of the Acquisition is not conditioned on our receipt of such financing. If the contemplated debt financing is not available when required, we may be required to obtain alternative financing, which may not be available on acceptable terms or at all and may be more costly or otherwise less favorable than the contemplated financing.
Our ability to obtain the contemplated financing is subject to the satisfaction of the conditions set forth in the applicable Hayfin Commitment. If we are unable to obtain sufficient financing when required, the Acquisition could be delayed or may not be completed, and under certain circumstances we may be required to pay a termination fee. In addition, alternative financing arrangements could impose additional costs or restrictions on us that could adversely affect our business, results of operations and financial condition.
The indebtedness we expect to incur in connection with the Acquisition may adversely affect our financial health.

We expect to incur significant additional indebtedness in connection with the Acquisition in the form of the Hayfin Term Loan. This additional indebtedness could increase our debt service obligations, reduce the amount of cash available for working capital, capital expenditures, acquisitions and other general corporate purposes, limit our ability to obtain additional financing and increase our vulnerability to adverse economic and industry conditions.
The definitive financing documentation is also expected to contain operating and financial restrictions and covenants that may limit our ability to incur additional indebtedness, make investments, pay dividends or make other restricted payments, dispose of assets or engage in other transactions. Our failure to comply with such covenants could result in an event of default and permit the lenders to accelerate amounts outstanding and exercise other remedies. Any of these consequences could adversely affect our business, results of operations and financial condition.
The pending Acquisition may disrupt our business and divert management’s attention.
The pendency of the Acquisition could result in uncertainty among our employees, customers and other business partners and could adversely affect our ability to retain key employees and maintain business relationships.
In addition, management and other employees are devoting significant time and resources to matters relating to the Acquisition, including the FTC’s review and responding to the Second Request. These activities could divert management’s attention and other resources from our existing business and other strategic opportunities. The Merger Agreement also restricts certain actions we may take while the Acquisition is pending, which could prevent us from pursuing certain business opportunities or taking other actions that we might otherwise consider beneficial. Any of these matters could adversely affect our business, results of operations and financial condition, regardless of whether the Acquisition is completed.
We may be unable to successfully integrate Sanara or realize the anticipated benefits of the Acquisition.
The success of the Acquisition will depend, in part, on our ability to successfully integrate Sanara and realize the anticipated benefits of the Acquisition. The integration of Sanara may be more difficult, costly or time-consuming than anticipated, and we may be unable to successfully integrate, operate, maintain and manage the acquired operations. We may also be unable to realize the anticipated benefits of the Acquisition, including anticipated revenues, cost savings or synergies.
The integration process could result in the loss of key employees, disruption of our existing business or that of Sanara, disruption of business relationships and diversion of management’s attention and resources. We have also incurred, and expect to continue to incur, significant transaction, financing, regulatory and integration-related costs in connection with the Acquisition, many of which will be incurred regardless of whether the Acquisition is completed. If we are unable to successfully integrate Sanara or realize the anticipated benefits of the Acquisition, our business, results of operations and financial condition could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
31.1 #	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 #	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS #	XBRL Instance Document
101.SCH #	XBRL Taxonomy Extension Schema Document
101.CAL #	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF #	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB #	XBRL Taxonomy Extension Label Linkbase Document
101.PRE #	XBRL Taxonomy Extension Presentation Linkbase Document
104 #	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed or furnished herewith

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2026	MIMEDX GROUP, INC.

	By:	/s/ Doug Rice
Doug Rice
Chief Financial Officer
(duly authorized officer)